Form 10-Q
period 2015-03-31
ZILLOW GROUP, INC.
filed 2015-05-12
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36853

ZILLOW GROUP, INC.

(Exact name of registrant as specified in its charter)

Washington	47-1645716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 470-7000

https://twitter.com/zillowgroup

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2015, 52,486,754 shares of Class A common stock and 6,217,447 shares of Class B common stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2015

i

As used in this Quarterly Report on Form 10-Q, the terms “Zillow Group,” “the Company,” “we,” “us” and “our” refer to Zillow Group, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our February 2015 acquisition of Trulia, Inc., as well as those risks, uncertainties and assumptions described in Part II, Item 1A (Risk Factors) of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, and we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this quarterly report on Form 10-Q.

Investors and others should note that Zillow Group announces material financial information to its investors using its investor relations website, press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters and for complying with its disclosure obligations under Regulation FD:

•	Zillow Group Investor Relations Webpage (http://investors.zillowgroup.com)

•	Zillow Group Investor Relations Blog (http://www.zillowgroup.com/ir-blog)

•	Zillow Group Twitter Account (https://twitter.com/zillowgroup)

The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$307,852	$125,765
Short-term investments	320,581	246,829
Accounts receivable, net of allowance for doubtful accounts of $2,988 and $2,811 at March 31, 2015 and December 31, 2014, respectively	31,267	18,684
Prepaid expenses and other current assets	25,035	10,059

Total current assets	684,735	401,337
Restricted cash	6,800	—
Long-term investments	—	83,326
Property and equipment, net	72,936	41,600
Goodwill	1,833,427	96,352
Intangible assets, net	569,125	26,757
Other assets	1,171	358

Total assets	$3,168,194	$649,730

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,661	$9,358
Accrued expenses and other current liabilities	52,468	16,883
Accrued compensation and benefits	16,786	6,735
Accrued restructuring costs	7,369	—
Deferred revenue	23,768	15,356
Deferred rent, current portion	968	864

Total current liabilities	115,020	49,196
Deferred rent, net of current portion	11,774	11,755
Long-term debt	230,000	—
Deferred tax liabilities and other long-term liabilities	143,430	—
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of March 31, 2015 and December 31, 2014; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 and 600,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; 52,248,931 and 34,578,393 shares issued and outstanding as of March 31, 2015	5	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 6,217,447 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2015 and no shares authorized as of December 31, 2014; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	2,853,941	716,506
Accumulated other comprehensive income	138	—
Accumulated deficit	(186,115)	(127,731)

Total shareholders’ equity	2,667,970	588,779

Total liabilities and shareholders’ equity	$3,168,194	$649,730

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$127,273	$66,243
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	13,019	6,164
Sales and marketing	59,286	35,133
Technology and development	37,325	16,735
General and administrative	38,024	14,689
Acquisition-related costs	12,477	—
Restructuring costs	25,065	—

Total costs and expenses	185,196	72,721

Loss from operations	(57,923)	(6,478)
Other income	269	219
Interest expense	(730)	—

Net loss	$(58,384)	$(6,259)

Net loss per share — basic and diluted	$(1.19)	$(0.16)
Weighted-average shares outstanding — basic and diluted	49,130	39,322
(1) Amortization of website development costs and intangible assets included in technology and development	$11,782	$6,784

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(58,384)	$(6,259)
Other comprehensive income:
Unrealized gains on investments	149	—
Reclassification adjustment for net investment gains included in net loss	(10)	—

Net unrealized gains on investments	139	—

Total other comprehensive income	139	—

Comprehensive loss	$(58,245)	$(6,259)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(58,384)	$(6,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,028	8,074
Share-based compensation expense	23,007	7,132
Restructuring costs	21,702	—
Loss on disposal of property and equipment	87	235
Bad debt expense	805	635
Deferred rent	381	697
Amortization of bond premium	849	812
Changes in operating assets and liabilities:
Accounts receivable	(296)	(260)
Prepaid expenses and other assets	5,477	(1,920)
Accounts payable	(763)	1,679
Accrued expenses and other current liabilities	(7,652)	2,468
Accrued compensation and benefits	1,727	1,070
Deferred revenue	112	(158)
Other long-term liabilities	375	—

Net cash provided by operating activities	1,455	14,205
Investing activities
Proceeds from maturities of investments	63,780	44,539
Purchases of investments	(59,896)	(103,094)
Proceeds from sales of investments	4,979	—
Increase in restricted cash	147	—
Purchases of property and equipment	(10,321)	(7,872)
Purchases of intangible assets	(284)	(1,147)
Cash acquired in acquisition, net	173,406	—

Net cash provided by (used in) investing activities	171,811	(67,574)
Financing activities
Proceeds from exercise of Class A Common stock options	9,124	5,263
Value of equity awards withheld for tax liability	(303)	—

Net cash provided by financing activities	8,821	5,263
Net increase (decrease) in cash and cash equivalents during period	182,087	(48,106)
Cash and cash equivalents at beginning of period	125,765	201,760

Cash and cash equivalents at end of period	$307,852	$153,654

Supplemental disclosures of cash flow information
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$1,883,728	$—
Capitalized share-based compensation	$2,424	$1,586
Write-off of fully depreciated property and equipment	$11,759	$1,498

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy and HotPads. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Postlets, Mortech, Diverse Solutions, Market Leader and Retsly.

Acquisition of Trulia, Inc.

Effective February 17, 2015, pursuant to the Agreement and Plan of Merger dated as of July 28, 2014 (the “Merger Agreement”) by and among Zillow, Inc. (“Zillow”), Zillow Group, and Trulia, Inc. (“Trulia”), following the consummation of the mergers contemplated by the Merger Agreement (the “Mergers”), each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. Upon completion of the Mergers, each share of Class A common stock of Zillow (other than shares held by Zillow as treasury stock or by Zillow Group, Trulia, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) was converted into the right to receive one share of fully paid and nonassessable Class A common stock of Zillow Group, each share of Class B common stock of Zillow (other than shares held by Zillow as treasury stock or by Zillow Group, Trulia, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) was converted into the right to receive one share of fully paid and nonassessable Class B common stock of Zillow Group, and each share of Trulia common stock (other than shares held by Trulia as treasury stock or by Zillow Group, Zillow, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) was converted into the right to receive 0.444 of a share of fully paid and nonassessable Class A Common Stock of Zillow Group.

In addition, subject to certain exceptions, each Trulia stock option, restricted stock unit and stock appreciation right outstanding upon the consummation of the Mergers, whether or not vested and exercisable, was assumed by Zillow Group and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of Zillow Group Class A Common Stock. The terms of each assumed equity award are the same except that the number of shares subject to each equity award and the per share exercise price, if any, were adjusted based on the exchange ratio of 0.444 per a formula set forth in the Merger Agreement. Generally, each Zillow stock option and restricted stock unit outstanding upon the consummation of the Mergers, whether or not vested or exercisable, was assumed by Zillow Group and converted into a corresponding equity award to purchase or acquire shares of Zillow Group Class A common stock. The terms of each assumed equity award are the same. Any unvested shares of Zillow Class A common stock subject to a repurchase option, risk of forfeiture or other condition as of the consummation of the Mergers were exchanged for shares of Zillow Group Class A common stock that are also unvested and subject to the same repurchase option, risk of forfeiture or other condition. Each Zillow restricted unit outstanding as of the consummation of the Mergers was assumed by Zillow Group and converted into the right to receive Zillow Group Class A common stock, subject to the same terms as the original restricted unit.

The total purchase price of Trulia was approximately $2.0 billion. During the three months ended March 31, 2015, Zillow Group incurred a total of $12.5 million in acquisition-related costs related to the transaction, which includes $9.1 million of investment banking fees. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. Further details on the acquisition of Trulia are presented in Note 6 of these condensed consolidated financial statements.

On February 17, 2015, in connection with the Mergers, Zillow Group undertook a restructuring plan that will result in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $25.1 million during the three months ended March 31, 2015 for severance and other personnel related expenses, contract termination costs associated with certain operating leases, and non-cash expenses relating to stock vesting acceleration. Further details on the restructuring are presented in Note 15 of these condensed consolidated financial statements.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our February 2015 acquisition of Trulia; rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our mobile applications and websites, among other things.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2014 included in Zillow, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 17, 2015. The condensed consolidated balance sheet as of December 31, 2014, included herein, was derived from the audited financial statements of Zillow, Inc. as of that date.

For financial reporting and accounting purposes, Zillow was the acquirer of Trulia. The results presented in the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements reflect those of Zillow prior to the completion of the acquisition of Trulia on February 17, 2015, and Trulia’s results of operations have been included prospectively after February 17, 2015.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2015, our results of operations and our cash flows for the three month periods ended March 31, 2015 and 2014. The results of the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any interim period or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, website development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income tax uncertainties, including a valuation allowance for deferred tax assets, business combinations, goodwill, and restructuring, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Reclassifications

Certain immaterial reclassifications have been made in the condensed consolidated statements of operations and statements of cash flows to conform data for prior periods to the current format.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts receivable. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of our investments.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.

Cash and Cash Equivalents

Cash includes currency on hand as well as demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Our cash equivalents include only investments with original maturities of three months or less. We regularly maintain cash in excess of federally insured limits at financial institutions.

Restricted Cash

Restricted cash consists of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases.

Investments

Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit, and are classified as available-for-sale securities beginning on January 1, 2015. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the condensed consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of March 31, 2015 or December 31, 2014.

Prior to January 1, 2015 our investments were classified as held-to-maturity and were recorded at amortized cost (see Note 4).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts. We consider accounts outstanding longer than the contractual terms past due. We review accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance when accounts are ultimately determined to be uncollectible. Bad debt expense is included in general and administrative expenses.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Computer equipment	3 years
Purchased software	3 years
Office equipment, furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of expected useful life or lease term

Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the differences between the proceeds received and the net book value of the disposed asset.

Website and Software Development Costs

The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in technology and development expense.

Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one year. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired.

We assess goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

Intangible Assets

We purchase and license data content from multiple data providers. This data content consists of U.S. county data about home details (e.g., the number of bedrooms, bathrooms, square footage) and other information relating to the purchase price of homes, both current and historical, as well as imagery, mapping and parcel data that is displayed on our mobile applications and websites. Our home details data not only provides information about a home and its related transactions which is displayed on our mobile applications and websites, but is also used in our proprietary valuation algorithms to produce Zestimates, Trulia Estimates, Rent Zestimates and Zillow Home Value Indexes. License agreement terms vary by vendor. In some instances, we retain perpetual rights to this information after the contract ends; in other instances, the information and data are licensed only during the fixed term of the agreement. Additionally, certain data license agreements provide for uneven payment amounts throughout the life of the contract term.

We capitalize payments made to third parties for data licenses that we expect to provide future economic benefit through the recovery of the costs of these arrangements via the generation of our revenue and margins. For data license contracts that include uneven payment amounts, we capitalize the payments as they are made as an intangible asset and amortize the total contract value over the estimated useful life. For contracts in which we have perpetual rights to the data, the total contract value is amortized on a straight-line basis over the life of the contract plus two years, which is equivalent to the estimated useful life of the asset. For contracts in which we do not have access to the data beyond the contractual term, the total contract value is amortized on a straight line basis over the term of the contract. We evaluate data content contracts for potential capitalization at the inception of the arrangement as well as each time periodic payments to third parties are made.

The amortization period for the capitalized purchased content is based on our best estimate of the useful life of the asset, which ranges from two to nine years. The determination of the useful life includes consideration of a variety of factors including, but not limited to, our assessment of the expected use of the asset and contractual provisions that may limit the useful life, as well as an assessment of when the data is expected to become obsolete based on our estimates of the diminishing value of the data over time. We evaluate the useful life of the capitalized purchased data content each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. If we determine the estimate of the asset’s useful life requires modification, the carrying amount of the asset is amortized prospectively over the revised useful life. The capitalized purchased data content is amortized on a straight-line basis as the pattern of delivery of the economic benefits of the data cannot reliably be determined because we do not have the ability to reliably predict future traffic to our websites and mobile applications.

Under certain other data agreements, the underlying data is obtained on a subscription basis with consistent monthly recurring payment terms over the contractual period. Upon the expiration of such arrangements, we no longer have the right to access the related data, and therefore, the costs incurred under such contracts are not capitalized and are expensed as payments are made. We would immediately lose rights to data under these arrangements if we were to cancel the subscription and/or cease making payments under the subscription arrangements.

We also have intangible assets for developed technology, customer relationships, trade names and trademarks, advertising relationships and MLS home data feeds which we recorded in connection with acquisitions. Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. These intangible assets are amortized over the estimated useful life of the asset on a straight-line basis.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

We evaluate intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

Deferred Revenue

Deferred revenue consists of prepaid advertising fees received or billed in advance of the delivery or completion of the services, prepaid but unrecognized subscription revenue, and for amounts received in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met.

Deferred Rent

For our operating leases, we recognize rent expense on a straight-line basis over the terms of the leases and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Landlord-funded leasehold improvements are also recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the non-cancelable term of the related operating lease.

Restructuring

The main components of our restructuring plan related to the February 2015 acquisition of Trulia relate to workforce reduction and contract termination costs. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to the employees and certain other criteria are met. Share-based compensation expense related to acceleration of share-based awards assumed in connection with the acquisition of Trulia is recognized over the remaining requisite service period. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms or at the cease-use date. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded. Further details on the restructuring are presented in Note 15 of these condensed consolidated financial statements.

Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations. Further details on the February 2015 acquisition of Trulia are presented in Note 6 of these condensed consolidated financial statements.

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We consider a signed agreement, a binding insertion order or other similar documentation reflecting the terms and conditions under which products or services will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate and mortgage industries. These professionals include local real estate professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue. Incremental direct costs incurred related to the acquisition or origination of a customer contract in a transaction that results in the deferral of revenue are expensed as incurred.

Marketplace Revenue. Marketplace revenue consists of real estate, mortgages, and Market Leader revenue.

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Rentals, which includes our rentals marketplace and suite of tools for rental professionals.

Our Zillow Premier Agent program, which is included in real estate revenue, offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. We charge for our Platinum Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter. We charge a fixed subscription fee for Zillow’s Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

Our Trulia real estate products included in real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Local Ads, Trulia Mobile Ads, Trulia Pro with featured listings, and Trulia Seller Ads. Trulia Local Ads and Trulia Mobile Ads enable real estate professionals to promote themselves on Trulia’s search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes.

Rentals revenue, which is included in real estate revenue, primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes advertising sold to mortgage lenders on a cost-per-click (“CPC”) basis, related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. In Zillow Mortgages, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgages are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users click for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user clicks on a mortgage advertisement or to obtain additional information about a mortgage loan quote.

Market Leader revenue primarily includes a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. We also sell a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partner with them to drive adoption of our premium solution across their network.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or CPC basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

There were no customers that generated 10% or more of our total revenue during the three months ended March 31, 2015 or 2014.

Multiple-Element Arrangements. We enter into arrangements with customers that include combinations of CPC media placements, CPM media placements and subscription products.

We allocate arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE - We determine VSOE based on our historical pricing and discounting practices for the specific product when sold separately. In determining VSOE, we require that a substantial majority of the standalone selling prices for these products fall within a reasonably narrow pricing range. For certain subscription products, we have been able to establish VSOE.

TPE - When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of the products cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor selling prices are on a standalone basis. As a result, we have not been able to establish selling price based on TPE.

BESP - When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service was sold regularly on a standalone basis. As we have not been able to establish VSOE or TPE for CPM display placements, CPC display placements and certain subscription products, we determine BESP for these deliverables based on the following:

•	The list price represents a component of the go-to-market strategy established by senior management. Our list prices are based on the features of the products offered. These features, which consist of the size and placement of the advertisements on our mobile applications and websites, impact the list prices which vary depending on the specifications of the features. In addition, the list prices are impacted by market conditions, including the conditions of the real estate market and economy in general, and our competitive landscape; and

•	Analysis of our current and historical selling prices for these deliverables.

We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. We regularly review our BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

We recognize the relative fair value of the products as they are delivered assuming all other revenue recognition criteria are met.

Cost of Revenue

Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, costs to generate leads for customers, multiple listing services fees and costs associated with the operation of our data center and customer websites.

Technology and Development

Research and development costs are expensed as incurred and are recorded in technology and development expenses. These costs consist primarily of technology and development headcount related expenses including salaries, bonuses, benefits and share-based compensation expense primarily associated with developing new technologies. Technology and development expenses also include amortization of intangible assets, including acquired intangible assets, purchased content and capitalized website development costs, and other data content expense.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. The expected volatility for our Class A common stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market representing the verticals in which we operate. We estimate the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla option awards. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock awards, restricted stock units and restricted units, we determine the fair value of the award based on the market value of our Class A common stock at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are recorded in sales and marketing expenses.

Income Taxes

We use the asset and liability approach for accounting and reporting income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized.

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and must be applied retrospectively or modified retrospectively. We expect to adopt this guidance on January 1, 2017. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any, or our approach to adoption.

Note 3.	Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds, foreign government securities and certificates of deposit, with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

Investments — Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Restricted cash — Our restricted cash consists of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases. The fair value measurement of these assets is based on observable market-based inputs.

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2015 (in thousands):

	March 31, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$111,557	$111,557	$—
Certificates of deposit	450	—	450
Short-term investments:
U.S government agency securities	164,929	164,929	—
Corporate notes and bonds	82,010	—	82,010
Municipal securities	43,782	—	43,782
Certificates of deposit	15,858	—	15,858
Commercial paper	7,993	—	7,993
Foreign government securities	6,009	—	6,009
Restricted cash	6,800	—	6,800

Total	$439,388	$276,486	$162,902

The following table presents the fair value, by level within the fair value hierarchy, of our cash equivalents and investments as of December 31, 2014 (in thousands):

	December 31, 2014
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$98,645	$98,645	$—
Foreign government securities	9,035	—	9,035
Certificates of deposit	2,975	—	2,975
Short-term investments:
U.S government agency securities	118,342	118,342	—
Corporate notes and bonds	78,746	—	78,746
Municipal securities	26,256	—	26,256
Foreign government securities	8,570	—	8,570
Commercial paper	7,987	—	7,987
Certificates of deposit	6,928	—	6,928
Long-term investments:
U.S government agency securities	63,515	63,515	—
Municipal securities	12,917	—	12,917
Corporate notes and bonds	6,694	—	6,694
Certificates of deposit	200	—	200

Total	$440,810	$280,502	$160,308

As of December 31, 2014, the amortized cost of cash equivalents and held-to-maturity investments approximated their fair value.

See Note 9 for the carrying amount and estimated fair value of the Company’s convertible senior notes.

Note 4.	Cash, Cash Equivalents, Investments and Restricted Cash

On January 1, 2015 we transferred our cash equivalent and investment portfolio of approximately $440.8 million from held-to-maturity to available-for-sale, which resulted in the recognition of an insignificant loss of $0.1 million. The transfer of the investment portfolio to available-for-sale was made to provide increased flexibility in the use of our investments to support current operations.

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of March 31, 2015 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$195,845	$—	$—	$195,845
Cash equivalents:
Money market funds	111,557	—	—	111,557
Certificates of deposit	450	—	—	450
Short-term investments:
U.S government agency securities	164,872	78	(21)	164,929
Corporate notes and bonds	82,041	15	(46)	82,010
Municipal securities	43,765	26	(9)	43,782
Certificates of deposit	15,856	3	(1)	15,858
Commercial paper	7,993	—	—	7,993
Foreign government securities	6,009	—	—	6,009
Restricted cash	6,800	—	—	6,800

Total	$635,188	$122	$(77)	$635,233

The following table presents available-for-sale investments by contractual maturity date as of March 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$248,719	$248,752
Due after one year through two years	71,817	71,829

Total	$320,536	$320,581

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2015	December 31, 2014
Website development costs	$59,618	$65,224
Computer equipment	17,450	13,243
Leasehold improvements	30,085	10,617
Software	5,875	3,431
Construction-in-progress	11,444	9,307
Office equipment, furniture and fixtures	10,218	6,482

Property and equipment	134,690	108,304
Less: accumulated amortization and depreciation	(61,754)	(66,704)

Property and equipment, net	$72,936	$41,600

We recorded depreciation expense related to property and equipment (other than website development costs) of $2.2 million and $1.3 million, respectively, during the three months ended March 31, 2015 and 2014.

We capitalized $10.0 million and $5.6 million, respectively, in website development costs during the three months ended March 31, 2015 and 2014. Amortization expense for website development costs included in technology and development expenses was $4.9 million and $4.2 million, respectively, during the three months ended March 31, 2015 and 2014.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.	Acquisition of Trulia

Effective February 17, 2015, pursuant to the Merger Agreement dated as of July 28, 2014 by and among Zillow, Zillow Group and Trulia, following the consummation of the Mergers contemplated by the Merger Agreement, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. Prior to the closing, Zillow Group formed two wholly owned subsidiaries, Zebra Merger Sub, Inc. and Tiger 1 Merger Sub, Inc. Pursuant to the Merger Agreement, Zebra Merger Sub, Inc. merged with and into Zillow (the “Zillow Merger”), Zebra Merger Sub, Inc. ceased to exist, and Zillow is the surviving corporation, and Tiger 1 Merger Sub, Inc. merged with and into Trulia (the “Trulia Merger”), Tiger 1 Merger Sub, Inc. ceased to exist, and Trulia is the surviving corporation. The acquisition of Trulia aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of Trulia, we expanded our audience and added another consumer brand that offers buyers, sellers, homeowners and renters access to information about homes and real estate for free, and provides advertising and software solutions that help real estate professionals grow their business.

At the effective time of the Zillow Merger, each share of Zillow Class A common stock, other than Zillow excluded shares (as defined below), was converted into the right to receive one share of fully paid and nonassessable Zillow Group Class A common stock, and each share of Zillow Class B common stock, other than Zillow excluded shares, was converted into the right to receive one share of fully paid and nonassessable Zillow Group Class B common stock. Shares of Zillow common stock held by Zillow as treasury stock or by Zillow Group, Trulia, or any direct or indirect wholly owned subsidiary of Zillow or Trulia (“Zillow excluded shares”) were canceled and did not receive the Zillow merger consideration. Generally, each Zillow stock option and restricted stock unit outstanding (whether or not vested or exercisable) as of the effective time of the Zillow Merger was assumed by Zillow Group and converted into a corresponding equity award to purchase or acquire shares of Zillow Group Class A common stock and remains subject to the same terms, conditions and restrictions as the original option or award. Any unvested shares of Zillow Class A common stock subject to a repurchase option, risk of forfeiture or other condition as of the effective time of the Zillow Merger were exchanged for shares of Zillow Group Class A common stock that are also unvested and subject to the same repurchase option, risk of forfeiture or other condition. Each Zillow restricted unit outstanding as of the effective time of the Zillow Merger was assumed by Zillow Group and converted into the right to receive Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original restricted unit.

At the effective time of the Trulia Merger, each share of Trulia common stock, other than Trulia excluded shares (as defined below), was converted into the right to receive 0.444 of a share of fully paid and nonassessable Zillow Group Class A common stock. Shares of Trulia common stock held by Trulia as treasury stock or by Zillow Group, Zillow, or any direct or indirect wholly owned subsidiary of Zillow or Trulia (“Trulia excluded shares”) were canceled and did not receive the Trulia merger consideration. Generally, each Trulia stock option, restricted stock unit, and stock appreciation right outstanding (whether or not vested or exercisable) as of the effective time of the Trulia Merger was assumed by Zillow Group and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of Zillow Group Class A common stock and remains subject to the same terms, conditions and restrictions as the original option or award, subject to specified adjustments to reflect the effect of the Trulia exchange ratio. Each outstanding unvested Trulia stock option and restricted stock unit held by a member of the Trulia board of directors immediately prior to the effective time of the Trulia Merger who was not an employee of Trulia or any subsidiary of Trulia became fully vested immediately prior to the effective time of the Trulia Merger in accordance with the terms of the applicable award agreements.

Our acquisition of Trulia has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of February 17, 2015. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date.

In all cases in which Zillow Group’s closing stock price is a determining factor in arriving at the amount of merger consideration, the stock price assumed is the closing price of Zillow Class A common stock on NASDAQ on February 17, 2015 ($109.14 per share). The purchase price to effect the acquisition of Trulia of approximately $2.0 billion is summarized in the following table (in thousands):

Value of Class A Common stock issued	$1,883,728
Substituted stock options and stock appreciation rights attributable to pre-combination service	54,853
Substituted restricted stock units attributable to pre-combination service	27,798
Cash paid in lieu of fractional outstanding shares	41

Total purchase price	$1,966,420

A total of 17,259,704 shares of Zillow Group Class A common stock were issued in connection with the acquisition of Trulia. Trulia stockholders did not receive any fractional shares of Zillow Group common stock in connection with the Mergers. Instead of receiving any fractional shares, each holder of Trulia common stock was paid an amount in cash (without interest) equal to such fractional amount multiplied by the last reported sale price of Zillow Class A common stock on NASDAQ on the last complete trading day prior to the date of the effective time of the Trulia Merger.

A portion of the purchase price has been attributed to the substitution of Trulia’s stock options, restricted stock units and stock appreciation rights outstanding as of February 17, 2015, for corresponding stock options, restricted stock units and stock appreciation rights to purchase, vest in or participate in the appreciation in price of shares of Zillow Group Class A common stock, all at an exchange ratio of 0.444. The fair value of Trulia’s share-based awards assumed in connection with the acquisition, including stock options, restricted stock units and stock appreciation rights, which relate to post-combination service will be recorded by Zillow Group as share-based compensation expense ratably over the remaining related vesting period of the respective award. The share-based compensation expense related to stock options and stock appreciation rights assumed is estimated at the acquisition date using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 53%, a risk-free interest rate of 1.10%, and an expected life of three years. For restricted stock units assumed, Zillow Group uses the market value of Zillow’s Class A common stock on the date of acquisition to determine the fair value of the award.

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$173,447
Accounts receivable	13,093
Prepaid expenses and other current assets	20,833
Restricted cash	6,946
Property and equipment	30,189
Other assets	434
Identifiable intangible assets	549,000
Goodwill	1,737,075
Accounts payable, accrued expenses and other current liabilities	(51,063)
Accrued compensation and benefits	(8,324)
Deferred revenue	(8,300)
Long-term debt	(230,000)
Debt premium recorded in additional paid-in capital	(126,386)
Deferred tax liabilities and other long-term liabilities	(140,524)

Total preliminary estimated purchase price	$1,966,420

The preliminary estimated fair value of identifiable intangible assets acquired consisted of the following (in thousands):

	Preliminary Estimated Fair Value	Estimated Useful Life (in years)
Trulia trade names and trademarks	$351,000	Indefinite
Market Leader trade names and trademarks	2,000	2
Customer relationships	92,000	3-7
Developed technology	91,000	3-7
Advertising relationships	9,000	3
MLS home data feeds	4,000	3

Total	$549,000

The preliminary estimated fair value of the intangible assets acquired was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. Zillow Group used an income approach to measure the fair value of the trade names and trademarks and the developed technology based on the relief-from-royalty method. Zillow Group used an income approach to measure the fair value of the customer relationships based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. Zillow Group used an income approach to measure the fair value of the advertising relationships based on a with and without analysis, whereby the fair value is estimated based on the present value of cash flows the combined business is expected to generate with and without the advertising relationships. Zillow Group used a cost approach to measure the fair value of the MLS home data feeds based on the estimated cost to replace the data feed library. These fair value measurements were based on Level 3 measurements under the fair value hierarchy.

A portion of the total purchase price was allocated to Trulia’s 2020 Notes (see Note 9). In accordance with the accounting guidance related to business combinations, the 2020 Notes are recognized at fair value as of the effective date of the Mergers. The preliminary estimated fair value of the 2020 Notes is approximately $356.4 million. The preliminary estimated fair value of the 2020 Notes was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. The preliminary estimated fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. Given the preliminary fair value of the 2020 Notes of $356.4 million is at a substantial premium to the principal amount of $230.0 million, the premium amount of $126.4 million has been recorded as additional paid-in capital in the condensed consolidated balance sheet as of the effective date of the Mergers. Accordingly, Zillow Group has recognized the liability component of the 2020 Notes at the stated par amount in the condensed consolidated balance sheet as of the effective date of the Mergers. The conversion feature included in the 2020 Notes is not required to be bifurcated and separately accounted for as it meets the equity scope exception given the conversion feature (i) is indexed to Zillow Group’s Class A common stock and (ii) would be classified in shareholder’s equity. Further, the 2020 Notes do not permit or require Zillow Group to settle the debt in cash (in whole or in part) upon conversion.

A portion of the total purchase price was allocated to deferred tax liabilities primarily related to an indefinite-lived intangible asset generated in connection with the Mergers. Due to the recognition of a $351.0 million indefinite-lived Trulia trade name and trademark intangible asset as of the effective date of the Mergers, a deferred tax liability of $140.4 million is recognized which cannot be offset by the recognized deferred tax assets.

Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of intangible assets, goodwill, accrued expenses and deferred taxes recorded in connection with the acquisition.

Acquisition-related costs incurred, which primarily included investment banker fees, legal, accounting, tax, regulatory filing and printing fees, were expensed as incurred. Acquisition-related costs of $12.5 million for the three months ended March 31, 2015 are included as a separate line item in our condensed consolidated statement of operations.

The results of operations related to the acquisition of Trulia have been included in our financial statements since the date of acquisition of February 17, 2015. However, disclosure of the amounts of revenue and earnings of the acquiree since the acquisition date is impracticable because discrete financial information is not available as we have one operating segment.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Trulia as if it were consummated on January 1, 2014 (the beginning of the comparable prior reporting period), and includes pro forma adjustments primarily related to the amortization of acquired intangible assets, share-based compensation expense attributable to substituted stock options, restricted stock units and stock appreciation rights, direct and incremental acquisition-related costs reflected in the historical financial statements, and the elimination of Trulia’s historical amortization of capitalized website development costs. The unaudited pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2014 and should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Revenue	$162,531	$120,732
Net loss	$(17,854)	$(23,806)
Net loss per share – basic and diluted	$(0.31)	$(0.42)

Note 7.	Goodwill

The following table presents the change in goodwill from December 31, 2014 through March 31, 2015 (in thousands):

Balance as of December 31, 2014	$96,352
Goodwill recorded in connection with the acquisition of Trulia	1,737,075

Balance as of March 31, 2015	$1,833,427

The goodwill recorded in connection with the February 2015 acquisition of Trulia, which is not deductible for tax purposes, includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complementary products, and largely non-overlapping customer bases.

Note 8.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$24,899	$(15,568)	$9,331
Customer relationships	101,225	(5,554)	95,671
Developed technology	104,595	(7,612)	96,983
Trade names and trademarks	5,261	(1,618)	3,643
Advertising relationships	9,000	(348)	8,652
MLS home data feeds	4,000	(155)	3,845

Total	$248,980	$(30,855)	$218,125

	December 31, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$24,615	$(13,904)	$10,711
Developed technology	13,595	(5,322)	8,274
Customer relationships	9,225	(3,386)	5,838
Trade names and trademarks	3,261	(1,327)	1,934

Total	$50,696	$(23,939)	$26,757

Amortization expense recorded for intangible assets for the three months ended March 31, 2015 and 2014 was $6.9 million and $2.6 million, respectively. These amounts are included in technology and development expenses. The remaining weighted-average amortization period for all intangible assets as of March 31, 2015 is approximately 6.3 years.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 14), as of March 31, 2015 is as follows (in thousands):

Remainder of 2015	$34,540
2016	47,995
2017	44,092
2018	33,888
2019	30,872
All future years	75,222

Total future amortization expense	$266,609

As of March 31, 2015, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. See Note 6 for further details related to the acquisition.

Note 9.	Convertible Senior Notes

In connection with the February 2015 acquisition of Trulia (see Note 6), a portion of the total purchase price was allocated to Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”), which are unsecured senior obligations. Pursuant to and in accordance with the Merger Agreement, Zillow Group entered into a supplemental indenture in respect of the 2020 Notes in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Trulia Merger, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes has been adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This is equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

The holders of the 2020 Notes will have the ability to require us to repurchase the notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes, including such events as a “change in control” or “termination of trading”, subject to certain exceptions). In such case, the repurchase price would be 100% of the principal amount of the 2020 Notes plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change repurchase date. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the notes. There are no financial covenants associated with the 2020 Notes.

We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

Interest expense related to the 2020 Notes for the period from February 17, 2015 through March 31, 2015 was $0.7 million. Accrued interest related to the 2020 Notes as of March 31, 2015 is $1.8 million, and is recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

The estimated fair value and carrying value of the 2020 Notes were $356.4 million and $230.0 million, respectively, as of March 31, 2015. The preliminary estimated fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. We determined the fair value of the 2020 Notes as of March 31, 2015 using the following assumptions:

Stock price	$109.14
Time to maturity	5.83 years
Volatility	35%
Risk-free rate	1.78%
Discount spread	6.0% - 7.0%

Note 10.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three months ended March 31, 2015 and 2014, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2015. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2015 and December 31, 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $358.6 million as of December 31, 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million (tax effected) as of December 31, 2014.

Note 11.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2015 or December 31, 2014.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three months ended March 31, 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. During the year ended December 31, 2014, 251,445 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting. There was no Class C capital stock issued and outstanding as of March 31, 2015 or December 31, 2014.

Note 12.	Share-Based Awards

In connection with our February 2015 acquisition of Trulia, we assumed the obligations of Zillow, Trulia and Market Leader outstanding under pre-existing stock plans. In addition, we assumed the Zillow 2011 Incentive Plan, as amended and/or restated, and the Trulia 2012 Equity Incentive Plan, as amended and restated, for purposes of future grants, with the number and type of shares issuable thereunder appropriately adjusted to reflect the Mergers, in accordance with applicable NASDAQ exchange listing requirements.

Zillow 2011 Incentive Plan

On July 19, 2011, Zillow’s 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2011 Plan 3,800,000 shares of Class A common stock are reserved for issuance. The number of shares of Class A common stock available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years beginning in 2013 by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock and Class B common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 3,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class A common stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, though certain options have been granted with longer terms and vesting schedules.

Trulia 2005 Stock Plan

Trulia granted options under the 2005 Stock Incentive Plan (as amended, “the 2005 Plan”) until September 2012 when the 2005 Plan was terminated. Stock options issued prior to the plan termination continue to be outstanding in accordance with their terms. Under the terms of the 2005 Plan, Trulia had the ability to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units. Options granted under the 2005 Plan generally vest at a rate of 25% after 12 months and ratably thereafter over the next 36 months and expire 10 years from the grant date. Certain options vest monthly over two to four years.

Trulia 2012 Equity Incentive Plan, as Amended and Restated

On September 19, 2012, Trulia’s 2012 Equity Incentive Plan (the “2012 Plan”) became effective. The 2012 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Upon adoption of the 2012 Plan, a total of 2,370,000 shares of common stock were reserved for issuance (subsequently increased in 2013 by 2,000,000 shares) plus up to 1,000,000 shares from the expiration or termination of awards under the 2005 Plan. The shares available are increased at the beginning of each fiscal year beginning in 2014 by the least of (i) 2,100,000 shares, (ii) 4% of outstanding Trulia common stock on the last day of the immediately preceding fiscal year, or (iii) such number determined by Trulia’s board of directors. Under the 2012 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The plan administrator determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined for the options.

Market Leader Amended and Restated 2004 Equity Incentive Plan

In connection with Trulia’s acquisition of Market Leader in 2013, Trulia assumed Market Leader’s 2004 Equity Incentive Plan (the “2004 Plan”), including all outstanding shares of restricted stock, all outstanding stock appreciation rights, all outstanding options, and all shares available for future issuance under the 2004 Plan. Trulia granted equity awards, to the extent permissible by applicable law and New York Stock Exchange rules, under the 2004 Plan until it expired on December 9, 2014. The equity awards issued prior to the 2004 Plan’s expiration continue to be outstanding in accordance with their terms.

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2014 and the three months ended March 31, 2015:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	5,156,706	$27.09	5.43	$283,009
Granted	2,219,458	97.06
Exercised	(1,323,509)	18.08
Forfeited or cancelled	(252,891)	62.76

Outstanding at December 31, 2014	5,799,764	54.37	5.32	311,040
Assumed in connection with February 2015 acquisition of Trulia	1,053,255	41.37
Granted	2,625,352	102.48
Exercised	(391,466)	23.38
Forfeited or cancelled	(74,846)	68.40

Outstanding at March 31, 2015	9,012,059	68.10	6.14	312,889
Vested and exercisable at March 31, 2015	2,621,756	30.99	3.84	182,024

The fair value of options granted, excluding options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”) and certain options granted to the Company’s executives during the three months ended March 31, 2015 (“Executive Awards”), is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2015	2014
Expected volatility	56%	53%
Expected dividend yields	—	—
Risk-free interest rate	1.24%	1.37%
Weighted-average expected life	4.58 years	4.58 years
Weighted-average fair value of options granted	$47.57	$36.93

During the three months ended March 31, 2015, option awards for a total of 1,150,000 shares of our Class A common stock were granted to certain of the Company’s executive officers as Executive Awards. The fair value of the option awards is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 52%, a risk-free interest rate of 1.76% and a weighted-average expected life of 6.8 years. The grant date fair value of the option awards is approximately $62.8 million. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the first anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable four years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the two-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable five years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the three-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the four-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the vesting commencement date. The option awards have a ten-year term. A total of 650,000 shares subject to the Executive Awards are subject to shareholder approval of a share increase under the 2011 Plan at the 2015 annual meeting of our shareholders, and no portion of these option awards are exercisable until such shareholder approval has been obtained. However, for purposes of determining the grant date for financial accounting purposes, shareholder approval is deemed to be a formality or perfunctory because Zillow Group’s co-founders control enough votes to ensure shareholder approval.

In the three months ended March 31, 2015, option awards for an aggregate of 15,725 shares of our Class A common stock were granted as Nonemployee Director Awards, which are fully vested and exercisable on the date of grant. The fair value of options granted for the Nonemployee Director Awards, $47.70 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 57%, a risk-free interest rate of 1.01%, and a weighted-average expected life of 3.5 years. During the three months ended March 31, 2015 and 2014, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0.8 million, and is included in general and administrative expenses.

As of March 31, 2015, there was a total of $216.0 million in unrecognized compensation cost related to unvested stock options and stock appreciation rights.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2014 and the three months ended March 31, 2015:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2014	230,127	$30.43
Granted	3,255	80.91
Vested	(146,547)	30.48
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2014	86,835	32.25
Granted	1,391	121.35
Vested	(10,910)	44.39
Forfeited or cancelled	—	—

Unvested outstanding at March 31, 2015	77,316	32.14

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of March 31, 2015, there was $1.9 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2014 and the three months ended March 31, 2015:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2014	121,123	$64.07
Granted	102,264	102.95
Vested	(64,935)	76.28
Forfeited or cancelled	(32,850)	72.40

Unvested outstanding at December 31, 2014	125,602	85.67
Assumed in connection with February 2015 acquisition of Trulia	1,266,319	109.14
Granted	34,799	108.57
Vested	(24,345)	80.06
Forfeited or cancelled	(30,253)	95.48

Unvested outstanding at March 31, 2015	1,372,122	107.77

In February 2015, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement entered into between Zillow Group and an employee, Zillow Group granted to the employee restricted stock units for a total of 27,359 shares of our Class A common stock. For 16,734 of the restricted stock units, 25% of such restricted stock unit award will vest on February 17, 2016, and the remainder will vest in substantially equal installments each three-month period thereafter for three years, subject to the recipient’s continued full-time employment or service to Zillow Group. For 10,625 of the restricted stock units, one-eighth of such restricted stock unit award will vest on August 17, 2015, and the remainder will vest in substantially equal installments each three-month period thereafter for three and a half years, subject to the recipient’s continued full-time employment or service to Zillow Group. In the event of termination of service or employment by Zillow Group without cause or upon the resignation by such employee for good reason, the employee will receive an additional 12 months’ accelerated vesting of the then outstanding restricted stock units, except that in the event of such a termination in connection with a change in control, the employee will receive an additional 50% accelerated vesting of the then outstanding restricted stock units. The employee will be entitled to receive one share of Zillow Group’s Class A common stock for each then outstanding restricted stock unit that becomes vested. The grant date fair value of the restricted stock units is approximately $3.0 million.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of March 31, 2015, there was $107.7 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$952	$373
Sales and marketing	4,209	1,303
Technology and development	5,766	2,025
General and administrative	12,080	3,431
Restructuring costs	10,420	—

Total	$33,427	$7,132

For the three months ended March 31, 2015, approximately $0.7 million, $0.6 million, and $5.0 million, respectively, of share-based compensation expense is included in sales and marketing expenses, technology and development expenses, and general and administrative expenses related to change in control equity acceleration for certain executives of Trulia pursuant to Zillow Group’s February 2015 restructuring plan (see Note 15). Certain executives of Trulia are entitled to partial and/or full “double trigger” equity acceleration upon a termination without “cause” or a resignation for “good reason,” each within twelve months of the mergers, pursuant to pre-existing offer letters and/or equity award agreements entered into with Trulia.

Note 13.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period. In the calculation of basic net loss per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options and Class A common stock underlying unvested restricted stock awards and unvested restricted stock units using the treasury stock method.

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Class A common stock issuable upon the exercise of option awards and stock appreciation rights	2,746	2,959
Class A common stock underlying unvested restricted stock awards and restricted stock units	383	97
Class A common stock issuable upon conversion of the 2020 Notes	2,843	—

Total Class A common stock equivalents	5,972	3,056

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of preferred stock have been satisfied. We have not presented net income (loss) per share under the two-class method for our Class A common stock and Class B common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 14.	Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment.

Seattle, Washington

In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we lease a total of approximately 201,000 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through December 2024. In November 2014, we entered into a lease amendment under which we will lease approximately an additional 68,000 square feet of office space, which we begin to take possession of in 2017 under the same terms and conditions.

San Francisco, California

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in San Francisco (as amended from time to time, the “San Francisco Lease”), which houses Trulia’s corporate headquarters and beginning in March 2015, also houses Zillow’s personnel located in San Francisco. Pursuant to the terms of the San Francisco Lease, we lease a total of approximately 79,000 square feet, and we are obligated to make escalating monthly lease payments that began in November 2014 and continue through September 2023. In July 2014, Trulia entered into a lease amendment under which we will lease an additional 26,620 square feet of office space commencing in October 2015 under the same terms and conditions.

In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In March 2015, we ceased use of this space in connection with our February 2015 acquisition of Trulia and recorded an estimated restructuring charge of approximately $0.3 million in the three months ended March 31, 2015 (see Note 15).

New York, New York

In February 2014, we entered into an operating lease in New York (as amended from time to time, the “New York Lease”). Pursuant to the terms of the New York Lease, we lease a total of approximately 39,900 square feet, and we are obligated to make escalating monthly lease payments that began in August 2014 and continue through November 2024.

Denver, Colorado

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in Denver. Pursuant to the terms of the lease, we lease a total of approximately 65,000 square feet, and we are obligated to make escalating monthly lease payments that began in November 2014 and continue through October 2021.

Bellevue, Washington

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in Bellevue. Pursuant to the terms of the lease, we lease a total of approximately 72,000 square feet, and we are obligated to make escalating monthly lease payments that began in October 2014 and continue through September 2021. We currently utilize approximately half of the total square feet available in Bellevue and expect to secure a sublease on the remaining half of the total square feet in 2015 (see Note 15).

Irvine, California

In April 2012, we entered into a lease agreement for office space in Irvine (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of approximately 60,000 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022.

We lease additional office space in Chicago, Illinois, Lincoln, Nebraska, New York, New York and Vancouver, British Columbia. We believe our facilities are sufficient for our current needs.

Future minimum payments for all operating leases as of March 31, 2015 are as follows (in thousands):

Remainder of 2015	$13,046
2016	20,056
2017	24,033
2018	27,206
2019	23,734
All future years	103,393

Total future minimum lease payments	$211,468

Rent expense for the three months ended March 31, 2015 and 2014 was $3.4 million and $1.5 million, respectively.

Purchase Commitments

As of March 31, 2015, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $117.5 million. The amounts due for this content as of March 31, 2015 are as follows (in thousands):

Remainder of 2015	$23,728
2016	28,570
2017	34,701
2018	14,000
2019	6,000
All future years	10,500

Total future purchase commitments	$117,499

Letters of Credit

As of March 31, 2015, we have outstanding letters of credit of approximately $3.8 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our condensed consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.0 million as of March 31, 2015. There were no surety bonds outstanding as of December 31, 2014.

Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. We have not recorded an accrual related to these complaints as of March 31, 2015 or December 31, 2014, as we do not believe a loss is probable or reasonably estimable.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal. We have not recorded an accrual related to this complaint as of March 31, 2015 or December 31, 2014, as we do not believe a loss is probable or reasonably estimable.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. On October 20, 2014, the Court issued an order granting our motion to dismiss the consolidated amended complaint with prejudice. Also on October 20, 2014, the Court entered a judgment dismissing the complaint with prejudice. On November 19, 2014, plaintiffs filed a notice of appeal of the October 20, 2014 judgment of dismissal with prejudice. Pursuant to stipulation of the parties, the appeal was dismissed with prejudice on March 24, 2015. We have not recorded an accrual related to this lawsuit as of March 31, 2015 or December 31, 2014, as we do not believe a loss is probable or reasonably estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on September 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On January 26, 2015, the plaintiffs filed a contempt motion for alleged violation of the preliminary injunction, which Zillow and Samuelson opposed. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. The trial date was also extended to October 26, 2015. On February 11, 2015, the Superior Court issued an Order to Show Cause regarding plaintiffs’ contempt motion and set a schedule for discovery, briefing and a hearing. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. On March 27, 2015, the parties entered into a stipulation, later adopted by order of the court, that plaintiffs shall withdraw their request that the Superior Court find Zillow and Mr. Samuelson in contempt of the preliminary injunction. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of March 31, 2015 or December 31, 2014, as we do not believe a material loss is probable. It is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Chancery Court that same day. The parties have concluded confirmatory discovery and are negotiating a stipulation of settlement. We have not recorded an accrual related to these lawsuits as of March 31, 2015 or December 31, 2014, as we do not believe a loss is probable or reasonably estimable.

In addition to the matters discussed above, from time to time, we are involved in litigation and claims that arise in the ordinary course of business. Although we cannot be certain of the outcome of any litigation and claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, we have agreements that indemnify certain issuers of surety bonds against losses that they may incur as a result of executing surety bonds on our behalf. For our indemnification arrangements, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain of our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations may vary.

Note 15.	Restructuring

On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that will result in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $25.1 million during the three months ended March 31, 2015, including approximately $9.1 million for severance and other personnel related expenses, approximately $5.5 million for contract termination costs associated with certain operating leases, and approximately $10.4 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period, for which share-based compensation expense is recognized over the remaining requisite service period, which in some cases may result in immediate expense recognition if no substantive future service is required. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs include approximately $4.0 million primarily related to the write-off of certain leasehold improvements.

In connection with our February 2015 acquisition of Trulia, we also assumed certain restructuring reserves due to Trulia’s restructuring that commenced in June 2014 as an ongoing effort to fully integrate Market leader’s operations. The Market Leader restructuring resulted in a reduction of headcount of approximately 80 employees in 2014, as well as the recognition of certain contract termination costs associated with Trulia’s Bellevue and Denver operating leases.

A summary of accrued restructuring costs as of and for the three months ended March 31, 2015 is shown in the table below (in thousands):

	One -Time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Restructuring reserves assumed in connection with
February 2015 acquisition of Trulia	$81	$2,544	$136	$2,761
Restructuring costs	9,015	1,319	110	10,444
Cash payments	(2,612)	(387)	(375)	(3,374)
Change in estimate	(67)	—	137	70

Accrued restructuring costs as of March 31, 2015	$6,417	$3,476	$8	$9,901

The restructuring reserves, which total $9.9 million as of March 31, 2015, are recorded as part of accrued restructuring costs and deferred tax liabilities and other long-term liabilities in our condensed consolidated balance sheet.

We expect to record an additional $5.0 million to $6.5 million of restructuring costs, most of which we expect to incur by the end of 2015.

Note 16.	Related Party Transactions

In February 2015, we paid approximately $0.3 million in filing fees directly to the Federal Trade Commission (the “FTC”), on behalf of and in connection with filings made by Mr. Richard Barton, our Executive Chairman, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), which filings were required due to Mr. Barton’s ownership of Zillow, Inc.’s common stock. Also, in February 2015, we paid approximately $0.1 million in filing fees directly to the FTC, on behalf of and in connection with a filing made by Mr. Lloyd Frink, our Vice Chairman and President, under the HSR Act, which filing was required due to Mr. Frink’s ownership of Zillow, Inc.’s common stock.

Note 17.	Self-Insurance

We are self-insured for a portion of our medical and dental coverage for certain employees of Trulia. The medical plan carries a stop-loss policy, which will protect from individual claims during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included within accrued compensation and benefits in our condensed consolidated balance sheet and was $0.7 million as of March 31, 2015. We did not have any self-insurance prior to our February 2015 acquisition of Trulia.

Note 18.	Employee Benefit Plan

Effective January 1, 2015, Zillow Group established a defined contribution 401(k) retirement plan covering employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). In addition, in connection with our February 2015 acquisition of Trulia, we adopted a defined contribution 401(k) retirement plan that covers Trulia and Market Leader employees who have met certain eligibility requirements (“the Trulia 401(k) Plan”). Eligible employees under each of the plans may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 1.5% of employee contributions under the Zillow Group 401(k) Plan and up to 4% of employee contributions under the Trulia 401(k) Plan. The total expense related to defined contribution 401(k) retirement plans was $0.8 million for the three months ended March 31, 2015. We did not have any expense related to defined contribution 401(k) retirement plans for the three months ended March 31, 2014.

Note 19.	Segment Information and Revenue

We have one reportable segment. Our reportable segment has been identified based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components. Accordingly, we have determined that we have a single reporting segment and operating unit structure.

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Marketplace revenue:
Real estate	$93,312	$46,595
Mortgages	9,558	7,129
Market Leader	6,057	—

Total Marketplace revenue	108,927	53,724
Display revenue	18,346	12,519

Total revenue	$127,273	$66,243

Note 20.	Subsequent Events

In April 2015, Zillow Group granted to certain employees of Trulia retention restricted stock units for a total of 105,358 shares of our Class A common stock, of which 12.5% of the retention restricted stock units vest approximately 6 months after the vesting commencement date of February 18, 2015, and the remaining retention restricted stock units vest quarterly thereafter for approximately 3.5 years, subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the retention restricted stock units is approximately $10.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part II, Item 1A (Risk Factors).

Overview

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy and HotPads. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Postlets, Mortech, Diverse Solutions, Market Leader and Retsly.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 55 million homes and added more than 278 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, including Zestimates and Trulia Estimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue consists of real estate, mortgages, and Market Leader revenue. Real estate revenue primarily includes revenue from the sale of advertising services and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Rentals, which includes our rentals marketplace and suite of tools for rental professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders through our Zillow Mortgages mobile applications and website, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Market Leader revenue primarily includes a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, pursuant to the Agreement and Plan of Merger dated as of July 28, 2014 (the “Merger Agreement”) by and among Zillow, Inc. (“Zillow”), Zillow Group, and Trulia, Inc. (“Trulia”), Zillow Group acquired Trulia, and Zillow and Trulia became wholly owned subsidiaries of Zillow Group (the “Trulia acquisition”). We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the period covered by this Quarterly Report on Form 10-Q, the information presented in this section with respect to the three months ended March 31, 2015 relates to Zillow Group, and the information presented in this section with respect to the prior-year period relates to Zillow on a standalone basis. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

During the three months ended March 31, 2015, we generated revenue of $127.3 million, as compared to $66.2 million in the three months ended March 31, 2014, an increase of 92%. This increase was primarily the result of a 95% increase in our Agent Advertisers to 103,415 as of March 31, 2015 from 52,968 as of March 31, 2014, as well as significant growth in traffic to our mobile applications and websites. There were approximately 109.9 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2015 compared to 70.7 million average monthly unique users for the three months ended March 31, 2014, representing year-over-year growth of 56%. The increase in the number of Agent Advertisers and growth in traffic was due in part to the inclusion of Trulia after February 17, 2015.

In addition, mortgages revenue increased $2.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, or 34%. The increase was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages. There were approximately 13.0 million mortgage loan requests submitted by consumers for the three months ended March 31, 2015 compared to 5.9 million mortgage loan requests submitted by consumers for the three months ended March 31, 2014, an increase of 122%. The increased number of loan requests submitted by consumers in Zillow Mortgages was due in part to the inclusion of Trulia after February 17, 2015.

Market Leader revenue was $6.1 million for the three months ended March 31, 2015 due to our February 2015 acquisition of Trulia.

As of March 31, 2015, we had 2,062 full-time employees, compared to 1,215 full-time employees as of December 31, 2014. The increase in the number of full-time employees was due in part to the inclusion of Trulia after February 17, 2015.

Acquisition of Trulia, Inc.

Effective February 17, 2015, pursuant to the Merger Agreement, following the consummation of the mergers contemplated by the Merger Agreement (the “Mergers”), each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. Upon completion of the Mergers, each share of Class A common stock of Zillow (other than shares held by Zillow as treasury stock or by Zillow Group, Trulia, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) was converted into the right to receive one share of fully paid and nonassessable Class A common stock of Zillow Group, each share of Class B common stock of Zillow (other than shares held by Zillow as treasury stock or by Zillow Group, Trulia, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) was converted into the right to receive one share of fully paid and nonassessable Class B common stock of Zillow Group, and each share of Trulia common stock (other than shares held by Trulia as treasury stock or by Zillow Group, Zillow, or any direct or indirect wholly owned subsidiary of Zillow or Trulia) was converted into the right to receive 0.444 of a share of fully paid and nonassessable Class A Common Stock of Zillow Group.

The total purchase price of Trulia was approximately $2.0 billion. During the three months ended March 31, 2015, Zillow Group incurred a total of $12.5 million in acquisition-related costs related to the Trulia transaction, which includes $9.1 million of investment banking fees. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. For additional information regarding the transaction with Trulia, see Note 6 to our condensed consolidated financial statements.

On February 17, 2015, in connection with the Mergers, Zillow Group undertook a restructuring plan that will result in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $25.1 million during the three months ended March 31, 2015, including approximately $9.1 million for severance and other personnel related expenses, approximately $5.5 million for contract termination costs associated with certain operating leases, and approximately $10.4 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs include approximately $4.0 million primarily related to the write-off of certain leasehold improvements. For additional information regarding the restructuring, see Note 15 to our condensed consolidated financial statements.

Convertible Senior Notes

In connection with the February 2015 acquisition of Trulia, Zillow Group entered into a supplemental indenture in respect of Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Mergers, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Mergers of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes has been adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This is equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock.

We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow measures unique users with Google Analytics and Trulia measures unique users with Omniture analytical tools. Beginning on February 17, 2015, the reported monthly unique users reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia.

	Average Monthly Unique Users for the Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands)
Unique Users	109,912	70,668	56%

Agent Advertisers

The number of Agent Advertisers is an important driver of revenue growth because each advertiser pays us a fee to purchase advertising services. We define an Agent Advertiser as a real estate professional with an active advertising contract at the end of a period. Beginning on February 17, 2015, the reported Agent Advertisers reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia. If a real estate professional has an active advertising contract for both our Zillow Premier Agent and Trulia agent advertising products, the professional is counted as one Agent Advertiser. The number of Agent Advertisers excludes all users of our Market Leader products.

	At March 31,		2014 to 2015 % Change
	2015	2014
Agent Advertisers	103,415	52,968	95%

Basis of Presentation

Revenue

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue consists of real estate, mortgages, and Market Leader revenue.

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Rentals, which includes our rentals marketplace and suite of tools for rental professionals.

Our Zillow Premier Agent program, which is included in real estate revenue, offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. We charge for our Platinum Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter. We charge a fixed subscription fee for Zillow’s Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

Our Trulia real estate products included in real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Local Ads, Trulia Mobile Ads, Trulia Pro with featured listings, and Trulia Seller Ads. Trulia Local Ads and Trulia Mobile Ads enable real estate professionals to promote themselves on Trulia’s search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes.

By the end of 2015, we expect to integrate the Zillow and Trulia agent advertising products into one platform, including the buyer’s agent list, featured listings and CRM tools. Upon completion of the integration, we expect to charge for our agent advertising product based on the number of impressions delivered on the buyer’s agent list in zip codes purchased and a contracted maximum cost per impression, similar to the way we currently charge for our Zillow Platinum Premier Agent product.

Rentals revenue, which is included in real estate revenue, primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes advertising sold to mortgage lenders on a cost-per-click (“CPC”) basis, related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. In Zillow Mortgages, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgages are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users click for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user clicks on a mortgage advertisement or to obtain additional information about a mortgage loan quote.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. We also sell a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partner with them to drive adoption of our premium solution across their network.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or CPC basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites and migration of advertising spend online from traditional broadcast and print media.

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, costs to generate leads for customers, multiple listing services fees and costs associated with the operation of our data center and customer websites.

Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, as well as headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees.

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, equipment and maintenance costs, and facilities costs allocated on a headcount basis. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions.

General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for executive, finance, accounting, legal, human resources, recruiting and administrative support. General and administrative expenses also include legal, accounting and other third-party professional service fees and bad debt expense.

Acquisition-related Costs. Acquisition-related costs consist of investment banker, legal, accounting, tax, and regulatory filing fees associated with acquisitions.

Restructuring Costs. Restructuring costs consist of workforce reduction expenses in connection with a restructuring plan and related contract termination costs related to operating leases.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest on the 2020 Notes we guaranteed in connection with our February 2015 acquisition of Trulia. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three months ended March 31, 2015 and 2014, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2015. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2015 and December 31, 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $358.6 million as of December 31, 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million (tax effected) as of December 31, 2014.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$127,273	$66,243
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	13,019	6,164
Sales and marketing (1)	59,286	35,133
Technology and development (1)	37,325	16,735
General and administrative (1)	38,024	14,689
Acquisition-related costs	12,477	—
Restructuring costs (1)	25,065	—

Total costs and expenses	185,196	72,721

Loss from operations	(57,923)	(6,478)
Other income	269	219
Interest expense	(730)	—

Net loss	$(58,384)	$(6,259)

Net loss per share — basic and diluted	$(1.19)	$(0.16)
Weighted-average shares outstanding — basic and diluted	49,130	39,322
Other Financial Data:
Adjusted EBITDA (3)	$16,654	$8,728

	Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$952	$373
Sales and marketing	4,209	1,303
Technology and development	5,766	2,025
General and administrative	12,080	3,431
Restructuring costs	10,420	—

Total	$33,427	$7,132

(2) Amortization of website development costs and intangible assets included in technology and development	$11,782	$6,784

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	10	9
Sales and marketing	47	53
Technology and development	29	25
General and administrative	30	22
Acquisition-related costs	10	0
Restructuring costs	20	0

Total costs and expenses	146	110

Loss from operations	(46)	(10)
Other income	0	0
Interest expense	(1)	0

Net loss	(46%)	(9%)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect restructuring costs;

•	Adjusted EBITDA does not reflect interest expense; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(58,384)	$(6,259)
Other income	(269)	(219)

	Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
Depreciation and amortization expense	14,028	8,074
Share-based compensation expense	23,007	7,132
Acquisition-related costs	12,477	—
Restructuring costs	25,065	—
Interest expense	730	—

Adjusted EBITDA	$16,654	$8,728

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$93,312	$46,595	100%
Mortgages	9,558	7,129	34%
Market Leader	6,057	—	N/A

Total Marketplace revenue	108,927	53,724	103%
Display revenue	18,346	12,519	47%

Total revenue	$127,273	$66,243	92%

	Three Months Ended March 31,
	2015	2014
Percentage of Total Revenue:
Marketplace revenue:
Real estate	73%	70%
Mortgages	8%	11%
Market Leader	5%	0%

Total Marketplace revenue	86%	81%
Display revenue	14%	19%

Total revenue	100%	100%

Overall revenue increased by $61.0 million, or 92%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Marketplace revenue increased by 103%, and display revenue increased by 47%.

Marketplace revenue grew to $108.9 million for the three months ended March 31, 2015 from $53.7 million for the three months ended March 31, 2014, an increase of $55.2 million. Marketplace revenue represented 86% of total revenue for the three months ended March 31, 2015 compared to 81% of total revenue for the three months ended March 31, 2014. The increase in marketplace revenue was primarily attributable to the $46.7 million increase in real estate revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. The inclusion of Trulia Agent Advertisers contributed to growth in the number of Agent Advertisers to 103,415 as of March 31, 2015 from 52,968 as of March 31, 2014, representing growth of 95%. Average monthly revenue per advertiser increased by 24% to $354 for the three months ended March 31, 2015 from $286 for the three months ended March 31, 2014. We calculate our average monthly revenue per advertiser by dividing the revenue generated by Zillow’s Premier Agent program and Trulia’s real estate revenue products (excluding revenue generated by Market Leader) in the period by the average number of Agent Advertisers in the period, divided again by the number of months in the period. If a real estate professional has an active advertising contract for both our Zillow Premier Agent and Trulia agent advertising products, the professional is counted as one Agent Advertiser. The average number of Agent Advertisers is derived by calculating the average of the beginning and ending number of Agent Advertisers for the period. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing Agent Advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia, as we estimate that approximately 20% of Trulia’s Agent Advertisers also advertise on Zillow, resulting in a higher average revenue per advertiser for these Agent Advertisers.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $2.4 million, or 34%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages, which reflects the inclusion of loan requests submitted by consumers through Trulia after February 17, 2015. There were approximately 13.0 million mortgage loan requests submitted by consumers for the three months ended March 31, 2015 compared to 5.9 million mortgage loan requests submitted by consumers for the three months ended March 31, 2014, an increase of 122%. The growth in loan requests submitted by consumers increases the likelihood that users will click to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgages revenue because loan requests do not always result in revenue recognition.

The increase in marketplace revenue was also attributable to the addition of Market Leader revenue following our February 2015 acquisition of Trulia.

Display revenue was $18.3 million for the three months ended March 31, 2015 compared to $12.5 million for the three months ended March 31, 2014, an increase of $5.8 million. Display revenue represented 14% of total revenue for the three months ended March 31, 2015 compared to 19% of total revenue for the three months ended March 31, 2014. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 109.9 million average monthly unique users for the three months ended March 31, 2015 from 70.7 million average monthly unique users for the three months ended March 31, 2014, representing growth of 56%. The growth in unique users was primarily due to our February 2015 acquisition of Trulia, which increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to customers.

Cost of Revenue

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Cost of revenue	$13,019	$6,164	111%

Cost of revenue was $13.0 million for the three months ended March 31, 2015 compared to $6.2 million for the three months ended March 31, 2014, an increase of $6.9 million, or 111%. The increase in cost of revenue was primarily attributable to increased headcount-related expenses of $2.0 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, increased credit card and ad serving fees of $1.3 million, a $1.0 million increase in data center and connectivity costs, a $0.8 million increase in revenue share costs, a $0.7 million increase in costs to generate leads for customers, and a $1.1 million increase in various miscellaneous expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Sales and marketing	$59,286	$35,133	69%

Sales and marketing expenses were $59.3 million for the three months ended March 31, 2015 compared to $35.1 million for the three months ended March 31, 2014, an increase of $24.2 million, or 69%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $17.1 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $3.2 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $0.8 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase awareness across our brands and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow Group.

We also incurred a $0.8 million increase in tradeshow costs and related travel expenses, a $0.8 million increase in software costs, and a $1.5 million increase in miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Technology and development	$37,325	$16,735	123%

Technology and development expenses, which include research and development costs, were $37.3 million for the three months ended March 31, 2015 compared to $16.7 million for the three months ended March 31, 2014, an increase of $20.6 million, or 123%. Approximately $11.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $3.7 million of the increase was the result of increased amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia. The increase in technology and development expenses was also attributable to a $1.3 million increase in consulting costs, a $1.3 million increase in amortization related to website development costs and purchased content, a $0.8 million increase in depreciation expense, a $0.8 million increase in software, hardware and connectivity costs, a $0.3 million increase in other data content expense, and a $1.1 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $4.9 million and $4.2 million, respectively, for the three months ended March 31, 2015 and 2014. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $5.3 million and $1.5 million, respectively, for the three months ended March 31, 2015 and 2014. Amortization expense included in technology and development for purchased data content intangible assets was $1.7 million and $1.0 million, respectively, for the three months ended March 31, 2015 and 2014. Other data content expense was $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2015 and 2014. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
General and administrative	$38,024	$14,689	159%

General and administrative expenses were $38.0 million for the three months ended March 31, 2015 compared to $14.7 million for the three months ended March 31, 2014, an increase of $23.3 million, or 159%. The increase in general and administrative expenses was a result of a $11.9 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and increases in compensation, a $6.5 million increase in professional services fees, including legal and accounting, a $2.3 million increase in building lease-related expenses including rent, utilities and insurance, a $1.6 million increase in consulting costs, a $0.6 million increase in travel and meals expense, and a $0.4 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Acquisition-related costs	$12,477	$—	N/A

Acquisition-related costs were $12.5 million for the three months ended March 31, 2015 as a result of our February 2015 acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees. We expect our acquisition-related costs to decrease in future periods as we focus on the integration of our acquisition of Trulia.

Restructuring Costs

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Restructuring costs	$25,065	$—	N/A

Restructuring costs were $25.1 million for the three months ended March 31, 2015. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that will result in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015.

As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $25.1 million during the three months ended March 31, 2015, including approximately $9.1 million for severance and other personnel related expenses, approximately $5.5 million for contract termination costs associated with certain operating leases, and approximately $10.4 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs include approximately $4.0 million primarily related to the write-off of certain leasehold improvements. For additional information regarding the restructuring, see Note 15 to our condensed consolidated financial statements.

Interest Expense

	Three Months Ended March 31,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Interest expense	$730	$—	N/A

Interest expense was $0.7 million in the three months ended March 31, 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, we had cash, cash equivalents, restricted cash, and investments of $635.2 million and $455.9 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, foreign government securities and certificates of deposit with original maturities of three months or less. Investments as of March 31, 2015 and December 31, 2014 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Restricted cash consists of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

On February 17, 2015, we acquired Trulia in a stock-for-stock transaction. The total purchase price of Trulia was approximately $2.0 billion. During the three months ended March 31, 2015, Zillow Group incurred a total of $12.5 million in acquisition-related costs related to the transaction, which includes $9.1 million of investment banking fees. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition.

Our February 2015 acquisition of Trulia has a significant impact on our liquidity, financial position and results of operations. Trulia will contribute to revenue, but we also may continue to incur significant acquisition-related and other expenses as we integrate the businesses. Further, as a result of the acquisition, Zillow Group entered into a supplemental indenture in respect of the 2020 Notes in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Mergers, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

The following table presents selected cash flow data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$1,455	$14,205
Cash flows provided by (used in) investing activities	171,811	(67,574)
Cash flows provided by financing activities	8,821	5,263

Cash Flows Provided By Operating Activities

Our operating cash flows result primarily from cash received from real estate professionals, mortgage professionals, rental professionals, and brand advertisers. Our primary uses of cash from operating activities include payments for marketing and advertising activities and employee compensation. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.

For the three months ended March 31, 2015, net cash provided by operating activities was $1.5 million. This was driven by a net loss of $58.4 million, adjusted by share-based compensation expense of $23.0 million, non-cash restructuring costs of $21.7 million, depreciation and amortization expense of $14.0 million, amortization of bond premium of $0.8 million, bad debt expense of $0.8 million, an increase in the balance of deferred rent of $0.4 million, and a loss on disposal of property and equipment of $0.1 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $1.0 million.

For the three months ended March 31, 2014, net cash provided by operating activities was $14.2 million. This was driven by a net loss of $6.3 million, adjusted by depreciation and amortization expense of $8.1 million, share-based compensation expense of $7.1 million, amortization of bond premium of $0.8 million, an increase in the balance of deferred rent of $0.7 million, bad debt expense of $0.6 million, and a loss on disposal of property and equipment of $0.2 million. Changes in operating assets and liabilities increased cash provided by operating activities by $2.9 million.

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and net cash acquired in an acquisition.

For the three months ended March 31, 2015, net cash provided by investing activities was $171.8 million. This was primarily the result of $173.4 million of net cash acquired in connection with our acquisition of Trulia and $8.9 million of net maturities and sales of investments, partially offset by $10.6 million of purchases for property and equipment and intangible assets.

For the three months ended March 31, 2014, net cash used in investing activities was $67.6 million. This was the result of $58.6 million of net purchases of investments and $9.0 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

For the three months ended March 31, 2015 and 2014, our financing activities primarily related to the exercise of employee option awards. The proceeds from the issuance of Class A common stock from the exercise of option awards for the three months ended March 31, 2015 and 2014 was $9.1 million and $5.3 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $2.0 million as of March 31, 2015. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

The following table provides a summary of our contractual obligations as of March 31, 2015:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Long-term debt (1)	$230,000	$—	$—	$—	$230,000
Interest on long-term debt (2)	37,950	6,325	12,650	12,650	6,325
Operating lease obligations (3)	211,468	18,052	46,926	48,802	97,688
Purchase obligations (4)	117,499	30,934	61,690	15,875	9,000

Total contractual obligations	$596,917	$55,311	$121,266	$77,327	$343,013

(1)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2020 Notes is 2.75%.
(3)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 14 to our condensed consolidated financial statements.
(4)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 14 to our condensed consolidated financial statements.

As of March 31, 2015, we have outstanding letters of credit of approximately $3.8 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.0 million as of March 31, 2015.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income tax uncertainties, including a valuation allowance for deferred tax assets, business combinations, goodwill, and restructuring, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We consider a signed agreement, a binding insertion order or other similar documentation reflecting the terms and conditions under which products or services will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate and mortgage industries. These professionals include local real estate professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue. Incremental direct costs incurred related to the acquisition or origination of a customer contract in a transaction that results in the deferral of revenue are expensed as incurred.

Marketplace Revenue. Marketplace revenue consists of real estate, mortgages, and Market Leader revenue.

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Rentals, which includes our rentals marketplace and suite of tools for rental professionals.

Our Zillow Premier Agent program, which is included in real estate revenue, offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. We charge for our Platinum Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter. We charge a fixed subscription fee for Zillow’s Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

Our Trulia real estate products included in real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Local Ads, Trulia Mobile Ads, Trulia Pro with featured listings, and Trulia Seller Ads. Trulia Local Ads and Trulia Mobile Ads enable real estate professionals to promote themselves on Trulia’s search results pages and property details pages for a local market area. Real estate professionals purchase subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s real estate products included in real estate revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Rentals revenue, which is included in real estate revenue, primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes advertising sold to mortgage lenders on a cost-per-click (“CPC”) basis, related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. In Zillow Mortgages, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgages are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users click for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user clicks on a mortgage advertisement or to obtain additional information about a mortgage loan quote.

Market Leader revenue primarily includes a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. We also sell a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partner with them to drive adoption of our premium solution across their network. Subscription advertising revenue for our Market Leader subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or CPC basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, home builders, mortgage lenders and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

Multiple-Element Arrangements. We enter into arrangements with customers that include combinations of CPC media placements, CPM media placements and subscription products.

We allocate arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE - We determine VSOE based on our historical pricing and discounting practices for the specific product when sold separately. In determining VSOE, we require that a substantial majority of the standalone selling prices for these products fall within a reasonably narrow pricing range. For certain subscription products, we have been able to establish VSOE.

TPE - When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of the products cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor selling prices are on a standalone basis. As a result, we have not been able to establish selling price based on TPE.

BESP - When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service was sold regularly on a standalone basis. As we have not been able to establish VSOE or TPE for CPM display placements, CPC display placements and certain subscription products, we determine BESP for these deliverables based on the following:

•	The list price represents a component of the go-to-market strategy established by senior management. Our list prices are based on the features of the products offered. These features, which consist of the size and placement of the advertisements on our mobile applications and websites, impact the list prices which vary depending on the specifications of the features. In addition, the list prices are impacted by market conditions, including the conditions of the real estate market and economy in general, and our competitive landscape; and

•	Analysis of our current and historical selling prices for these deliverables.

We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. We regularly review our BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

We recognize the relative fair value of the products as they are delivered assuming all other revenue recognition criteria are met.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the websites (or software) that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives.

Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one year. Estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.

We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our mobile applications and websites, assess the ongoing value of capitalized assets, or determine the estimated useful lives over which the costs are amortized, the amount of website and software development costs we capitalize and amortize could change in future periods.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

We evaluate intangible assets and other long-lived assets for impairment whenever events or circumstances indicate they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in an impairment charge. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, and we may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective, and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state, or local regulations, economic downturns or developments, or other market conditions affecting our industry.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the option awards’ vesting period. For restricted stock awards, restricted stock units and restricted units, we use the market value of Zillow’s Class A common stock on the date of grant to determine the fair value of the award, and we recognize compensation expense on a straight-line basis over the awards’ vesting period.

Determining the fair value of option awards at the grant date requires judgment. If any of the assumptions used in the Black-Scholes-Merton model changes significantly, share-based compensation expense for future option awards may differ materially compared with the awards granted previously. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates.

Risk-free interest rate. Risk-free interest rates are derived from U.S. Treasury securities as of the option award’s grant date.

Expected dividend yields. Expected dividend yields are based on our historical dividend payments, which have been zero to date.

Volatility. The expected volatility for our Class A common stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market (primarily the financial and real estate services industries) representing the verticals in which we operate.

Expected term. We estimate the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since, due to the limited period of time our share-based awards have been exercisable, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The term of the award is estimated using the simplified method as the awards granted are plain vanilla option awards.

Forfeiture rate. We record share-based compensation expense net of estimated forfeitures. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience.

We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our share-based compensation expense calculations on a prospective basis. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. As we continue to accumulate additional data related to our Class A common stock, we may have refinements to the estimates of our expected volatility, expected terms, and forfeiture rates, which could materially impact our future share-based compensation expense. In future periods, we expect our share-based compensation expense to increase as a result of our existing, unrecognized share-based compensation that will be recognized as the awards vest, and as we grant additional share-based awards to attract and retain employees.

Income Taxes

We use the asset and liability approach for accounting and reporting income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized.

Our assumptions, judgments, and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

Since inception, we have incurred operating losses, and accordingly, we have generally not recorded a provision for income taxes. We generally do not expect any significant changes in the amount of our income tax provision until we are no longer incurring operating losses.

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

Goodwill

We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. We assess goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

For our most recent impairment assessment performed during the year ended December 31, 2014, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, and therefore, the first and second steps of the goodwill impairment test were unnecessary. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we considered macroeconomic conditions, industry and market considerations, cost factors, our overall financial performance, other relevant entity-specific events, potential events affecting our reporting unit, and changes in the market price of our common stock. The primary qualitative factors we considered in our analysis for the year ended December 31, 2014 were our overall financial performance, including our revenue growth and positive cash flows, and a market capitalization that is well in excess of the book value of our Class A common stock.

Restructuring

The main components of our restructuring plan related to our February 2015 acquisition of Trulia relate to workforce reduction and contract termination costs for certain operating leases. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to employees and certain other criteria are met. Share-based compensation expense related to acceleration of share-based awards assumed in connection with the acquisition of Trulia is recognized over the remaining requisite service period. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms or at the cease-use date. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and must be applied retrospectively or modified retrospectively. We expect to adopt this guidance on January 1, 2017. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any, or our approach to adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

Interest Rate Risk

Under our current investment policy, we invest our excess cash in money market funds, certificates of deposit, U.S. government agency securities, foreign government securities, municipal securities, commercial paper, and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2015, we also have outstanding $230.0 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Foreign Currency Exchange Risk

We do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. As we do not maintain a significant balance of foreign currency, we do not believe an immediate 10% increase or decrease in foreign currency exchange rates relative to the U.S. dollar would have a material effect on our business, results of operations or financial condition.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

As a result of our February 2015 acquisition of Trulia, the Company implemented internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating Trulia and its subsidiaries into our overall internal control over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Inc. (“StreetEasy”) and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, and took responsibility for the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal.

In November 2012, a securities class action lawsuit was filed in the U.S. District Court for the Western District of Washington at Seattle against us and certain of our executive officers seeking unspecified damages. A consolidated amended complaint was filed in June 2013. The complaint purports to state claims for violations of federal securities laws on behalf of a class of those who purchased our common stock between February 15, 2012 and November 6, 2012. The complaint generally alleges, among other things, that during the period between February 15, 2012 and November 6, 2012, we issued materially false and misleading statements regarding our business practices and financial results. In August 2013, we moved to dismiss the lawsuit. On October 20, 2014, the Court issued an order granting our motion to dismiss the consolidated amended complaint with prejudice. Also on October 20, 2014, the Court entered a judgment dismissing the complaint with prejudice. On November 19, 2014, plaintiffs filed a notice of appeal of the October 20, 2014 judgment of dismissal with prejudice. Pursuant to stipulation of the parties, the appeal was dismissed with prejudice on March 24, 2015.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on June 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On January 26, 2015, the plaintiffs filed a contempt motion for alleged violation of the preliminary injunction, which Zillow and Samuelson opposed. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. The trial date was also extended to October 26, 2015. On February 11, 2015, the Superior Court issued an Order to Show Cause regarding plaintiffs’ contempt motion and set a schedule for discovery, briefing and a hearing. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. On March 27, 2015, the parties entered into a stipulation, later adopted by order of the court, that plaintiffs shall withdraw their request that the Superior Court find Zillow and Mr. Samuelson in contempt of the preliminary injunction. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al.

v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Chancery Court that same day. The parties have concluded confirmatory discovery and are negotiating a stipulation of settlement.

Although the results of litigation cannot be predicted with certainty, we currently believe we have substantial and meritorious defenses to the outstanding claims.

From time to time, we are involved in litigation and claims that arise in the ordinary course of business and although we cannot be certain of the outcome of any such litigation or claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our business, financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The following is an update to the risk factors affecting our business, financial condition or future results set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to the Acquisition of Trulia

We May Experience Difficulties in Integrating Zillow’s and Trulia’s Operations and Realizing the Expected Benefits of the Acquisition of Trulia.

The success of the acquisition of Trulia will depend in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining Zillow and Trulia in an efficient and effective manner. We may never realize these business opportunities and growth prospects.

The acquisition was completed on February 17, 2015, and we are in the early stages of our integration efforts. The integration may require substantial resources and our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. Complexities of the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures to comply with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Zillow’s and Trulia’s businesses, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be adversely affected.

We Have Incurred, and May Continue to Incur, Significant Acquisition-Related Costs and Transition Costs in Connection with the Acquisition of Trulia.

We have incurred, and may continue to incur, significant, non-recurring costs in connection with completing the acquisition of Trulia and integrating the operations of Zillow and Trulia. We may incur additional costs to maintain employee morale and to retain key employees. Unanticipated costs may be incurred in the course of integration, and management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all. For example, on February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that will result in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration or a reduced remaining requisite service period, and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $25.1 million during the three months ended March 31, 2015.

Purchase Price Accounting in Connection with our Acquisition of Trulia Requires Estimates Which Are Subject to Change in the Future. Future Changes to These Estimates Could Impact Our Condensed Consolidated Financial Statements and Our Future Operating Results.

Under the acquisition method of accounting, the purchase price paid for Trulia is allocated to the underlying Trulia tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the acquisition date is preliminary. Zillow Group anticipates that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one-year measurement period following the date of completion of the Mergers. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the condensed consolidated financial statements and the combined company’s future results of operations and financial position.

Risks Related to Our Business

If Real Estate, Rental and Mortgage Professionals or Other Advertisers Reduce or End Their Advertising Spending With Us and We are Unable to Attract New Advertisers, Our Business Would Be Harmed.

Our current financial model depends on advertising revenue generated primarily through sales to real estate agents and brokerages, rental professionals, mortgage lenders and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

•	increasing the number of consumers of our products and services;

•	competing effectively for advertising dollars with other online media companies;

•	continuing to develop our advertising products and services, including the expansion of those products and services to new advertising customers;

•	keeping pace with changes in technology and with our competitors; and

•	offering an attractive return on investment to our advertisers for their advertising spending with us.

We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing contracts for our Zillow Premier Agent and Trulia advertising programs expire, we may not be successful in renewing these contracts, securing new contracts or increasing the amount of revenue we earn for a given contract over time. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce their advertising with us or choose not to advertise with us.

If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations and financial condition would be harmed. Further, if we are not able to successfully attract and maintain subscribers to our software-as-a-service tools for real estate, rental and mortgage professionals, our operating results may suffer. In addition, if we do not realize the benefits we expect from strategic relationships we enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed.

If We Do Not Innovate and Provide Products and Services That Are Attractive to Our Users and to Our Advertisers, Our Business Could Be Harmed.

Our success depends on our continued innovation to provide products and services that make our mobile applications, websites and other tools useful for consumers and real estate, rental, mortgage and home improvement professionals, and attractive to our advertisers. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new mobile and Internet technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ mobile applications, websites and tools. If we are unable to continue offering innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We May Be Unable to Increase Awareness of the Zillow Group Brands Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow Group brands, including Zillow and Trulia, which we believe are key assets of our company. Awareness and perceived quality and differentiation of the Zillow Group brands are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. In 2013 and 2014, we significantly increased our advertising investment to increase brand awareness and grow traffic. We expect to continue to invest in our paid advertising. Paid advertising may not continue to be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

Zillow and Trulia Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

Zillow and Trulia incurred significant net operating losses in the past and, as of March 31, 2015, we had an accumulated deficit of $186.1 million. Although Zillow and Trulia experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

•	product development;

•	sales and marketing;

•	technology infrastructure;

•	strategic opportunities, including commercial relationships and acquisitions; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business and to manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.

We Depend on the Real Estate Industry, and Changes to That Industry, or Declines in the Real Estate Market or Increases in Mortgage Interest Rates, Could Reduce the Demand for Our Products and Services.

Our financial prospects significantly depend on real estate shoppers using our services. Real estate shopping patterns depend on the overall health of the real estate market. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership. Changes to the real estate industry, declines in the real estate market or increases in mortgage interest rates could reduce demand for our services. Real estate markets also may be negatively impacted by a significant natural disaster, such as earthquake, fire, flood or other disruption.

We May Not Be Able to Maintain or Establish Relationships With Real Estate Brokerages, Real Estate Listing Aggregators, Multiple Listing Services, Property Management Companies, Home Builders and Other Third-Party Listing Providers, Which Could Limit the Information We Are Able to Provide to Our Users.

Our ability to attract users to our mobile applications, websites and other tools depends to some degree on providing a robust number of for-sale and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services, property management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, or an inability to continue to add new listing providers, may cause our listing data to omit information important to users of our products and services. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

Historically, a substantial portion of the listings displayed on our mobile applications and websites was provided to us by a single real estate listing aggregator pursuant to platform services agreements. These listings provided revenue-generating opportunities as impressions were delivered through our mobile applications and websites. Pursuant to agreements with the real estate listing aggregator, the platform services agreements expired on April 7, 2015. Through various data acquisition efforts, including the January 2015 launch of the Zillow Data Dashboard, a new listing management and reporting platform that allows Multiple Listing Services, or MLSs, and brokers to provide listings directly to Zillow, we have made progress in replacing the listings previously provided under the platform services agreements. However, we may not be able to fully replace the listings in a timely manner or on terms favorable to us, if at all, which could harm our business, results of operations and financial condition.

We May Not Be Able to Maintain or Establish Relationships With Data Providers, Which Could Limit the Information We Are Able to Provide to Our Users and Impair Our Ability to Attract or Retain Users.

We obtain real estate data, such as sale transactions, property descriptions, tax-assessed value and property taxes paid, under licenses from third-party data providers. We use this data to enable the development, maintenance and improvement of our information services, including Zestimates, Rent Zestimates, Trulia Estimates and our living database of homes. We have invested significant time and resources to develop proprietary algorithms, valuation models, software and practices to use and improve on this specific data. We may be unable to renew our licenses with these data providers, or we may be able to do so only on terms that are less favorable to us, which could harm our ability to continue to develop, maintain and improve these information services and could harm our business, results of operations and financial condition.

We Face Competition to Attract Consumers to Our Mobile Applications and Websites, Which Could Impair Our Ability to Continue to Grow the Number of Users Who Use Our Mobile Applications and Websites, Which Would Harm Our Business, Results of Operations and Financial Condition.

Our success depends on our ability to continue to attract additional consumers to our mobile applications and websites. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental, mortgage and home improvement websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are not able to continue to grow the number of consumers who use our mobile applications and websites, our business, results of operations and financial condition would be harmed.

We May Not Be Able to Compete Successfully Against Our Existing or Future Competitors in Attracting Advertisers, Which Could Harm Our Business, Results of Operations and Financial Condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate, rental, mortgage and home improvement information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition would be harmed.

If We Fail to Manage Our Growth Effectively, Our Brands, Results of Operations and Business Could Be Harmed.

We have experienced rapid and significant growth in our headcount and operations, including as a result of the Trulia acquisition, which places substantial demand on management and our operational infrastructure. The majority of our employees have been with us for fewer than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. In particular, we intend to pursue strategic opportunities and make substantial investments in our technology and development and sales and marketing organizations. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Zillow Premier Agent product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in the Zillow database for which we have sufficient data to produce the Zestimate. Similarly, we gather, and make available to our consumers, reviews on real estate, rental, mortgage and home improvement professionals, even if those reviews are unfavorable. Although real estate, rental, mortgage and home improvement professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	coordination of product, engineering and sales and marketing functions;

•	retention of employees from the acquired company;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company; and

•	impairment charges associated with goodwill and other acquired intangible assets.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business, results of operations and financial condition.

If Use of Mobile Technology and the Internet, Particularly With Respect to Real Estate Products and Services, Does Not Continue to Increase as Rapidly as We Anticipate, Our Business Could Be Harmed.

Our future success substantially depends on the continued use of mobile technology and the Internet as effective media of business and communication by our consumers. Mobile technology and Internet use may not continue to develop at historical rates, and consumers may not continue to use mobile technology or the Internet as media for information exchange. Further, these media may not be accepted as viable long-term outlets for information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access real estate information through other media and we fail to innovate, our business may be negatively impacted.

We Rely on the Performance of Highly Skilled Personnel, and if We Are Unable to Attract, Retain and Motivate Well-Qualified Employees, Our Business Could Be Harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our management and our highly skilled team of employees, including our software engineers, statisticians, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

If Our Security Measures Are Compromised, Consumers May Curtail Use of Our Products and Services and Advertisers May Reduce Their Advertising on Our Mobile Applications and Websites.

Our products and services involve the transmission and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers and credit card information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in mobile application or website performance or availability problems, the complete shutdown of our mobile applications or websites, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, we may be subject to legal claims and additional state and federal statutory requirements, users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, and advertisers may decrease or stop advertising on our mobile applications or websites. In May 2015, for example, we detected a distributed denial of service attack against our website, zillow.com. Upon detection, standard response protocols were immediately initiated, filtering malicious traffic and restoring network performance. This incident did not have a material adverse effect on our business, and there is no indication that our internal controls were compromised. Despite the additional network detection tools we implemented, we cannot ensure that we will not experience future incidents.

We depend on data storage vendors to store certain user information, some of which may be private or include personally identifiable information. If our data storage vendors fail to maintain adequate information security systems and our users’ information is compromised, our business, results of operations and financial condition could be harmed.

Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our products or services or close their accounts, cause existing advertisers to cancel their contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business, results of operations and financial condition.

Any Significant Disruption in Service on Our Mobile Applications or Websites or in Our Network Could Damage Our Reputation and Brands, and Result in a Loss of Users of Our Products and Services and of Advertisers, Which Could Harm Our Business, Results of Operations and Financial Condition.

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our mobile applications and websites, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, software errors or physical or electronic break-ins, could affect the security or availability of our products and services on our mobile applications and websites and prevent or inhibit the ability of users to access our services. Since our users may rely on our products and services, including our free customer relationship management tools, for important aspects of their businesses, problems with the reliability, availability or security of our systems could damage our users’ businesses, harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition.

The majority of the communications, network and computer hardware used to operate our mobile applications and websites are located at facilities in the Seattle, Washington and Santa Clara, California areas. Our Market Leader operations depend on our ability to maintain and protect our computer systems, located in Bellevue, Washington and at other co-location facilities in Kent, Washington and other locations operated by third parties. We do not own or control the operation of certain of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

A failure of our systems at one site could result in reduced functionality for our users, and a total failure of our systems could cause our mobile applications or websites to be inaccessible. Problems faced by our third-party web-hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our users. Our third-party web-hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing needs for capacity, our business could be harmed. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications, which could harm our business.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our reputation, business, results of operations and financial condition.

We Are, and May in the Future Become, Subject to a Variety of Federal and State Laws, Many of Which Are Unsettled and Still Developing and Which Could Subject Us to Claims or Otherwise Harm Our Business.

We are currently subject to a variety of, and may in the future become subject to additional, federal and state laws that are continuously evolving and developing, including laws regarding the real estate, rental, mortgage and home improvement industries, mobile- and Internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws. These laws can be costly to comply with, can require significant management time and effort, and can subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

If we are unable to comply with these laws or regulations, if we become liable under these laws or regulations, or if unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our exposure to this liability and it could cause the development of product or service offerings in affected markets to become impractical. This may require us to expend substantial resources or to discontinue certain products or services, limit our ability to expand our product and services offerings, or expand into new markets or otherwise harm our business, results of operations and financial condition. In addition, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

We assist with the processing of customer credit card transactions and consumer credit report requests, which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information.

Due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain real estate brokerage and mortgage broker licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments or commissions from real estate professionals, or if we lose the services of a designated broker, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or replace the designated broker. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

We are From Time to Time Involved In, or May In the Future be Subject to, Claims, Suits, Government Investigations, and Other Proceedings That May Result In Adverse Outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition. See “Legal Proceedings” above in Part II, Item 1.

We Rely on Assumptions and Estimates to Calculate Certain of our Key Growth Drivers, and Real or Perceived Inaccuracies in Such Metrics May Harm our Reputation and Negatively Affect our Business.

Our key metrics of unique users and Agent Advertisers are calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our measurement of unique users may be affected by applications that automatically contact our servers to access our mobile applications and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user on the day such contact occurs. In addition, our measurement of Agent Advertisers requires internal company calculations to ensure the number of Agent Advertisers is not duplicated across our various mobile applications and websites.

We regularly review and may adjust our processes for calculating our key growth drivers to improve their accuracy. Our measures of unique users and Agent Advertisers may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If real estate professionals, advertisers or investors do not perceive our key growth drivers to be accurate representations of our user or advertiser engagement, or if we discover material inaccuracies in our key growth drivers, our reputation may be harmed, and real estate professionals and advertisers may be less willing to allocate their resources to our products and services, which could negatively affect our business and operating results.

We May in the Future Be Subject to Disputes Regarding the Accuracy of Our Zestimates, Rent Zestimates and Trulia Estimates.

We provide our users with Zestimate, Rent Zestimate and Trulia Estimate home and rental valuations. Zestimates and Trulia Estimates are our estimated current market values of a home based on our proprietary automated valuation models that apply advanced algorithms to analyze our data; they are not appraisals. A Rent Zestimate is our estimated current monthly rental price of a home, using similar automated valuation models that we have designed to address the unique attributes of rental homes. Revisions to our automated valuation models, or the algorithms that underlie them, may cause certain Zestimates, Rent Zestimates or Trulia Estimates to vary from our expectations for those Zestimates, Rent Zestimates or Trulia Estimates. In addition, from time to time, users disagree with our Zestimates, Rent Zestimates and Trulia Estimates. Any such variation in Zestimates, Rent Zestimates or Trulia Estimates or disagreements could result in distraction from our business or potentially harm our reputation and could result in legal disputes.

We May Be Unable to Continue to Use the Domain Names That We Use in Our Business, or Prevent Third Parties From Acquiring and Using Domain Names That Infringe on, Are Similar to, or Otherwise Decrease the Value of Our Brand or Our Trademarks or Service Marks.

We have registered domain names for our websites that we use in our business. If we lose the ability to use a domain name, we may incur significant expenses to market our products and services under a new domain name, which could harm our business. In addition, our competitors could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and diversion of management’s attention.

We May Be Unable to Adequately Protect Our Intellectual Property, Which Could Harm the Value of Our Brands and Our Business.

We regard our intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and contracts to protect our proprietary rights. If we are not successful in protecting our intellectual property, the value of our brands and our business, results of operations and financial condition could be harmed.

While we believe that our issued patents and pending patent applications help to protect our business, we cannot ensure that our operations do not, or will not, infringe valid, enforceable patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. We cannot ensure that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that such patents will not be challenged by third parties or found to be invalid or unenforceable, or that our patents will be effective in preventing third parties from utilizing a “copycat” business model to offer the same products or services. Moreover, we rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. To the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could harm our business, results of operations or financial condition.

In addition, we may actively pursue entities that infringe our intellectual property, including through legal action. Taking such action may be costly, and we cannot ensure that such actions will be successful. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our results of operations or financial condition.

Intellectual Property Disputes Are Costly to Defend and Could Harm Our Business, Results of Operations, Financial Condition and Reputation.

From time to time, we face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We are currently subject to patent infringement claims. These claims allege, among other things, that aspects of our technology infringe upon the plaintiffs’ patents. If we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation. We may be subject to future claims or allegations relating to our intellectual property rights. As we grow our business and expand our operations, we expect that we will continue to be subject to intellectual property claims and allegations. Patent and other intellectual property disputes or litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products, services or features, purchase licenses that may be expensive to procure, or modify our products or services. In addition, patent or other intellectual property disputes or litigation may result in significant settlement costs. Any of these events could harm our business, results of operations, financial condition and reputation.

In addition, we use open source software in our services and will continue to use open source software in the future. From time to time, we may be subject to claims brought against companies that incorporate open source software into their products or services, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to changing our products or services, any of which would have a negative effect on our business and results of operations.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, results of operations, financial condition and reputation.

Confidentiality Agreements With Employees and Others May Not Adequately Prevent Disclosure of Trade Secrets and Other Proprietary Information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

We May Not Be Able to Halt the Operations of Websites That Aggregate or Misappropriate Our Data.

From time to time, third parties have misappropriated our data through website scraping, robots or other means, and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our websites. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. We may not be able, however, to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brands and business could be harmed.

We Are Subject to a Number of Risks Related to the Credit Card and Debit Card Payments We Accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could harm our business, financial condition and results of operations.

We depend on processing vendors to complete credit and debit card transactions. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, card holders and transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. Any increases in our credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We Expect Our Results of Operations to Fluctuate on a Quarterly and Annual Basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of fluctuations in the quantity of, and the price at which we are able to sell, our remnant advertising and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

As of December 31, 2014, Zillow had federal net operating loss carryforwards of approximately $358.6 million, state net operating loss carryforwards of approximately $7.2 million (tax effected), and tax credit carryforwards of approximately $6.5 million. As of December 31, 2014, Trulia had federal net operating loss carryforwards of approximately $192.2 million, state net operating loss carryforward of approximately $7.7 million (tax effected), and tax credit carryforwards of approximately $13.6 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. In connection with Zillow’s August 2013 public offering of Zillow Class A Common stock, Zillow experienced an ownership change that triggered Section 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with Zillow Group’s February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

The Requirements of Being a Public Company May Strain Our Resources and Distract Our Management, Which Could Make It Difficult to Manage Our Business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements can be time-consuming and results in increased costs to us and could harm our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These requirements could strain our systems and resources. The Exchange Act also requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we identify any material weaknesses in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our Class A common stock to decline.

Risks Related to Ownership of Our Class A Common Stock

Our Class A Stock Price May Be Volatile, and the Value of an Investment in Our Class A Common Stock May Decline.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced price volatility and may continue to be volatile. For example, since shares of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $100.30 per share to $125.49 per share through March 31, 2015. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Quarterly Report on Form 10-Q and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	announcements of technological innovations or new offerings by us or our competitors;

•	additions or departures of key personnel;

•	changes in laws or regulations applicable to our services;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A common stock by us or our shareholders;

•	issuances of our Class A common stock upon conversion of Trulia’s Convertible Senior Notes due in 2020;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation as described in “Legal Proceedings” above in Part II, Item 1, and we may continue to be the target of this type of litigation in the future. Current and future securities litigation against us, including the pending matter described below, could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Structure of Our Capital Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of March 31, 2015, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 32.9% and 21.5%, respectively, of the voting power of our outstanding capital stock.

For the foreseeable future, Mr. Barton and Mr. Frink will therefore have significant control over our management and affairs and will be able to control most matters requiring shareholder approval, including the election or removal (with or without cause) of directors and the approval of any significant corporate transaction, such as a merger or other sale of us or our assets. Our amended and restated articles of incorporation also authorize a class of nonvoting capital stock designated as Class C capital stock. Because the Class C capital stock carries no voting rights (except as required by applicable law or as expressly provided in our amended and restated articles of incorporation), the issuance of Class C capital stock in the future (instead of Class A common stock) could prolong the duration of Mr. Barton’s and Mr. Frink’s relative ownership of our voting power. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that you, as a shareholder, may otherwise support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock (or Class C capital stock, if any Class C capital stock is issued and becomes publicly traded) due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock (and Class C capital stock, if it is publicly traded).

Future Sales of Our Stock in the Public Market Could Cause Our Stock Price to Decline.

Our Class A common stock began trading on The Nasdaq Global Select Market on February 18, 2015. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our Class A common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares, and all of our outstanding shares are generally freely tradable, except for shares held by our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with the volume restrictions of Rule 144. Sales of a substantial number of shares of our Class A common stock could cause our stock price to decline. In addition, our amended and restated articles of incorporation authorize a class of nonvoting capital stock designated as Class C capital stock. Accordingly, we may in the future issue shares of Class C capital stock for financings, acquisitions or equity incentives. If we issue shares of Class C capital stock in the future, such issuances would have a dilutive effect on the economic interest of our Class A common stock.

If Securities or Industry Analysts Do Not Publish Research or Publish Inaccurate or Unfavorable Research About Our Business, Our Class A Common Stock Price and Trading Volume Could Decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about our company. If few or no securities or industry analysts cover our company, the market price of our Class A common stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to publish reports on us regularly, demand for our Class A common stock could decline, which could cause our stock price and trading volume to decline.

If We Issue Additional Equity Securities or Issue Convertible Debt to Raise Capital, It May Have a Dilutive Effect on Shareholders’ Investment.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Anti-Takeover Provisions in Our Charter Documents and Under Washington Law Could Make an Acquisition of Us More Difficult, Limit Attempts by Shareholders to Replace or Remove Our Management and Affect the Market Price of Our Class A Common Stock.

Provisions in our articles of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation or amended and restated bylaws include provisions, some of which will become effective only after the date, which we refer to as the threshold date, on which the

Class B common stock controlled by our founders represents less than 7% of the aggregate number of shares of our outstanding Class A common stock and Class B common stock, that:

•	set forth the structure of our capital stock, which concentrates voting control of matters submitted to a vote of our shareholders with the holders of our Class B common stock, which is held or controlled by our founders;

•	authorize our board of directors to issue, without further action by our shareholders, up to 30,000,000 shares of undesignated preferred stock, subject, prior to the threshold date, to the approval rights of the holders of our Class B common stock;

•	authorize our board of directors to issue, without further action by our shareholders, up to 600,000,000 shares of nonvoting Class C capital stock;

•	establish that our board of directors will be divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that, after the threshold date, our directors may be removed only for cause;

•	provide that, after the threshold date, vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;

•	provide that only our board of directors may change the board’s size;

•	specify that special meetings of our shareholders can be called only by the chair of our board of directors, our board of directors, our chief executive officer, our president or, prior to the threshold date, holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at any such special meeting;

•	establish an advance notice procedure for shareholder proposals to be brought before a meeting of shareholders, including proposed nominations of persons for election to our board of directors;

•	require the approval of our board of directors or the holders of at least two-thirds of all the votes entitled to be cast by shareholders generally in the election of directors, voting together as a single group, to amend or repeal our bylaws; and

•	require the approval of not less than two-thirds of all the votes entitled to be cast on a proposed amendment, voting together as a single group, to amend certain provisions of our articles of incorporation.

Prior to the threshold date, our directors can be removed with or without cause by holders of our Class A common stock and Class B common stock, voting together as a single group, and vacancies on the board of directors may be filled by such shareholders, voting together as a single group. Given the structure of our capital stock, our founders, Richard Barton and Lloyd Frink, who hold or control our Class B common stock, will have the ability for the foreseeable future to control these shareholder actions. See the risk factor above titled “The Structure of Our Capital Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With our Founders, and Limits Your Ability to Influence Corporate Matters.”

The provisions described above, after the threshold date, may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which board is responsible for appointing our management. In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of our company, even if this change of control would benefit our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 19, 2015, in connection with a sponsorship agreement involving an equity-based payment to a non-employee recipient, we issued 1,391 restricted shares of our Class A common stock to the recipient. This transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The recipient of restricted shares of our Class A common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient had adequate access, through their relationships with us, to information about Zillow Group.

There were no other sales of unregistered securities during the three months ended March 31, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K. In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, and the prior public filings of Zillow, Inc. and Trulia, Inc., which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated August 16, 2013, by and among Zillow, Inc., NMD Interactive, Inc., d/b/a StreetEasy, Strawberry Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013, and incorporated herein by reference).

2.2+	Agreement and Plan of Merger, dated July 28, 2014, by and among Zillow, Inc., the Company (f/k/a Zebra Holdco, Inc.) and Trulia, Inc. (Filed as Exhibit 2.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2014, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Zillow Group, Inc. (Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

4.1	Specimen of Class A Common Stock Certificate.

4.2	Indenture, dated as of December 17, 2013, between Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.1 to Trulia, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2013 (File No. 001-35650), and incorporated herein by reference).

4.3	Form of Note for Trulia, Inc.’s 2.75% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 hereto).

4.4	Supplemental Indenture, dated as of February 17, 2015, among Zillow Group, Inc., Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.1*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.3*	Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan (Filed as Appendix A to Market Leader, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission (SEC File No. 000-51032) on April 10, 2009, and incorporated herein by reference).

10.4*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder (Filed as Exhibit 10.2 on Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

Exhibit Number	Description

10.5*	Trulia, Inc. SMT Bonus Plan (Filed as Exhibit 10.4 on Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.6*	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 17, 2012, and incorporated herein by reference).

10.7*	Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 16, 2013, and incorporated herein by reference).

10.8*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.9*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.10*	Form of Restricted Unit Award Notice and Restricted Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.11*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. Amended and Restated 2011 Incentive Plan, as amended.

10.12*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant).

10.13*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant).

10.14*	Trulia, Inc. 2012 Equity Incentive Plan, as amended and restated (Filed as Exhibit 10.1 on Trulia, Inc.’s Form 10-Q filed with Securities and Exchange Commission (File No. 001-35650) on August 12, 2013, and incorporated herein by reference).

10.15*	Form of Stock Option Grant Notice and Stock Option Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant).

10.16*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant).

10.17*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.18*	Executive Employment Agreement by and between Chad M. Cohen and Zillow, Inc. (Filed as Exhibit 10.15 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S- 1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.19*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.20*	Employment Offer Letter, dated October 17, 2011, between Trulia, Inc. and Prashant “Sean” Aggarwal (Filed as Exhibit 10.6 on Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.21*	Employment Offer Letter, dated October 17, 2011, between Trulia, Inc. and Scott Darling (Filed as Exhibit 10.8 on Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

Exhibit Number	Description

10.22*	Confirmatory Employment Letter, dated August 3, 2012, between Trulia, Inc. and Daniele Farnedi (Filed as Exhibit 10.9 on Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.23*	Confirmatory Employment Letter, dated August 3, 2012, between Trulia, Inc. and Peter Flint (Filed as Exhibit 10.5 on Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.24*	Amended and Restated Executive Employment Agreement by and between Errol Samuelson and Zillow, Inc. (Filed as Exhibit 10.1 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.25*	Letter Agreement dated June 16, 2014 by and between Zillow, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014, and incorporated herein by reference).

10.26*	Executive Employment Agreement, dated February 17, 2015, between Paul Levine and Zillow Group, Inc. (Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.27*	Transition Employment Letter Agreement, dated February 17, 2015, by and between Peter Flint and the Registrant.

10.28*	Form of Confidential Information, Inventions, and Nonsolicitation Agreement for certain officers of Zillow, Inc. (Filed as Exhibit 10.4 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.29*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the Officers of Zillow Group, Inc.

10.30*	Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.31	Multi-Tenant Office Lease, dated January 24, 2011, between Trulia, Inc. and LBA Realty Fund II—WBP III, LLC (Filed as Exhibit 10.16 on Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference).

10.32	First Amendment to Multi-Tenant Office Lease, dated August 31, 2012, between Trulia, Inc. and LBA Realty Fund II—WBP III, LLC (Filed as Exhibit 10.17 on Trulia, Inc.’s Form S-1/A filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

10.33	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.34	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.35	Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference).

10.36	Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Zillow, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

10.37	Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014, and incorporated herein by reference).

10.38	Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.39	Lease, dated March 10, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 on Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014, and incorporated herein by reference).

10.40	Amendment to Office Lease, dated July 25, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 on Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2014, and incorporated herein by reference).

10.41†	Platform Services Agreement, dated April 7, 2011, by and between Zillow, Inc. and Threewide Corporation (Filed as Exhibit 10.18 to Zillow, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference).

10.42†	Platform Services Agreement, dated June 19, 2012, between Trulia, Inc. and Move Sales, Inc. (Filed as Exhibit 10.13 on Trulia, Inc.’s Form S-1/A filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zillow Group agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2015	ZILLOW GROUP, INC.

	By:	/s/ CHAD M. COHEN
Name: Chad M. Cohen
Title: Chief Financial Officer and Treasurer