Form 10-Q
period 2015-06-30
ZILLOW GROUP, INC.
filed 2015-08-05
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36853

ZILLOW GROUP, INC.

(Exact name of registrant as specified in its charter)

Washington	47-1645716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2015, 52,771,069 shares of Class A common stock and 6,217,447 shares of Class B common stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2015

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

Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters and for complying with its disclosure obligations under Regulation FD:

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$302,272	$125,765
Short-term investments	322,695	246,829
Accounts receivable, net of allowance for doubtful accounts of $3,137 and $2,811 at June 30, 2015 and December 31, 2014, respectively	35,198	18,684
Prepaid expenses and other current assets	21,888	10,059

Total current assets	682,053	401,337
Restricted cash	6,635	—
Long-term investments	—	83,326
Property and equipment, net	81,416	41,600
Goodwill	1,832,961	96,352
Intangible assets, net	565,345	26,757
Other assets	1,452	358

Total assets	$3,169,862	$649,730

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,908	$9,358
Accrued expenses and other current liabilities	60,134	16,883
Accrued compensation and benefits	11,800	6,735
Accrued restructuring costs	4,186	—
Deferred revenue	23,199	15,356
Deferred rent, current portion	1,148	864

Total current liabilities	112,375	49,196
Deferred rent, net of current portion	13,524	11,755
Long-term debt	230,000	—
Deferred tax liabilities and other long-term liabilities	143,521	—

Total liabilities	499,420	60,951
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of June 30, 2015 and December 31, 2014; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 and 600,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 52,738,491 and 34,578,393 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 6,217,447 shares issued and outstanding as of June 30, 2015 and December 31, 2014	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2015 and no shares authorized as of December 31, 2014; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	2,895,155	716,506
Accumulated other comprehensive income	117	—
Accumulated deficit	(224,836)	(127,731)

Total shareholders’ equity	2,670,442	588,779

Total liabilities and shareholders’ equity	$3,169,862	$649,730

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$171,269	$78,675	$298,542	$144,918
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	17,037	6,793	30,056	12,957
Sales and marketing	87,942	48,429	147,228	83,562
Technology and development	51,740	19,508	89,065	36,243
General and administrative	43,810	14,522	81,834	29,211
Acquisition-related costs	1,679	184	14,156	184
Restructuring costs	6,652	—	31,717	—

Total costs and expenses	208,860	89,436	394,056	162,157

Loss from operations	(37,591)	(10,761)	(95,514)	(17,239)
Other income	450	284	719	503
Interest expense	(1,580)	—	(2,310)	—

Net loss	$(38,721)	$(10,477)	$(97,105)	$(16,736)

Net loss per share — basic and diluted	$(0.66)	$(0.26)	$(1.80)	$(0.42)
Weighted-average shares outstanding — basic and diluted	58,714	39,800	53,949	40,314
(1) Amortization of website development costs and intangible assets included in technology and development	$17,117	$6,857	$28,899	$13,641

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(38,721)	$(10,477)	$(97,105)	$(16,736)
Other comprehensive income:
Unrealized gains (losses) on investments	(19)	—	130	—
Reclassification adjustment for net investment gains included in net loss	(3)	—	(13)	—

Net unrealized gains (losses) on investments	(22)	—	117	—

Total other comprehensive income (loss)	(22)	—	117	—

Comprehensive loss	$(38,743)	$(10,477)	$(96,988)	$(16,736)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(97,105)	$(16,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,447	16,670
Share-based compensation expense	52,887	15,542
Restructuring costs	18,147	—
Loss on disposal of property and equipment	499	353
Bad debt expense	1,605	1,225
Deferred rent	2,310	2,779
Amortization of bond premium	1,593	1,751
Changes in operating assets and liabilities:
Accounts receivable	(5,026)	(5,876)
Prepaid expenses and other assets	8,494	(1,565)
Accounts payable	(2,516)	9,555
Accrued expenses and other current liabilities	13	1,515
Accrued compensation and benefits	(3,259)	1,923
Accrued restructuring costs	1,425	—
Deferred revenue	(366)	1,739
Other long-term liabilities	2,998	—

Net cash provided by operating activities	16,146	28,875

Investing activities
Proceeds from maturities of investments	165,723	73,885
Purchases of investments	(164,718)	(159,253)
Proceeds from sales of investments	4,979	—
Decrease in restricted cash	312	—
Purchases of property and equipment	(25,546)	(15,373)
Purchases of intangible assets	(8,006)	(2,132)
Cash acquired in acquisition, net	173,406	—
Cash paid for acquisition	—	(3,500)

Net cash provided by (used in) investing activities	146,150	(106,373)

Financing activities
Proceeds from exercise of Class A Common stock options	14,722	14,027
Value of equity awards withheld for tax liability	(511)	—

Net cash provided by financing activities	14,211	14,027
Net increase (decrease) in cash and cash equivalents during period	176,507	(63,471)
Cash and cash equivalents at beginning of period	125,765	201,760

Cash and cash equivalents at end of period	$302,272	$138,289

Supplemental disclosures of cash flow information
Cash paid for interest	$3,163	$—
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$1,883,728	$—
Capitalized share-based compensation	$4,783	$3,086
Write-off of fully depreciated property and equipment	$13,001	$3,017

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

In addition, subject to certain exceptions, each Trulia stock option, restricted stock unit and stock appreciation right outstanding upon the consummation of the Mergers, whether or not vested and exercisable, was assumed by Zillow Group and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of Zillow Group Class A Common Stock. The terms of each such assumed equity award are the same except that the number of shares subject to each equity award and the per share exercise price, if any, were adjusted based on the exchange ratio of 0.444 per a formula set forth in the Merger Agreement. Generally, each Zillow stock option and restricted stock unit outstanding upon the consummation of the Mergers, whether or not vested or exercisable, was assumed by Zillow Group and converted into a corresponding equity award to purchase or acquire shares of Zillow Group Class A common stock. The terms of each such assumed equity award are the same. Any unvested shares of Zillow Class A common stock subject to a repurchase option, risk of forfeiture or other condition as of the consummation of the Mergers were exchanged for shares of Zillow Group Class A common stock that are also unvested and subject to the same repurchase option, risk of forfeiture or other condition. Each Zillow restricted unit outstanding as of the consummation of the Mergers was assumed by Zillow Group and converted into the right to receive Zillow Group Class A common stock, subject to the same terms as the original restricted unit.

The total purchase price of Trulia was approximately $2.0 billion. During the three and six month periods ended June 30, 2015, Zillow Group incurred a total of $1.7 million and $14.2 million, respectively, in acquisition-related costs related to the transaction. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. Further details on the acquisition of Trulia are presented in Note 6 of these condensed consolidated financial statements.

On February 17, 2015, in connection with the Mergers, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $6.7 million and $31.7 million, respectively, during the three and six month periods ended June 30, 2015, for severance and other personnel related expenses, contract termination costs associated with certain operating leases, and non-cash expenses relating to stock vesting acceleration. Further details on the restructuring are presented in Note 15 of these condensed consolidated financial statements.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2015, our results of operations and comprehensive loss for the three and six month periods ended June 30, 2015, and our cash flows for the six month periods ended June 30, 2015 and 2014. The results of the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any interim period or for any other future year.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We expect to adopt this guidance on January 1, 2016. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and must be applied retrospectively or modified retrospectively. We expect to adopt this guidance on January 1, 2017. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for annual reporting periods ending after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We adopted this guidance on January 1, 2015. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows.

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

Restricted cash — Our restricted cash consists primarily of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases. The fair value measurement of these assets is based on observable market-based inputs.

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2015 (in thousands):

	June 30, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$78,532	$78,532	$—
Certificates of deposit	249	—	249
Short-term investments:
U.S government agency securities	179,693	179,693	—
Corporate notes and bonds	74,587	—	74,587
Municipal securities	43,190	—	43,190
Certificates of deposit	15,277	—	15,277
Foreign government securities	5,949	—	5,949
Commercial paper	3,999	—	3,999
Restricted cash	6,635	—	6,635

Total	$408,111	$258,225	$149,886

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

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of June 30, 2015 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$223,491	$—	$—	$223,491
Cash equivalents:
Money market funds	78,532	—	—	78,532
Certificates of deposit	249	—	—	249
Short-term investments:
U.S government agency securities	179,647	82	(36)	179,693
Corporate notes and bonds	74,612	8	(33)	74,587
Municipal securities	43,190	12	(12)	43,190
Certificates of deposit	15,273	4	—	15,277
Foreign government securities	5,950	—	(1)	5,949
Commercial paper	3,999	—	—	3,999
Restricted cash	6,635	—	—	6,635

Total	$631,578	$106	$(82)	$631,602

The following table presents available-for-sale investments by contractual maturity date as of June 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$231,414	$231,442
Due after one year through two years	91,257	91,253

Total	$322,671	$322,695

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2015	December 31, 2014
Website development costs	$65,680	$65,224
Computer equipment	18,666	13,243
Leasehold improvements	30,275	10,617
Software	6,129	3,431
Construction-in-progress	18,373	9,307
Office equipment, furniture and fixtures	11,676	6,482

Property and equipment	150,799	108,304
Less: accumulated amortization and depreciation	(69,383)	(66,704)

Property and equipment, net	$81,416	$41,600

We recorded depreciation expense related to property and equipment (other than website development costs) of $3.3 million and $1.7 million, respectively, during the three months ended June 30, 2015 and 2014, and $5.5 million and $3.0 million, respectively, during the six months ended June 30, 2015 and 2014.

We capitalized $11.8 million and $5.5 million, respectively, in website development costs during the three months ended June 30, 2015 and 2014, and $21.8 million and $11.1 million, respectively, during the six months ended June 30, 2015 and 2014. Amortization expense for website development costs included in technology and development expenses was $5.8 million and $4.2 million, respectively, during the three months ended June 30, 2015 and 2014, and $10.7 million and $8.5 million, respectively, during the six months ended June 30, 2015 and 2014.

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

At the effective time of the Zillow Merger, each share of Zillow Class A common stock, other than Zillow excluded shares (as defined below), was converted into the right to receive one share of fully paid and nonassessable Zillow Group Class A common stock, and each share of Zillow Class B common stock, other than Zillow excluded shares, was converted into the right to receive one share of fully paid and nonassessable Zillow Group Class B common stock. Shares of Zillow common stock held by Zillow as treasury stock or by Zillow Group, Trulia, or any direct or indirect wholly owned subsidiary of Zillow or Trulia (“Zillow excluded shares”) were canceled and did not receive the Zillow merger consideration. Generally, each Zillow stock option and restricted stock unit outstanding (whether or not vested or exercisable) as of the effective time of the Zillow Merger was assumed by Zillow Group and converted into a corresponding equity award to purchase or acquire shares of Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original option or award. Any unvested shares of Zillow Class A common stock subject to a repurchase option, risk of forfeiture or other condition as of the effective time of the Zillow Merger were exchanged for shares of Zillow Group Class A common stock that are also unvested and subject to the same repurchase option, risk of forfeiture or other condition. Each Zillow restricted unit outstanding as of the effective time of the Zillow Merger was assumed by Zillow Group and converted into the right to receive Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original restricted unit.

At the effective time of the Trulia Merger, each share of Trulia common stock, other than Trulia excluded shares (as defined below), was converted into the right to receive 0.444 of a share of fully paid and nonassessable Zillow Group Class A common stock. Shares of Trulia common stock held by Trulia as treasury stock or by Zillow Group, Zillow, or any direct or indirect wholly owned subsidiary of Zillow or Trulia (“Trulia excluded shares”) were canceled and did not receive the Trulia merger consideration. Generally, each Trulia stock option, restricted stock unit, and stock appreciation right outstanding (whether or not vested or exercisable) as of the effective time of the Trulia Merger was assumed by Zillow Group and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original option or award, subject to specified adjustments to reflect the effect of the Trulia exchange ratio. Each outstanding unvested Trulia stock option and restricted stock unit held by a member of the Trulia board of directors immediately prior to the effective time of the Trulia Merger who was not an employee of Trulia or any subsidiary of Trulia became fully vested immediately prior to the effective time of the Trulia Merger in accordance with the terms of the applicable award agreements.

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

A total of 17,259,704 shares of Zillow Group Class A common stock were issued in connection with the acquisition of Trulia. Trulia stockholders did not receive any fractional shares of Zillow Group Class A common stock in connection with the Mergers. Instead of receiving any fractional shares, each holder of Trulia common stock was paid an amount in cash (without interest) equal to such fractional amount multiplied by the last reported sale price of Zillow Class A common stock on NASDAQ on the last complete trading day prior to the date of the effective time of the Trulia Merger.

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

A portion of the total purchase price was allocated to Trulia’s 2020 Notes (see Note 9). In accordance with the accounting guidance related to business combinations, the 2020 Notes are recognized at fair value as of the effective date of the Mergers. The preliminary estimated fair value of the 2020 Notes as of the date of acquisition is approximately $356.4 million. The preliminary estimated fair value of the 2020 Notes was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. The preliminary estimated fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. Given the preliminary fair value of the 2020 Notes of $356.4 million is at a substantial premium to the principal amount of $230.0 million, the premium amount of $126.4 million has been recorded as additional paid-in capital in the condensed consolidated balance sheet as of the effective date of the Mergers. Accordingly, Zillow Group has recognized the liability component of the 2020 Notes at the stated par amount in the condensed consolidated balance sheet as of the effective date of the Mergers. The conversion feature included in the 2020 Notes is not required to be bifurcated and separately accounted for as it meets the equity scope exception given the conversion feature (i) is indexed to Zillow Group’s Class A common stock and (ii) would be classified in shareholder’s equity. Further, the 2020 Notes do not permit or require Zillow Group to settle the debt in cash (in whole or in part) upon conversion.

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

Acquisition-related costs incurred, which primarily included investment banker fees, legal, accounting, tax, regulatory filing and printing fees, were expensed as incurred. Acquisition-related costs of $1.7 million and $14.2 million, respectively, for the three and six month periods ended June 30, 2015 are included as a separate line item in our condensed consolidated statement of operations.

The results of operations related to the acquisition of Trulia have been included in our financial statements since the date of acquisition of February 17, 2015. However, disclosure of the amounts of revenue and earnings of the acquiree since the acquisition date is impracticable because discrete financial information is not available due to the rapid integration of Zillow’s and Trulia’s operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Trulia as if it were consummated on January 1, 2014 (the beginning of the comparable prior reporting period). The unaudited pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma condensed combined financial information does not represent true historical financial information. Further, the unaudited pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2014 and should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information (other than revenue for the three months ended June 30, 2015, which is presented on an as reported basis) (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (1)	2014 (2)	2015 (3)	2014 (4)
Revenue	$171,269	$142,761	$333,800	$263,493
Net loss	$(26,731)	$(29,648)	$(44,585)	$(53,454)

(1)	The three months ended June 30, 2015 includes pro forma adjustments for $6.7 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements, $3.7 million to eliminate share-based compensation expense attributable to substituted equity awards and $1.7 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements.

(2)	The three months ended June 30, 2014 includes pro forma adjustments for $4.7 million to record additional amortization expense for acquired intangible assets, $3.3 million to eliminate Trulia’s historical amortization of capitalized website development costs, $1.6 million to record additional rent expense and $1.4 million to eliminate share-based compensation expense attributable to substituted equity awards.
(3)	The six months ended June 30, 2015 includes pro forma adjustments for $47.9 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $37.3 million to eliminate share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $31.9 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements, $2.4 million to record additional amortization expense for acquired intangible assets and $1.1 million to eliminate Trulia’s historical amortization of capitalized website development costs.
(4)	The six months ended June 30, 2014 includes pro forma adjustments for $9.3 million to record additional amortization expense for acquired intangible assets, $4.1 million to eliminate Trulia’s historical amortization of capitalized website development costs, $2.8 million to eliminate share-based compensation expense attributable to substituted equity awards and $1.8 million to record additional rent expense.

Note 7.	Goodwill

The following table presents the change in goodwill from December 31, 2014 through June 30, 2015 (in thousands):

Balance as of December 31, 2014	$96,352
Goodwill recorded in connection with the acquisition of Trulia	1,737,075
Reduction of goodwill recorded in connection with the sale of a business	(466)

Balance as of June 30, 2015	$1,832,961

The goodwill recorded in connection with the February 2015 acquisition of Trulia, which is not deductible for tax purposes, includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complementary products, and largely non-overlapping customer bases.

Note 8.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$32,461	$(16,872)	$15,589
Customer relationships	101,225	(9,686)	91,539
Developed technology	104,418	(11,803)	92,615
Trade names and trademarks	5,224	(2,036)	3,188
Advertising relationships	9,000	(1,098)	7,902
MLS home data feeds	4,000	(488)	3,512

Total	$256,328	$(41,983)	$214,345

	December 31, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$24,615	$(13,904)	$10,711
Developed technology	13,595	(5,321)	8,274
Customer relationships	9,225	(3,387)	5,838
Trade names and trademarks	3,261	(1,327)	1,934

Total	$50,696	$(23,939)	$26,757

Amortization expense recorded for intangible assets for the three months ended June 30, 2015 and 2014 was $11.3 million and $2.6 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2015 and 2014 was $18.2 million and $5.2 million, respectively. These amounts are included in technology and development expenses.

As of June 30, 2015, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. See Note 6 for further details related to the acquisition.

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

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes has been adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This is equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. In connection with the Class C Dividend, described below under Note 11, the conversion ratio will be further adjusted. Unless otherwise determined by our board of directors prior to the ex-dividend date for the Class C Dividend, which is expected to be August 17, 2015, the conversion ratio will be adjusted in accordance with Section 14.04(c) of the indenture based on the trading prices of our Class A common stock and the when-issued trading prices of our Class C capital stock during the last ten trading days prior to and including the trading day immediately preceding the ex-dividend date. The conversion ratio will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

Interest expense related to the 2020 Notes for the three months ended June 30, 2015 was $1.6 million. Accrued interest related to the 2020 Notes as of June 30, 2015 is $0.3 million, and is recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

The estimated fair value and carrying value of the 2020 Notes were $297.0 million and $230.0 million, respectively, as of June 30, 2015. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 10.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2015 and 2014, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2015. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2015 and December 31, 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $358.6 million as of December 31, 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million (tax effected) as of December 31, 2014.

Note 11.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2015 or December 31, 2014.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and six month periods ended June 30, 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. During the year ended December 31, 2014, 251,445 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting. There was no Class C capital stock issued and outstanding as of June 30, 2015 or December 31, 2014.

Stock Split Effected in Form of Stock Dividend

In December 2014 and in connection with the Trulia acquisition, at a Special Meeting of Shareholders of Zillow, Inc. and at a Special Meeting of the stockholders of Trulia, Inc., the shareholders of Zillow, Inc. and the stockholders of Trulia, Inc., respectively approved amendments to Zillow Group’s amended and restated articles of incorporation to, among other things, create a new class of non-voting Class C capital stock. On July 21, 2015, we announced that our board of directors had approved a distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders (the “Class C Dividend”). Holders of Class A common stock and Class B common stock as of the close of business on July 31, 2015, the record date for the dividend, will receive on August 14, 2015 a dividend of two shares of Class C capital stock for each share of Class A and Class B common stock held by them as of the record date. Outstanding equity awards to purchase or acquire shares of Class A common stock will be proportionately adjusted to relate to one share of Class A common stock and two shares of Class C capital stock for each share of Class A common stock subject to the awards as of the record date, and the exercise prices of any such awards also will be proportionately allocated between Class A common stock and Class C capital stock.

The par value per share of our shares of Class A common stock and Class B common stock will remain unchanged at $0.0001 per share after the Class C Dividend. On the effective date of the Class C Dividend, there will be a transfer between accumulated deficit and common stock and the amount transferred will be equal to the $0.0001 par value of the Class C capital stock that is issued. We will give retroactive effect to prior period share and per share amounts in our consolidated financial statements for the effect of the Class C Dividend upon issuance so that prior periods are comparable to current period presentation.

Note 12.	Share-Based Awards

In connection with our February 2015 acquisition of Trulia, we assumed the obligations of Zillow, Trulia and Market Leader outstanding under pre-existing stock plans. In addition, we assumed the Zillow 2011 Incentive Plan, as amended and/or restated, and the Trulia 2012 Equity Incentive Plan, as amended and restated, for purposes of future grants, with the number and type of shares issuable thereunder appropriately adjusted to reflect the Mergers, in accordance with applicable NASDAQ exchange listing requirements. In connection with the Class C dividend discussed in Note 11 above, the share numbers presented in this Note 12 will be adjusted in accordance with the terms of the applicable plan.

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, Zillow’s 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Effective June 11, 2015, the 2011 Plan was amended and restated as the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan to, among other changes: (i) increase the number of shares authorized for issuance by 1,500,000 shares, from 3,800,000 shares to 5,300,000 shares; (ii) introduce flexibility to grant Class C capital stock, in addition to or in lieu of, Class A common stock under the 2011 Plan in the event that Class C capital stock is listed on a national securities exchange (references in this discussion to “common stock” under the 2011 Plan generally refer to both Class A common stock and Class C capital stock); and (iii) update references to “Zillow, Inc.” to “Zillow Group, Inc.” as applicable. Shareholders approved the amended and restated 2011 Plan on June 11, 2015, and we intend that future equity grants will be made under this plan only.

Under the 2011 Plan, 5,300,000 shares of common stock are reserved for issuance. The number of shares of common stock available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years beginning in 2016 by a number of shares equal to the least of (a) 3.5% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 3,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our common stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan are typically granted with seven-year terms and typically vest 25% after 12 months and ratably thereafter over the next 36 months, though certain options have been granted with longer terms and vesting schedules.

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

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2014 and the six months ended June 30, 2015:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	5,156,706	$27.09	5.43	$283,009
Granted	2,219,458	97.06
Exercised	(1,323,509)	18.08
Forfeited or cancelled	(252,891)	62.76

Outstanding at December 31, 2014	5,799,764	54.37	5.32	311,040
Assumed Trulia options and stock appreciation rights in connection with February 2015 acquisition of Trulia	1,053,255	41.37
Granted	2,693,757	102.22
Exercised	(648,942)	22.73
Forfeited or cancelled	(301,619)	81.96

Outstanding at June 30, 2015	8,596,215	69.19	5.97	220,072
Vested and exercisable at June 30, 2015	2,690,680	36.44	3.67	137,977

The fair value of options granted, excluding options granted under the Stock Option Grant Program for Nonemployee Directors and certain options granted to the Company’s executives in January and February 2015, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	55%	54%	55%-56%	53%-54%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.30%-1.48%	1.35%-1.49%	1.08%-1.48%	1.29%-1.52%
Weighted-average expected life	4.58 years	4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$42.46	$49.25	$47.34	$39.62

The assumptions included in the table above exclude Trulia’s stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition (see Note 6).

As of June 30, 2015, there was a total of $188.4 million in unrecognized compensation cost related to unvested stock options and stock appreciation rights.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2014 and the six months ended June 30, 2015:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2014	230,127	$30.43
Granted	3,255	80.91
Vested	(146,547)	30.48
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2014	86,835	32.25
Granted	1,391	121.35
Vested	(20,429)	39.15
Forfeited or cancelled	—	—

Unvested outstanding at June 30, 2015	67,797	32.00

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of June 30, 2015, there was $1.4 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2014 and the six months ended June 30, 2015:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2014	121,123	$64.07
Granted	102,264	102.95
Vested	(64,935)	76.28
Forfeited or cancelled	(32,850)	72.40

Unvested outstanding at December 31, 2014	125,602	85.67
Assumed Trulia restricted stock units in connection with February 2015 acquisition of Trulia	1,266,319	109.14
Granted	179,418	98.27
Vested	(264,168)	105.91
Forfeited or cancelled	(173,028)	105.46

Unvested outstanding at June 30, 2015	1,134,143	106.10

In April 2015, Zillow Group granted to certain employees supporting our Trulia brand retention restricted stock units for a total of 105,358 shares of our Class A common stock, of which 12.5% of the retention restricted stock units vest approximately 6 months after the vesting commencement date of February 18, 2015, and the remaining retention restricted stock units vest quarterly thereafter for approximately 3.5 years, subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the retention restricted stock units is approximately $10.2 million.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of June 30, 2015, there was $88.3 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$1,110	$418	$2,062	$791
Sales and marketing	8,784	1,698	12,993	3,001
Technology and development	7,005	3,056	12,771	5,081
General and administrative	12,981	3,238	25,061	6,669
Restructuring costs	3,584	—	14,004	—

Total	$33,464	$8,410	$66,891	$15,542

For the three months ended June 30, 2015, approximately $1.1 million, $0.8 million, and $1.7 million, respectively, of share-based compensation expense is included in sales and marketing expenses, technology and development expenses, and general and administrative expenses related to change in control equity acceleration for certain former executives of Trulia pursuant to Zillow Group’s February 2015 restructuring plan (see Note 15). For the six months ended June 30, 2015, approximately $1.8 million, $1.4 million, and $6.7 million, respectively, of share-based compensation expense is included in sales and marketing expenses, technology and development expenses, and general and administrative expenses related to change in control equity acceleration for certain former executives of Trulia pursuant to Zillow Group’s February 2015 restructuring plan. Certain executives of Trulia are entitled to partial and/or full “double trigger” equity acceleration upon a termination without “cause” or a resignation for “good reason,” each within twelve months of the Mergers, pursuant to pre-existing offer letters and/or equity award agreements entered into with Trulia.

Note 13.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period. In the calculation of basic net loss per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares (including Class A common stock and Class B common stock) outstanding during the period and potentially dilutive Class A common stock equivalents, except in cases where the effect of the Class A common stock equivalent would be antidilutive. Potential Class A common stock equivalents consist of Class A common stock issuable upon exercise of stock options and stock appreciation rights and Class A common stock underlying unvested restricted stock awards and unvested restricted stock units using the treasury stock method.

For the periods presented, the following Class A common stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Class A common stock issuable upon the exercise of option awards and stock appreciation rights	2,306	3,012	2,502	3,024
Class A common stock underlying unvested restricted stock awards and restricted stock units	294	119	330	114
Class A common stock issuable upon conversion of the 2020 Notes	2,843	—	2,843	—

Total Class A common stock equivalents	5,443	3,131	5,675	3,138

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of preferred stock have been satisfied. We have not presented net loss per share under the two-class method for our Class A common stock and Class B common stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 14.	Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment.

Seattle, Washington

In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we currently occupy a total of 155,042 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through December 2024. In November 2014, we entered into a lease amendment under which we will lease an additional 113,470 square feet of office space. The Company has taken possession of a portion of the additional office space and will continue to take possession as space becomes available through 2017 under the same terms and conditions.

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

In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In March 2015, we ceased use of this space in connection with our February 2015 acquisition of Trulia, and in May 2015, we sublet this office space to another occupant.

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

Bellevue, Washington

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in Bellevue. Pursuant to the terms of the lease, we lease a total of approximately 72,000 square feet, and we are obligated to make escalating monthly lease payments that began in October 2014 and continue through September 2021. We currently utilize approximately half of the total square feet available in Bellevue (see Note 15).

Irvine, California

In April 2012, we entered into a lease agreement for office space in Irvine (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of approximately 60,000 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022.

We lease additional office space in Chicago, Illinois, Lincoln, Nebraska and Vancouver, British Columbia. We believe our facilities are sufficient for our current needs.

Future minimum payments for all operating leases as of June 30, 2015 are as follows (in thousands):

Remainder of 2015	$8,804
2016	20,056
2017	24,033
2018	27,206
2019	23,734
All future years	103,394

Total future minimum lease payments	$207,227

Rent expense for the three months ended June 30, 2015 and 2014 was $4.0 million and $1.6 million, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $7.4 million and $3.1 million, respectively. Total minimum rentals to be received in the future under noncancelable subleases as of June 30, 2015 was $4.4 million.

Purchase Commitments

As of June 30, 2015, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $108.6 million. The amounts due for this content as of June 30, 2015 are as follows (in thousands):

Remainder of 2015	$14,859
2016	28,570
2017	34,700
2018	14,000
2019	6,000
All future years	10,500

Total future purchase commitments	$108,629

Letters of Credit

As of June 30, 2015, we have outstanding letters of credit of approximately $3.8 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our condensed consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.0 million as of June 30, 2015. There were no surety bonds outstanding as of December 31, 2014.

Legal Proceedings

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow.

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Market Leader (a subsidiary of Trulia), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. On February 17, 2015, we acquired Trulia, and took responsibility for the Smarter Agent complaint against Market Leader. The Patent Office recently issued a Notice of Intent to Issue Reexamination Certification indicating that it will cancel all claims in one of the three patents. We expect to receive similar Notices for the other two patents. We have not recorded an accrual related to these complaints as of June 30, 2015 or December 31, 2014, as we do not believe a loss is probable or reasonably estimable.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal. We have not recorded an accrual related to this complaint as of June 30, 2015 or December 31, 2014, as we do not believe a loss is probable or reasonably estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on September 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On January 26, 2015, the plaintiffs filed a contempt motion for alleged violation of the preliminary injunction, which Zillow and Samuelson opposed. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. The trial date has been extended to June 2016. On February 11, 2015, the Superior Court issued an Order to Show Cause regarding plaintiffs’ contempt motion and set a schedule for discovery, briefing and a hearing. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. On March 27, 2015, the parties entered into a stipulation, later adopted by order of the court, that plaintiffs shall withdraw their request that the Superior Court find Zillow and Mr. Samuelson in contempt of the preliminary injunction. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of June 30, 2015 or December 31, 2014, as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Chancery Court that same day. The parties have concluded confirmatory discovery and are negotiating a stipulation of settlement. We have recorded an accrual for an immaterial amount related to these lawsuits as of June 30, 2015. There is a reasonable possibility that an additional loss in excess of amounts accrued may be incurred; however, the possible additional loss or range of additional possible loss is not estimable. We did not record an accrual related to these lawsuits as of December 31, 2014.

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

On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $6.7 million during the three months ended June 30, 2015. Zillow Group recorded a restructuring charge of approximately $31.7 million during the six months ended June 30, 2015, including approximately $12.0 million for severance and other personnel related expenses, approximately $5.5 million for contract termination costs associated with certain operating leases, and approximately $14.0 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period, for which share-based compensation expense is recognized over the remaining requisite service period, which in some cases may result in immediate expense recognition if no substantive future service is required. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs for the six months ended June 30, 2015 include approximately $4.0 million, primarily related to the write-off of certain leasehold improvements.

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

A summary of accrued restructuring costs as of and for the six months ended June 30, 2015 is shown in the table below (in thousands):

	One-Time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Restructuring reserves assumed in connection with February 2015 acquisition of Trulia	$81	$2,544	$136	$2,761
Restructuring costs	9,015	1,319	110	10,444
Cash payments	(2,612)	(387)	(375)	(3,374)
Change in estimate	(67)	—	137	70

Accrued restructuring costs as of March 31, 2015	6,417	3,476	8	9,901
Restructuring costs	2,580	34	199	2,813
Cash payments	(5,209)	(762)	(189)	(6,160)
Change in estimate	282	(27)	—	255

Accrued restructuring costs as of June 30, 2015	$4,070	$2,721	$18	$6,809

The restructuring reserves, which total $6.8 million as of June 30, 2015, are recorded as part of accrued restructuring costs and deferred tax liabilities and other long-term liabilities in our condensed consolidated balance sheet. We expect to complete the restructuring plan by the end of 2015.

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

In April 2015 and June 2015, we paid a total of approximately $0.2 million to Mr. Frink for reimbursement of costs incurred by Mr. Frink for use of a private plane by certain of the Company’s employees and Mr. Frink for business travel.

Note 17.	Self-Insurance

We are self-insured for a portion of our medical and dental coverage for certain employees of Trulia. The medical plan carries a stop-loss policy, which will protect from individual claims during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included within accrued compensation and benefits in our condensed consolidated balance sheet and was $0.6 million as of June 30, 2015. We did not have any self-insurance prior to our February 2015 acquisition of Trulia.

Note 18.	Employee Benefit Plan

Effective January 1, 2015, Zillow Group established a defined contribution 401(k) retirement plan covering employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). In addition, in connection with our February 2015 acquisition of Trulia, we adopted a defined contribution 401(k) retirement plan that covers Trulia and Market Leader employees who have met certain eligibility requirements (“the Trulia 401(k) Plan”). Eligible employees under each of the plans may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 1.5% of employee contributions under the Zillow Group 401(k) Plan and up to 4% of employee contributions under the Trulia 401(k) Plan. The total expense related to defined contribution 401(k) retirement plans was $1.3 million and $2.1 million, respectively, for the three and six month periods ended June 30, 2015. We did not have any expense related to defined contribution 401(k) retirement plans for the three or six month periods ended June 30, 2014.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Marketplace revenue:
Real estate	$122,558	$56,051	$215,870	$102,646
Mortgages	10,393	6,565	19,951	13,694
Market Leader	12,530	—	18,587	—

Total Marketplace revenue	145,481	62,616	254,408	116,340
Display revenue	25,788	16,059	44,134	28,578

Total revenue	$171,269	$78,675	$298,542	$144,918

Note 20.	Subsequent Events

On July 21, 2015, Zillow, Inc., Delta MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of Zillow, Inc. (“Merger Sub”), DotLoop, Inc., a Delaware corporation (“DotLoop”), and Fortis Advisors, LLC, a Delaware limited liability company acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “DotLoop Merger Agreement”) providing for the acquisition of DotLoop by Zillow, Inc. Under the terms and subject to the conditions of the DotLoop Merger Agreement, Merger Sub will merge with and into DotLoop, with DotLoop remaining as the surviving company and a wholly owned subsidiary of Zillow, Inc. (the “DotLoop Merger”). DotLoop simplifies multi-party real estate transactions by enabling real estate professionals and their clients to share, edit, sign, and store documents digitally. The purchase price will be approximately $108 million in cash, less certain transaction expenses and as adjusted at closing based on DotLoop’s net working capital, cash and debt, plus the estimated fair value of substituted stock options attributable to pre-combination service. The acquisition of DotLoop, which is expected to close in the third quarter of 2015 subject to satisfaction of customary closing conditions, will be accounted for as a business combination, and assets acquired and liabilities assumed will be recorded at their estimated fair values as of the closing date of the DotLoop Merger.

Pursuant to the terms of the DotLoop Merger Agreement, Zillow will establish a retention bonus plan after the closing date of the DotLoop Merger pursuant to which restricted stock units valued at approximately $9 million will be granted to employees of DotLoop who accept employment with Zillow Group. The vesting of the restricted stock units will be subject to the recipient’s continued full-time employment or service to Zillow Group. The fair value of the restricted stock units will be recorded as share-based compensation expense over the vesting period.

In July 2015, we determined that Market Leader met the held for sale criteria. We acquired Market Leader in connection with our February 2015 acquisition of Trulia. We do not expect that the financial results of Market Leader will be presented as discontinued operations in our condensed consolidated statements of operations, as the disposal group does not represent a strategic shift in our operations or financial results. The assets and liabilities of Market Leader to be disposed of are expected to be presented as held for sale in our condensed consolidated balance sheet beginning in the third quarter of 2015. The following table presents our best estimate of the aggregate carrying amounts of the major classes of assets and liabilities related to the Market Leader disposal group as of June 30, 2015 (in thousands):

Assets
Prepaid expenses and other current assets	$450
Property and equipment, net	5,274
Goodwill	12,904
Intangible assets, net	17,161
Deferred tax assets	8,000

Total assets	$43,789

Liabilities
Accounts payable	$1,884
Accrued expenses and other current liabilities	1,563
Accrued compensation and benefits	1,545
Accrued restructuring costs, current portion	314
Deferred revenue, current portion	143
Other long-term liabilities	2,728

Total liabilities	$8,177

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the issuance of the Class C Dividend is scheduled for August 5, 2015. We do not expect these purported class action lawsuits to have a material impact on our financial position, results of operations or cash flows.

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

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 57 million homes and added more than 311 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue consists of real estate, mortgages, and Market Leader revenue. Real estate revenue primarily includes revenue from the sale of advertising services and a suite of tools sold to real estate professionals, as well as revenue generated by the Zillow Rental Network, which includes our rentals marketplace and suite of tools for rental professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders through our Zillow Mortgages mobile applications and website, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Market Leader revenue primarily includes a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, pursuant to the Agreement and Plan of Merger dated as of July 28, 2014 (the “Merger Agreement”) by and among Zillow, Inc. (“Zillow”), Zillow Group, and Trulia, Inc. (“Trulia”), Zillow Group acquired Trulia, and Zillow and Trulia became wholly owned subsidiaries of Zillow Group (the “Trulia acquisition”). We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the six months ended June 30, 2015, the information presented in this section with respect to the three and six month periods ended June 30, 2015 relates to Zillow Group, and the information presented in this section with respect to the prior-year comparable periods relates to Zillow on a standalone basis. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

During the three months ended June 30, 2015, the Company integrated its mortgage, rental, and display products and sales across Zillow and Trulia. In addition, more than 170 multiple listing services signed agreements to send listings directly to Zillow and Trulia. In June 2015, we sold ActiveRain, a social networking, blogging, and training platform for the real estate industry.

On July 21, 2015, we announced that our board of directors had approved a distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders. Holders of Class A common stock and Class B common stock as of the close of business on July 31, 2015, the record date for the dividend, will receive on August 14, 2015 a dividend of two shares of Class C capital stock for each share of Class A and Class B common stock held by them as of the record date. On the first trading day following the issuance date of the dividend, we expect our Class C capital stock will trade, beginning on August 17, 2015, on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “Z” and our Class A common stock will trade on the NASDAQ under the symbol “ZG”.

On July 21, 2015, Zillow, Inc., Delta MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of Zillow, Inc. (“Merger Sub”), DotLoop, Inc., a Delaware corporation (“DotLoop”), and Fortis Advisors, LLC, a Delaware limited liability company acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “DotLoop Merger Agreement”) providing for the acquisition of DotLoop by Zillow, Inc. Under the terms and subject to the conditions of the DotLoop Merger Agreement, Merger Sub will merge with and into DotLoop, with DotLoop remaining as the surviving company and a wholly owned subsidiary of Zillow, Inc. (the “DotLoop Merger”). DotLoop simplifies multi-party real estate transactions by enabling real estate professionals and their clients to share, edit, sign, and store documents digitally. The purchase price will be approximately $108 million in cash, less certain transaction expenses and as adjusted at closing based on DotLoop’s net working capital, cash and debt, plus the estimated fair value of substituted stock options attributable to pre-combination service. The acquisition is expected to close in the third quarter of 2015, subject to the satisfaction of customary closing conditions.

In July 2015, we determined that Market Leader met the held for sale criteria, and Market Leader is expected to be sold by the end of 2015. We acquired Market Leader in connection with our February 2015 acquisition of Trulia. We do not expect that the financial results of Market Leader will be presented as discontinued operations in our condensed consolidated statements of operations, as the disposal group does not represent a strategic shift in our operations or financial results.

During the three months ended June 30, 2015, we generated revenue of $171.3 million, as compared to $78.7 million in the three months ended June 30, 2014, an increase of 118%. This increase was primarily the result of a 78% increase in our Agent Advertisers to 101,297 as of June 30, 2015 from 56,818 as of June 30, 2014, as well as significant growth in traffic to our mobile applications and websites. There were 141.0 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2015 compared to 81.1 million average monthly unique users for the three months ended June 30, 2014, representing year-over-year growth of 74%. The increase in the number of Agent Advertisers and growth in traffic was primarily due to the inclusion of Trulia after February 17, 2015.

In addition, mortgages revenue increased $3.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, or 58%. The increase was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages. There were approximately 13.7 million mortgage loan requests submitted by consumers for the three months ended June 30, 2015 compared to 5.5 million mortgage loan requests submitted by consumers for the three months ended June 30, 2014, an increase of 151%. The increased number of loan requests submitted by consumers in Zillow Mortgages was primarily due to the inclusion of Trulia after February 17, 2015.

Market Leader revenue was $12.5 million for the three months ended June 30, 2015 due to our February 2015 acquisition of Trulia.

As of June 30, 2015, we had 2,007 full-time employees, compared to 1,215 full-time employees as of December 31, 2014. The increase in the number of full-time employees was primarily due to the inclusion of Trulia after February 17, 2015.

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

The total purchase price of Trulia was approximately $2.0 billion. During the three and six month periods ended June 30, 2015, Zillow Group incurred a total of $1.7 million and $14.2 million, respectively, in acquisition-related costs related to the Trulia transaction. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. For additional information regarding the transaction with Trulia, see Note 6 to our condensed consolidated financial statements.

On February 17, 2015, in connection with the Mergers, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $6.7 million and $31.7 million, respectively, during the three and six month periods ended June 30, 2015 for severance and other personnel related expenses, contract termination costs associated with certain operating leases, and non-cash expenses relating to stock vesting acceleration. For additional information regarding the restructuring, see Note 15 to our condensed consolidated financial statements.

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

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Mergers of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes has been adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This is equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. In connection with the Class C Dividend, the conversion ratio will be further adjusted. Unless otherwise determined by our board of directors prior to the ex-dividend date for the Class C Dividend, which is expected to be August 17, 2015, the conversion ratio will be adjusted in accordance with Section 14.04(c) of the indenture based on the trading prices of our Class A common stock and the when-issued trading prices of our Class C capital stock during the last ten trading days prior to and including the trading day immediately preceding the ex-dividend date.

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

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow measures unique users with Google Analytics and Trulia measures unique users with Omniture analytical tools. Beginning on February 17, 2015, the reported monthly unique users reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia.

	Average Monthly Unique Users for the Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands)
Unique Users	140,959	81,108	74%

Agent Advertisers

The number of Agent Advertisers is an important driver of revenue growth because each advertiser pays us a fee to purchase advertising services. We define an Agent Advertiser as a real estate professional with an active advertising contract at the end of a period. Beginning on February 17, 2015, the reported Agent Advertisers reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia. If a real estate professional has an active advertising contract for both our Zillow Premier Agent and Trulia agent advertising products, the professional is counted as one Agent Advertiser. The number of Agent Advertisers excludes users of our Market Leader products who do not also have an active advertising contract for our Zillow Premier Agent and/or Trulia agent advertising products.

	At June 30,		2014 to 2015 % Change
	2015	2014
Agent Advertisers	101,297	56,818	78%

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

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by the Zillow Rental Network, which includes our rentals marketplace and suite of tools for rental professionals.

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

Mortgages revenue primarily includes advertising sold to mortgage lenders on a cost per lead basis related to Zillow Mortgages, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. In Zillow Mortgages, participating qualified mortgage lenders make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans in Zillow Mortgages are presented with personalized lender quotes from participating lenders. We only charge mortgage lenders a fee when users contact mortgage lenders for more information regarding a mortgage loan quote. Mortgage lenders who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage lender.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2015 and 2014, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2015. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2015 and December 31, 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $358.6 million as of December 31, 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million (tax effected) as of December 31, 2014.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$171,269	$78,675	$298,542	$144,918
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	17,037	6,793	30,056	12,957
Sales and marketing (1)	87,942	48,429	147,228	83,562
Technology and development (1)	51,740	19,508	89,065	36,243
General and administrative (1)	43,810	14,522	81,834	29,211
Acquisition-related costs	1,679	184	14,156	184
Restructuring costs (1)	6,652	—	31,717	—

Total costs and expenses	208,860	89,436	394,056	162,157

Loss from operations	(37,591)	(10,761)	(95,514)	(17,239)
Other income	450	284	719	503
Interest expense	(1,580)	—	(2,310)	—

Net loss	$(38,721)	$(10,477)	$(97,105)	$(16,736)

Net loss per share — basic and diluted	$(0.66)	$(0.26)	$(1.80)	$(0.42)
Weighted-average shares outstanding — basic and diluted	58,714	39,800	53,949	40,314
Other Financial Data:
Adjusted EBITDA (3)	$21,039	$6,429	$37,693	$15,157

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,110	$418	$2,062	$791
Sales and marketing	8,784	1,698	12,993	3,001
Technology and development	7,005	3,056	12,771	5,081
General and administrative	12,981	3,238	25,061	6,669
Restructuring costs	3,584	—	14,004	—

Total	$33,464	$8,410	$66,891	$15,542

(2) Amortization of website development costs and intangible assets included in technology and development	$17,117	$6,857	$28,899	$13,641

(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	10	9	10	9
Sales and marketing	51	62	49	58
Technology and development	30	25	30	25
General and administrative	26	18	27	20
Acquisition-related costs	1	0	5	0
Restructuring costs	4	0	11	0

Total costs and expenses	122	114	132	112

Loss from operations	(22)	(14)	(32)	(12)
Other income	0	0	0	0
Interest expense	(1)	0	(1)	0

Net loss	(23%)	(13%)	(33%)	(12%)

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(38,721)	$(10,477)	$(97,105)	$(16,736)
Other income	(450)	(284)	(719)	(503)
Depreciation and amortization expense	20,419	8,596	34,447	16,670
Share-based compensation expense	29,880	8,410	52,887	15,542
Acquisition-related costs	1,679	184	14,156	184
Restructuring costs	6,652	—	31,717	—
Interest expense	1,580	—	2,310	—

Adjusted EBITDA	$21,039	$6,429	$37,693	$15,157

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$122,558	$56,051	119%
Mortgages	10,393	6,565	58%
Market Leader	12,530	—	N/A

Total Marketplace revenue	145,481	62,616	132%
Display revenue	25,788	16,059	61%

Total revenue	$171,269	$78,675	118%

	Three Months Ended June 30,
	2015	2014
Percentage of Total Revenue:
Marketplace revenue:
Real estate	72%	71%
Mortgages	6%	8%
Market Leader	7%	0%

Total Marketplace revenue	85%	80%
Display revenue	15%	20%

Total revenue	100%	100%

Overall revenue increased by $92.6 million, or 118%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Marketplace revenue increased by 132%, and display revenue increased by 61%.

Marketplace revenue grew to $145.5 million for the three months ended June 30, 2015 from $62.6 million for the three months ended June 30, 2014, an increase of $82.9 million. Marketplace revenue represented 85% of total revenue for the three months ended June 30, 2015 compared to 80% of total revenue for the three months ended June 30, 2014. The increase in marketplace revenue was primarily attributable to the $66.5 million increase in real estate revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. The inclusion of Trulia Agent Advertisers contributed to growth in the number of Agent Advertisers to 101,297 as of June 30, 2015 from 56,818 as of June 30, 2014, representing growth of 78%. Average monthly revenue per advertiser increased by 17% to $375 for the three months ended June 30, 2015 from $320 for the three months ended June 30, 2014. We calculate our average monthly revenue per advertiser by dividing the revenue generated by Zillow’s Premier Agent program and Trulia’s real estate revenue products (excluding revenue generated by Market Leader) in the period by the average number of Agent Advertisers in the period, divided again by the number of months in the period. If a real estate professional has an active advertising contract for both our Zillow Premier Agent and Trulia agent advertising products, the professional is counted as one Agent Advertiser. The average number of Agent Advertisers is derived by calculating the average of the beginning and ending number of Agent Advertisers for the period. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing

Agent Advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia, as we estimate that approximately 20% of Trulia’s Agent Advertisers also advertise on Zillow, resulting in a higher average revenue per advertiser for these Agent Advertisers.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $3.8 million, or 58%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages, which reflects the inclusion of loan requests submitted by consumers through Trulia after February 17, 2015. There were approximately 13.7 million mortgage loan requests submitted by consumers for the three months ended June 30, 2015 compared to 5.5 million mortgage loan requests submitted by consumers for the three months ended June 30, 2014, an increase of 151%. The growth in loan requests submitted by consumers increases the likelihood that users will click to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgages revenue because loan requests do not always result in revenue recognition.

The increase in marketplace revenue was also attributable to the addition of Market Leader revenue following our February 2015 acquisition of Trulia. Market Leader revenue was $12.5 million for the three months ended June 30, 2015.

Display revenue was $25.8 million for the three months ended June 30, 2015 compared to $16.1 million for the three months ended June 30, 2014, an increase of $9.7 million. Display revenue represented 15% of total revenue for the three months ended June 30, 2015 compared to 20% of total revenue for the three months ended June 30, 2014. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 141.0 million average monthly unique users for the three months ended June 30, 2015 from 81.1 million average monthly unique users for the three months ended June 30, 2014, representing growth of 74%. The growth in unique users was primarily due to our February 2015 acquisition of Trulia, which increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to customers.

Cost of Revenue

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Cost of revenue	$17,037	$6,793	151%

Cost of revenue was $17.0 million for the three months ended June 30, 2015 compared to $6.8 million for the three months ended June 30, 2014, an increase of $10.2 million, or 151%. The increase in cost of revenue was primarily attributable to increased headcount-related expenses of $2.5 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, increased credit card and ad serving fees of $2.4 million, a $2.1 million increase in data center and connectivity costs, a $1.4 million increase in costs to generate leads for customers, a $0.7 million increase in revenue share costs, and a $1.1 million increase in various miscellaneous expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Sales and marketing	$87,942	$48,429	82%

Sales and marketing expenses were $87.9 million for the three months ended June 30, 2015 compared to $48.4 million for the three months ended June 30, 2014, an increase of $39.5 million, or 82%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $24.8 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $10.7 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $1.4 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase awareness across our brands and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow Group.

We also incurred a $1.3 million increase in tradeshow costs and related travel expenses, a $0.9 million increase in software costs, and a $0.4 million increase in miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Technology and development	$51,740	$19,508	165%

Technology and development expenses, which include research and development costs, were $51.7 million for the three months ended June 30, 2015 compared to $19.5 million for the three months ended June 30, 2014, an increase of $32.2 million, or 165%. Approximately $13.8 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $8.3 million of the increase was the result of increased amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia. The increase in technology and development expenses was also attributable to a $3.2 million increase in other data content expense, a $2.0 million increase in amortization related to website development costs and purchased content, a $1.4 million increase in consulting costs, a $1.3 million increase in depreciation expense, a $0.9 million increase in software, hardware and connectivity costs, and a $1.3 million increase in various miscellaneous expenses.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.9 million and $1.6 million, respectively, for the three months ended June 30, 2015 and 2014. Amortization expense included in technology and development for capitalized website development costs was $5.8 million and $4.2 million, respectively, for the three months ended June 30, 2015 and 2014. Other data content expense was $3.3 million and $0.1 million, respectively, for the three months ended June 30, 2015 and 2014. Amortization expense included in technology and development for purchased data content intangible assets was $1.5 million and $1.1 million, respectively, for the three months ended June 30, 2015 and 2014. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
General and administrative	$43,810	$14,522	202%

General and administrative expenses were $43.8 million for the three months ended June 30, 2015 compared to $14.5 million for the three months ended June 30, 2014, an increase of $29.3 million, or 202%. The increase in general and administrative expenses was a result of a $13.3 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and increases in compensation, an $8.9 million increase in professional services fees, including legal and accounting, a $3.4 million increase in building lease-related expenses including rent, utilities and insurance, a $0.7 million increase in travel and meals expense, a $0.5 million increase in consulting costs, a $0.5 million increase in training and development costs, a $0.5 million increase in software and hardware costs, and a $1.5 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Acquisition-related costs	$1,679	$184	813%

Acquisition-related costs were $1.7 million for the three months ended June 30, 2015 as a result of our February 2015 acquisition of Trulia, including legal, accounting and tax fees. Acquisition-related costs were $0.2 million for the three months ended June 30, 2014 as a result of our June 2014 acquisition of Retsly. We expect our acquisition-related costs to decrease in future periods as we focus on the integration of our acquisition of Trulia.

Restructuring Costs

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Restructuring costs	$6,652	$—	N/A

Restructuring costs were $6.7 million for the three months ended June 30, 2015. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015.

As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $6.7 million during the three months ended June 30, 2015, including approximately $2.9 million for severance and other personnel related expenses and approximately $3.6 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period. For additional information regarding the restructuring, see Note 15 to our condensed consolidated financial statements.

Interest Expense

	Three Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Interest expense	$1,580	$—	N/A

Interest expense was $1.6 million in the three months ended June 30, 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with our February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$215,870	$102,646	110%
Mortgages	19,951	13,694	46%
Market Leader	18,587	—	N/A

Total Marketplace revenue	254,408	116,340	119%
Display revenue	44,134	28,578	54%

Total revenue	$298,542	$144,918	106%

	Six Months Ended June 30,
	2015	2014
Percentage of Total Revenue:
Marketplace revenue:
Real estate	72%	71%
Mortgages	7%	9%
Market Leader	6%	0%

Total Marketplace revenue	85%	80%
Display revenue	15%	20%

Total revenue	100%	100%

Overall revenue increased by $153.6 million, or 106%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Marketplace revenue increased by 119%, and display revenue increased by 54%.

Marketplace revenue grew to $254.4 million for the six months ended June 30, 2015 from $116.3 million for the six months ended June 30, 2014, an increase of $138.1 million. Marketplace revenue represented 85% of total revenue for the six months ended June 30, 2015 compared to 80% of total revenue for the six months ended June 30, 2014. The increase in marketplace revenue was primarily attributable to the $113.2 million increase in real estate revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. The inclusion of Trulia Agent Advertisers contributed to growth in the number of Agent Advertisers to 101,297 as of June 30, 2015 from 56,818 as of June 30, 2014, representing growth of 78%. Average monthly revenue per advertiser increased by 36% to $414 for the six months ended June 30, 2015 from $305 for the six months ended June 30, 2014. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing Agent Advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia, as we estimate that approximately 20% of Trulia’s Agent Advertisers also advertise on Zillow, resulting in a higher average revenue per advertiser for these Agent Advertisers.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $6.3 million, or 46%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers in Zillow Mortgages, which reflects the inclusion of loan requests submitted by consumers through Trulia after February 17, 2015. There were approximately 26.7 million mortgage loan requests submitted by consumers for the six months ended June 30, 2015 compared to 11.3 million mortgage loan requests submitted by consumers for the six months ended June 30, 2014, an increase of 136%.

The increase in marketplace revenue was also attributable to the addition of Market Leader revenue following our February 17, 2015 acquisition of Trulia. Market Leader revenue was $18.6 million for the period from February 18, 2015 through June 30, 2015.

Display revenue was $44.1 million for the six months ended June 30, 2015 compared to $28.6 million for the six months ended June 30, 2014, an increase of $15.6 million. Display revenue represented 15% of total revenue for the six months ended June 30, 2015 compared to 20% of total revenue for the six months ended June 30, 2014. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 141.0 million average monthly unique users for the three months ended June 30, 2015 from 81.1 million average monthly unique users for the three months ended June 30, 2014, representing growth of 74%. The growth in unique users was primarily due to our February 2015 acquisition of Trulia, which increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory.

Cost of Revenue

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Cost of revenue	$30,056	$12,957	132%

Cost of revenue was $30.1 million for the six months ended June 30, 2015 compared to $13.0 million for the six months ended June 30, 2014, an increase of $17.1 million, or 132%. The increase in cost of revenue was primarily attributable to increased headcount-related expenses of $4.6 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, increased credit card and ad serving fees of $3.8 million, a $3.1 million increase in data center and connectivity costs, a $2.0 million increase in costs to generate leads for customers, a $1.6 million increase in revenue share costs, and a $2.0 million increase in various miscellaneous expenses.

Sales and Marketing

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Sales and marketing	$147,228	$83,562	76%

Sales and marketing expenses were $147.2 million for the six months ended June 30, 2015 compared to $83.6 million for the six months ended June 30, 2014, an increase of $63.7 million, or 76%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $42.2 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $13.9 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $2.2 million increase in consulting costs to support our marketing and advertising spend.

We also incurred a $2.1 million increase in tradeshow costs and related travel expenses, a $1.9 million increase in software costs, and a $1.4 million increase in miscellaneous sales and marketing expenses.

Technology and Development

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Technology and development	$89,065	$36,243	146%

Technology and development expenses, which include research and development costs, were $89.1 million for the six months ended June 30, 2015 compared to $36.2 million for the six months ended June 30, 2014, an increase of $52.8 million, or 146%. Approximately $25.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $12.0 million of the increase was the result of increased amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia. The increase in technology and development expenses was also attributable to a $3.4 million increase in other data content expense, a $3.3 million increase in amortization related to website development costs and purchased content, a $2.7 million increase in consulting costs, a $2.1 million increase in depreciation expense, a $1.5 million increase in software, hardware and connectivity costs, and a $2.5 million increase in various miscellaneous expenses.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $15.1 million and $3.1 million, respectively, for the six months ended June 30, 2015 and 2014. Amortization expense included in technology and development for capitalized website development costs was $10.7 million and $8.5 million, respectively, for the six months ended June 30, 2015 and 2014. Other data content expense was $3.7 million and $0.3 million, respectively, for the six months ended June 30, 2015 and 2014. Amortization expense included in technology and development for intangible assets related to purchased data content was $3.1 million and $2.1 million, respectively, for the six months ended June 30, 2015 and 2014.

General and Administrative

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
General and administrative	$81,834	$29,211	180%

General and administrative expenses were $81.8 million for the six months ended June 30, 2015 compared to $29.2 million for the six months ended June 30, 2014, an increase of $52.6 million, or 180%. The increase in general and administrative expenses was a result of a $25.2 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and increases in compensation, a $15.4 million increase in professional services fees, including legal and accounting, a $5.7 million increase in building lease-related expenses including rent, utilities and insurance, a $2.1 million increase in consulting costs, a $1.3 million increase in travel and meals expense, a $0.7 million increase in state and local taxes, a $0.5 million increase training and development costs, and a $1.7 million increase in various other miscellaneous expenses.

Acquisition-Related Costs

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Acquisition-related costs	$14,156	$184	7,593%

Acquisition-related costs were $14.2 million for the six months ended June 30, 2015 as a result of our February 2015 acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees. Acquisition-related costs were $0.2 million for the six months ended June 30, 2014 as a result of our June 2014 acquisition of Retsly.

Restructuring Costs

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Restructuring costs	$31,717	$—	N/A

Restructuring costs were $31.7 million for the six months ended June 30, 2015. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015.

As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $31.7 million during the six months ended June 30, 2015, including approximately $12.0 million for severance and other personnel related expenses, approximately $5.5 million for contract termination costs associated with certain operating leases, and approximately $14.0 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs include approximately $4.0 million primarily related to the write-off of certain leasehold improvements. For additional information regarding the restructuring, see Note 15 to our condensed consolidated financial statements.

Interest Expense

	Six Months Ended June 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Interest expense	$2,310	$—	N/A

Interest expense was $2.3 million in the six months ended June 30, 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with our February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents, restricted cash, and investments of $631.6 million and $455.9 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, foreign government securities and certificates of deposit with original maturities of three months or less. Investments as of June 30, 2015 and December 31, 2014 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Restricted cash primarily consists of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

On February 17, 2015, we acquired Trulia in a stock-for-stock transaction. The total purchase price of Trulia was approximately $2.0 billion. During the three and six month periods ended June 30, 2015, Zillow Group incurred a total of $1.7 million and $14.2 million, respectively, in acquisition-related costs related to the transaction. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition.

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

The following table presents selected cash flow data for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$16,146	$28,875
Cash flows provided by (used in) investing activities	146,150	(106,373)
Cash flows provided by financing activities	14,211	14,027

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

For the six months ended June 30, 2015, net cash provided by operating activities was $16.1 million. This was driven by a net loss of $97.1 million, adjusted by share-based compensation expense of $52.9 million, depreciation and amortization expense of $34.4 million, non-cash restructuring costs of $18.1 million, an increase in the balance of deferred rent of $2.3 million, amortization of bond premium of $1.6 million, bad debt expense of $1.6 million, and a loss on disposal of property and equipment of $0.5 million. Changes in operating assets and liabilities increased cash provided by operating activities by $1.8 million. The increase in operating assets and liabilities is primarily due to an $8.5 million increase in prepaid expenses and other assets due to the timing of payments, partially offset by a $3.3 million decrease in accrued compensation and benefits due primarily to the payout of accrued vacation balances for certain employees as a result of the adoption of a discretionary time-off policy during the six months ended June 30, 2015.

        For the six months ended June 30, 2014, net cash provided by operating activities was $28.9 million. This was driven by a net loss of $16.7 million, adjusted by depreciation and amortization expense of $16.7 million, share-based compensation expense of $15.5 million, an increase in the balance of deferred rent of $2.8 million, amortization of bond premium of $1.8 million, bad debt expense of $1.2 million and a loss on disposal of property and equipment of $0.4 million. Primarily due to the increase in accounts payable since December 31, 2013, changes in operating assets and liabilities increased cash provided by operating activities by $7.3 million, which was primarily a result of increased advertising spend and related consulting costs.

Cash Flows Provided by (Used In) Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and net cash acquired or cash paid in acquisitions.

For the six months ended June 30, 2015, net cash provided by investing activities was $146.2 million. This was primarily the result of $173.4 million of net cash acquired in connection with our acquisition of Trulia and $6.0 million of net maturities and sales of investments, partially offset by $33.6 million of purchases for property and equipment and intangible assets.

For the six months ended June 30, 2014, net cash used in investing activities was $106.4 million. This was the result of $85.4 million of net purchases of investments, $17.5 million of purchases for property and equipment and intangible assets, and $3.5 million paid in connection with an acquisition.

Cash Flows Provided By Financing Activities

For the six months ended June 30, 2015 and 2014, our financing activities primarily related to the exercise of employee option awards. The proceeds from the issuance of Class A common stock from the exercise of option awards for the six months ended June 30, 2015 and 2014 was $14.7 million and $14.0 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $2.0 million as of June 30, 2015. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

The following table provides a summary of our contractual obligations as of June 30, 2015:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Long-term debt (1)	$230,000	$—	$—	$—	$230,000
Interest on long-term debt (2)	34,788	6,325	12,650	12,650	3,163
Operating lease obligations (3)	207,227	18,804	48,400	48,033	91,990
Purchase obligations (4)	108,629	29,295	60,084	11,750	7,500

Total contractual obligations	$580,644	$54,424	$121,134	$72,433	$332,653

(1)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2020 Notes is 2.75%.
(3)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 14 to our condensed consolidated financial statements.
(4)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 14 to our condensed consolidated financial statements.

As of June 30, 2015, we have outstanding letters of credit of approximately $3.8 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.0 million as of June 30, 2015.

As discussed above, subsequent to June 30, 2015, Zillow, Inc. entered into an agreement to acquire DotLoop for a purchase price of approximately $108 million in cash, less certain transaction expenses and as adjusted at closing based on DotLoop’s net working capital, cash and debt, plus the estimated fair value of substituted stock options attributable to pre-combination service. The acquisition is expected to close in the third quarter of 2015, subject to the satisfaction of customary closing conditions.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

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

As of June 30, 2015, we also have outstanding $230.0 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2015.

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

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Inc. (“StreetEasy”), Market Leader (a subsidiary of Trulia), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, and took responsibility for the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. On February 17, 2015, we acquired Trulia, and took responsibility for the Smarter Agent complaint against Market Leader. The Patent Office recently issued a Notice of Intent to Issue Reexamination Certification indicating that it will cancel all claims in one of the three patents. We expect to receive similar Notices for the other two patents.

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

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on June 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On January 26, 2015, the plaintiffs filed a contempt motion for alleged violation of the preliminary injunction, which Zillow and Samuelson opposed. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. The trial date has been extended to June 2016. On February 11, 2015, the Superior Court issued an Order to Show Cause regarding plaintiffs’ contempt motion and set a schedule for discovery, briefing and a hearing. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. On March 27, 2015, the parties entered into a stipulation, later adopted by order of the court, that plaintiffs shall withdraw their request that the Superior Court find Zillow and Mr. Samuelson in contempt of the preliminary injunction. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.

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

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the issuance of the Class C Dividend is scheduled for August 5, 2015.

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

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The following is an update to the risk factors affecting our business, financial condition or future results set forth in Part I, Item 1A (Risk Factors) in Zillow, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item IA (Risk Factors) in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

We Have Incurred, and May Continue to Incur, Significant Acquisition-Related Costs and Transition Costs in Connection with the Acquisition of Trulia.

We have incurred, and may continue to incur, significant, non-recurring costs in connection with completing the acquisition of Trulia and integrating the operations of Zillow and Trulia. We may incur additional costs to maintain employee morale and to retain key employees. Unanticipated costs may be incurred in the course of integration, and management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all. For example, on February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been or will be provided with severance payments, stock vesting acceleration or a reduced remaining requisite service period, and outplacement assistance. Zillow Group expects to complete the restructuring by the end of 2015. As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $6.7 million and $31.7 million, respectively, during the three and six month periods ended June 30, 2015.

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

We May Be Unable to Increase Awareness of the Zillow Group Brands Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow Group brands, including Zillow and Trulia, which we believe are key assets of our company. Awareness and perceived quality and differentiation of the Zillow Group brands are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. In 2013 and 2014, we significantly increased our advertising investment to increase brand awareness and grow traffic, and this investment has continued into 2015. We expect to continue to invest in our paid advertising. Paid advertising may not continue to be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

Zillow and Trulia Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

Zillow and Trulia incurred significant net operating losses in the past and, as of June 30, 2015, we had an accumulated deficit of $224.8 million. Although Zillow and Trulia experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions, such as our proposed acquisition of DotLoop, Inc. in the third quarter of 2015. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Intellectual Property Disputes Are Costly to Defend and Could Harm Our Business, Results of Operations, Financial Condition and Reputation.

From time to time, we face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We are currently subject to patent and other intellectual properly infringement claims. These claims allege, among other things, that aspects of our technology infringe upon the plaintiffs’ patents or other intellectual property. If we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation. We may be subject to future claims or allegations relating to our intellectual property rights. As we grow our business and expand our operations, we expect that we will continue to be subject to intellectual property claims and allegations. Patent and other intellectual property disputes or litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products, services or features, purchase licenses that may be expensive to procure, or modify our products or services. In addition, patent or other intellectual property disputes or litigation may result in significant settlement costs. Any of these events could harm our business, results of operations, financial condition and reputation.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These requirements could strain our systems and resources. The Exchange Act also requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we identify any material weaknesses in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our capital stock to decline.

Risks Related to Ownership of Our Capital Stock

Our Class A Stock Price May Be Volatile, and the Value of an Investment in Our Class A Common Stock May Decline, and when the Shares of the New Class of Non-Voting Class C Capital Stock are Distributed in Connection with the Class C Dividend, the Trading Price of that Class may Affect the Trading Price for our Class A Common Stock.

An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock. The trading price of our Class A common stock has at times experienced price volatility and may continue to be volatile. For example, since shares of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $85.71 per share to $125.49 per share through June 30, 2015. The market price of our Class A common stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Quarterly Report on Form 10-Q and others beyond our control, including:

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

In addition, our board of directors has approved a distribution of shares of Class C capital stock as a dividend to our holders of our Class A and Class B common stock. We expect that the market price for the shares of our Class A common stock will generally reflect the effect of the stock split once the dividend is distributed. Although we plan to list the Class C capital stock on the NASDAQ Global Select Market, we cannot predict whether, or to what extent, a liquid trading market will develop for the Class C capital stock. If a liquid trading market does not develop or if the Class C capital stock is not attractive to targets as an acquisition currency or to our employees as an incentive, we may not achieve our objectives in creating this new class. As in the case of our Class A common stock, the trading price for the Class C capital stock may also be volatile and affected by the factors noted above, as well as by the difference in voting rights as between our Class A common stock and the Class C capital stock. Whether or not the Class C capital stock is included in stock indices in the future may also affect the trading prices of our Class A common stock and the Class C capital stock.

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock and Class C capital stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation as described in “Legal Proceedings” above in Part II, Item 1, and we may continue to be the target of this type of litigation in the future. Current and future securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Structure of Our Capital Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of June 30, 2015, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 32.8% and 21.4%, respectively, of the voting power of our outstanding capital stock.

For the foreseeable future, Mr. Barton and Mr. Frink will therefore have significant control over our management and affairs and will be able to control most matters requiring shareholder approval, including the election or removal (with or without cause) of directors and the approval of any significant corporate transaction, such as a merger or other sale of us or our assets. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law or as expressly provided in our amended and restated articles of incorporation), the issuance of Class C capital stock (instead of Class A common stock) could prolong the duration of Mr. Barton’s and Mr. Frink’s relative ownership of our voting power. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that you, as a shareholder, may otherwise support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock or Class C capital stock (when our Class C capital stock is issued and becomes publicly traded) due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock and Class C capital stock.

Future Sales of Our Stock in the Public Market Could Cause Our Stock Price to Decline.

Our Class A common stock began trading on The Nasdaq Global Select Market on February 18, 2015. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our Class A common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares, and all of our outstanding shares are generally freely tradable, except for shares held by our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with the volume restrictions of Rule 144. Sales of a substantial number of shares of our Class A common stock could cause our stock price to decline. In addition, our board of directors has approved a distribution of shares of Class C capital stock as a dividend to our holders of our Class A and Class B common stock. Accordingly, we may in the future issue shares of Class C capital stock for financings, acquisitions or equity incentives. If we issue shares of Class C capital stock in the future, such issuances would have a dilutive effect on the economic interest of our Class A common stock.

If Securities or Industry Analysts Do Not Publish Research or Publish Inaccurate or Unfavorable Research About Our Business, Our Class A Common Stock Price and Trading Volume, or Class C Capital Stock Price and Trading Volume when the Class C Capital Stock is Issued, Could Decline.

The trading market for our stock depends in part on the research and reports that securities or industry analysts publish about our company. If few or no securities or industry analysts cover our company, the market price of our publicly-traded stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to publish reports on us regularly, demand for our stock could decline, which could cause our stock price and trading volume to decline.

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

Anti-Takeover Provisions in Our Charter Documents and Under Washington Law Could Make an Acquisition of Us More Difficult, Limit Attempts by Shareholders to Replace or Remove Our Management and Affect the Market Price of Our Stock.

Provisions in our articles of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation or amended and restated bylaws include provisions, some of which will become effective only after the date, which we refer to as the threshold date, on which the Class B common stock controlled by our founders represents less than 7% of the aggregate number of shares of our outstanding Class A common stock and Class B common stock, that:

•	set forth the structure of our capital stock, which concentrates voting control of matters submitted to a vote of our shareholders with the holders of our Class B common stock, which is held or controlled by our founders, and as noted above, the issuance of the Class C capital stock could have the effect of prolonging the influence of our founders;

•	authorize our board of directors to issue, without further action by our shareholders, up to 30,000,000 shares of undesignated preferred stock, subject, prior to the threshold date, to the approval rights of the holders of our Class B common stock;

•	authorize our board of directors to issue, without further action by our shareholders, up to 600,000,000 shares of nonvoting Class C capital stock;

•	establish that our board of directors will be divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that, after the threshold date, our directors may be removed only for cause;

•	provide that, after the threshold date, vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;

•	provide that only our board of directors may change the board’s size;

•	specify that special meetings of our shareholders can be called only by the chair of our board of directors, our board of directors, our chief executive officer, our president or, prior to the threshold date, holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at any such special meeting;

•	establish an advance notice procedure for shareholder proposals to be brought before a meeting of shareholders, including proposed nominations of persons for election to our board of directors;

•	require the approval of our board of directors or the holders of at least two-thirds of all the votes entitled to be cast by shareholders generally in the election of directors, voting together as a single group, to amend or repeal our bylaws; and

•	require the approval of not less than two-thirds of all the votes entitled to be cast on a proposed amendment, voting together as a single group, to amend certain provisions of our articles of incorporation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Zillow Group, Inc. Amended and Restated 2011 Incentive Plan.

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan.

10.3*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan.

10.4*	Letter Agreement dated April 23, 2015 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2015, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2015	ZILLOW GROUP, INC.

	By:	/s/ CHAD M. COHEN
	Name:	Chad M. Cohen
	Title:	Chief Financial Officer and Treasurer