Form 10-Q
period 2015-09-30
ZILLOW GROUP, INC.
filed 2015-11-05
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015, 53,122,181 shares of Class A common stock, 6,217,447 shares of Class B common stock and 118,625,861 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2015

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our February 2015 acquisition of Trulia, Inc. and our August 2015 acquisition of DotLoop, Inc., as well as those risks, uncertainties and assumptions described in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$233,539	$125,765
Short-term investments	303,220	246,829
Accounts receivable, net of allowance for doubtful accounts of $3,430 and $2,811 at September 30, 2015 and December 31, 2014, respectively	33,568	18,684
Prepaid expenses and other current assets	25,205	10,059

Total current assets	595,532	401,337
Restricted cash	6,739	—
Long-term investments	—	83,326
Property and equipment, net	85,745	41,600
Goodwill	1,909,820	96,352
Intangible assets, net	563,540	26,757
Other assets	1,073	358

Total assets	$3,162,449	$649,730

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,124	$9,358
Accrued expenses and other current liabilities	67,449	16,883
Accrued compensation and benefits	12,430	6,735
Deferred revenue	19,820	15,356
Deferred rent, current portion	1,160	864

Total current liabilities	106,983	49,196
Deferred rent, net of current portion	13,836	11,755
Long-term debt	230,000	—
Deferred tax liabilities and other long-term liabilities	138,189	—

Total liabilities	489,008	60,951
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of September 30, 2015 and December 31, 2014; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—

Class A common stock, $0.0001 par value; 1,245,000,000 and 600,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 53,004,075 and 34,578,393 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5	3

Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 6,217,447 shares issued and outstanding as of September 30, 2015 and December 31, 2014	1	1

Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2015 and no shares authorized as of December 31, 2014; 118,461,741 shares issued and outstanding as of September 30, 2015 and 81,591,680 shares issued and outstanding on a retroactive basis as of December 31, 2014	12	8

Additional paid-in capital	2,924,038	716,498
Accumulated other comprehensive income	270	—
Accumulated deficit	(250,885)	(127,731)

Total shareholders’ equity	2,673,441	588,779

Total liabilities and shareholders’ equity	$3,162,449	$649,730

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$176,765	$88,646	$475,307	$233,564
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	16,453	7,679	46,509	20,636
Sales and marketing	82,044	47,463	229,272	131,025
Technology and development	53,718	20,789	142,783	57,032
General and administrative	42,672	15,757	124,506	44,968
Acquisition-related costs	1,988	13,200	16,144	13,384
Restructuring costs	3,425	—	35,142	—
Loss on divestiture of business	4,143	—	4,143	—

Total costs and expenses	204,443	104,888	598,499	267,045

Loss from operations	(27,678)	(16,242)	(123,192)	(33,481)
Other income	366	265	1,085	768
Interest expense	(1,590)	—	(3,900)	—

Loss before income taxes	(28,902)	(15,977)	(126,007)	(32,713)
Income tax benefit	2,853	—	2,853	—

Net loss	$(26,049)	$(15,977)	$(123,154)	$(32,713)

Net loss per share — basic and diluted	$(0.15)	$(0.13)	$(0.74)	$(0.27)
Weighted-average shares outstanding — basic and diluted	177,098	120,888	166,986	119,430
(1) Amortization of website development costs and intangible assets included in technology and development	$16,405	$7,472	$45,304	$21,113

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(26,049)	$(15,977)	$(123,154)	$(32,713)
Other comprehensive income:
Unrealized gains on investments	154	—	284	—
Reclassification adjustment for net investment gains included in net loss	(1)	—	(14)	—

Net unrealized gains on investments	153	—	270	—

Total other comprehensive income	153	—	270	—

Comprehensive loss	$(25,896)	$(15,977)	$(122,884)	$(32,713)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(123,154)	$(32,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,031	25,709
Share-based compensation expense	80,902	24,176
Restructuring costs	19,206	—
Release of valuation allowance on certain deferred tax assets	(2,853)	—
Loss on disposal of property and equipment	1,007	456
Loss on divestiture of businesses	3,690	—
Bad debt expense	2,414	1,699
Deferred rent	2,635	3,179
Amortization of bond premium	2,090	2,628
Changes in operating assets and liabilities:
Accounts receivable	(4,009)	(8,259)
Prepaid expenses and other assets	7,849	(4,082)
Accounts payable	(8,394)	8,642
Accrued expenses and other current liabilities	6,132	7,155
Accrued compensation and benefits	(2,982)	2,344
Deferred revenue	(4,064)	2,423
Other long-term liabilities	4,088	—

Net cash provided by operating activities	38,588	33,357

Investing activities
Proceeds from maturities of investments	244,079	109,912
Purchases of investments	(227,223)	(212,259)
Proceeds from sales of investments	8,260	—
Decrease in restricted cash	207	—
Purchases of property and equipment	(42,391)	(24,279)
Purchases of intangible assets	(11,114)	(3,170)
Proceeds from divestiture of businesses	17,600	—
Cash acquired in acquisition, net	173,406	—
Cash paid for acquisitions, net	(104,192)	(3,500)

Net cash provided by (used in) investing activities	58,632	(133,296)

Financing activities
Proceeds from exercise of stock options	18,499	20,944
Value of equity awards withheld for tax liability	(7,945)	—

Net cash provided by financing activities	10,554	20,944
Net increase (decrease) in cash and cash equivalents during period	107,774	(78,995)
Cash and cash equivalents at beginning of period	125,765	201,760

Cash and cash equivalents at end of period	$233,539	$122,765

Supplemental disclosures of cash flow information
Cash paid for interest	$3,163	$—
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$1,883,728	$—
Capitalized share-based compensation	$8,071	$4,996
Write-off of fully depreciated property and equipment	$24,899	$3,252

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy and HotPads. In addition, Zillow Group works with tens of thousands of real estate agents, mortgage and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including DotLoop, Postlets, Mortech, Diverse Solutions and Retsly.

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

On February 17, 2015, in connection with the Mergers, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been provided with severance payments, stock vesting acceleration and outplacement assistance. As of September 30, 2015, the restructuring plan is substantially complete. Further details on the restructuring plan are presented in Note 16 of these condensed consolidated financial statements.

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

On August 14, 2015, Zillow Group completed a stock dividend in the form of two shares of Class C capital stock for each share of Class A common stock and Class B common stock outstanding as of July 31, 2015. The stock dividend had the effect of a 3-for-1 stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the stock split. See Note 10, Note 12 and Note 13 for additional information about the stock split effected in the form of a stock dividend.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2015, our results of operations and comprehensive loss for the three and nine month periods ended September 30, 2015, and our cash flows for the nine month periods ended September 30, 2015 and 2014. The results of the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any interim period or for any other future year.

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

Investments

Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit, and are classified as available-for-sale securities beginning on January 1, 2015. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the condensed consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of September 30, 2015 or December 31, 2014.

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

Intangible Assets

We purchase and license data content from multiple data providers. This data content consists of U.S. county data about home details (e.g., the number of bedrooms, bathrooms, square footage) and other information relating to the purchase price of homes, both current and historical, as well as imagery, mapping and parcel data that is displayed on our mobile applications and websites. Our home details data not only provides information about a home and its related transactions which is displayed on our mobile applications and websites, but is also used in our proprietary valuation algorithms to produce Zestimates, Rent Zestimates and Zillow Home Value Indexes. License agreement terms vary by vendor. In some instances, we retain perpetual rights to this information after the contract ends; in other instances, the information and data are licensed only during the fixed term of the agreement. Additionally, certain data license agreements provide for uneven payment amounts throughout the life of the contract term.

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

Under certain other data agreements, the underlying data is obtained on a subscription basis with consistent monthly or quarterly recurring payment terms over the contractual period. Upon the expiration of such arrangements, we no longer have the right to access the related data, and therefore, the costs incurred under such contracts are not capitalized and are expensed as payments are made. We would immediately lose rights to data under these arrangements if we were to cancel the subscription and/or cease making payments under the subscription arrangements.

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

Deferred Rent

For our operating leases, we recognize rent expense on a straight-line basis over the terms of the leases and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. For office space under an operating lease that is subleased to a third party for which we intend to reoccupy the space at a future date, rent expense is recognized net of sublease income. Landlord-funded leasehold improvements are also recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the non-cancelable term of the related operating lease.

Restructuring

The main components of our restructuring plan related to the February 2015 acquisition of Trulia relate to workforce reduction and contract termination costs. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to the employees and certain other criteria are met. Share-based compensation expense related to acceleration of share-based awards assumed in connection with the acquisition of Trulia is recognized over the remaining requisite service period. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms or at the cease-use date. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded. Further details on the restructuring are presented in Note 16 of these condensed consolidated financial statements.

Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations. We recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further details on the February 2015 acquisition of Trulia and the August 2015 acquisition of DotLoop, Inc. are presented in Note 6 of these condensed consolidated financial statements.

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

Marketplace Revenue. Marketplace revenue consists of real estate, mortgages, and Market Leader revenue. Market Leader revenue is included in our results of operations through the date of divestiture of September 30, 2015 (see Note 7).

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by the Zillow Rental Network, which includes our rentals marketplace and suite of tools for rental professionals.

In August 2015, Zillow Group completed the integration of certain Zillow and Trulia agent advertising products, effectively eliminating the Trulia Local Ads and Trulia Mobile Ads products. As a result of the integration, agent advertisers can manage their advertising across both Zillow and Trulia mobile and Web through the combined Premier Agent platform.

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

Our Trulia real estate products included in real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Local Ads, Trulia Mobile Ads, Trulia Pro with featured listings and Trulia Seller Ads. Prior to the August 2015 integration of certain of Zillow’s and Trulia’s advertising products, Trulia Local Ads and Trulia Mobile Ads enabled real estate professionals to promote themselves on Trulia’s search results pages and property details pages for a local market area. Real estate professionals purchased subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Following the August 2015 agent advertising product integration, Trulia Local Ads and Trulia Mobile Ads products are no longer sold by Zillow Group. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s real estate products included in real estate revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Rentals revenue, which is included in real estate revenue, primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our cost per lead mortgage advertising products, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans are presented with personalized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals for more information regarding a mortgage loan quote. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Prior to our September 30, 2015 divestiture of Market Leader, we also sold a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partnered with them to drive adoption of our premium solution across their network. Market Leader revenue is included in our results of operations through the date of divestiture of September 30, 2015 (see Note 7).

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. The expected volatility for our Class A common stock and Class C capital stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market representing the verticals in which we operate. Through June 30, 2015, we estimated the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards had been exercisable. Beginning July 1, 2015, we estimate the weighted-average expected life of the option awards based on our historical exercise data. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock awards, restricted stock units and restricted units, we determine the fair value of the award based on the market value of our Class A common stock or Class C capital stock at the date of grant.

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

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the accounting for measurement-period adjustments in business combinations. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We have adopted this guidance for the quarterly period ended September 30, 2015. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We expect to adopt this guidance on January 1, 2016. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

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

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2015 (in thousands):

	September 30, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$194,870	$194,870	$—
Certificates of deposit	502	—	502
Short-term investments:
U.S. government agency securities	188,170	188,170	—
Corporate notes and bonds	60,147	—	60,147
Municipal securities	37,822	—	37,822
Certificates of deposit	14,084	—	14,084
Commercial paper	2,997	—	2,997
Restricted cash	6,739	—	6,739

Total	$505,331	$383,040	$122,291

The following table presents the fair value, by level within the fair value hierarchy, of our cash equivalents and investments as of December 31, 2014 (in thousands):

	December 31, 2014
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$98,645	$98,645	$—
Foreign government securities	9,035	—	9,035
Certificates of deposit	2,975	—	2,975
Short-term investments:
U.S. government agency securities	118,342	118,342	—
Corporate notes and bonds	78,746	—	78,746
Municipal securities	26,256	—	26,256
Foreign government securities	8,570	—	8,570
Commercial paper	7,987	—	7,987
Certificates of deposit	6,928	—	6,928
Long-term investments:
U.S. government agency securities	63,515	63,515	—
Municipal securities	12,917	—	12,917
Corporate notes and bonds	6,694	—	6,694
Certificates of deposit	200	—	200

Total	$440,810	$280,502	$160,308

As of December 31, 2014, the amortized cost of cash equivalents and held-to-maturity investments approximated their fair value.

See Note 10 for the carrying amount and estimated fair value of the Company’s convertible senior notes.

Note 4.	Cash, Cash Equivalents, Investments and Restricted Cash

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

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of September 30, 2015 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$38,167	$—	$—	$38,167
Cash equivalents:
Money market funds	194,870	—	—	194,870
Certificates of deposit	502	—	—	502
Short-term investments:
U.S government agency securities	188,035	148	(13)	188,170
Corporate notes and bonds	60,139	25	(17)	60,147
Municipal securities	37,791	35	(4)	37,822
Certificates of deposit	14,081	4	(1)	14,084
Commercial paper	2,997	—	—	2,997
Restricted cash	6,739	—	—	6,739

Total	$543,321	$212	$(35)	$543,498

The following table presents available-for-sale investments by contractual maturity date as of September 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$209,463	$209,561
Due after one year through two years	93,580	93,659

Total	$303,043	$303,220

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2015	December 31, 2014
Website development costs	$64,070	$65,224
Computer equipment	19,455	13,243
Leasehold improvements	31,872	10,617
Software	7,426	3,431
Construction-in-progress	16,640	9,307
Office equipment, furniture and fixtures	12,572	6,482

Property and equipment	152,035	108,304
Less: accumulated amortization and depreciation	(66,290)	(66,704)

Property and equipment, net	$85,745	$41,600

We recorded depreciation expense related to property and equipment (other than website development costs) of $3.2 million and $1.6 million, respectively, during the three months ended September 30, 2015 and 2014, and $8.7 million and $4.6 million, respectively, during the nine months ended September 30, 2015 and 2014.

We capitalized $13.6 million and $6.0 million, respectively, in website development costs during the three months ended September 30, 2015 and 2014, and $35.4 million and $17.1 million, respectively, during the nine months ended September 30, 2015 and 2014. Amortization expense for website development costs included in technology and development expenses was $6.2 million and $4.8 million, respectively, during the three months ended September 30, 2015 and 2014, and $16.8 million and $13.3 million, respectively, during the nine months ended September 30, 2015 and 2014.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.	Acquisitions

During the nine months ended September 30, 2015, we acquired Trulia, Inc. and DotLoop, Inc. Acquisition-related costs incurred, which primarily included investment banker fees, legal, accounting, tax, regulatory filing and printing fees, were expensed as incurred. Total acquisition-related costs of $2.0 million and $16.1 million, respectively, for the three and nine month periods ended September 30, 2015, are included as a separate line item in our condensed consolidated statement of operations, and primarily relate to the February 2015 acquisition of Trulia.

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

In all cases in which Zillow Group’s closing stock price is a determining factor in arriving at the amount of merger consideration, the stock price assumed is the closing price of Zillow Class A common stock on NASDAQ on February 17, 2015

($109.14 per share, unadjusted for the August 2015 stock split effected in the form of a dividend). The purchase price to effect the acquisition of Trulia of approximately $2.0 billion is summarized in the following table (in thousands):

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

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$173,447
Accounts receivable	13,093
Prepaid expenses and other current assets	20,833
Restricted cash	6,946
Property and equipment	30,189
Other assets	434
Identifiable intangible assets	549,000
Goodwill	1,737,270
Accounts payable, accrued expenses and other current liabilities	(51,258)
Accrued compensation and benefits	(8,324)
Deferred revenue	(8,300)
Long-term debt	(230,000)
Debt premium recorded in additional paid-in capital	(126,386)
Deferred tax liabilities and other long-term liabilities	(140,524)

Total preliminary estimated purchase price	$1,966,420

The preliminary estimated fair value of identifiable intangible assets acquired consisted of the following (in thousands):

	Preliminary Estimated Fair Value	Estimated Useful Life (in years)
Trulia trade names and trademarks	$351,000	Indefinite
Market Leader trade names and trademarks	2,000	2
Customer relationships	92,000	3-7
Developed technology	91,000	3-7
Advertising relationships	9,000	3
MLS home data feeds	4,000	3

Total	$549,000

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

A portion of the total purchase price was allocated to Trulia’s 2020 Notes (see Note 10). In accordance with the accounting guidance related to business combinations, the 2020 Notes are recognized at fair value as of the effective date of the Mergers. The preliminary estimated fair value of the 2020 Notes as of the date of acquisition is approximately $356.4 million. The preliminary estimated fair value of the 2020 Notes was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. The preliminary estimated fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. Given the preliminary fair value of the 2020 Notes of $356.4 million is at a substantial premium to the principal amount of $230.0 million, the premium amount of $126.4 million has been recorded as additional paid-in capital in the condensed consolidated balance sheet as of the effective date of the Mergers. Accordingly, Zillow Group has recognized the liability component of the 2020 Notes at the stated par amount in the condensed consolidated balance sheet as of the effective date of the Mergers. The conversion feature included in the 2020 Notes is not required to be bifurcated and separately accounted for as it meets the equity scope exception given the conversion feature (i) is indexed to Zillow Group’s Class A common stock and (ii) would be classified in shareholder’s equity. Further, the 2020 Notes do not permit or require Zillow Group to settle the debt in cash (in whole or in part) upon conversion.

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

Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of intangible assets, goodwill, and deferred taxes recorded in connection with the acquisition.

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

The following table presents the unaudited pro forma condensed combined financial information (other than revenue for the three months ended September 30, 2015, which is presented on an as reported basis) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014 (2)	2015 (3)	2014 (4)
Revenue	$176,765	$155,790	$510,565	$419,283
Net loss	$(21,393)	$(18,616)	$(65,978)	$(72,070)

(1)	The three months ended September 30, 2015 includes pro forma adjustments for $3.4 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements and $1.2 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements.

(2)	The three months ended September 30, 2014 includes pro forma adjustments for $24.0 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $4.7 million to record additional amortization expense for acquired intangible assets, $1.8 million to eliminate Trulia’s historical amortization of capitalized website development costs, $0.7 million to record additional rent expense and $0.6 million to eliminate share-based compensation expense attributable to substituted equity awards.
(3)	The nine months ended September 30, 2015 includes pro forma adjustments for $49.1 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $37.3 million to eliminate share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $35.3 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements, $2.4 million to record additional amortization expense for acquired intangible assets and $1.1 million to eliminate Trulia’s historical amortization of capitalized website development costs.
(4)	The nine months ended September 30, 2014 includes pro forma adjustments for $14.0 million to record additional amortization expense for acquired intangible assets, $5.9 million to eliminate Trulia’s historical amortization of capitalized website development costs, $3.4 million to eliminate share-based compensation expense attributable to substituted equity awards and $2.5 million to record additional rent expense.

Acquisition of DotLoop

In July 2015, Zillow, Inc., Delta MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of Zillow, Inc. (“Merger Sub”), DotLoop, Inc., a Delaware corporation (“DotLoop”), and Fortis Advisors, LLC, a Delaware limited liability company acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “DotLoop Merger Agreement”), pursuant to which Zillow, Inc. acquired DotLoop on August 20, 2015. Under the terms and subject to the conditions of the DotLoop Merger Agreement, Merger Sub merged with and into DotLoop, with DotLoop remaining as the surviving company and a wholly owned subsidiary of Zillow, Inc. (the “DotLoop Merger”). DotLoop simplifies multi-party real estate transactions by enabling real estate professionals and their clients to share, edit, sign, and store documents digitally.

Our acquisition of DotLoop has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of August 20, 2015. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The purchase price to effect the acquisition of DotLoop of approximately $105.5 million is summarized in the following table (in thousands):

Cash paid for the outstanding stock and warrants of DotLoop	$94,957
Cash paid for the cancellation of vested options to purchase shares of DotLoop’s common stock	5,640
Certain transaction expenses and other costs incurred by DotLoop	4,750
Substituted stock options attributable to pre-combination service	191

Total purchase price	$105,538

A portion of the purchase price has been attributed to the substitution of DotLoop’s unvested stock options outstanding as of August 20, 2015, for corresponding stock options to purchase shares of Zillow Group Class C capital stock at an exchange ratio implied by the merger consideration. The fair value of DotLoop’s unvested stock options substituted in connection with the acquisition which relate to post-combination service will be recorded by Zillow Group as share-based compensation expense ratably over the remaining related vesting period of the respective award. The share-based compensation expense related to unvested stock options substituted is estimated at the acquisition date using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 55%, a risk-free interest rate of 1.25%, and an expected life of 4.28 years.

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash, cash equivalents, accounts receivable, prepaid expenses and other current assets	$2,149
Property and equipment and other assets	258
Identifiable intangible assets	22,500
Goodwill	85,873
Accounts payable, accrued expenses and other current liabilities, accrued compensation and benefits, and deferred revenue	(1,362)
Deferred tax liabilities	(3,880)

Total preliminary estimated purchase price	$105,538

The preliminary estimated fair value of identifiable intangible assets acquired consisted of the following (in thousands):

	Preliminary Estimated Fair Value	Estimated Useful Life (in years)
Developed technology	$10,700	3
Customer relationships	10,200	6-7
Trade names and trademarks	1,600	3

Total	$22,500

The preliminary estimated fair value of the intangible assets acquired was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. Zillow Group used an income approach to measure the fair value of the developed technology and the trade names and trademarks based on the relief-from-royalty method. Zillow Group used an income approach to measure the fair value of the customer relationships based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. These fair value measurements were based on Level 3 measurements under the fair value hierarchy.

Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of intangible assets, goodwill and deferred taxes recorded in connection with the acquisition.

Acquisition-related costs incurred, which primarily included legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred and were not material.

The results of operations related to the acquisition of DotLoop have been included in our condensed consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our condensed consolidated financial statements.

Note 7.	Divestiture of Market Leader

On September 2, 2015, Zillow Group, Market Leader, Inc., an indirect wholly-owned subsidiary of Zillow Group (“ML, Inc.”), Market Leader, LLC d/b/a Market Leader, LLC of Nevada, an indirect wholly-owned subsidiary of Zillow Group (together with ML, Inc., “Market Leader”), Constellation Homebuilder Systems, Corp. (“Constellation Canada”) and Constellation Web Solutions Inc. (together with Constellation Canada, the Perseus Division of Constellation), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which Constellation acquired Zillow Group’s Market Leader business, including the Sharper Agent service and the Leads Direct, HouseValues and JustListed lead generation businesses, on September 30, 2015. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia. Constellation acquired substantially all of the assets of the Market Leader business and assumed certain related liabilities, including Zillow Group’s Bellevue, Washington operating lease (see Note 16). In connection with the divestiture, Market Leader’s approximately 100 employees transferred with the business to Constellation. The total sales price of approximately $22.7 million includes $17.0 million that was paid in cash at closing and approximately $5.7 million for the estimated amount to be received by Zillow Group from Constellation on December 29, 2015 upon the expiration of a holdback period to satisfy any purchase price adjustments and/or indemnification claims.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Market Leader disposal group as of the date of divestiture of September 30, 2015 (in thousands):

Assets
Prepaid expenses and other current assets	$501
Property and equipment, net	5,764
Goodwill	9,209
Intangible assets, net	17,161

Total assets	$32,635

Liabilities
Current liabilities	$2,297
Other long-term liabilities	3,771

Total liabilities	$6,068

The total loss recorded related to the divestiture of Market Leader was $4.1 million for the three and nine months ended September 30, 2015 and is included in loss on divesture of business in our condensed consolidated statements of operations. In July 2015, we determined that Market Leader met the held for sale criteria. The operating results of Market Leader prior to the date of divestiture have not been presented as discontinued operations in our condensed consolidated statements of operations, as the disposal group does not represent a strategic shift in our operations or financial results.

Note 8.	Goodwill

The following table presents the change in goodwill from December 31, 2014 through September 30, 2015 (in thousands):

Balance as of December 31, 2014	$96,352
Goodwill recorded in connection with the acquisition of Trulia	1,737,270
Goodwill recorded in connection with the acquisition of DotLoop	85,873
Reduction of goodwill in connection with the divestitures of businesses	(9,675)

Balance as of September 30, 2015	$1,909,820

The goodwill recorded in connection with the February 2015 acquisition of Trulia, which is not deductible for tax purposes, includes intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies from complementary products, and largely non-overlapping customer bases. The goodwill recorded in connection with the acquisition of DotLoop, which includes intangible assets that do not qualify for separate recognition, is not deductible for tax purposes.

Note 9.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$35,568	$(18,286)	$17,282
Customer relationships	103,425	(12,359)	91,066
Developed technology	108,295	(15,059)	93,236
Trade names and trademarks	4,860	(1,930)	2,930
Advertising relationships	9,000	(1,848)	7,152
MLS home data feeds	1,100	(226)	874

Total	$262,248	$(49,708)	$212,540

	December 31, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$24,615	$(13,904)	$10,711
Developed technology	13,595	(5,321)	8,274
Customer relationships	9,225	(3,387)	5,838
Trade names and trademarks	3,261	(1,327)	1,934

Total	$50,696	$(23,939)	$26,757

Amortization expense recorded for intangible assets for the three months ended September 30, 2015 and 2014 was $10.2 million and $2.6 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2015 and 2014 was $28.5 million and $7.8 million, respectively. These amounts are included in technology and development expenses.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 15), as of September 30, 2015 is as follows (in thousands):

Remainder of 2015	$10,857
2016	46,333
2017	44,024
2018	37,624
2019	32,804
All future years	76,232

Total future amortization expense	$247,874

As of September 30, 2015, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. See Note 6 for further details related to the acquisition.

Note 10.	Convertible Senior Notes

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

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes was adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This was equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. In connection with the Class C Stock Split described below under Note 12, the conversion ratio has been further adjusted to 41.4550 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $24.12 per share of our Class A common stock. The conversion ratio was adjusted in accordance with Section 14.04(c) of the indenture based on the trading prices of our Class A common stock and the when-issued trading prices of our Class C capital stock during the last ten trading days prior to and including the trading day immediately preceding the ex-dividend date. The conversion ratio will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

Interest expense related to the 2020 Notes for the three and nine month periods ended September 30, 2015 was $1.6 million and $3.9 million, respectively. Accrued interest related to the 2020 Notes as of September 30, 2015 is $1.8 million, and is recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

The estimated fair value and carrying value of the 2020 Notes were $280.0 million and $230.0 million, respectively, as of September 30, 2015. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 11.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2015 and 2014, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2015. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2015 and December 31, 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no related tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $358.6 million as of December 31, 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million (tax effected) as of December 31, 2014.

We recorded an income tax benefit of $2.9 million for the three and nine month periods ended September 30, 2015 primarily due to a deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 12.	Shareholders’ Equity

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2015 or December 31, 2014.

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and nine month periods ended September 30, 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. During the year ended December 31, 2014, 251,445 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.

Stock Split Effected in Form of Stock Dividend

In December 2014 and in connection with the Trulia acquisition, at a Special Meeting of Shareholders of Zillow, Inc. and at a Special Meeting of the stockholders of Trulia, Inc., the shareholders of Zillow, Inc. and the stockholders of Trulia, Inc., respectively approved amendments to Zillow Group’s amended and restated articles of incorporation to, among other things, create a new class of non-voting Class C capital stock. On July 21, 2015, we announced that our board of directors had approved a distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders (the “Class C Stock Split”). Holders of Class A common stock and Class B common stock as of the close of business on July 31, 2015, the record date for the Class C Stock Split, received on August 14, 2015 a distribution of two shares of Class C capital stock for each share of Class A and Class B common stock held by them as of the record date. The distribution of shares had the effect of a 3-for-1 stock split. Outstanding equity awards to purchase or acquire shares of Class A common stock were proportionately adjusted to relate to one share of Class A common stock and two shares of Class C capital stock for each share of Class A common stock subject to the awards as of the record date, and the exercise prices of any such awards were also proportionately allocated between Class A common stock and Class C capital stock. The adjustment to outstanding equity awards resulted in an immaterial amount of incremental aggregate fair value associated with the awards outstanding immediately following the Class C Stock Split as compared to just prior to the Class C Stock Split, which did not have a material impact on our condensed consolidated statements of operations for the periods presented.

The par value per share of our shares of Class A common stock and Class B common stock have remained unchanged at $0.0001 per share after the Class C Stock Split. On the effective date of the Class C Stock Split, we transferred between additional paid in capital and Class C capital stock an amount equal to the $0.0001 par value of the Class C capital stock that was issued. We have given retroactive effect to prior period share and per share amounts in our condensed consolidated financial statements for the effect of the Class C Stock Split so that prior periods are comparable to current period presentation.

Note 13.	Share-Based Awards

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

In connection with the Class C Stock Split discussed in Note 12 above, all outstanding equity awards under each of the plans described below (collectively, the “Plans”) as of the record date were proportionately adjusted to relate to one share of Class A common stock and two shares of Class C capital stock for each share of Class A common stock subject to the awards as of the record date (the “Split Adjustment”). The original exercise prices of outstanding stock options and stock appreciation rights were proportionally allocated between shares of Class A common stock and Class C capital stock, based on the ratio of the when-issued trading prices of the Class A common stock and the Class C capital stock during the ten trading days prior to and including the payment date of the Class C Stock Split. In connection with the Split Adjustment, each stock option and stock appreciation right is independently exercisable (to the extent vested) for shares of Class A common stock and shares of Class C capital stock so that, in effect, for each share of Class A common stock subject to the option or stock appreciation right prior to the Class C Stock Split, the Split Adjustment resulted in a stock option to purchase one share of Class A common stock and a stock option to purchase two shares of Class C capital stock. Each such adjusted equity award otherwise has the same terms and conditions, including the vesting schedule and term, as the original equity award prior to the Split Adjustment.

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, Zillow’s 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Effective June 11, 2015, the 2011 Plan was amended and restated as the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan to, among other changes: (i) increase the number of shares authorized for issuance by 1,500,000 shares, from 3,800,000 shares to 5,300,000 shares; (ii) introduce flexibility to grant Class C capital stock, in addition to or in lieu of, Class A common stock under the 2011 Plan in the event that Class C capital stock is listed on a national securities exchange (references in this discussion to “common stock” under the 2011 Plan generally refer to both Class A common stock and Class C capital stock); and (iii) update references to “Zillow, Inc.” to “Zillow Group, Inc.” as applicable. Shareholders approved the amended and restated 2011 Plan on June 11, 2015, and we intend that future equity grants will be made under this plan only (or a successor thereto). As a result of the Class C Stock Split, the number of shares available for future awards under the 2011 Plan was adjusted by 1,953,950 shares, which were registered as Class C capital stock.

The 2011 Plan provides that in the event of a stock dividend, stock split or similar event, the maximum number and kind of securities available for issuance under the plan will be proportionally adjusted. Under the 2011 Plan, 15,900,000 shares of common stock (as adjusted in connection with the Class C Stock Split) (or 5,300,000 shares of common stock before the Class C Stock Split took effect on August 14, 2015) are reserved for issuance. The number of shares of common stock available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years beginning in 2016 by a number of shares equal to the least of (a) 3.5% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares (or 3,500,000 shares before the Class C Stock Split took effect on August 14, 2015), and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

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

Trulia 2012 Equity Incentive Plan, as Amended and Restated

On September 19, 2012, Trulia’s 2012 Equity Incentive Plan (the “2012 Plan”) became effective. The 2012 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Under the 2012 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The plan administrator determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined for the options. As noted above, we intend that future equity grants will be made under the 2011 Plan only.

Market Leader Amended and Restated 2004 Equity Incentive Plan

In connection with Trulia’s acquisition of Market Leader in 2013, Trulia assumed Market Leader’s Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), including all outstanding shares of restricted stock, all outstanding stock appreciation rights, all outstanding options, and all shares available for future issuance under the 2004 Plan. Trulia granted equity awards, to the extent permissible by applicable law and New York Stock Exchange rules, under the 2004 Plan until it expired on December 9, 2014. The equity awards issued prior to the 2004 Plan’s expiration remained outstanding in accordance with their terms.

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2014 and the nine months ended September 30, 2015 and has been retroactively adjusted to reflect the effects of the Class C Stock Split:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	15,470,118	$9.03	5.43	$283,009
Granted	6,658,374	32.35
Exercised	(3,970,527)	6.03
Forfeited or cancelled	(758,673)	20.92

Outstanding at December 31, 2014	17,399,292	18.12	5.32	311,040
Assumed Trulia options and stock appreciation rights in connection with February 2015 acquisition of Trulia	3,159,765	13.79
Granted	10,923,075	31.69
Exercised	(2,316,300)	8.00
Forfeited or cancelled	(1,793,725)	27.81

Outstanding at September 30, 2015	27,372,107	23.26	6.15	201,668
Vested and exercisable at September 30, 2015	8,923,722	13.65	4.22	133,843

The number of options granted during the nine months ended September 30, 2015 in the table above includes a total of 199,779 substituted options with a weighted-average exercise price of $9.29 per share granted in connection with our August 2015 acquisition of DotLoop, Inc.

The fair value of options granted, excluding options granted under the Stock Option Grant Program for Nonemployee Directors and certain options granted to the Company’s executives in January and February 2015, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	55%	55%	55%-56%	53%-55%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.03%-1.19%	1.46%-1.60%	1.03%-1.48%	1.29%-1.60%
Weighted-average expected life	3.50 years	4.58 years	3.50-4.58 years	4.58 years
Weighted-average fair value of options granted	$11.11	$20.88	$13.98	$14.40

The weighted average estimated fair value of options granted included in the table above has been retroactively adjusted to reflect the effects of the Class C Stock Split.

The assumptions included in the table above exclude Trulia’s stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition and DotLoop’s unvested stock options substituted in connection with the August 20, 2015 acquisition (see Note 6).

As of September 30, 2015, there was a total of $219.8 million in unrecognized compensation cost related to unvested stock options and stock appreciation rights.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2014 and the nine months ended September 30, 2015 and has been retroactively adjusted to reflect the effects of the Class C Stock Split:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2014	690,381	$10.14
Granted	9,765	26.97
Vested	(439,641)	10.16
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2014	260,505	10.75
Granted	4,173	40.45
Vested	(89,844)	12.41
Forfeited or cancelled	—	—

Unvested outstanding at September 30, 2015	174,834	10.60

The fair value of the outstanding shares of restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of September 30, 2015, there was $0.8 million of total unrecognized compensation cost related to restricted stock awards.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2014 and the nine months ended September 30, 2015 and has been retroactively adjusted to reflect the effects of the Class C Stock Split:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Unvested outstanding at January 1, 2014	363,369	$21.36
Granted	306,792	34.32
Vested	(194,805)	25.43
Forfeited or cancelled	(98,550)	24.13

Unvested outstanding at December 31, 2014	376,806	28.56
Assumed Trulia restricted stock units in connection with February 2015 acquisition of Trulia	3,798,957	36.38
Granted	1,096,869	28.83
Vested	(1,513,140)	30.72
Forfeited or cancelled	(914,849)	31.74

Unvested outstanding at September 30, 2015	2,844,643	26.54

In April 2015, Zillow Group granted to certain employees supporting our Trulia brand retention restricted stock units for a total of 316,074 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split) (or 105,358 shares of Class A common stock before the Class C Stock Split took effect on August 14, 2015), of which 12.5% of the retention restricted stock units vest approximately 6 months after the vesting commencement date of February 18, 2015, and the remaining retention restricted stock units vest quarterly thereafter for approximately 3.5 years, subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the retention restricted stock units is approximately $10.2 million.

Pursuant to the terms of the DotLoop Merger Agreement, Zillow Group established a retention bonus plan in August 2015 pursuant to which a total of 178,428 restricted stock units for shares of our Class C capital stock have been granted to employees of DotLoop who have accepted employment with Zillow Group, of which 25% of the restricted stock units vest on August 20, 2016, and the remaining restricted stock units vest quarterly thereafter over the next three years. The vesting of the restricted stock units is subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the restricted stock units is approximately $4.5 million.

In August 2015, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Zillow Group and an employee, Zillow Group granted to the employee 173,761 restricted stock units, of which 50% of the restricted stock units vest on August 21, 2016, and the remaining restricted stock units vest quarterly thereafter for the next three years. The vesting of the restricted stock units is subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the restricted stock units is approximately $4.4 million.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of September 30, 2015, there was $74.6 million of total unrecognized compensation cost related to restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$1,378	$489	$3,440	$1,280
Sales and marketing	7,446	1,885	20,439	4,886
Technology and development	7,642	2,748	20,413	7,829
General and administrative	11,549	3,512	36,610	10,181
Restructuring costs	1,059	—	15,063	—

Total	$29,074	$8,634	$95,965	$24,176

For the nine months ended September 30, 2015, approximately $1.8 million, $1.4 million, and $6.7 million, respectively, of share-based compensation expense is included in sales and marketing expenses, technology and development expenses, and general and administrative expenses related to change in control equity acceleration for certain former executives of Trulia pursuant to Zillow Group’s February 2015 restructuring plan (see Note 16). Certain executives of Trulia are entitled to partial and/or full “double trigger” equity acceleration upon a termination without “cause” or a resignation for “good reason,” each within twelve months of the Mergers, pursuant to pre-existing offer letters and/or equity award agreements entered into with Trulia. For the three months ended September 30, 2015, there is no share-based compensation expense related to change in control equity acceleration for certain former executives of Trulia.

Note 14.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period. In the calculation of basic net loss per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and stock appreciation rights and Class A common stock and Class C capital stock underlying unvested restricted stock awards and unvested restricted stock units using the treasury stock method.

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive, which share numbers have been retroactively adjusted to reflect the effects of the Class C Stock Split (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Class A common stock and Class C capital stock issuable upon the exercise of option awards and stock appreciation rights	6,072	9,360	7,201	9,105
Class A common stock and Class C capital stock underlying unvested restricted stock awards and restricted stock units	695	369	722	369
Class A common stock issuable upon conversion of the 2020 Notes	9,535	—	9,535	—

Total Class A common stock and Class C capital stock equivalents	16,302	9,729	17,458	9,474

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common and capital stock have equal rights to receive all the assets of the Company after the rights of the holders of preferred stock have been satisfied. We have not presented net loss per share under the two-class method for our Class A common stock, Class B common stock and Class C capital stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 15.	Commitments and Contingencies

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

In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In March 2015, we ceased use of this space in connection with our February 2015 acquisition of Trulia, and in May 2015, we sublet this office space to another occupant. Pursuant to the terms of the operating lease, we will lease an additional 8,311 square feet of office space commencing in October 2015 under the same terms and conditions.

New York, New York

In February 2014, we entered into an operating lease in New York (as amended from time to time, the “New York Lease”). Pursuant to the terms of the New York Lease, we lease a total of approximately 39,900 square feet, and we are obligated to make escalating monthly lease payments that began in August 2014 and continue through November 2024. In July 2015, we sublet approximately 6,650 square feet of this office space to another occupant.

Denver, Colorado

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in Denver. Pursuant to the terms of the lease, we lease a total of approximately 65,000 square feet, and we are obligated to make escalating monthly lease payments that began in November 2014 and continue through October 2021.

Bellevue, Washington

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in Bellevue for approximately 72,000 square feet of office space. In September 2015, in connection with our divestiture of Market Leader (see Note 7), Constellation assumed the Bellevue operating lease.

Irvine, California

In April 2012, we entered into a lease agreement for office space in Irvine (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of approximately 60,000 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022.

We lease additional office space in San Francisco, California, Chicago, Illinois, Denver, Colorado, Cincinnati, Ohio, Lincoln, Nebraska and Vancouver, British Columbia. We believe our facilities are sufficient for our current needs.

Future minimum payments for all operating leases as of September 30, 2015 are as follows (in thousands):

Remainder of 2015	$4,280
2016	17,885
2017	21,702
2018	23,222
2019	21,909
All future years	103,392

Total future minimum lease payments	$192,390

Rent expense for the three months ended September 30, 2015 and 2014 was $3.8 million and $2.0 million, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $11.2 million and $5.1 million, respectively. Total minimum rentals to be received in the future under noncancelable subleases as of September 30, 2015 was $4.9 million.

Purchase Commitments

As of September 30, 2015, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $107.3 million. The amounts due for this content as of September 30, 2015 are as follows (in thousands):

Remainder of 2015	$13,267
2016	28,705
2017	34,840
2018	14,000
2019	6,000
All future years	10,500

Total future purchase commitments	$107,312

Letters of Credit

As of September 30, 2015, we have outstanding letters of credit of approximately $3.8 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our condensed consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.0 million as of September 30, 2015. There were no surety bonds outstanding as of December 31, 2014.

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

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Market Leader (a subsidiary of Trulia), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. On February 17, 2015, we acquired Trulia, and took responsibility for the Smarter Agent complaint against Market Leader. On September 22, 2015, the court dismissed the case against Zillow, HotPads, and Trulia. On September 25, 2015, the court dismissed the case against Market Leader and Diverse Solutions. On October 6, 2015, the court dismissed the case against StreetEasy. We have not recorded an accrual related to these complaints as of September 30, 2015 or December 31, 2014, as the complaints have been dismissed.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. We have not recorded an accrual related to this complaint as of September 30, 2015 or December 31, 2014, as we do not believe a loss is probable or reasonably estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on September 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against Plaintiffs that alleged, among other things, that Plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. The trial date has been extended to June 2016. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of September 30, 2015 or December 31, 2014, as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Chancery Court that same day. The parties have negotiated a stipulation of settlement that the Chancery Court is taking under advisement following a hearing on September 16, 2015. We have recorded an accrual for an immaterial amount related to these lawsuits as of September 30, 2015. There is a reasonable possibility that an additional loss in excess of amounts accrued may be incurred; however, the possible additional loss or range of additional possible loss is not estimable. We did not record an accrual related to these lawsuits as of December 31, 2014.

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the issuance of the Class C Stock Split was held on August 5, 2015, and the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs filed a consolidated class action complaint on September 18, 2015 naming and seeking relief from only our co-founders as defendants. We have not recorded an accrual related to this purported class action lawsuit as of September 30, 2015, as we do not believe a loss is probable.

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review is ongoing but that, based on its preliminary findings, it believes the Company may have failed to pay overtime to such inside sales consultants. The DOL has made no assessment of damages or penalties, however, nor has it made a determination that we violated one or more federal labor laws. We have cooperated and continue to cooperate with the DOL in its compliance review. If the DOL were to finally determine that we violated one or more federal labor laws, we may be required to make certain payments of back wages and other amounts to such inside sales consultants or take other corrective actions, and may be subject to fines or penalties. We have recorded an accrual for an immaterial amount as of September 30, 2015 related to liabilities that may result from this compliance review. There is a reasonable possibility that a loss in excess of amounts accrued may be incurred; however, any additional possible loss or range of loss is not reasonably estimable at this time because the DOL’s review is ongoing, and we are unable to predict the outcome of the review.

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

Note 16.	Restructuring

On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. Primarily as a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $3.4 million during the three months ended September 30, 2015, including approximately $2.2 million for a change in estimate for contract termination costs associated with the Bellevue, Washington operating lease, and approximately $1.1 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period. Zillow Group recorded a restructuring charge of approximately $35.1 million during the nine months ended September 30, 2015, including approximately $12.1 million for severance and other personnel related expenses, approximately $7.7 million for contract termination costs associated with certain operating leases, and approximately $15.1 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period, for which share-based compensation expense is recognized over the remaining requisite service period, which in some cases may result in immediate expense recognition if no substantive future service is required. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs for the nine months ended September 30, 2015 include approximately $4.0 million, primarily related to the write-off of certain leasehold improvements.

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

A summary of accrued restructuring costs as of and for the nine months ended September 30, 2015 is shown in the table below (in thousands):

	One-Time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Restructuring reserves assumed in connection with February 2015 acquisition of Trulia	$81	$2,544	$136	$2,761
Restructuring costs	9,015	1,319	110	10,444
Cash payments	(2,612)	(387)	(375)	(3,374)
Change in estimate	(67)	—	137	70

Accrued restructuring costs as of March 31, 2015	6,417	3,476	8	9,901
Restructuring costs	2,580	34	199	2,813
Cash payments	(5,209)	(762)	(189)	(6,160)
Change in estimate	282	(27)	—	255

Accrued restructuring costs as of June 30, 2015	4,070	2,721	18	6,809
Restructuring costs	241	35	6	282
Cash payments	(3,973)	(325)	(16)	(4,314)
Change in estimate	(118)	2,180	(8)	2,054
Restructuring reserves transferred in connection with September 2015 divestiture of Market Leader	—	(4,611)	—	(4,611)

Accrued restructuring costs as of September 30, 2015	$220	$—	$—	$220

The restructuring reserves, which total $0.2 million as of September 30, 2015, are recorded as part of accrued expenses and other current liabilities in our condensed consolidated balance sheet. As of September 30, 2015, the restructuring plan is substantially complete.

Note 17.	Self-Insurance

We are self-insured for a portion of our medical and dental coverage for certain employees of Trulia. The medical plan carries a stop-loss policy, which will protect from individual claims during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included within accrued compensation and benefits in our condensed consolidated balance sheet and was $0.5 million as of September 30, 2015. We did not have any self-insurance prior to our February 2015 acquisition of Trulia.

Note 18.	Employee Benefit Plan

Effective January 1, 2015, Zillow Group established a defined contribution 401(k) retirement plan covering employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). In addition, in connection with our February 2015 acquisition of Trulia, we adopted a defined contribution 401(k) retirement plan that covers Trulia and Market Leader employees who have met certain eligibility requirements (“the Trulia 401(k) Plan”). Eligible employees under each of the plans may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 1.5% of employee contributions under the Zillow Group 401(k) Plan and up to 4% of employee contributions under the Trulia 401(k) Plan. The total expense related to defined contribution 401(k) retirement plans was $1.0 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2015. We did not have any expense related to defined contribution 401(k) retirement plans for the three or nine month periods ended September 30, 2014.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Marketplace revenue:
Real estate	$129,662	$65,586	$345,532	$168,232
Mortgages	12,624	7,106	32,575	20,800
Market Leader	10,957	—	29,544	—

Total Marketplace revenue	153,243	72,692	407,651	189,032
Display revenue	23,522	15,954	67,656	44,532

Total revenue	$176,765	$88,646	$475,307	$233,564

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Overview

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy and HotPads. In addition, Zillow Group works with tens of thousands of real estate agents, mortgage and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including DotLoop, Postlets, Mortech, Diverse Solutions and Retsly.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 59 million homes and added more than 343 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue consists of real estate, mortgages, and Market Leader revenue. Real estate revenue primarily includes revenue from the sale of advertising services and a suite of tools sold to real estate professionals, as well as revenue generated by the Zillow Rental Network, which includes our rentals marketplace and suite of tools for rental professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Prior to our September 2015 divestiture of Market Leader, we also sold a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partnered with them to drive adoption of our premium solution across their network. Market Leader revenue is included in our results of operations through the date of divestiture of September 30, 2015.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, pursuant to the Agreement and Plan of Merger dated as of July 28, 2014 (the “Merger Agreement”) by and among Zillow, Inc. (“Zillow”), Zillow Group, and Trulia, Inc. (“Trulia”), Zillow Group acquired Trulia, and Zillow and Trulia became wholly owned subsidiaries of Zillow Group (the “Trulia acquisition”). We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the nine months ended September 30, 2015, the information presented in this section with respect to the three and nine month periods ended September 30, 2015 relates to Zillow Group, and the information presented in this section with respect to the prior-year comparable periods relates to Zillow on a standalone basis. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

During the three months ended September 30, 2015, the Company completed the integration of certain Zillow and Trulia agent advertising products such that agent advertisers can manage their advertising across both Zillow and Trulia mobile and Web through the Premier Agent platform. In addition, 49 multiple listing services signed agreements to send listings directly to Zillow and Trulia.

On July 21, 2015, we announced that our board of directors had approved a distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders (the “Class C Stock Split”). Holders of Class A common stock and Class B common stock as of the close of business on July 31, 2015, the record date for the Class C Stock Split, received on August 14, 2015 a distribution of two shares of Class C capital stock for each share of Class A and Class B common stock held by them as of the record date. The distribution of shares had the effect of a 3-for-1 stock split. On August 17, 2015, the first trading day following the issuance date of the Class C Stock Split, our Class C capital stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “Z” and our Class A common stock began trading on NASDAQ under the symbol “ZG”. All references made to share or per share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the Class C Stock Split.

In August 2015, we completed the acquisition of DotLoop, Inc. (“DotLoop”), which simplifies multi-party real estate transactions by enabling real estate professionals and their clients to share, edit, sign, and store documents digitally. The acquisition aligns with our growth strategies, including focusing on consumers and strengthening our value proposition for real estate professionals, and expanding our platform to provide business technology solutions to help professionals manage and grow their businesses. The total purchase price for the acquisition of DotLoop is approximately $105.5 million. Based on the allocation of the purchase price in connection with our acquisition of DotLoop, a substantial majority of the purchase price has been allocated to goodwill and intangible assets. For additional information regarding the transaction with DotLoop, see Note 6 to our condensed consolidated financial statements.

In September 2015, we completed the sale of our Market Leader business to the Perseus Division of Constellation Software, Inc., including the Sharper Agent service and the Leads Direct, HouseValues and JustListed lead generation businesses. In connection with the divestiture, Market Leader’s approximately 100 employees transferred with the business to Constellation. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia. The total sales price is approximately $22.7 million, including the impact of an adjustment based on the value of Market Leader’s net tangible assets as of the closing date of September 30, 2015. The financial results of Market Leader have not been presented as discontinued operations in our condensed consolidated statements of operations, as the disposal group does not represent a strategic shift in our operations or financial results. For additional information regarding the divestiture of Market Leader, see Note 7 to our condensed consolidated financial statements.

During the three months ended September 30, 2015, we generated revenue of $176.8 million, as compared to $88.6 million in the three months ended September 30, 2014, an increase of 99%. This increase was primarily the result of a 59% increase in our Agent Advertisers to 96,965 as of September 30, 2015 from 60,877 as of September 30, 2014, as well as significant growth in traffic to our mobile applications and websites. There were 142.1 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2015 compared to 86.0 million average monthly unique users for the three months ended September 30, 2014, representing year-over-year growth of 65%. The increase in the number of Agent Advertisers and growth in traffic was primarily due to the inclusion of Trulia after February 17, 2015.

In addition, mortgages revenue increased $5.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, or 78%. The increase was primarily a result of an increase in the number of loan requests submitted by consumers. There were approximately 11.3 million mortgage loan requests submitted by consumers for the three months ended September 30, 2015 compared to 7.0 million mortgage loan requests submitted by consumers for the three months ended September 30, 2014, an increase of 61%. The increased number of loan requests submitted by consumers was primarily due to the inclusion of Trulia after February 17, 2015.

Market Leader revenue was $11.0 million for the three months ended September 30, 2015 due to our February 2015 acquisition of Trulia.

In August 2015, Zillow Group appointed chief operating officer Kathleen Philips to the position of chief financial officer and appointed chief marketing officer Amy Bohutinsky to chief operating officer. As of September 30, 2015, we had 2,104 full-time employees, compared to 1,215 full-time employees as of December 31, 2014. The increase in the number of full-time employees was primarily due to the inclusion of Trulia after February 17, 2015.

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

On February 17, 2015, in connection with the Mergers, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. For additional information regarding the restructuring, see Note 16 to our condensed consolidated financial statements.

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

	Average Monthly Unique Users for the Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands)
Unique Users	142,121	85,979	65%

Agent Advertisers

The number of Agent Advertisers is an important driver of revenue growth because each advertiser pays us a fee to purchase advertising services. We define an Agent Advertiser as a real estate professional with an active advertising contract at the end of a period. Beginning on February 17, 2015, the reported Agent Advertisers reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia. The number of Agent Advertisers excludes users of our Market Leader products who do not also have an active advertising contract for our Premier Agent advertising products.

	At September 30,		2014 to 2015 % Change
	2015	2014
Agent Advertisers	96,965	60,877	59%

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

In August 2015, Zillow Group completed the integration of certain Zillow and Trulia agent advertising products, effectively eliminating the Trulia Local Ads and Trulia Mobile Ads products. As a result of the integration, agent advertisers can manage their advertising across both Zillow and Trulia mobile and Web through the combined Premier Agent platform.

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

Our Trulia real estate products included in real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Local Ads, Trulia Mobile Ads, Trulia Pro with featured listings and Trulia Seller Ads. Prior to the August 2015 integration of certain of Zillow’s and Trulia’s advertising products, Trulia Local Ads and Trulia Mobile Ads enabled real estate professionals to promote themselves on Trulia’s search results pages and property details pages for a local market area. Real estate professionals purchased subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Following the August 2015 agent advertising product integration, Trulia Local Ads and Trulia Mobile Ads products are no longer sold by Zillow Group. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s real estate products included in real estate revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Rentals revenue, which is included in real estate revenue, primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our cost per lead mortgage advertising products, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans are presented with personalized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals for more information regarding a mortgage loan quote. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Prior to our September 2015 divestiture of Market Leader, we also sold a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partnered with them to drive adoption of our premium solution across their network.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites and migration of advertising spend online from traditional broadcast and print media.

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

Loss on Divestiture of Business. Loss on divestiture of business consists of the loss recognized in connection with our September 2015 sale of the Market Leader business.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest on the 2020 Notes we guaranteed in connection with our February 2015 acquisition of Trulia. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2015 and 2014, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2015. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2015 and December 31, 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no related tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $358.6 million as of December 31, 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $7.2 million (tax effected) as of December 31, 2014.

We recorded an income tax benefit of $2.9 million for the three and nine month periods ended September 30, 2015, primarily due to a deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$176,765	$88,646	$475,307	$233,564
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	16,453	7,679	46,509	20,636
Sales and marketing (1)	82,044	47,463	229,272	131,025
Technology and development (1)	53,718	20,789	142,783	57,032
General and administrative (1)	42,672	15,757	124,506	44,968
Acquisition-related costs	1,988	13,200	16,144	13,384
Restructuring costs (1)	3,425	—	35,142	—
Loss on divestiture of business	4,143	—	4,143	—

Total costs and expenses	204,443	104,888	598,499	267,045

Loss from operations	(27,678)	(16,242)	(123,192)	(33,481)
Other income	366	265	1,085	768
Interest expense	(1,590)	—	(3,900)	—

Loss before income taxes	(28,902)	(15,977)	(126,007)	(32,713)
Income tax benefit	2,853	—	2,853	—

Net loss	$(26,049)	$(15,977)	$(123,154)	$(32,713)

Net loss per share — basic and diluted	$(0.15)	$(0.13)	$(0.74)	$(0.27)
Weighted-average shares outstanding — basic and diluted	177,098	120,888	166,986	119,430
Other Financial Data:
Adjusted EBITDA (3)	$29,477	$14,631	$67,170	$29,788

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,378	$489	$3,440	$1,280
Sales and marketing	7,446	1,885	20,439	4,886
Technology and development	7,642	2,748	20,413	7,829
General and administrative	11,549	3,512	36,610	10,181
Restructuring costs	1,059	—	15,063	—

Total	$29,074	$8,634	$95,965	$24,176

(2) Amortization of website development costs and intangible assets included in technology and development	$16,405	$7,472	$45,304	$21,113

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	9	9	10	9
Sales and marketing	46	54	48	56
Technology and development	30	23	30	24
General and administrative	24	18	26	19
Acquisition-related costs	1	15	3	6
Restructuring costs	2	0	7	0
Loss on divestiture of business	2	0	1	0

Total costs and expenses	116	118	126	114

Loss from operations	(16)	(18)	(26)	(14)
Other income	0	0	0	0
Interest expense	(1)	0	(1)	0

Loss before income taxes	(16)	(18)	(27)	(14)
Income tax benefit	2	0	1	0

Net loss	(15%)	(18%)	(26%)	(14%)

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect restructuring costs;

•	Adjusted EBITDA does not reflect the loss on divestiture of business;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect the impact of income taxes; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(26,049)	$(15,977)	$(123,154)	$(32,713)
Other income	(366)	(265)	(1,085)	(768)
Depreciation and amortization expense	19,584	9,039	54,031	25,709
Share-based compensation expense	28,015	8,634	80,902	24,176
Acquisition-related costs	1,988	13,200	16,144	13,384
Restructuring costs	3,425	—	35,142	—
Loss on divestiture of business	4,143	—	4,143	—
Interest expense	1,590	—	3,900	—
Income tax benefit	(2,853)	—	(2,853)	—

Adjusted EBITDA	$29,477	$14,631	$67,170	$29,788

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$129,662	$65,586	98%
Mortgages	12,624	7,106	78%
Market Leader	10,957	—	N/A

Total Marketplace revenue	153,243	72,692	111%
Display revenue	23,522	15,954	47%

Total revenue	$176,765	$88,646	99%

	Three Months Ended September 30,
	2015	2014
Percentage of Total Revenue:
Marketplace revenue:
Real estate	73%	74%
Mortgages	7%	8%
Market Leader	6%	0%

Total Marketplace revenue	87%	82%
Display revenue	13%	18%

Total revenue	100%	100%

Overall revenue increased by $88.1 million, or 99%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Marketplace revenue increased by 111%, and display revenue increased by 47%.

Marketplace revenue grew to $153.2 million for the three months ended September 30, 2015 from $72.7 million for the three months ended September 30, 2014, an increase of $80.6 million. Marketplace revenue represented 87% of total revenue for the three months ended September 30, 2015 compared to 82% of total revenue for the three months ended September 30, 2014. The increase in marketplace revenue was primarily attributable to the $64.1 million increase in real estate revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. The inclusion of Trulia Agent Advertisers contributed to growth in the number of Agent Advertisers to 96,965 as of September 30, 2015 from 60,877 as of September 30, 2014, representing growth of 59%. Real estate revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing Agent Advertisers. Average monthly revenue per advertiser increased by 15% to $402 for the three months ended September 30, 2015 from $349 for the three months ended September 30, 2014. We calculate our average monthly revenue per advertiser by dividing the revenue generated by Zillow’s Premier Agent program and Trulia’s real estate revenue products (excluding revenue generated by Market Leader) in the period by the average number of Agent Advertisers in the period, divided again by the number of months in the period. If a real estate professional had an active advertising contract for both our Zillow Premier Agent and Trulia agent advertising products, the professional is counted as one Agent Advertiser. The average number of Agent Advertisers is derived by calculating the average of the beginning and ending number of Agent Advertisers for the period. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing Agent Advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $5.5 million, or 78%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers, which reflects the inclusion of loan requests submitted by consumers through Trulia after February 17, 2015. There were approximately 11.3 million mortgage loan requests submitted by consumers for the three months ended September 30, 2015 compared to 7.0 million mortgage loan requests submitted by consumers for the three months ended September 30, 2014, an increase of 61%. We also recently changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which may have contributed to growth in mortgages revenue.

The increase in marketplace revenue was also attributable to the addition of Market Leader revenue following our February 2015 acquisition of Trulia. Market Leader revenue was $11.0 million for the three months ended September 30, 2015.

Display revenue was $23.5 million for the three months ended September 30, 2015 compared to $16.0 million for the three months ended September 30, 2014, an increase of $7.6 million. Display revenue represented 13% of total revenue for the three months ended September 30, 2015 compared to 18% of total revenue for the three months ended September 30, 2014. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 142.1 million average monthly unique users for the three months ended September 30, 2015 from 86.0 million average monthly unique users for the three months ended September 30, 2014, representing growth of 65%. The growth in unique users was primarily due to our February 2015 acquisition of Trulia, which increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to customers.

Cost of Revenue

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Cost of revenue	$16,453	$7,679	114%

Cost of revenue was $16.5 million for the three months ended September 30, 2015 compared to $7.7 million for the three months ended September 30, 2014, an increase of $8.8 million, or 114%. The increase in cost of revenue was primarily attributable to a $2.6 million increase in data center and connectivity costs, increased credit card and ad serving fees of $2.5 million, increased headcount-related expenses of $2.5 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and a $1.1 million increase in costs to generate leads for customers for our Market Leader business. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Sales and marketing	$82,044	$47,463	73%

Sales and marketing expenses were $82.0 million for the three months ended September 30, 2015 compared to $47.5 million for the three months ended September 30, 2014, an increase of $34.6 million, or 73%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $24.1 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $7.4 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives.

We also incurred a $1.1 million increase in software costs, a $1.0 million increase in consulting costs, and a $1.0 million increase in miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Technology and development	$53,718	$20,789	158%

Technology and development expenses, which include research and development costs, were $53.7 million for the three months ended September 30, 2015 compared to $20.8 million for the three months ended September 30, 2014, an increase of $32.9 million, or 158%. Approximately $13.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $7.2 million of the increase was the result of increased amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia. The increase in technology and development expenses was also attributable to a $6.1 million increase in other data content expense, a $1.7 million increase in amortization related to website development costs and purchased content, a $1.2 million increase in depreciation expense, a $1.0 million increase in software, hardware and connectivity costs, a $0.8 million increase in consulting costs, and a $1.6 million increase in various miscellaneous expenses.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $8.8 million and $1.6 million, respectively, for the three months ended September 30, 2015 and 2014. Other data content expense was $6.4 million and $0.2 million, respectively, for the three months ended September 30, 2015 and 2014. Amortization expense included in technology and development for capitalized website development costs was $6.2 million and $4.8 million, respectively, for the three months ended September 30, 2015 and 2014. Amortization expense included in technology and development for purchased data content intangible assets was $1.4 million and $1.0 million, respectively, for the three months ended September 30, 2015 and 2014. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
General and administrative	$42,672	$15,757	171%

General and administrative expenses were $42.7 million for the three months ended September 30, 2015 compared to $15.8 million for the three months ended September 30, 2014, an increase of $26.9 million, or 171%. The increase in general and administrative expenses was a result of an $11.7 million increase in professional services fees, including legal and accounting, a $9.7 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and increases in compensation, a $2.8 million increase in building lease-related expenses including rent, utilities and insurance, a $0.7 million increase in consulting costs, a $0.5 million increase in software, hardware, and connectivity costs, and a $1.5 million increase in various other miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Acquisition-related costs	$1,988	$13,200	(85%)

Acquisition-related costs were $2.0 million for the three months ended September 30, 2015 as a result of our February 2015 acquisition of Trulia and our August 2015 acquisition of DotLoop, including legal, accounting and tax fees. Acquisition-related costs were $13.2 million for the three months ended September 30, 2014 as a result of our acquisition of Trulia. We expect our acquisition-related costs to decrease in future periods as we focus on the integration of Trulia and DotLoop.

Restructuring Costs

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Restructuring costs	$3,425	$—	N/A

Restructuring costs were $3.4 million for the three months ended September 30, 2015. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of September 30, 2015, the restructuring plan is substantially complete.

Primarily as a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $3.4 million during the three months ended September 30, 2015, including approximately $2.2 million for a change in estimate for contract termination costs associated with the Bellevue, Washington operating lease, and approximately $1.1 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period. For additional information regarding the restructuring, see Note 16 to our condensed consolidated financial statements.

Loss on Divestiture of Business

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Loss on divestiture of business	$4,143	$—	N/A

The loss on divestiture of business was $4.1 million for the three months ended September 30, 2015 and relates to the September 2015 sale of our Market Leader business. For additional information regarding the divestiture of Market Leader, see Note 7 to our condensed consolidated financial statements.

Interest Expense

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Interest expense	$1,590	$—	N/A

Interest expense was $1.6 million in the three months ended September 30, 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with our February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 10 to our condensed consolidated financial statements.

Income Taxes

	Three Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Income tax benefit	$2,853	$—	N/A

We recorded an income tax benefit of $2.9 million for the three months ended September 30, 2015 primarily due to the deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$345,532	$168,232	105%
Mortgages	32,575	20,800	57%
Market Leader	29,544	—	N/A

Total Marketplace revenue	407,651	189,032	116%
Display revenue	67,656	44,532	52%

Total revenue	$475,307	$233,564	104%

	Nine Months Ended September 30,
	2015	2014
Percentage of Total Revenue:
Marketplace revenue:
Real estate	73%	72%
Mortgages	7%	9%
Market Leader	6%	0%

Total Marketplace revenue	86%	81%
Display revenue	14%	19%

Total revenue	100%	100%

Overall revenue increased by $241.7 million, or 104%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Marketplace revenue increased by 116%, and display revenue increased by 52%.

Marketplace revenue grew to $407.7 million for the nine months ended September 30, 2015 from $189.0 million for the nine months ended September 30, 2014, an increase of $218.6 million. Marketplace revenue represented 86% of total revenue for the nine months ended September 30, 2015 compared to 81% of total revenue for the nine months ended September 30, 2014. The increase in marketplace revenue was primarily attributable to the $177.3 million increase in real estate revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. The inclusion of Trulia Agent Advertisers contributed to growth in the number of Agent Advertisers to 96,965 as of September 30, 2015 from 60,877 as of September 30, 2014, representing growth of 59%. Average monthly revenue per advertiser increased by 40% to $450 for the nine months ended September 30, 2015 from $321 for the nine months ended September 30, 2014. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing Agent Advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $11.8 million, or 57%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in mortgages revenue was primarily a result of an increase in the number of loan requests submitted by consumers, which reflects the inclusion of loan requests submitted by consumers through Trulia after February 17, 2015. There were approximately 38.1 million mortgage loan requests submitted by consumers for the nine months ended September 30, 2015 compared to 18.3 million mortgage loan requests submitted by consumers for the nine months ended September 30, 2014, an increase of 108%. The growth in loan requests submitted by consumers increases the likelihood that users will contact mortgage professionals to obtain additional information about a mortgage loan quote, but there is not a direct correlation between the number of loan requests and mortgages revenue because loan requests do not always result in revenue recognition. We also recently changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which may have contributed to growth in mortgages revenue.

The increase in marketplace revenue was also attributable to the addition of Market Leader revenue following our February 17, 2015 acquisition of Trulia. Market Leader revenue was $29.5 million for the period from February 18, 2015 through September 30, 2015.

Display revenue was $67.7 million for the nine months ended September 30, 2015 compared to $44.5 million for the nine months ended September 30, 2014, an increase of $23.1 million. Display revenue represented 14% of total revenue for the nine months ended September 30, 2015 compared to 19% of total revenue for the nine months ended September 30, 2014. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 142.1 million average monthly unique users for the three months ended September 30, 2015 from 86.0 million average monthly unique users for the three months ended September 30, 2014, representing growth of 65%. The growth in unique users was primarily due to our February 2015 acquisition of Trulia, which increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory.

Cost of Revenue

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Cost of revenue	$46,509	$20,636	125%

Cost of revenue was $46.5 million for the nine months ended September 30, 2015 compared to $20.6 million for the nine months ended September 30, 2014, an increase of $25.9 million, or 125%. The increase in cost of revenue was primarily attributable to increased headcount-related expenses of $7.1 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, increased credit card and ad serving fees of $6.2 million, a $5.6 million increase in data center and connectivity costs, a $3.1 million increase in costs to generate leads for customers, a $1.1 million increase in print expenses related to the Market Leader business, a $0.8 million increase in revenue share costs and royalties, a $0.6 million increase in multiple listing service fees, and a $1.4 million increase in various miscellaneous expenses.

Sales and Marketing

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Sales and marketing	$229,272	$131,025	75%

Sales and marketing expenses were $229.3 million for the nine months ended September 30, 2015 compared to $131.0 million for the nine months ended September 30, 2014, an increase of $98.2 million, or 75%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $67.5 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $20.2 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $3.2 million increase in consulting costs to support our marketing and advertising spend.

We also incurred a $3.4 million increase in software and connectivity costs, a $2.6 million increase in tradeshow costs and related travel expenses, a $0.8 million increase in depreciation expense, and a $0.5 million increase in miscellaneous sales and marketing expenses.

Technology and Development

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Technology and development	$142,783	$57,032	150%

Technology and development expenses, which include research and development costs, were $142.8 million for the nine months ended September 30, 2015 compared to $57.0 million for the nine months ended September 30, 2014, an increase of $85.8 million, or 150%. Approximately $38.7 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $19.2 million of the increase was the result of increased amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia. The increase in technology and development expenses was also attributable to a $9.6 million increase in other data content expense, a $4.9 million increase in amortization related to website development costs and purchased content, a $3.5 million increase in consulting costs, a $3.3 million increase in depreciation expense, a $2.5 million increase in software, hardware, and connectivity costs, a $0.6 million increase in various building lease-related expenses including rent, utilities, and insurance, a $0.6 million increase in dues and subscriptions, a $0.5 million increase in travel and meals expense, a $0.4 million increase in local taxes, and a $2.0 million increase in various miscellaneous expenses.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $23.9 million and $4.7 million, respectively, for the nine months ended September 30, 2015 and 2014. Amortization expense included in technology and development for capitalized website development costs was $16.8 million and $13.3 million, respectively, for the nine months ended September 30, 2015 and 2014. Other data content expense was $10.1 million and $0.5 million, respectively, for the nine months ended September 30, 2015 and 2014. Amortization expense included in technology and development for intangible assets related to purchased data content was $4.5 million and $3.1 million, respectively, for the nine months ended September 30, 2015 and 2014.

General and Administrative

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
General and administrative	$124,506	$44,968	177%

General and administrative expenses were $124.5 million for the nine months ended September 30, 2015 compared to $45.0 million for the nine months ended September 30, 2014, an increase of $79.5 million, or 177%. The increase in general and administrative expenses was a result of a $36.2 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and increases in compensation, a $27.1 million increase in professional services fees, including legal and accounting, an $8.4 million increase in building lease-related expenses including rent, utilities, and insurance, a $2.8 million increase in consulting costs, a $1.8 million increase in travel and meals expense, a $1.3 million increase in software and connectivity costs, a $0.8 million increase in state and local taxes, and a $1.1 million increase in various other miscellaneous expenses.

Acquisition-Related Costs

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Acquisition-related costs	$16,144	$13,384	21%

Acquisition-related costs were $16.1 million for the nine months ended September 30, 2015 compared to $13.4 million for the nine months ended September 30, 2014. Acquisition-related costs in both periods are primarily a result of our February 2015 acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees.

Restructuring Costs

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Restructuring costs	$35,142	$—	N/A

Restructuring costs were $35.1 million for the nine months ended September 30, 2015. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of September 30, 2015, the restructuring plan is substantially complete.

As a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $35.1 million during the nine months ended September 30, 2015, including approximately $12.1 million for severance and other personnel related expenses, approximately $15.1 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period, and approximately $7.7 million for contract termination costs associated with certain operating leases. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs include approximately $4.0 million primarily related to the write-off of certain leasehold improvements. For additional information regarding the restructuring, see Note 16 to our condensed consolidated financial statements.

Loss on Divestiture of Business

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Loss on divestiture of business	$4,143	$—	N/A

The loss on divestiture of business was $4.1 million for the nine months ended September 30, 2015 and relates to the September 2015 sale of our Market Leader business. For additional information regarding the divestiture of Market Leader, see Note 7 to our condensed consolidated financial statements.

Interest Expense

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Interest expense	$3,900	$—	N/A

Interest expense was $3.9 million in the nine months ended September 30, 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with our February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 10 to our condensed consolidated financial statements.

Income Taxes

	Nine Months Ended September 30,		2014 to 2015 % Change
	2015	2014
	(in thousands, unaudited)
Income tax benefit	$2,853	$—	N/A

We recorded an income tax benefit of $2.9 million for the nine months ended September 30, 2015 primarily due to the deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents, restricted cash, and investments of $543.5 million and $455.9 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, foreign government securities and certificates of deposit with original maturities of three months or less. Investments as of September 30, 2015 and December 31, 2014 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Restricted cash primarily consists of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

On February 17, 2015, we acquired Trulia in a stock-for-stock transaction. The total purchase price of Trulia was approximately $2.0 billion. During the three and nine month periods ended September 30, 2015, Zillow Group incurred a total of $2.0 million and $16.1 million, respectively, in acquisition-related costs, primarily related to the acquisition of Trulia. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition.

Our February 2015 acquisition of Trulia has had, and continues to have, a significant impact on our liquidity, financial position and results of operations. Trulia contributes to revenue, but we also may continue to incur significant acquisition-related and other expenses as we integrate the businesses. Further, as a result of the acquisition, Zillow Group entered into a supplemental indenture in respect of the 2020 Notes in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Mergers, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes was adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This was equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. In connection with the Class C Stock Split described above, the conversion ratio has been further adjusted to 41.4550 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $24.12 per share of our Class A common stock. The conversion ratio was adjusted in accordance with Section 14.04(c) of the indenture based on the trading prices of our Class A common stock and the when-issued trading prices of our Class C capital stock during the last ten trading days prior to and including the trading day immediately preceding the ex-dividend date. The conversion ratio will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

We may not redeem the 2020 Notes prior to December 20, 2018. We may redeem the 2020 Notes, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

For additional information regarding the 2020 Notes, see Note 10 to our condensed consolidated financial statements.

In August 2015, we completed the acquisition of DotLoop, which simplifies multi-party real estate transactions by enabling real estate professionals and their clients to share, edit, sign, and store documents digitally. The total purchase price for the acquisition of DotLoop was approximately $105.5 million, which was primarily paid in cash. A substantial majority of the purchase price for DotLoop has been allocated to goodwill and intangible assets.

In September 2015, we completed the sale of our Market Leader business to the Perseus Division of Constellation Software, Inc., including the Sharper Agent service and the Leads Direct, HouseValues and JustListed lead generation businesses. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia. The total sales price was approximately $22.7 million, including the impact of an adjustment based on the value of Market Leader’s net tangible assets as of the closing date of September 30, 2015. The total sales price of approximately $22.7 million includes $17.0 million that was paid in cash at closing and approximately $5.7 million for the estimated amount to be received by Zillow Group from Constellation on December 29, 2015 upon the expiration of a holdback period to satisfy any purchase price adjustments and/or indemnification claims.

The following table presents selected cash flow data for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$38,588	$33,357
Cash flows provided by (used in) investing activities	58,632	(133,296)
Cash flows provided by financing activities	10,554	20,944

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

For the nine months ended September 30, 2015, net cash provided by operating activities was $38.6 million. This was driven by a net loss of $123.2 million, adjusted by share-based compensation expense of $80.9 million, depreciation and amortization expense of $54.0 million, non-cash restructuring costs of $19.2 million, a $3.7 non-cash loss on divestiture of businesses, a $2.9 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of DotLoop, an increase in the balance of deferred rent of $2.6 million, bad debt expense of $2.4 million, amortization of bond premium of $2.1 million, and a loss on disposal of property and equipment of $1.0 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $1.4 million.

For the nine months ended September 30, 2014, net cash provided by operating activities was $33.4 million. This was driven by a net loss of $32.7 million, adjusted by depreciation and amortization expense of $25.7 million, share-based compensation expense of $24.2 million, an increase in the balance of deferred rent of $3.2 million, amortization of bond premium of $2.6 million, bad debt expense of $1.7 million and a loss on disposal of property and equipment of $0.5 million. Primarily due to the increase in accounts payable since December 31, 2013, changes in operating assets and liabilities increased cash provided by operating activities by $8.2 million, which was primarily a result of increased advertising spend and related consulting costs.

Cash Flows Provided by (Used In) Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, net cash acquired or cash paid in acquisitions, and proceeds from divestitures of businesses.

For the nine months ended September 30, 2015, net cash provided by investing activities was $58.6 million. This was primarily the result of $173.4 million of net cash acquired in connection with our acquisition of Trulia, $25.1 million of net maturities and sales of investments, and $17.6 million in proceeds from the divestiture of businesses, partially offset by $104.2 million paid in connection with our acquisition of DotLoop and $53.5 million of purchases for property and equipment and intangible assets.

For the nine months ended September 30, 2014, net cash used in investing activities was $133.3 million. This was the result of $102.3 million of net purchases of investments, $27.4 million of purchases for property and equipment and intangible assets, and $3.5 million paid in connection with an acquisition.

Cash Flows Provided By Financing Activities

For the nine months ended September 30, 2015 and 2014, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the nine months ended September 30, 2015 and 2014 was $18.5 million and $20.9 million, respectively. In addition, for the nine months ended September 30, 2015, approximately $7.9 million of equity awards was withheld for tax liabilities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $2.0 million as of September 30, 2015. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 15 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

The following table provides a summary of our contractual obligations as of September 30, 2015:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Long-term debt (1)	$230,000	$—	$—	$—	$230,000
Interest on long-term debt (2)	34,788	6,325	12,650	12,650	3,163
Operating lease obligations (3)	192,390	17,655	43,668	44,481	86,586
Purchase obligations (4)	107,312	34,770	54,542	12,000	6,000

Total contractual obligations	$564,490	$58,750	$110,860	$69,131	$325,749

(1)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2020 Notes is 2.75%.
(3)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 15 to our condensed consolidated financial statements.
(4)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 15 to our condensed consolidated financial statements.

As of September 30, 2015, we have outstanding letters of credit of approximately $3.8 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.0 million as of September 30, 2015.

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

Marketplace Revenue. Marketplace revenue consists of real estate, mortgages, and Market Leader revenue. Market Leader revenue is included in our results of operations through the date of divestiture of September 30, 2015.

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by the Zillow Rental Network, which includes our rentals marketplace and suite of tools for rental professionals.

In August 2015, Zillow Group completed the integration of certain Zillow and Trulia agent advertising products, effectively eliminating the Trulia Local Ads and Trulia Mobile Ads products. As a result of the integration, agent advertisers can manage their advertising efforts across Zillow and Trulia mobile and Web through the combined Premier Agent platform.

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

Our Trulia real estate products included in real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Local Ads, Trulia Mobile Ads, Trulia Pro with featured listings and Trulia Seller Ads. Prior to the August 2015 integration of certain of Zillow’s and Trulia’s advertising products, Trulia Local Ads and Trulia Mobile Ads enabled real estate professionals to promote themselves on Trulia’s search results pages and property details pages for a local market area. Real estate professionals purchased subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Following the August 2015 agent advertising product integration, Trulia Local Ads and Trulia Mobile Ads products are no longer sold by Zillow Group. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s real estate products included in real estate revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Rentals revenue, which is included in real estate revenue, primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our cost per lead mortgage advertising products, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans are presented with personalized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals for more information regarding a mortgage loan quote. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Prior to our September 2015 divestiture of Marker Leader, we also sold a base version of these products to strategic franchise networks for specified contractual amounts over a number of years and partnered with them to drive adoption of our premium solution across their network. Subscription advertising revenue for our Market Leader subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

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

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the option awards’ vesting period. For restricted stock awards, restricted stock units and restricted units, we use the market value of Zillow’s Class A common stock and Class C capital stock on the date of grant to determine the fair value of the award, and we recognize compensation expense on a straight-line basis over the awards’ vesting period.

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

Volatility. The expected volatility for our Class A common stock and Class C capital stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market (primarily the financial and real estate services industries) representing the verticals in which we operate.

Expected term. Through June 30, 2015, we estimated the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards had been exercisable. Beginning July 1, 2015, we estimate the weighted-average expected life of the option awards based on our historical exercise data.

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

We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our share-based compensation expense calculations on a prospective basis. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. As we continue to accumulate additional data related to our Class A common stock and Class C capital stock, we may have refinements to the estimates of our expected volatility, expected terms, and forfeiture rates, which could materially impact our future share-based compensation expense. In future periods, we expect our share-based compensation expense to increase as a result of our existing, unrecognized share-based compensation that will be recognized as the awards vest, and as we grant additional share-based awards to attract and retain employees.

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

Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations. We recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

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

For our most recent impairment assessment performed as of October 1, 2015, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, and therefore, the first and second steps of the goodwill impairment test were unnecessary. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we considered macroeconomic conditions, industry and market considerations, cost factors, our overall financial performance, other relevant entity-specific events, potential events affecting our reporting unit, and changes in the market price of our common stock. The primary qualitative factors we considered in our analysis as of October 1, 2015 were our overall financial performance, including our revenue growth and positive cash flows, and a market capitalization that is well in excess of the book value of our common stock.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the accounting for measurement-period adjustments in business combinations. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We have adopted this guidance for the quarterly period ended September 30, 2015. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We expect to adopt this guidance on January 1, 2016. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

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

As of September 30, 2015, we also have outstanding $230.0 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

As a result of our February 2015 acquisition of Trulia, the Company implemented internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration. As of the date of this Quarterly Report on Form 10-Q, we have integrated Trulia and its subsidiaries into our overall internal controls over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Market Leader (a subsidiary of Trulia), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. On February 17, 2015, we acquired Trulia, and took responsibility for the Smarter Agent complaint against Market Leader. On September 22, 2015, the court dismissed the case against Zillow, HotPads, and Trulia. On September 25, 2015, the court dismissed the case against Market Leader and Diverse Solutions. On October 6, 2015, the court dismissed the case against StreetEasy.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The complaint seeks, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as unspecified damages. In April 2014, the court denied the plaintiffs’ motion for a preliminary injunction prohibiting Mr. Samuelson from working for us. Plaintiffs renewed their motion for a preliminary injunction and on September 30, 2014, the court granted that request and entered a preliminary injunction. Zillow filed a motion requesting that the court reconsider that decision, which the court denied. On September 22, 2014, Zillow filed a notice for discretionary review by the Washington Court of Appeals, followed by a motion for discretionary review on October 7, 2014. Samuelson also filed a motion for discretionary review. Zillow’s and Samuelson’s motions for discretionary review were granted on November 19, 2014. On February 3, 2015, the parties entered into a stipulation, later adopted by order of the court that Zillow and Samuelson shall withdraw the appeal and the last of the terms of the preliminary injunction will expire on March 22, 2015. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against Plaintiffs that alleged, among other things, that Plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. The trial date has been extended to June 2016. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits seek, among other things, equitable relief that would enjoin the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Chancery Court that same day. The parties have negotiated a stipulation of settlement that the Chancery Court is taking under advisement following a hearing on September 16, 2015.

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the issuance of the Class C Stock Split was held on August 5, 2015, and the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs filed a consolidated class action complaint on September 18, 2015 naming and seeking relief from only our co-founders as defendants.

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review is ongoing but that, based on its preliminary findings, it believes the Company may have failed to pay overtime to such inside sales consultants. The DOL has made no assessment of damages or penalties, however, nor has it made a determination that we violated one or more federal labor laws. We have cooperated and continue to cooperate with the DOL in its compliance review. If the DOL were to finally determine that we violated one or more federal labor laws, we may be required to make certain payments of back wages and other amounts to such inside sales consultants or take other corrective actions, and may be subject to fines or penalties.

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

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. However, you should carefully consider the factors discussed in our Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1	Specimen of Class C Capital Stock Certificate (Filed as Exhibit 4.1 to Zillow Group, Inc.’s Form 8-A filed with the Securities and Exchange Commission on July 29, 2015, and incorporated herein by reference).

4.2	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Richard Barton and the other holders signatory thereto (Filed as Exhibit 10.1 to Zillow Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

4.3	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Lloyd Frink and the other holders signatory thereto (Filed as Exhibit 10.2 to Zillow Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

10.1*	Amended and Restated Letter Agreement dated August 3, 2015, by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2015, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2015	ZILLOW GROUP, INC.

	By:	/s/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary