Form 10-K
period 2015-12-31
ZILLOW GROUP, INC.
filed 2016-02-12
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36853

ZILLOW GROUP, INC.

(Exact name of registrant as specified in its charter)

Washington	47-1645716
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip code)

(206) 470-7000

@ZillowGroup

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market
Class C Capital Stock, par value $0.0001 per share	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $4,380,916,635. No shares of the Registrant’s Class C capital stock were outstanding as of June 30, 2015.

As of February 4, 2016, 53,320,939 shares of the Registrant’s Class A common stock, 6,217,447 shares of Class B common stock and 118,992,759 shares of Class C capital stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

ZILLOW GROUP, INC.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2015

As used in this Annual Report on Form 10-K, the terms “Zillow Group,” “the Company,” “we,” “us” and “our” refer to Zillow Group, Inc., unless the context indicates otherwise.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business

Mission

Our mission is to build the world’s largest, most trusted and vibrant real estate marketplace.

Overview

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy and HotPads. In addition, Zillow Group provides advertising services to tens of thousands of real estate agents and rental and mortgage professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands that offer technology solutions to real estate, rental and mortgage professionals, including DotLoop, Mortech, Diverse Solutions and Retsly. Zillow was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia. Upon the closing of the Trulia acquisition in February 2015, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow Group’s mobile applications and websites have updated information on more than 60 million homes and added more than 370 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

Consumers increasingly are turning to the Internet and mobile devices for real estate information. For the three months ended December 31, 2015, 123.7 million average monthly unique users visited Zillow Group’s mobile applications and websites, representing year-over-year growth of 61%. For additional information regarding key growth drivers, see “Key Growth Drivers” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” More than 65% of Zillow’s traffic now comes from a mobile device; on weekends it’s more than 70%. We operate the most popular suite of mobile real estate applications across all major mobile platforms. For example, on our flagship Zillow brand, during December 2015, more than 440 million homes were viewed on Zillow on a mobile device, or 165 homes per second. We monetize our marketplace business on mobile in the same way we do on our web platform.

Real estate, rental, mortgage and home improvement professionals are a critical part of home-related marketplaces. We have created a trusted and transparent marketplace where consumers can search and read reviews on local real estate, rental, mortgage and home improvement professionals and contact those professionals on their own terms.

Our home-related marketplaces benefit from network effects. As more consumers come to our mobile applications and websites to use our products and services, more real estate, rental, mortgage and home improvement professionals contribute content to distinguish themselves, thereby making our marketplaces more useful and attracting additional consumers.

Our revenue has grown significantly since our initial website launch in 2006. For the year ended December 31, 2015, we generated revenue of $644.7 million, as compared to $325.9 million for the year ended December 31, 2014, an increase of 98%. We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the year ended December 31, 2015 consisted of real estate, mortgages, and Market Leader revenue. Real estate revenue primarily includes revenue from the sale of advertising services and a suite of tools to real estate professionals, as well as revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Acquisition of Trulia, Inc.

Effective February 17, 2015, pursuant to the Agreement and Plan of Merger dated as of July 28, 2014 (the “Merger Agreement”) by and among Zillow, Inc. (“Zillow”), Zillow Group, and Trulia, Inc. (“Trulia”), Zillow Group acquired Trulia, and Zillow and Trulia became wholly owned subsidiaries of Zillow Group. Upon completion of the acquisition, each outstanding share of Class A common stock of Zillow was converted into the right to receive one share of fully paid and nonassessable Class A common stock of Zillow Group, each outstanding share of Class B common stock of Zillow was converted into the right to receive one share of fully paid and nonassessable Class B common stock of Zillow Group, and each outstanding share of Trulia common stock was converted into the right to receive 0.444 of a share of fully paid and nonassessable Class A Common Stock of Zillow Group.

The total purchase price of Trulia was approximately $2.0 billion. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. For additional information regarding the transaction with Trulia, see Note 7 to our consolidated financial statements.

On February 17, 2015, in connection with the acquisition, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. For additional information regarding the restructuring, see Note 18 to our consolidated financial statements.

Industry Dynamics

The Importance of Homes

Homes are the center of peoples’ lives, the focus of some of their most important decisions and often their most valuable assets. In addition to whether to buy, sell or rent, consumers make many other important home-related decisions throughout their lifetimes, including decisions relating to refinancing or home equity loans, home maintenance and home improvement. Residential real estate is one of the largest sectors of the U.S. economy and supports millions of professionals that provide services related to home purchases and sales, rentals, home financings, and home maintenance and improvement.

Large Market Opportunities

Based on external and internal assessments, we believe our current addressable markets include the following:

Purchase and Sale—Sales of approximately 5.3 million existing and 490 thousand new homes in the United States in 2015 had an aggregate transaction value of approximately $1.6 trillion, according to data published in 2015 by the U.S. Census Bureau and in 2016 by the National Association of REALTORS®. There are approximately 1.9 million licensed real estate professionals in the United States, according to data published in 2012, 2013 and 2014 by the Association of Real Estate License Law Officials. In an effort to acquire new client relationships and sell homes, U.S. real estate agents and brokers spent an estimated $8.9 billion on residential advertising in 2015, according to a forecast from Borrell Associates released in 2016. In addition, U.S. real estate developers spent an estimated $1.7 billion on residential advertising in 2015, also according to a forecast from Borrell Associates released in 2016. In the United States, there are 205 million people residing in owner-occupied housing, according to data published by the U.S. Census Bureau in November 2015. Approximately 29% of movers in 2015, or 10.5 million people, were homeowners, according to the U.S. Census Bureau migration data published in November 2015.

Rentals—In the third quarter of 2015, there were approximately 46.0 million rental housing units in the United States, with a national vacancy rate of 7.3%, according to data published by the U.S. Census Bureau in October 2015. According to data published by the U.S. Census Bureau from the American Housing Survey and the Current Population Survey/Housing Vacancy Survey, approximately:

•	9.0% of rental units (4.1 million) are located in buildings with 50 or more units;

•	8.5% of rental units (3.9 million) are located in buildings with 20 to 49 units;

•	12.0% of rental units (5.5 million) are located in buildings with 10 to 19 units;

•	12.6% of rental units (5.8 million) are located in buildings with 5 to 9 units;

•	19.1% of rental units (8.8 million) are located in small multi-family structures of 2-4 units;

•	38.8% of rental units (17.8 million) are 1-unit structures.

According to a forecast from Borrell Associates released in 2016, U.S. rental property managers spent an estimated $3.5 billion on advertising in 2015, which excludes lease concessions. In the United States, there are 107.6 million people residing in rental housing units, according to data published by the U.S. Census Bureau in 2015. Approximately 71% of movers in 2015, or 25.9 million people, were renters, according to the U.S. Census Bureau migration data published in November 2015.

Home Financing—According to a forecast from the Mortgage Bankers Association published in January 2016, approximately $1.5 trillion in U.S. residential mortgage originations occurred in 2015. U.S. residential mortgage providers spent approximately $4.4 billion in 2015 marketing their services and loan products to mortgage borrowers, according to a forecast from Borrell Associates released in 2016.

Home Maintenance and Improvement—Spending on home improvements and repairs totaled $298 billion in 2013, according to the Joint Center for Housing Studies of Harvard University in a January 2015 report. As noted in the report, 82% of home improvement and repair spending was on owner-occupied homes, with the remainder on rental units. Spending on advertising by the home improvement industry was approximately $10.9 billion in 2014, according to data presented in industry research reports from IBISWorld Inc. released in 2014.

Highly Fragmented, Local and Complex Market

The market for residential real estate transactions and home-related services is highly fragmented, local and complex. Each home has unique characteristics, including location, value, size, style, age and condition. Each consumer approaches home-related transactions with a personal set of objectives, priorities and values. Real estate agents generally operate in local markets as independent contractors with different experiences and skills. These conditions create challenges for consumers and real estate, rental, mortgage and home improvement professionals alike. Consumers are challenged to find information about homes and to find real estate, rental, mortgage and home improvement professionals who fit their individual needs. Real estate, rental, mortgage and home improvement professionals are challenged to efficiently advertise their services and identify new clients, and to measure the effectiveness of their marketing efforts.

Absence of Consumer Orientation

Historically, consumers had minimal access to comprehensive and objective residential real estate data, even though many home-related decisions are extraordinarily information-intensive. While real estate, rental, mortgage and home improvement professionals had some data, consumers did not have free, independent and easy access to data. Even when accessible, the data were difficult to interpret and analyze.

Increasing Role of Mobile Technologies and the Internet

Consumers are increasingly turning to mobile devices and the Internet to access real estate information. With the widespread adoption of mobile and location-based technologies, consumers increasingly expect home-related information to be available on their mobile devices where, when and how they want it. More than 65% of Zillow’s traffic now comes from a mobile device; on weekends it’s more than 70%. We believe that the technological platform shift from desktop computers to mobile devices benefits technology leaders like Zillow Group that are quick to innovate.

Competitive Advantages

We believe we have the following competitive advantages:

•	Powerful Brand and Scale. We have established a powerful brand identity that includes a portfolio of the largest and most vibrant brands, and we have built a large user community. The majority of our traffic comes direct, not dependent on search engines, with demonstrated consumer intent to visit Zillow Group’s brands. During the three months ended December 31, 2015, our traffic grew to 123.7 million average monthly unique users, an increase of 61% compared to the three months ended December 31, 2014. For additional information regarding key growth drivers, see “Key Growth Drivers” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•

Inimitable Database of Homes. Our living database of homes is the result of years of substantial investment, sophisticated economic and statistical analysis, complex data aggregation and millions of user contributions. Our dynamic and comprehensive living database includes detailed information on more than 110 million U.S. homes, and includes homes for sale, for rent and recently sold, as well as properties not currently on the market. This database is central to the value we provide to consumers and real estate, rental, mortgage and home improvement professionals. It contains extensive information that users can search, through an easy-to-use interface, to identify, analyze and compare homes. Our database is relevant to a broad range of users, including buyers, sellers, renters, homeowners, real estate agents and other real estate professionals. It includes information such as:

•	Property facts: Zestimate and its corresponding value range, number of bedrooms, number of bathrooms, square footage, lot size, assessed tax value and property type such as single-family, condominium, apartment, multifamily, manufactured home or land.

•	Listing information: price, price history and reductions, dollars per square foot, days on the market, listing type (such as for sale by agent, for sale by owner, pre-market inventory, which includes foreclosure, pre-foreclosure, Coming Soon and Make Me Move listings, new construction and rental homes), open houses, property photos and estimated monthly mortgage payment.

•	Purchase and sale data: prior sales information and recent sales nearby.

We synthesize data from hundreds of automated feeds, representing information from tens of thousands of public and private sources. Applying extensive computer analytics to the data, we transform it into information that is accessible, understandable and useful.

We refer to the database as “living” because the information is continually updated by the combination of our proprietary algorithms, synthesis of third-party data from hundreds of sources, and through improvements by us and, importantly, by our community of users. User-generated content from owners, agents and others enriches our database with photos and additional property information. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 60 million homes in our database and added more than 370 million home photos, creating exclusive home profiles not available anywhere else. Our inimitable database enables us to create content, products and services not available anywhere else, and attracts an active, vibrant community of users. As of December 31, 2015, we had published more than 1.8 million reviews, including more than 1.5 million reviews of local real estate agents and more than 210,000 reviews of mortgage professionals submitted by our users on Zillow. In addition, our users had submitted more than one million questions and answers in our discussion forum, Zillow Advice. Zillow Advice and Trulia Voices allow consumers to ask questions of real estate, rental, mortgage and home improvement professionals and other consumers and quickly learn more about homes and real estate topics of interest. In particular, many of our dedicated active contributors devote substantial time sharing their expertise about Zillow and the real estate market on Zillow Advice and Trulia Voices. Real estate, rental, mortgage and home improvement professionals who participate in Zillow Advice and Trulia Voices play a key role in helping to educate consumers, and benefit from exposure to consumers and resulting referrals.

•	Zestimates and Rent Zestimates. We have developed industry-leading automated home valuation models that use advanced statistical methods and complex, proprietary algorithms. We use these models to provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes. Based on our Zestimates, we produce Zillow Home Value Indexes at the neighborhood, zip code, city, metropolitan statistical area, county and national levels. Our Zillow Home Value Indexes have been cited by government entities such as the Federal Reserve Bank and the Congressional Oversight Panel, university studies and respected national publications. For historical comparisons, we provide up to 15 years of Zestimate history on each home and valuable information about property and real estate market trends. Our Zestimates, Rent Zestimates and Zillow Home Value Indexes allow consumers to evaluate homes and neighborhoods, and to easily evaluate historical trends, as they contemplate critical home-related decisions.

•

Mobile Leadership and Monetization. Shopping for a home is a far more meaningful consumer experience when it occurs curbside, untethered and on location, so we have developed and operate the most popular suite of mobile real estate applications across all major platforms. For example, on our flagship Zillow brand, during December 2015, more than 440 million homes, or 165 homes per second, were viewed on Zillow on a mobile device. More than 65% of Zillow’s traffic now comes from a mobile device; on weekends it’s more than 70%. Zillow Group’s suite of mobile applications includes 47 distinct real estate, rental, mortgage and home improvement applications that enable people to access and analyze information where, when and how they want it. We monetize our marketplace business on our mobile platform in the same way we do on our web platform.

•	Independent Market Positions and Consumer Focus. Zillow Group has been built independent of any real estate industry group. We maintain an unwavering commitment to giving consumers free access to as much useful information as possible. We provide unbiased information, products and services, empowering consumers to make informed decisions about homes and the residential real estate market. We believe our independence enables us to create compelling products and services with broad consumer appeal.

•	Multiple Robust Home-Related Marketplaces. We have created trusted and transparent marketplaces in real estate, rentals, mortgages and home improvement where consumers can identify and connect with local professionals that are best suited to meet their needs. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Technology Solutions for Professionals. We offer a suite of marketing and technology solutions to help real estate, rental and mortgage professionals grow their businesses and personal brands, including agent-only features on our mobile real estate applications.

•	Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, consumers can anonymously submit mortgage loan information requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders. Consumers can then choose to contact those lenders at their discretion. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. For the year ended December 31, 2015, there were approximately 46.8 million mortgage loan information requests submitted by consumers.

•	Personalized Experience. We present consumers and real estate, rental, mortgage and home improvement professionals with many opportunities to personalize their Zillow Group experience, leading to more informed home shopping and financing decisions. Users can save favorite homes on Zillow Group’s mobile applications and websites and receive monthly email updates on changes in those homes’ values, listing status, price changes and other data. Users also can customize “saved searches” for any neighborhood or zip code and receive daily email updates on new homes listed for sale, for rent, or price changes for existing listed homes. Once a favorite home or search parameters are saved on Zillow Group’s mobile applications and websites, a consumer or professional may access these personalized options every time they visit Zillow Group through a mobile device or on our websites, personalizing a Zillow Group experience unique to them.

•	Proven Management Team. We believe the broad experience and depth of our management team are distinct competitive advantages in the complex and evolving industry in which we compete. The Zillow Group management team has an extensive history building successful consumer Internet companies. In particular, we believe that the shared experience of our executives, many who held similar positions together at Expedia, Inc., provides our management team with unique cohesion and insight.

Growth Strategies

Our growth strategies are:

•	Focus on Consumers. Maintain our unwavering focus on consumers and leverage our industry independence to enhance existing products and services and develop new offerings with broad consumer appeal.

•	Enhance Our Living Database. Enhance the information in our database of homes, and use it as the foundation for new analyses, insights and tools to inform consumers throughout the home ownership lifecycle.

•	Leverage Our Mobile Leadership. Innovate and expand our offerings for mobile devices, continue to optimize for mobile web and launch more applications to extend our brand and products across additional mobile platforms.

•	Deepen and Strengthen and Expand Our Marketplaces. Deepen and strengthen our marketplaces by creating new opportunities for high-quality consumer-initiated connections with real estate, rental, mortgage and home improvement professionals when consumers want their services. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Efficiently Increase Brand Awareness. Expand targeted advertising programs, public relations, social media and content distribution to efficiently increase brand awareness.

•	Expand Our Platform. Expand our platform beyond advertising services for real estate, rental, mortgage and home improvement professionals by developing additional marketing and business technology solutions to help those professionals manage and grow their businesses and personal brands.

•	Optimize Growth Opportunities for Premier Agents. Optimize growth opportunities for Premier Agents participating in our marketplaces through development of a broad variety of marketing and business technology solutions and other enhanced services.

•	Leverage Our Sales Force. Leverage our sales force’s expertise with new advertising and technology offerings.

•	Pursue Strategic Opportunities. Pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position, enhance our capabilities and accelerate our growth. For example, our February 2015 acquisition of Trulia aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of Trulia, Zillow Group offers more real estate tools and services that empower consumers and drive more business for real estate professionals.

Advertising Products and Services

We provide advertising products and services for real estate, rental, mortgage and home improvement professionals that enable them to create and promote useful content for consumers.

Marketplace Advertising

Premier Agent Program

Zillow Group’s Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. Our multi-tiered Premier Agent advertising program, along with our DotLoop collaboration platform, Diverse Solutions agent website services, our CRM tools, and our rentals syndication tool, extend our platform beyond just marketing services for real estate agents to a platform that also includes other types of trade services and tools.

Trulia Real Estate Products

Our Trulia real estate products are primarily sold on a fixed fee subscription basis, and include Trulia Local Ads, Trulia Mobile Ads, Trulia Pro with featured listings and Trulia Seller Ads. Prior to the August 2015 integration of certain of Zillow’s and Trulia’s advertising products, Trulia Local Ads and Trulia Mobile Ads enabled real estate professionals to promote themselves on Trulia’s search results pages and property details pages for a local market area. Real estate professionals purchased subscriptions to these products based upon their specified market share for a city or zip code, at a fixed monthly price, for periods ranging from one month to one year, with pricing depending on demand, location, and the percentage of market share purchased. Following the August 2015 agent advertising product integration, Trulia Local Ads and Trulia Mobile Ads products are no longer sold by Zillow Group. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes.

Mortgages

In our mortgages marketplace, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. For the year ended December 31, 2015, there were approximately 46.8 million mortgage loan information requests submitted by consumers. Consumers decide if and when to contact the mortgage professionals who provide quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans. Our custom mortgage quote service is operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement.

Zillow Group Rentals

Zillow Group continues to develop its rental marketplace on mobile and Web. Zillow Group Rentals is a marketplace for consumers and suite of tools for rental professionals, and is the largest rental network on the Web. Zillow Group Rentals includes listing distribution across Zillow, Trulia and HotPads, reaching millions of rental shoppers each month. Zillow Rent Connect advertisers gain access to the leading technology platform that connects rental properties with consumer contacts.

Display Advertising

Our display advertising primarily consists of graphical mobile and web advertising sold on a CPM basis. We offer customers display advertising opportunities on our mobile applications through display ads that are optimized for the mobile experience, on our home page, and on individual web pages, through graphical displays and text links.

Information Products and Services

We provide consumers with information products and services to enable them to make intelligent decisions about homes.

Zestimates and Rent Zestimates

Our Zestimate and Rent Zestimate valuations are computed using complex, proprietary algorithms we have developed and refined through years of statistical analysis and technological development.

A Zestimate is our estimated current market value of a home. We generate Zestimates using a variety of information, including:

•	Physical attributes: location, lot size, square footage, number of bedrooms and bathrooms and many other details.

•	Tax assessments: property tax information, actual property taxes paid, exceptions to tax assessments and other information provided in the tax assessors’ records.

•	Prior and current transactions: actual sale prices over time of the home itself and comparable recent sales of nearby homes.

We use proprietary automated valuation models that apply advanced algorithms to analyze our data to identify relationships within a specific geographic area between home-related data and actual sales prices. Home characteristics, such as square footage, location or the number of bathrooms, are given different weights according to their influence on home sale prices in each specific geographic area over a specific period of time, resulting in a set of valuation rules, or models, that are applied to generate each home’s Zestimate.

To improve the accuracy of our Zestimates, our algorithms automatically remove or reconcile data that would otherwise inappropriately skew the valuation rules. In addition, our algorithms will automatically generate a new set of valuation rules based on the constantly changing universe of data included in our database. This allows us to provide timely home value information on a massive scale, updated three times a week.

We publicly disclose the accuracy of our Zestimates to further empower consumers in assessing a home’s value. The accuracy may be impacted by a variety of factors, including the amount of data about homes we have for a particular geographic area.

A Rent Zestimate is our estimated current monthly rental price of a home, computed using similar automated valuation models we have designed to address the unique attributes of a rental home. We estimate rental prices on more than 100 million homes, including apartments, single-family homes, condominiums and townhomes.

Zillow Digs

Zillow Digs is the hub for home improvement and design on Zillow. Consumers can browse millions of design ideas for every room, budget and style. Product and paint tags identify the elements in the space, giving consumers the information to recreate the look of the room in their own space. Each product tag provides retailer information, pricing and the link to purchase the item. Additionally, Zillow Digs Estimates give consumers the estimated cost of thousands of real bathrooms and kitchens in Zillow Digs’ ever-increasing portfolio of photos and are computed using Zillow’s proprietary algorithm, which includes real-world data from local contractors such as size, materials, finish level, and regional labor and material rates.

Rich, Searchable Home-Related Data and Analysis

We provide consumers and real estate professionals with a rich set of home-related information. Through our mobile applications and websites, users can access detailed information about homes, including:

Value Information	Zestimate	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Rental price	Zillow Home Value Index Forecasts
	Make Me Move price	Tax-assessed value
	Easy links to county assessor records	Property taxes paid
	Regional 12 month home value forecast	Price per square foot
Regional foreclosure statistics

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type
	Construction quality	Garage size

Neighborhood Information	School district	School ratings
	Elementary school	Walkability
	Middle school	Transit access
	High school	Crime data

For Sale Listing Details	Price	Price reductions
	Listing agent information	Days on Zillow or Trulia
	Listing brokerage information	MLS number
	Link to listing source	Foreclosure stage and type
	Property type and property features	Home overview description
	Open house dates and times	Neighborhood name and description
	Virtual tour	Coming Soon on market date

Rental Listing Details	Building name and number of stories	Property manager
	Rent amount and lease terms	Parking availability
	Application and deposit fees	Utilities and amenities
Historical rental listings

Consumers and real estate professionals can update property information by, for example, adding home photos and personalized information regarding the neighborhood or school district, creating exclusive home profiles not available anywhere else.

Our map-based user interface enables our users to search, navigate and zoom to areas of interest and find and compare home information quickly and efficiently from a variety of different perspectives across homes, neighborhoods, cities, counties and other geographical regions. Our consumer search experience supports complex search queries and filters across our data set of homes, allowing consumers to customize their searches and gain actionable insights.

Our team of economists and statisticians generates unbiased local and national real estate data and analysis on 908 metropolitan areas and approximately 11,200 individual neighborhoods that we provide to consumers and real estate, rental, mortgage and home improvement professionals at no cost. This gives our users access to local market trends and data, such as home price cuts, list to sale price ratio and foreclosure data that was historically not easily obtained, if available at all. Users can compare these metrics across neighborhoods and different time periods using our real-time charting and filtering.

For Sale and Rental Listings

We provide comprehensive for sale and rental listings through relationships with real estate brokerages, real estate listings aggregators, multiple listing services, apartment management companies, home builders and other third parties. In addition, we provide consumers with access to exclusive home listings, such as our Make Me Move listings, which are a homeowner’s posted price at which they would be willing to move. We also show listings that may not be available on other sources, including for sale by owner, pre-market inventory, including our Coming Soon listings, and rental listings. Real estate agents and landlords may feature and gain more exposure for their listings through our advertising products.

Historically, a substantial portion of the listings displayed on our mobile applications and websites was provided to us by a single real estate listing aggregator pursuant to platform services agreements. These listings provided revenue-generating opportunities as impressions were delivered through our mobile applications and websites. Pursuant to agreements with the real estate listing aggregator, the platform services agreements expired on April 7, 2015. Through various data acquisition efforts, including the January 2015 launch of the Zillow Data Dashboard, a new listing management and reporting platform that allows Multiple Listing Services, or MLSs, and brokers to provide listings directly to Zillow Group, we have made significant progress in replacing the listings previously provided under the platform services agreements. Since January 2015, nearly 400 MLSs have signed agreements to send listings directly to Zillow and Trulia.

Marketplace of Real Estate Agents

We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including more than 1.8 million ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization, number of listings and number of contributions to Zillow Advice and Trulia Voices.

Marketplace of Mortgage Professionals

In our mortgages marketplace, consumers can anonymously request free, personalized mortgage quotes from consumer-rated and -reviewed mortgage professionals. Consumers can then choose to contact those mortgage professionals at their discretion. For the year ended December 31, 2015, there were approximately 46.8 million mortgage loan information requests submitted by consumers. As of December 31, 2015, we had published more than 210,000 reviews of mortgage professionals submitted by our users.

Home-Related Advice and Discussions

Consumers have many questions and often seek advice during various stages of their home-ownership lifecycle. The Zillow Advice section of our Zillow.com website and Trulia Voices section of our Trulia.com website capture questions and discussion topics from our users, both consumers and real estate, rental, mortgage and home improvement professionals. This allows our consumers to ask questions of other consumers and real estate, rental, mortgage and home improvement professionals and quickly learn more about relevant topics. Our users have submitted more than one million questions and answers to Zillow Advice as of December 31, 2015. Zillow Advice and Trulia Voices also provide real estate, rental, mortgage and home improvement professionals with an opportunity to help educate consumers and demonstrate their local expertise. These discussions and content are also indexed and searchable by geography and other custom parameters, allowing users to quickly find the information they seek. Email updates are used to provide ongoing monitoring and delivery of posts related to topics of interest.

Mobile Access

We operate the most popular suite of mobile real estate applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate, rental, mortgage and home improvement professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer standing curbside at a home for sale can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can call a real estate professional through our mobile applications to get more information or schedule a showing. For example, on our flagship Zillow brand, during December 2015, more than 440 million homes were viewed on Zillow on a mobile device, which equates to 165 homes per second.

Marketing

We believe Zillow Group has considerable opportunity to increase brand awareness and grow traffic through product development, targeted advertising programs and strategic partnerships. As such, we selectively advertise to consumers and professionals in various online and offline channels that have tested well for us and pursue strategic partnerships that drive traffic and brand awareness for Zillow Group.

At Zillow Group, marketing begins with product development, which then becomes amplified by effective brand advertising and marketing communications. We create immersive consumer products that people want to use frequently, talk about and share. The engaging nature of our products enables us to execute compelling advertising campaigns integrated with our robust and viral communications program, which together comprise the primary drivers of our brand awareness and traffic acquisition efforts. For example, for our flagship Zillow brand, we launched our consumer brand with communications at the core of our marketing strategy. Next, after years of vigorous field testing, we began large-scale national advertising in early 2013 on television and across other complementary channels, which has continued through the year ended December 31, 2015. In part as a result of these advertising efforts, our traffic has grown to 123.7 million average monthly unique users for the three months ended December 31, 2015, an increase of 61% compared to the three months ended December 31, 2014. The majority of our traffic and brand awareness comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow Group brands.

The communications team for our flagship Zillow brand includes former print and broadcast journalists who have established Zillow Group as an authoritative source for information on a broad range of home and real estate-related subjects. A typical week includes commentary from our real estate experts across dozens of national print and broadcast media outlets, guest opinion pieces or blog posts by our chief economist, and wide-ranging national and local media coverage of Zillow Group products, listings, data and consumer tips. We also produce considerable home and real estate-related content on Zillow Blog and Trulia’s Blog that is syndicated across dozens of prominent media sites. Zillow Blog and Trulia’s Blog content ranges from real estate market trends, to home financing tips, to celebrity real estate listings.

We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 794 U.S. markets. Data is released on a monthly and quarterly basis, and the data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the

Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News and Bloomberg. We believe the considerable effort we have spent on public relations and social media has allowed us to build large and credible brands.

Our living database of homes creates significant opportunities for home-ownership lifecycle marketing. A typical person will at various times in life be a renter, buyer, homeowner, remodeler, mortgage refinancer or seller, and this presents opportunities to communicate with consumers over many years before, during and after a transaction. We actively communicate with our users through email and social media channels.

Sales, Consumer Care and Customer Support

Our sales teams are responsible for generating advertising customers across our mobile applications and websites.

Our largest sales teams sell our Premier Agent products to real estate agents, and are located in Seattle, Washington, Denver, Colorado, and Irvine, California. We also have a sales team in Seattle, Washington that sells our rental products to rental professionals. In addition, we have sales teams in Seattle, Washington, New York, New York and Lincoln, Nebraska that support sales in our mortgage marketplaces and display advertising. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain a field sales team in San Francisco, California, New York, New York, Chicago, Illinois, and Detroit, Michigan, to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries.

We believe that consumer care and customer support are important to our success. Our consumer care and customer support teams are located in Seattle, Washington, and Denver, Colorado. Our customer support team responds to commercial and technical issues from our advertisers, and our consumer care team responds to consumer issues from our user community. The Zillow Advice and Trulia Voices forums augment our consumer care by enabling consumers to obtain answers to questions from our employees and other members of our user community, including real estate, rental, mortgage and home improvement professionals.

Technology and Infrastructure

Zillow Group is a data- and technology-driven company. Our technical infrastructure, mobile applications and websites are built to provide consumers and real estate, rental, mortgage and home improvement professionals with access to rich real estate data and powerful online tools to help them accomplish their home-related goals. Many of our services are available through real-time web-based application programming interfaces that allow our information to be easily integrated into third-party websites. We provide HTML and JavaScript-based widgets to allow easy integration of Zillow Group information onto other websites, with little custom programming. Our technology platform is built using industry-leading third-party and internally developed software as well as open source technologies. This combination allows for rapid development and release of high-performance software in a cost-effective and scalable manner. Our mobile applications and websites are designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems so that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage content delivery networks and use other third-party cloud computing services, including map-related and ad serving services, to ensure fast and local access to content. We employ a host of encryption, antivirus, firewall, monitoring, and patch-management technology to protect and maintain our systems.

Our Zillow technical infrastructure, mobile applications and websites are hosted at a third-party facility located in the Seattle area. Additionally, we utilize third-party web services for cloud computing and storage to assist in service growth and redundancy. Content delivery network solutions have been put in place to ensure fast and local access to content. Development and test environments are located either in a data center we manage at our corporate headquarters or are hosted by third-party cloud computing infrastructure.

We currently manage our Trulia mobile applications and website from three locations. The primary location where we host our production environment is within a shared data center in Santa Clara, California. We also have a second hosted facility located in Denver, Colorado where we support our production environment and provide redundancy, backup and load balancing. We use a third hosted facility located in Oakland, California for production service backup and for our development environment.

For information about our research and development costs, see Note 2 of the accompanying notes to our consolidated financial statements included within this annual report.

Intellectual Property

We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

Our trademarks registered in the United States and several other jurisdictions include, but are not limited to, “Zillow,” “Trulia,” “Zestimate,” “Premier Agent,” “Dueling Digs,” “Make Me Move,” “Diverse Solutions,” “dsIDXpress,” “Mortech,” “Marksman,” “Hotpads,” “StreetEasy,” “Retsly,” “dotloop,” “Digs,” “Find Your Way Home,” the Z in a house logo, the Trulia marker logo, as well as logos that correspond with several of our other trademarks. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.

We have 18 patents issued in the United States and internationally. These patents cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, the collection, storage and display of home attribute values, providing for a multi-faceted search, and other proprietary techniques relevant to our products and services. We have 47 patent applications pending in the United States and internationally, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

We are the registered holder of a variety of domestic and international domain names that include “Zillowgroup.com,” “Zillow.com,” “Trulia.com,” “RealEstate.com,” “DiverseSolutions.com,” “Mortech.com,” “HotPads.com,” “Streeteasy.com,” “DotLoop.com,” “Retsly.com,” and other similar variations.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment provisions. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile applications and websites.

Competition

We face competition to attract consumers to our mobile applications and websites and to attract advertisers to purchase our advertising products and services.

Competition for Consumers

We compete for the attention of consumers with companies that operate, or could develop, national and local real estate, rental, mortgage and home improvement mobile applications and websites. We compete for consumers primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, and brand awareness and reputation. We believe we compete favorably on these factors.

Competition for Advertisers

We compete for advertising customers, such as real estate professionals, with media companies, including companies dedicated to providing mobile and web-based real estate, rental, mortgage and home improvement information and services to real estate professionals and consumers, local brokerage sites and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as newspapers, television, magazines, and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate agents, mortgage professionals, property managers or rental agents to advertise their qualifications or listings. We compete for advertising revenue based on perceived return on investment and perceived transaction readiness and overall quality of consumer leads, the effectiveness and relevance of our advertising products, pricing structure and our ability to effectively deliver types of ads to targeted demographics. We believe we compete favorably on these factors.

Government Regulation

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet and through mobile applications. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices, and the Internet, including the Telephone Consumer Protect Act, the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state laws. In addition, some of our mortgage advertising products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement. Though we do not take mortage applications or make loans or credit decisions in connection with loans, Zillow Group Mortgages, Inc. is subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker.

By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage professionals, banks, property managers, rental agents and some of our other customers and advertisers on our mobile applications and websites are subject to various state and federal laws and regulations relating to real estate, rentals and mortgages. We endeavor to ensure that any content created by Zillow is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and consumers for their activities through, and the content they provide on, our mobile applications and websites. The real estate, mortgages, and rentals industries are subject to significant state and federal regulation; though we provide advertising services and technology solutions to real estate, mortgages, and rentals professionals, certain of our activities may be deemed to be covered by these industry regulations. Since the laws and regulations governing real estate, rentals and mortgages are constantly evolving, it is possible that we may have to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future.

Employees

As of December 31, 2015, we had 2,204 full-time employees.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K.

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

The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

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

Risks Related to the Acquisition of Trulia

We May Experience Difficulties in Realizing the Expected Benefits of the Acquisition of Trulia.

The Trulia acquisition was completed on February 17, 2015, and the integration is substantially complete as of December 31, 2015. Integration resulted in substantial financial costs and required the investment of personnel time and attention and other resources. The success of the acquisition of Trulia depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining Zillow and Trulia in an efficient and effective manner. We may never realize these business opportunities and growth prospects.

Purchase Price Accounting in Connection with our Acquisition of Trulia Requires Estimates Which Are Subject to Change in the Future. Future Changes to These Estimates Could Impact Our Condensed Consolidated Financial Statements and Our Future Operating Results.

Under the acquisition method of accounting, the purchase price paid for Trulia is allocated to the underlying Trulia tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the acquisition date is preliminary. Zillow Group anticipates that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one-year measurement period following the date of completion of the acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.

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

Risks Related to Our Business and Industry

If Real Estate, Rental and Mortgage Professionals or Other Advertisers Reduce or End Their Advertising Spending With Us and We are Unable to Attract New Advertisers, Our Business Would Be Harmed.

Our current financial model depends on advertising revenue generated primarily through sales to real estate agents and brokerages, rental professionals, mortgage professionals and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including how successfully we can:

•	increase the number of consumers who use our products and services and enhance their user experience so we can retain them;

•	offer an attractive return on investment to our advertisers for their advertising spending with us;

•	continue to develop our advertising products and services, including the expansion of those products and services to new advertising customers;

•	keep pace with and anticipate changes in technology to provide industry-leading products and services to advertisers and consumers; and

•	compete effectively for advertising dollars with other online media companies.

We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as existing contracts for our Premier Agent advertising programs expire, we may not be successful in renewing these contracts, securing new contracts or increasing the amount of revenue we earn for a given contract over time. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce their advertising with us or choose not to advertise with us.

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

We Compete in a Dynamic and Nascent Industry, and We May Invest Significant Resources to Pursue Strategies That Do Not Prove Effective.

The industry for residential real estate information marketplaces and related advertising services on mobile and Web is in early stages of development, and significant shifts in consumer and professional behaviors occur constantly and rapidly. We continue to learn a great deal about the behaviors and objectives of residential real estate market participants as the industry evolves. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel, and other resources to pursue strategies that do not, ultimately, prove effective such that our results of operations and financial condition may be harmed.

We Depend on the Real Estate Industry, and Changes to That Industry, or Declines in the Real Estate Market or Increases in Mortgage Interest Rates, Could Reduce the Demand for Our Products and Services.

Our financial results significantly depend on real estate shoppers using our services. Real estate shopping patterns depend on the overall health of the real estate market. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership and the ability of market participants to close transactions. Changes to the real estate industry, declines in the real estate market or increases in mortgage interest rates could reduce demand for our services. Real estate markets also may be negatively impacted by a significant natural disaster, such as earthquake, fire, flood or other disruption. In addition, real estate, rental, and mortgage professionals are subject to comprehensive federal, state, and local laws and regulations which may cause them to significantly alter, decrease, or terminate their purchase of our products and services. Seasonality, micro- and macroeconomic factors, government regulation, and other similar factors may decrease consumer usage as well as sales to our advertisers and other customers, which could harm our results of operations and financial condition.

We May Not Be Able to Maintain or Establish Relationships With Real Estate Brokerages, Real Estate Listing Aggregators, Multiple Listing Services, Property Management Companies, Home Builders and Other Third-Party Listing Providers, Which Could Limit the Information We Are Able to Provide to Our Users.

Our ability to attract users to our mobile applications, websites and other tools depends to some degree on providing a robust number of for-sale and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services, property management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, changes to our rights to use listing data, or an inability to continue to add new listing providers, may cause our listing data to omit information important to users of our products and services. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

Historically, a substantial portion of the listings displayed on our mobile applications and websites was provided to us by a single real estate listing aggregator pursuant to platform services agreements. These listings provided revenue-generating opportunities as impressions were delivered through our mobile applications and websites. Pursuant to agreements with the real estate listing aggregator, the platform services agreements expired on April 7, 2015. Through various data acquisition efforts, including the January 2015 launch of the Zillow Data Dashboard, a new listing management and reporting platform that allows Multiple Listing Services, or MLSs, and brokers to provide listings directly to Zillow, we have made progress in replacing the listings previously provided under the platform services agreements. Since January 2015, nearly 400 MLSs have signed agreements to send listings directly to Zillow and Trulia. However, we may not be able to fully replace the listings in a timely manner or on terms favorable to us, if at all, which could harm our business, results of operations and financial condition.

We May Not Be Able to Maintain or Establish Relationships With Data Providers, Which Could Limit the Information We Are Able to Provide to Our Users and Impair Our Ability to Attract or Retain Users.

We obtain real estate data, such as sale transactions, property descriptions, tax-assessed value and property taxes paid, under licenses from third-party data providers. We use this data to enable the development, maintenance and improvement of our information services, including Zestimates, Rent Zestimates and our living database of homes. We have invested significant time and resources to develop proprietary algorithms, valuation models, software and practices to use and improve on this specific data. We may be unable to renew our licenses with these data providers, or we may be able to do so only on terms that are less favorable to us, which could harm our ability to continue to develop, maintain and improve these information services and could harm our business, results of operations and financial condition.

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

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in the Zillow database for which we have sufficient data to produce the Zestimate. Similarly, we gather, and make available to our consumers, reviews on real estate, rental, mortgage and home improvement professionals, even if those reviews are unfavorable. Although real estate, rental, mortgage and home improvement professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

We May in the Future Be Subject to Disputes Regarding the Accuracy of Our Zestimates and Rent Zestimates.

We provide our users with Zestimate and Rent Zestimate home and rental valuations. Zestimates are our estimated current market values of a home based on our proprietary automated valuation models that apply advanced algorithms to analyze our data; they are not appraisals. A Rent Zestimate is our estimated current monthly rental price of a home, using similar automated valuation models that we have designed to address the unique attributes of rental homes. Revisions to our automated valuation models, or the algorithms that underlie them, may cause certain Zestimates or Rent Zestimates to vary from our expectations for those Zestimates or Rent Zestimates. In addition, from time to time, users disagree with our Zestimates and Rent Zestimates. Any such variation in Zestimates or Rent Zestimates or disagreements could result in distraction from our business or potentially harm our reputation and could result in legal disputes.

We May Be Unable to Increase Awareness of the Zillow Group Brands Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow Group brands, including Zillow and Trulia, which we believe are key assets of our company. Awareness and perceived quality and differentiation of the Zillow Group brands are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. In 2013 and 2014, we significantly increased our advertising investment to increase brand awareness and grow traffic, and this investment continued through 2015. We expect to continue to invest in our paid advertising. Paid advertising may not continue to be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

If We Fail to Manage Our Growth Effectively, Our Brands, Results of Operations and Business Could Be Harmed.

We have experienced rapid and significant growth in our headcount and operations, including as a result of the February 2015 Trulia acquisition, which places substantial demand on management and our operational infrastructure. The majority of our employees have been with us for fewer than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. In particular, we expect to continue to pursue strategic opportunities and make substantial investments in our technology and development and sales and marketing organizations. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

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

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	consumer and industry acceptance of products and services offered by the acquired company;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	coordination of product, engineering and sales and marketing functions;

•	retention of employees from the acquired company;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company; and

•	impairment charges associated with goodwill and other acquired intangible assets.

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

Risks Related to Our Intellectual Property and Technology

If Our Security Measures Are Compromised, We May Be Subject to Legal Claims and Suffer Significant Losses, and Consumers May Curtail Use of Our Products and Services and Advertisers May Reduce Their Advertising on Our Mobile Applications and Websites.

Our products and services involve the transmission and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers and credit card information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in mobile application or website performance or availability problems, the complete shutdown of our mobile applications or websites, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, we may be subject to legal claims, government investigation and additional state and federal statutory requirements, users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, and advertisers may decrease or stop advertising on our mobile applications or websites. In May 2015, for example, we detected a distributed denial of service attack against our website, zillow.com. Upon detection, standard response protocols were immediately initiated, filtering malicious traffic and restoring network performance. This incident did not have a material adverse effect on our business, and there is no indication that our internal controls were compromised. Despite the additional network detection tools we implemented, we cannot ensure that we will not experience future incidents.

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

Risks Related to Regulatory Compliance and Legal Matters

We Are, and May in the Future Become, Subject to a Variety of Federal and State Laws, Many of Which Are Unsettled and Still Developing and Which Could Subject Us to Claims or Otherwise Harm Our Business.

We are currently subject to a variety of, and may in the future become subject to additional, federal and state laws that are continuously evolving and developing, including laws regarding the real estate, rental, mortgage and home improvement industries, mobile- and Internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the Telephone Consumer Protect Act, the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state laws. These laws can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

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

Certain of our mortgage advertising products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement. Though we do not take mortage applications or make loans or credit decisions in connection with loans, Zillow Group Mortgages, Inc. is subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker. Further, due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain additional real estate brokerage and mortgage broker licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate and mortgage broker licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments or commissions from real estate professionals, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

We are From Time to Time Involved In, or May In the Future be Subject to, Claims, Suits, Government Investigations, and Other Proceedings That May Result In Adverse Outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters, including for example, the compliance review by the Wage and Hour Division of the U.S. Department of Labor described below in Part I, Item 3. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. For instance, for the fiscal year ended December 31, 2015, we incurred approximately $27.1 million in legal costs related to our litigation with Move, Inc., described below in Part I, Item 3. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition. As an example, in connection with our litigation with Move, Inc., described below in Part I, Item 3, the plaintiffs recently indicated that they are seeking damages which, if actually awarded, would have a material adverse effect on our business, operating results and financial condition. See “Legal Proceedings” below in Part I, Item 3.

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

Risks Related to Our Financial Statements

We Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of December 31, 2015, we had an accumulated deficit of $276.6 million. Although we have experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

We Expect Our Results of Operations to Fluctuate on a Quarterly and Annual Basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of fluctuations in the quantity of, and the price at which we are able to sell, our remnant advertising, seasonal variances of home sales, which historically peak in the spring and summer seasons, and the size and seasonal variability of our advertisers’ marketing budgets. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $735.2 million, state net operating loss carryforwards of approximately $11.6 million (tax effected), and net tax credit carryforwards of approximately $17.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. In connection with Zillow’s August 2013 public offering of Zillow Class A Common stock, Zillow experienced an ownership change that triggered Section 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with Zillow Group’s February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

Risks Related to Ownership of Our Common and Capital Stock

Our Class A Common Stock and Class C Capital Stock Prices May Be Volatile, and the Value of an Investment in Our Class A Common Stock and Class C Capital Stock May Decline.

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, since shares of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $22.58 per share to $39.13 per share (adjusted for the Class C Stock Split (as defined below)) through December 31, 2015. Since shares of our Class C capital stock began trading in August 2015, the closing price of our Class C capital stock has ranged from $23.27 per share to $33.45 per share through December 31, 2015. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	announcements of technological innovations or new offerings by us or our competitors;

•	additions or departures of key personnel;

•	changes in laws or regulations applicable to our services;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A common stock and Class C capital stock by us or our shareholders;

•	issuances of our Class A common stock upon conversion of Trulia’s Convertible Senior Notes due in 2020;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock and Class C capital stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have in the past been the target of this type of litigation, and we may continue to be the target of this type of litigation in the future. Past and future securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Structure of Our Capital Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2015, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 32.6% and 21.3%, respectively, of the voting power of our outstanding capital stock.

For the foreseeable future, Mr. Barton and Mr. Frink will therefore have significant control over our management and affairs and will be able to control most matters requiring shareholder approval, including the election or removal (with or without cause) of directors and the approval of any significant corporate transaction, such as a merger or other sale of us or our assets. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law or as expressly provided in our amended and restated articles of incorporation), the issuance of Class C capital stock (instead of Class A common stock) could prolong the duration of Mr. Barton’s and Mr. Frink’s relative ownership of our voting power. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that you, as a shareholder, may otherwise support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock or Class C capital stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock and Class C capital stock.

Future Sales of Our Stock in the Public Market Could Cause Our Stock Price to Decline.

Our Class A common stock began trading on The Nasdaq Global Select Market on February 18, 2015, and our Class C capital stock began trading on The Nasdaq Global Select Market on August 17, 2015. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our Class A common stock and Class C capital stock from time to time. There is currently no contractual restriction on our ability to issue additional shares, and all of our outstanding shares are generally freely tradable, except for shares held by our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with the volume restrictions of Rule 144. Sales of a substantial number of shares of our Class A common stock and Class C capital stock could cause our stock price to decline. In addition, we may in the future issue shares of Class C capital stock for financings, acquisitions or equity incentives. If we issue shares of Class C capital stock in the future, such issuances would have a dilutive effect on the economic interest of our Class A common stock.

If Securities or Industry Analysts Do Not Publish Research or Publish Inaccurate or Unfavorable Research About Our Business, Our Class A Common Stock and Class C Capital Stock Price and Trading Volume Could Decline.

The trading market for our Class A common stock and Class C capital stock depends in part on the research and reports that securities or industry analysts publish about our company. If few or no securities or industry analysts cover our company, the market price of our publicly-traded stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts covering us fail to publish reports on us regularly, demand for our stock could decline, which could cause our stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

San Francisco, California

In connection with our February 2015 acquisition of Trulia, Inc. (“Trulia”), we assumed a lease agreement for office space in San Francisco (as amended from time to time, the “San Francisco Lease”), which houses Trulia’s corporate headquarters and beginning in March 2015, also houses Zillow’s personnel located in San Francisco. Pursuant to the terms of the San Francisco Lease, we lease a total of approximately 79,000 square feet, and we are obligated to make escalating monthly lease payments that began in November 2014 and continue through September 2023. In July 2014, Trulia entered into a lease amendment under which we lease an additional 26,620 square feet of office space under the same terms and conditions.

In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In March 2015, we ceased use of this space in connection with our February 2015 acquisition of Trulia, and in May 2015, we sublet this office space to another occupant. Pursuant to the terms of the operating lease, we lease an additional 8,311 square feet of office space that commenced in October 2015 under the same terms and conditions.

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

Item 3. Legal Proceedings

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

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The plaintiffs seek, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against plaintiffs that alleged, among other things, that plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation, and defendants each filed a motion for partial summary judgment against plaintiffs regarding the preemption of their common law claims by the Uniform Trade Secrets Act. A hearing was held on February 5, 2016 regarding the motions that the court is currently taking under advisement. An evidentiary hearing regarding plaintiffs’ spoliation motion has been scheduled for April 2016. The plaintiffs recently indicated that they are seeking damages which, if actually awarded, would have a material adverse effect on our business. We believe the plaintiffs’ allegations are without merit and their calculations of damages are baseless. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. The trial date is scheduled for June 2016.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits sought, among other things, equitable relief that would have enjoined the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On

October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting an agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Court of Chancery that same day. Thereafter, the parties negotiated and agreed to a stipulation of settlement, and after notice to the class, the Court of Chancery held a settlement hearing on September 16, 2015 where the Court requested the parties to make further submission in connection with the settlement. By an opinion dated January 22, 2016, the Court denied approval of the settlement.

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the issuance of the Class C Stock Split was held on August 5, 2015, and the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs filed a consolidated class action complaint on September 18, 2015 naming and seeking relief from only our co-founders as defendants. On December 4, 2015, defendants filed a motion to dismiss the consolidated class action complaint, and a hearing to consider that motion to dismiss is scheduled for March 2016.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock has traded on The Nasdaq Global Select Market under the symbol “ZG” since August 17, 2015 and under the symbol “Z” from July 20, 2011 through August 14, 2015. The following table sets forth, for each quarterly period indicated, the high and low sales prices per share for our Class A common stock as quoted on The Nasdaq Global Select Market, adjusted for the Class C Stock Split (see Note 14 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Class C Stock Split):

	High	Low
Year Ended December 31, 2015:
First Quarter	$44.40	$29.76
Second Quarter	34.69	26.73
Third Quarter	29.84	22.58
Fourth Quarter	35.47	24.76

	High	Low
Year Ended December 31, 2014:
First Quarter	$34.07	$25.33
Second Quarter	48.50	28.21
Third Quarter	54.97	37.51
Fourth Quarter	42.63	31.41

Our Class B common stock is not listed and there is no established public trading market.

Our Class C capital stock has traded on The Nasdaq Global Select Market under the symbol “Z” since August 17, 2015. Prior to that time, there was no public market for our Class C capital stock. The following table sets forth, for each quarterly period indicated, the high and low sales prices per share for our Class C capital stock as quoted on The Nasdaq Global Select Market:

	High	Low
Year Ended December 31, 2015:
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	28.54	23.00
Fourth Quarter	33.62	22.80

Holders of Record

As of February 4, 2016, there were 126, three, and 129 holders of record of our Class A common stock, our Class B common stock, and our Class C capital stock, respectively.

Dividends

We have never declared or paid a cash dividend on our common or capital stock and we intend to retain all available funds and any future earnings to fund the development and growth of our business. We therefore do not anticipate paying any cash dividends on our common or capital stock in the foreseeable future. Any future determinations to pay dividends on our common or capital stock would depend on our results of operations, our financial condition and liquidity requirements, restrictions that may be imposed by applicable law or our contracts, and any other factors that our board of directors may consider relevant.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On February 19, 2015, in connection with a sponsorship agreement involving an equity-based payment to a non-employee recipient, we issued 1,391 (the share amount has not been adjusted for the Class C Stock Split) restricted shares of our Class A common stock to the recipient. This transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The recipient of restricted shares of our Class A common stock in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient had adequate access, through their relationships with us, to information about Zillow Group.

There were no other sales of unregistered securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following graph compares our cumulative total shareholder return on Zillow Group’s common stock with the NASDAQ Composite Index and the RDG Internet Composite Index.

For our Class A common stock, this graph covers the period from July 20, 2011, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2015 (adjusted to give effect to the Class C Stock Split). This graph assumes that the value of the investment in Zillow Group’s Class A common stock and each index (including reinvestment of dividends) was $100 on July 20, 2011.

For our Class C capital stock, this graph covers the period from August 3, 2015, using the closing price for the first day of trading during the when-issued trading period prior to the Class C Stock Split, through December 31, 2015. This graph assumes that the value of the investment in Zillow Group’s Class C capital stock (including reinvestment of dividends) was $100 on August 3, 2015.

The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and our previously audited financial statements that are not included herein. We have included Trulia, Inc. in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Our historical results are not necessarily indicative of our results to be expected in any future period. We have given retroactive effect to prior period share and per share amounts in our consolidated statements of operations for the August 2015 Class C Stock Split so that prior periods are comparable to current period presentation (see Note 14 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Class C Stock Split).

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$644,677	$325,893	$197,545	$116,850	$66,053
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	61,614	29,461	18,810	14,043	10,575
Sales and marketing (1)	307,089	169,462	108,891	49,105	25,725
Technology and development (1)	198,565	84,669	48,498	26,614	14,143
General and administrative (1)	170,445	65,503	37,919	20,024	14,268
Acquisition-related costs	16,576	21,493	376	1,267	345
Restructuring costs (1)	35,551	—	—	—	—
Loss on divestiture of business	4,368	—	—	—	—

Total costs and expenses	794,208	370,588	214,494	111,053	65,056

Income (loss) from operations	(149,531)	(44,695)	(16,949)	5,797	997
Other income	1,501	1,085	385	142	105
Interest expense	(5,489)	—	—	—	—

Income (loss) before income taxes	(153,519)	(43,610)	(16,564)	5,939	1,102
Income tax benefit	4,645	—	4,111	—	—

Net income (loss)	$(148,874)	$(43,610)	$(12,453)	$5,939	$1,102

Net income (loss) attributable to common shareholders	$(148,874)	$(43,610)	$(12,453)	$5,939	$—
Net income (loss) per share attributable to common shareholders—basic	$(0.88)	$(0.36)	$(0.12)	$0.07	$—
Net income (loss) per share attributable to common shareholders—diluted	$(0.88)	$(0.36)	$(0.12)	$0.06	$—
Weighted average shares outstanding—basic	169,767	120,027	108,087	90,582	59,445
Weighted average shares outstanding—diluted	169,767	120,027	108,087	98,127	66,915

(1) Includes share-based compensation as follows:
Cost of revenue	$4,694	$1,844	$737	$380	$189
Sales and marketing	25,391	7,320	10,969	2,433	388
Technology and development	26,849	11,681	4,660	1,886	546
General and administrative	48,280	13,240	7,070	1,912	822
Restructuring costs	14,859	—	—	—	—

Total	$120,073	$34,085	$23,436	$6,611	$1,945

(2) Amortization of website development costs and intangible assets included in technology and development	$63,189	$29,487	$19,791	$11,179	$5,384

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$520,289	$455,920	$437,726	$203,483	$92,136
Working capital	493,672	352,141	282,903	184,661	71,713
Property and equipment, net	89,639	41,600	27,408	16,948	7,227
Total assets	3,135,700	649,730	608,063	307,549	116,668
Long-term debt	230,000	—	—	—	—
Deferred tax liabilities and other long-term liabilities	132,482	—	—	—	—
Total shareholders’ equity	2,679,053	588,779	567,796	280,317	101,213

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors”.

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy and HotPads. In addition, Zillow Group works with tens of thousands of real estate agents, mortgage and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including DotLoop, Mortech, Diverse Solutions and Retsly.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the year ended December 31, 2015 consisted of real estate, mortgages, and Market Leader revenue. Real estate revenue primarily includes revenue from the sale of advertising services and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Overview of Significant Milestones and Results

The following is a summary of our significant milestones for the year ended December 31, 2015:

•	In January, we launched the Zillow Data Dashboard, a new listing management and reporting platform that allows Multiple Listing Services, or MLSs, and brokers to provide listings directly to Zillow Group. Since January 2015, nearly 400 MLSs have signed agreements to send listings directly to Zillow and Trulia.

•	Effective February 17, 2015, Zillow Group acquired Trulia, and Zillow and Trulia became wholly owned subsidiaries of Zillow Group (the “Trulia acquisition”).

•	In February, we announced the release of our fifth TV spot, “Lake House,” and in June, we announced the release of our sixth TV spot, “Homecoming,” both as part of our award-winning “Find Your Way Home” national advertising campaign.

•	In March, we announced the launch of Agent Finder, a new way for home buyers and sellers to search for, and find, a real estate agent based on their local expertise and reputation.

•	In July, we announced that our board of directors approved a distribution of shares of our non-voting Class C capital stock as a dividend to our Class A and Class B common shareholders (the “Class C Stock Split”). Holders of Class A common stock and Class B common stock as of the close of business on July 31, 2015, the record date for the Class C Stock Split, received on August 14, 2015 a distribution of two shares of Class C capital stock for each share of Class A and Class B common stock held by them as of the record date. The distribution had the effect of a 3-for-1 stock split. On August 17, the first trading day following the issuance date of the Class C Stock Split, our Class C capital stock began trading on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “Z” and our Class A common stock began trading on NASDAQ under the symbol “ZG”. All references made to share or per share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the Class C Stock Split.

•	In August, Zillow Group appointed chief operating officer Kathleen Philips to the position of chief financial officer and appointed chief marketing officer Amy Bohutinsky to chief operating officer.

•	In August, we completed the acquisition of DotLoop, Inc. (“DotLoop”), a company which simplifies multi-party real estate transactions by enabling real estate professionals and their clients to share, edit, sign and store documents digitally. The total purchase price for the acquisition of DotLoop was approximately $105.5 million. Based on the allocation of the purchase price in connection with our acquisition of DotLoop, a substantial majority of the purchase price has been allocated to goodwill and intangible assets. For additional information regarding the transaction with DotLoop, see Note 7 to our consolidated financial statements.

•	In September, we completed the sale of our Market Leader business, including the Sharper Agent service and the Leads Direct, HouseValues and JustListed lead generation businesses. In connection with the divestiture, Market Leader’s approximately 100 employees transferred with the business to the acquiror. The total sale price was approximately $22.6 million. The financial results of Market Leader have not been presented as discontinued operations in our consolidated statements of operations, as the disposal group does not represent a strategic shift in our operations or financial results. For additional information regarding the divestiture of Market Leader, see Note 8 to our consolidated financial statements.

•	In October, we debuted Zillow for Apple TV®. The app includes Zillow’s own channel, called Zillow TV, to provide high-quality video content designed to inspire homeowners and home shoppers.

•	In November, we announced the completion of the combination of Zillow’s and Trulia’s Premier Agent advertising products, several months ahead of schedule. As a result of the integration, Agent Advertisers can manage their advertising across both Zillow and Trulia mobile and Web through the Premier Agent platform.

•	In December, we launched Price This Home, a new tool that enables home sellers to create a custom, private value estimate for their home based on comparable home sales and listings, personal knowledge of their home and surrounding neighborhoods, and local market conditions.

We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the year ended December 31, 2015, the information presented in this section with respect to the year ended December 31, 2015 relates to Zillow Group, and the information presented in this section with respect to the prior-year comparable periods relates to Zillow on a standalone basis. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

We have experienced significant revenue growth over the past three years. In 2013, 2014 and 2015 we focused on growing our marketplace revenue, which accounted for the majority of our revenue growth over that period. The increase in marketplace revenue resulted primarily from growth in our Premier Agent program. Our Premier Agent program represents the primary source of our revenue and is more predictable than our other revenue sources. As a greater proportion of our revenue has shifted to marketplace revenue with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

For the years ended December 31, 2015, 2014, and 2013, we generated revenue of $644.7 million, $325.9 million and $197.5 million, respectively, representing year-over-year growth of 98%, 65% and 69%, respectively. We believe achieving these levels of revenue growth was primarily the result of significant growth in the following areas:

•	Traffic to our owned and operated mobile applications and websites—indicated by the average number of monthly unique users for the three months ended December 31, 2015, 2014 and 2013 of 123.7, 76.7 million and 54.4 million, respectively, representing year-over-year growth of 61%, 41% and 57%, respectively. The growth in traffic in 2015 was primarily due to the inclusion of Trulia after February 17, 2015. We continue to observe strong adoption of mobile devices and the Internet by consumers seeking real estate information. As a result, we have invested, and expect to continue to invest, in innovating and expanding our offerings for mobile devices, optimizing for mobile web and launching more applications to extend our brand and products across additional mobile platforms.

•	Marketplace revenue—due primarily to growth in our Premier Agent program, for which we have generally experienced increases in the number of Agent Advertisers and in the average monthly revenue per advertiser. Increases in the average monthly revenue per advertiser were primarily driven by an increase in impression inventory which led to an increase in sales to existing Agent Advertisers looking to expand their presence on our platform, and in 2015, was also due to our February 2015 acquisition of Trulia. We are currently focused on growing revenue from high producing Agent Advertisers, who we believe deliver better service to consumers. As we prioritize revenue growth from high producing Agent Advertisers and deemphasize increasing the overall number of Agent Advertisers, we expect the number of Agent Advertisers will decrease.

•	Display revenue—resulting from our traffic growth and the improved productivity of our sales force. The growth in display revenue in 2015 was primarily due to the inclusion of Trulia after February 17, 2015.

As of December 31, 2015, we had 2,204 full-time employees compared to 1,215 full-time employees as of December 31, 2014. The increase in the number of full-time employees was primarily due to the inclusion of Trulia after February 17, 2015.

Acquisition of Trulia, Inc.

Effective February 17, 2015, pursuant to the Agreement and Plan of Merger dated as of July 28, 2014 (the “Merger Agreement”), each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. Upon completion of the acquisition, each outstanding share of Class A common stock of Zillow was converted into the right to receive one share of fully paid and nonassessable Class A common stock of Zillow Group, each outstanding share of Class B common stock of Zillow was converted into the right to receive one share of fully paid and nonassessable Class B common stock of Zillow Group, and each outstanding share of Trulia common stock was converted into the right to receive 0.444 of a share of fully paid and nonassessable Class A Common Stock of Zillow Group.

The total purchase price of Trulia was approximately $2.0 billion. For additional information regarding the transaction with Trulia, see Note 7 to our consolidated financial statements.

On February 17, 2015, in connection with the Trulia acquisition, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. For additional information regarding the restructuring, see Note 18 to our consolidated financial statements.

Key Growth Drivers

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth drivers:

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow measures unique users with Google Analytics and Trulia measures unique users with Omniture analytical tools. Beginning on February 17, 2015, the reported monthly unique users reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia. Beginning in September 2013, the reported monthly unique users reflect the effect of Zillow’s August 26, 2013 acquisition of StreetEasy, Inc.

	Average Monthly Unique Users for the Three Months Ended December 31,				2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014		2013
	(in thousands)
Unique Users	123,658	76,713	*	54,358	61%	41%

*	For December 2014, the reported monthly unique user metric was estimated by Zillow based on historical trends by calculating the percentage change in monthly unique users from November 2013 to December 2013 and multiplying that percentage change by the reported November 2014 monthly unique users. Zillow transitioned to an upgraded version of the Google Analytics measurement service, Universal Analytics, in the month of December 2014 on both its mobile application and website platforms. As a result, we are not able to provide an accurate count of the monthly unique users as reported by the service for December 2014.

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

	At December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
Agent Advertisers	92,366	62,305	48,314	48%	29%

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

Marketplace Revenue. Marketplace revenue for the year ended December 31, 2015 consisted of real estate, mortgages, and Market Leader revenue.

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals.

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

Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our cost per lead mortgage advertising products, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans are presented with personalized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals for more information regarding a mortgage loan quote. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the years ended December 31, 2015, 2014 and 2013, we did not have a material amount of reportable taxable income. We have provided a full valuation allowance against our net deferred tax assets as of December 31, 2015 and 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no related tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $735.2 million as of December 31, 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million (tax effected) as of December 31, 2015.

We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015, primarily due to a deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full allowance. We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$644,677	$325,893	$197,545
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	61,614	29,461	18,810
Sales and marketing (1)	307,089	169,462	108,891
Technology and development (1)	198,565	84,669	48,498
General and administrative (1)	170,445	65,503	37,919
Acquisition-related costs	16,576	21,493	376
Restructuring costs (1)	35,551	—	—
Loss on divestiture of business	4,368	—	—

Total costs and expenses	794,208	370,588	214,494

Loss from operations	(149,531)	(44,695)	(16,949)
Other income	1,501	1,085	385
Interest expense	(5,489)	—	—

Loss before income taxes	(153,519)	(43,610)	(16,564)
Income tax benefit	4,645	—	4,111

Net loss	$(148,874)	$(43,610)	$(12,453)

Net loss per share—basic and diluted	$(0.88)	$(0.36)	$(0.12)
Weighted-average shares outstanding—basic and diluted	169,767	120,027	108,087

Other Financial Data:
Adjusted EBITDA (unaudited) (3)	$87,564	$49,766	$30,117

(1) Includes share-based compensation as follows:
Cost of revenue	$4,694	$1,844	$737
Sales and marketing	25,391	7,320	10,969
Technology and development	26,849	11,681	4,660
General and administrative	48,280	13,240	7,070
Restructuring costs	14,859	—	—

Total	$120,073	$34,085	$23,436

(2) Amortization of website development costs and intangible assets included in technology and development	$63,189	$29,487	$19,791

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Year Ended December 31,
	2015	2014	2013
Percentage of Revenue:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	10	9	10
Sales and marketing	48	52	55
Technology and development	31	26	25
General and administrative	26	20	19
Acquisition-related costs	3	7	0
Restructuring costs	6	0	0
Loss on divestiture of business	1	0	0

Total costs and expenses	123	114	109
Loss from operations	(23)	(14)	(9)
Other income	0	0	0
Interest expense	(1)	0	0

Loss before income taxes	(24)	(13)	(8)
Income tax benefit	1	0	2

Net loss	(23)%	(13)%	(6)%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this Annual Report on Form 10-K, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Annual Report on Form 10-K as it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect the impairment of certain acquired intangible assets;

•	Adjusted EBITDA does not reflect the impact of income taxes;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect restructuring costs;

•	Adjusted EBITDA does not reflect the loss on divestiture of business;

•	Adjusted EBITDA does not reflect interest expense or other income; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(148,874)	$(43,610)	$(12,453)
Other income	(1,501)	(1,085)	(385)
Depreciation and amortization expense	75,386	35,624	23,254
Share-based compensation expense	105,214	34,085	23,436
Acquisition-related costs	16,576	21,493	376
Restructuring costs	35,551	—	—
Loss on divestiture of business	4,368	—	—
Interest expense	5,489	—	—
Impairment of certain acquired intangible assets	—	3,259	—
Income tax benefit	(4,645)	—	(4,111)

Adjusted EBITDA	$87,564	$49,766	$30,117

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

	Year Ended December 31,		2014 to 2015 % Change
	2015	2014
	(in thousands)
Revenue:
Marketplace revenue:
Real estate	$482,092	$239,039	102%
Mortgages	44,263	28,203	57%
Market Leader	29,549	—	N/A

Total Marketplace revenue	555,904	267,242	108%
Display revenue	88,773	58,651	51%

Total revenue	$644,677	$325,893	98%

	Year Ended December 31,
	2015	2014
Percentage of Total Revenue:
Marketplace revenue:
Real estate	75%	73%
Mortgages	7%	9%
Market Leader	5%	0%

Total Marketplace revenue	86%	82%
Display revenue	14%	18%

Total revenue	100%	100%

Overall revenue increased by $318.8 million, or 98%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Marketplace revenue increased by 108%, and display revenue increased by 51%.

Marketplace revenue grew to $555.9 million for the year ended December 31, 2015 from $267.2 million for the year ended December 31, 2014, an increase of $288.7 million. Marketplace revenue represented 86% of total revenue for the year ended December 31, 2015 compared to 82% of total revenue for the year ended December 31, 2014. The increase in marketplace revenue was primarily attributable to the $243.1 million increase in real estate revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. The inclusion of Trulia Agent Advertisers contributed to growth in the number of Agent Advertisers to 92,366 as of December 31, 2015 from 62,305 as of December 31, 2014, representing growth of 48%. Real estate revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing Agent Advertisers. This strategic shift resulted in increased sales to Agent Advertisers looking to expand their presence on our platform. Average monthly revenue per advertiser increased by 43% to $482 for the year ended December 31, 2015 from $338 for the year ended December 31, 2014. We calculate our average monthly revenue per advertiser by dividing the revenue generated by Zillow’s Premier Agent program and Trulia’s real estate revenue products (excluding revenue generated by Market Leader) in the period by the average number of Agent Advertisers in the period, divided again by the number of months in the period. If a real estate professional had an active advertising contract for both our Zillow Premier Agent and Trulia agent advertising products, the professional is counted as one Agent Advertiser. The average number of Agent Advertisers is derived by calculating the average of the beginning and ending number of Agent Advertisers for the period. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing Agent Advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $16.1 million, or 57%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in mortgages revenue was primarily a result of an increase in the number of loan information requests submitted by consumers, which reflects the inclusion of loan information requests submitted by consumers through Trulia after February 17, 2015. There were approximately 46.8 million mortgage loan information requests submitted by consumers for the year ended December 31, 2015 compared to 25.7 million mortgage loan information requests submitted by consumers for the year ended December 31, 2014, an increase of 82%. The growth in loan information requests submitted by consumers increases the likelihood that consumers’ contact information will be converted into leads, but there is not a direct correlation between the number of loan information requests and mortgages revenue because loan information requests do not always result in revenue recognition. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

The increase in marketplace revenue was also attributable to the addition of Market Leader revenue following our February 2015 acquisition of Trulia. Market Leader revenue was $29.5 million for the year ended December 31, 2015. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of its divestiture on September 30, 2015.

Display revenue was $88.8 million for the year ended December 31, 2015 compared to $58.7 million for the year ended December 31, 2014, an increase of $30.1 million. Display revenue represented 14% of total revenue for the year ended December 31, 2015 compared to 18% of total revenue for the year ended December 31, 2014. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 123.7 million average monthly unique users for the three months ended December 31, 2015 from 76.7 million average monthly unique users for the three months ended December 31, 2014, representing growth of 61%. The growth in unique users was primarily due to our February 2015 acquisition of Trulia, which increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as we do not sell our entire display inventory each period and some of our inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to customers.

Cost of Revenue

Cost of revenue was $61.6 million for the year ended December 31, 2015 compared to $29.5 million for the year ended December 31, 2014, an increase of $32.2 million, or 109%. The increase in cost of revenue was primarily attributable to increased headcount-related expenses of $9.2 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, increased credit card and ad serving fees of $8.5 million, an $8.0 million increase in data center and connectivity costs, a $3.1 million increase in costs to generate leads for customers related to the Market Leader business, a $1.1 million increase in print expenses related to the Market Leader business, a $0.6 million increase in multiple listing service fees, a $0.4 million increase in revenue share costs, and a $1.3 million increase in miscellaneous cost of revenue expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

Sales and marketing expenses were $307.1 million for year ended December 31, 2015 compared to $169.5 million for the year ended December 31, 2014, an increase of $137.6 million, or 81%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $88.6 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $33.3 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives.

We also incurred a $4.8 million increase in software and connectivity costs, a $4.7 million increase in tradeshow and conferences expense, including related travel costs, a $4.2 million increase in consulting costs, a $1.2 million increase in depreciation expense, and a $0.8 million increase in miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

Technology and development expenses, which include research and development costs, were $198.6 million for the year ended December 31, 2015 compared to $84.7 million for the year ended December 31, 2014, an increase of $113.9 million, or 135%. Approximately $50.0 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $27.3 million of the increase was the result of increased amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia. The increase in technology and development expenses was also attributable to a $15.5 million increase in other non-capitalizable data content expense, a $6.4 million increase in amortization related to website development costs and purchased content, a $4.5 million increase in depreciation expense, a $4.3 million increase in consulting costs, a $3.2 million increase in software, hardware and connectivity costs, a $0.9 million increase in repairs and maintenance expense, a $0.8 million increase in travel and meals expense, a $0.7 million increase in dues and subscriptions, and a $0.3 million increase in various miscellaneous expenses.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $33.4 million and $6.1 million, respectively, for the year ended December 31, 2015 and 2014. Amortization expense included in technology and development for capitalized website development costs was $23.9 million and $18.3 million, respectively, for the year ended December 31, 2015 and 2014. Other data content expense was $16.2 million and $0.7 million, respectively, for the year ended December 31, 2015 and 2014. Amortization expense included in technology and development for purchased data content intangible assets was $5.9 million and $5.1 million, respectively, for the year ended December 31, 2015 and 2014. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

General and administrative expenses were $170.4 million for the year ended December 31, 2015 compared to $65.5 million for the year ended December 31, 2014, an increase of $104.9 million, or 160%. The increase in general and administrative expenses was primarily a result of a $49.2 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and increases in compensation, and a $35.4 million increase in professional services fees, including legal fees incurred in connection with the legal proceedings described in Part I, Item 3. For the year ended December 31, 2015, we incurred $27.1 million in legal costs related to our litigation with Move, Inc.

In addition to the increases in headcount-related expenses and professional services fees, general and administrative expenses increased as a result of a $10.6 million increase in building lease-related expenses including rent, utilities and insurance, a $3.0 million increase in consulting costs, a $2.9 million increase in travel and meals expense, a $2.0 million increase in software, hardware, and connectivity costs, a $0.7 million increase in bad debt expense, a $0.5 million increase in city and state taxes and a $0.6 million increase in various other miscellaneous expenses.

We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

Acquisition-related costs were $16.6 million for the year ended December 31, 2015 as a result of our February 2015 acquisition of Trulia and our August 2015 acquisition of DotLoop, including legal, accounting and tax fees. Acquisition-related costs were $21.5 million for the year ended December 31, 2014 as a result of our acquisition of Trulia. We expect our acquisition-related costs to decrease in future periods as we focus on the integration of Trulia and DotLoop.

Restructuring Costs

Restructuring costs were $35.6 million for the year ended December 31, 2015. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan is substantially complete.

Primarily as a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $35.6 million during the year ended December 31, 2015, including approximately $12.2 million for severance and other personnel related expenses, approximately $14.9 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period, and approximately $8.2 million for contract termination costs associated with certain operating leases. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs include approximately $4.0 million primarily related to the write-off of certain leasehold improvements. For additional information regarding the restructuring, see Note 18 to our consolidated financial statements.

Loss on Divestiture of Business

The loss on divestiture of business was $4.4 million for the year ended December 31, 2015 and relates to the September 2015 sale of our Market Leader business. For additional information regarding the divestiture of Market Leader, see Note 8 to our consolidated financial statements.

Interest Expense

Interest expense was $5.5 million for the year ended December 31, 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 12 to our condensed consolidated financial statements.

Income Taxes

During the years ended December 31, 2015 and 2014, we did not have a material amount of reportable taxable income. Therefore, no tax liability or expense has been recorded in the consolidated financial statements for the years ended December 31, 2015 and 2014.

We recorded an income tax benefit of approximately $4.6 million for the year ended December 31, 2015 primarily due to the deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

	Year Ended December 31,		2013 to 2014 % Change
	2014	2013
	(in thousands)
Revenue:
Marketplace revenue:
Real estate	$239,039	$132,901	80%
Mortgages	28,203	21,812	29%

Total Marketplace revenue	267,242	154,713	73%
Display revenue	58,651	42,832	37%

Total revenue	$325,893	$197,545	65%

	Year Ended December 31,
	2014	2013
Percentage of Total Revenue:
Marketplace revenue:
Real estate	73%	67%
Mortgages	9%	11%

Total Marketplace revenue	82%	78%
Display revenue	18%	22%

Total revenue	100%	100%

Overall revenue increased by $128.3 million, or 65%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Marketplace revenue increased by 73%, and display revenue increased by 37%.

Marketplace revenue grew to $267.2 million for the year ended December 31, 2014 from $154.7 million for the year ended December 31, 2013, an increase of $112.5 million. Marketplace revenue represented 82% of total revenue for the year ended December 31, 2014 compared to 78% of total revenue for the year ended December 31, 2013. The increase in marketplace revenue was primarily attributable to the $106.1 million increase in real estate revenue, which was primarily a result of growth in sales to existing Agent Advertisers looking to expand their presence on our platform, which growth was supported by increased impression inventory, as well as growth in the number of advertisers in our Premier Agent program to 62,305 as of December 31, 2014 from 48,314 as of December 31, 2013, representing growth of 29%. Average monthly revenue per advertiser increased by 27% to $338 for the year ended December 31, 2014 from $267 for the year ended December 31, 2013. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing Premier Agent advertisers looking to expand their presence on our platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $6.4 million, or 29%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in mortgages revenue was primarily a result of an increase in the number of loan information requests submitted by consumers. There were approximately 25.7 million mortgage loan information requests submitted by consumers for the year ended December 31, 2014 compared to 20.2 million mortgage loan information requests submitted by consumers for the year ended December 31, 2013, an increase of 27%.

Display revenue was $58.7 million for the year ended December 31, 2014 compared to $42.8 million for the year ended December 31, 2013, an increase of $15.8 million. Display revenue represented 18% of total revenue for the year ended December 31, 2014 compared to 22% of total revenue for the year ended December 31, 2013. The increase in display revenue was primarily the result of an increase in the number of unique users to our mobile applications and websites, which increased to 76.7 million average monthly unique users for the three months ended December 31, 2014 from 54.4 million average monthly unique users for the three months ended December 31, 2013, representing growth of 41%. The growth in unique users increased the number of graphical display impressions available for sale and advertiser demand for graphical display inventory. Although there is a relationship between the number of average monthly unique users and display revenue, there is not a direct correlation, as the Company does not sell its entire display inventory each period and some of the inventory is sold through networks and not directly through our sales team, which impacts the cost per impression we charge to display advertising customers. As a result, the growth rate in the Company’s average monthly unique users outpaced the growth rate of display revenue.

Cost of Revenue

Cost of revenue was $29.5 million for the year ended December 31, 2014 compared to $18.8 million for the year ended December 31, 2013, an increase of $10.7 million, or 57%. The increase in cost of revenue was attributable to increased headcount-related expenses of $3.4 million, including share-based compensation expense, driven by growth in headcount, increased credit card and ad serving fees of $3.1 million, a $2.1 million increase in data center and connectivity costs, a $1.3 million increase in revenue share costs, and a $0.8 million increase in various miscellaneous expenses, including royalties.

Sales and Marketing

Sales and marketing expenses were $169.5 million for the year ended December 31, 2014 compared to $108.9 million for the year ended December 31, 2013, an increase of $60.6 million, or 56%. The increase in sales and marketing expenses was primarily due to a $34.7 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives, and a $3.0 million increase in consulting costs to support our marketing and advertising spend. We believe we have considerable opportunity to increase brand awareness and grow traffic through targeted advertising programs. As such, we plan to continue to selectively advertise to consumers and professionals in various online and offline channels that have tested well for us to drive traffic and brand awareness for Zillow.

In addition to the increases in marketing and advertising expenses, headcount-related expenses, including share-based compensation expense, increased by $16.9 million, driven primarily by growth in the size of our sales team. We also incurred a $2.5 million increase in software and connectivity costs, a $2.4 million increase in tradeshow and conferences expense, including related travel costs, and a $1.1 million increase in depreciation expense.

Technology and Development

Technology and development expenses, which include research and development costs, were $84.7 million for the year ended December 31, 2014 compared to $48.5 million for the year ended December 31, 2013, an increase of $36.2 million, or 75%. Approximately $18.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $9.7 million of the increase was the result of increased amortization of intangible assets, including website development costs, purchased content and acquired intangible assets. Approximately $3.3 million of the increase related to the impairment of certain acquired intangible assets during the year ended December 31, 2014, primarily related to intangible assets obtained in connection with our 2012 acquisition of RentJuice Corporation. The increase in technology and development expenses was also attributable to a $1.9 million increase in depreciation expense, a $1.3 million increase in consulting costs, a $0.6 million increase in software and hardware costs, a $0.4 million increase in the loss on disposal of property and equipment, and a $0.7 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs was $18.3 million and $12.2 million, respectively, for the years ended December 31, 2014 and 2013. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $6.1 million and $4.8 million, respectively, for the years ended December 31, 2014 and 2013. Amortization expense included in technology and development for purchased data content intangible assets was $5.1 million and $2.8 million, respectively, for the years ended December 31, 2014 and 2013. Other data content expense was $0.7 million and $0.4 million, respectively, for the years ended December 31, 2014 and 2013.

General and Administrative

General and administrative expenses were $65.5 million for the year ended December 31, 2014 compared to $37.9 million for the year ended December 31, 2013, an increase of $27.6 million, or 73%. The increase in general and administrative expenses was a result of an $11.4 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount and increases in compensation, a $5.0 million increase in building lease-related expenses including rent, utilities and insurance, a $4.7 million increase in professional services fees, including legal and accounting, a $2.1 million increase in travel and meals expense, a $1.8 million increase in city and state taxes, a $1.2 million increase in consulting costs, a $0.6 million increase in bad debt expense, a $0.2 million increase in software costs, and a $0.6 million increase in various other miscellaneous expenses.

Acquisition-Related Costs

Acquisition-related costs were $21.5 million for the year ended December 31, 2014 compared to $0.4 million for the year ended December 31, 2013, an increase of $21.1 million. Acquisition-related costs for the year ended December 31, 2014 were primarily a result of our proposed acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees. Acquisition-related costs for the year ended December 31, 2013 were a result of the acquisition of StreetEasy, Inc.

Income Taxes

During the years ended December 31, 2014 and 2013, we did not have a material amount of reportable taxable income. Therefore, no tax liability or expense has been recorded in the consolidated financial statements for the years ended December 31, 2014 and 2013.

We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for each of the periods presented below. In the opinion of management, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read this data together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We have included Trulia, Inc. in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Our historical results are not necessarily indicative of our results to be expected in any future period. We have given retroactive effect to prior period share and per share amounts in our consolidated statements of operations for the August 2015 Class C Stock Split so that prior periods are comparable to current period presentation (see Note 14 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Class C Stock Split).

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue	$169,370	$176,765	$171,269	$127,273	$92,329	$88,646	$78,675	$66,243
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	15,105	16,453	17,037	13,019	8,825	7,679	6,793	6,164
Sales and marketing (1)	77,817	82,044	87,942	59,286	38,437	47,463	48,429	35,133
Technology and development (1)	55,782	53,718	51,740	37,325	27,637	20,789	19,508	16,735
General and administrative (1)	45,939	42,672	43,810	38,024	20,535	15,757	14,522	14,689
Acquisition-related costs	432	1,988	1,679	12,477	8,109	13,200	184	—
Restructuring costs (1)	409	3,425	6,652	25,065	—	—	—	—
Loss on divestiture of business	225	4,143	—	—	—	—	—	—

Total costs and expenses	195,709	204,443	208,860	185,196	103,543	104,888	89,436	72,721

Loss from operations	(26,339)	(27,678)	(37,591)	(57,923)	(11,214)	(16,242)	(10,761)	(6,478)
Other income	416	366	450	269	317	265	284	219
Interest expense	(1,589)	(1,590)	(1,580)	(730)	—	—	—	—

Loss before income taxes	(27,512)	(28,902)	(38,721)	(58,384)	(10,897)	(15,977)	(10,477)	(6,259)
Income tax benefit	1,792	2,853	—	—	—	—	—	—

Net loss	$(25,720)	$(26,049)	$(38,721)	$(58,384)	$(10,897)	$(15,977)	$(10,477)	$(6,259)

Net loss per share—basic and diluted	$(0.14)	$(0.15)	$(0.22)	$(0.40)	$(0.09)	$(0.13)	$(0.09)	$(0.05)
Weighted-average shares outstanding—basic and diluted	178,020	177,098	176,142	147,390	121,800	120,888	119,400	117,966
Other Financial Data:
Adjusted EBITDA (3)	$20,394	$29,477	$21,039	$16,654	$19,978	$14,631	$6,429	$8,728

		Three Months Ended
		December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
		(in thousands, unaudited)
(1)	Includes share-based compensation as follows:
	Cost of revenue	$1,254	$1,378	$1,110	$952	$564	$489	$418	$373
	Sales and marketing	4,952	7,446	8,784	4,209	2,434	1,885	1,698	1,303
	Technology and development	6,436	7,642	7,005	5,766	3,852	2,748	3,056	2,025
	General and administrative	11,670	11,549	12,981	12,080	3,059	3,512	3,238	3,431
	Restructuring costs	(204)	1,059	3,584	10,420	—	—	—	—

	Total	$24,108	$29,074	$33,464	$33,427	$9,909	$8,634	$8,410	$7,132

(2)	Amortization of website development costs and intangible assets included in technology and development	$17,885	$16,405	$17,117	$11,782	$8,374	$7,472	$6,857	$6,784

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$136,560	$129,662	$122,558	$93,312	$70,807	$65,586	$56,051	$46,595
Mortgages	11,688	12,624	10,393	9,558	7,403	7,106	6,565	7,129
Market Leader	5	10,957	12,530	6,057	—	—	—	—

Total Marketplace revenue	148,253	153,243	145,481	108,927	78,210	72,692	62,616	53,724
Display revenue	21,117	23,522	25,788	18,346	14,119	15,954	16,059	12,519

Total revenue	$169,370	$176,765	$171,269	$127,273	$92,329	$88,646	$78,675	$66,243

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Percentage of Revenue:
Marketplace revenue:
Real estate	81%	73%	72%	73%	77%	74%	71%	70%
Mortgages	7	7	6	8	8	8	8	11
Market Leader	0	6	7	5	0	0	0	0

Total Marketplace revenue	88	87	85	86	85	82	80	81
Display revenue	12	13	15	14	15	18	20	19

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Total revenue increased sequentially in all quarters presented with the exception of the three months ended December 31, 2015. The decrease in revenue in the three months ended December 31, 2015 is primarily due to the impact of the divestiture of the Market Leader business in September 2015, as there is de minimis revenue recorded related to the Market Leader business during the three months ended December 31, 2015. The increases in revenue in the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to our February 2015 acquisition of Trulia. In addition, the strong increase in consumer adoption of our mobile applications and websites in the year ended December 31, 2015 was reflected in the significant growth in unique users year over year, which resulted in increased impression inventory, leads, and graphical display impressions available for sale to our Agent Advertisers, other real estate professional advertisers, and display advertisers, respectively. The composition of revenue continues to shift from display revenue to marketplace revenue, as we continue to dedicate more of our advertising placements on search, map and home detail pages to our marketplace products, which provide consumers with services that are directly relevant to home-related searches. As a greater proportion of our revenue has shifted to marketplace revenue, with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

The following table presents our average monthly revenue per advertiser for the periods presented:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(unaudited)
Average Monthly Revenue per Advertiser	$438	$402	$375	$354	$359	$349	$320	$286

Average monthly revenue per advertiser increased 24% to $354 for the three months ended March 31, 2015 from $286 for the three months ended March 31, 2014. Average monthly revenue per advertiser increased 17% to $375 for the three months ended June 30, 2015 from $320 for the three months ended June 30, 2014. Average monthly revenue per advertiser increased 15% to $402 for the three months ended September 30, 2015 from $349 for the three months ended September 30, 2014. Average monthly revenue per advertiser increased 22% to $438 for the three months ended December 31, 2015 from $359 for the three months ended December 31, 2014. In each of the periods, we believe the increase in average monthly revenue per advertiser was primarily driven by a strategic shift to focus efforts by our sales team on high-performing Agent Advertisers, as well as an increase in impression inventory, which led to an increase in sales to existing Agent Advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia.

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net loss for each of the periods presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this Annual Report on Form 10-K and how we use Adjusted EBITDA.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(25,720)	$(26,049)	$(38,721)	$(58,384)	$(10,897)	$(15,977)	$(10,477)	$(6,259)
Other income	(416)	(366)	(450)	(269)	(317)	(265)	(284)	(219)
Depreciation and amortization expense	21,355	19,584	20,419	14,028	9,915	9,039	8,596	8,074
Share-based compensation expense	24,312	28,015	29,880	23,007	9,909	8,634	8,410	7,132
Acquisition-related costs	432	1,988	1,679	12,477	8,109	13,200	184	—
Restructuring costs	409	3,425	6,652	25,065	—	—	—	—
Loss on divestiture of business	225	4,143	—	—	—	—	—	—
Interest expense	1,589	1,590	1,580	730	—	—	—	—
Impairment of certain acquired intangible assets	—	—	—	—	3,259	—	—	—
Income tax benefit	(1,792)	(2,853)	—	—	—	—	—	—

Adjusted EBITDA	$20,394	$29,477	$21,039	$16,654	$19,978	$14,631	$6,429	$8,728

Key Growth Drivers

The following tables set forth our key growth drivers for each of the periods presented below. Refer to “Key Growth Drivers—Unique Users” above in this Item 7 for information about how we measure unique users. The average number of unique users has historically peaked during the three months ended September 30, consistent with seasonal variances of home sales which generally peak in the spring and summer months. Because the number of unique users may impact impression inventory, leads to real estate professionals, and graphical display inventory which we monetize, this variance in the average number of unique users may result in seasonality of revenue.

	Average for the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Unique Users	123,658	142,121	140,959	109,912	76,713	85,979	81,108	70,668

	Period Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Agent Advertisers	92,366	96,965	101,297	103,415	62,305	60,877	56,818	52,968

Liquidity and Capital Resources

In August 2013, we sold and issued 3,253,522 shares of our Class A common stock, including 753,522 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 2,523,486 shares of our Class A common stock, at a price of $82.00 per share (share and per share amounts have not been adjusted for the Class C Stock Split). The net proceeds for all shares sold by us in the public offering were approximately $253.9 million after deducting underwriting discounts and commissions of approximately $12.0 million and additional offering-related expenses of $0.9 million, for total expenses of $12.9 million. We received no proceeds from the sale of our Class A common stock by the selling shareholders. The net offering proceeds were invested into money market funds and U.S. government agency securities.

As of December 31, 2015 and December 31, 2014, we had cash, cash equivalents, restricted cash, and investments of $523.3 million and $455.9 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, foreign government securities and certificates of deposit with original maturities of three months or less. Investments as of December 31, 2015 and December 31, 2014 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Restricted cash primarily consists of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

On February 17, 2015, we acquired Trulia in a stock-for-stock transaction. The total purchase price of Trulia was approximately $2.0 billion. During the years ended December 31, 2015 and 2014, Zillow Group incurred a total of $16.6 million and $21.5 million, respectively, in acquisition-related costs, primarily related to the acquisition of Trulia. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition.

Our February 2015 acquisition of Trulia has had, and continues to have, a significant impact on our liquidity, financial position and results of operations. Trulia contributes to revenue, but we also incurred, and may continue to incur, significant acquisition-related and other expenses. Further, as a result of the acquisition, Zillow Group entered into a supplemental indenture in respect of the 2020 Notes in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Trulia acquisition, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

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

For additional information regarding the 2020 Notes, see Note 12 to our consolidated financial statements.

In August 2015, we completed the acquisition of DotLoop. The total purchase price for the acquisition of DotLoop was approximately $105.5 million, which was primarily paid in cash. A substantial majority of the purchase price for DotLoop has been allocated to goodwill and intangible assets.

In September 2015, we completed the sale of our Market Leader business, including the Sharper Agent service and the Leads Direct, HouseValues and JustListed lead generation businesses, to the Perseus Division of Constellation Software, Inc. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia. The total sales price was approximately $22.6 million, including $17.0 million that was paid in cash at closing and approximately $5.6 million for the amount received by Zillow Group from Constellation on December 29, 2015 upon the expiration of a holdback period to satisfy any purchase price adjustments and/or indemnification claims.

The following table presents selected cash flow data for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash Flow Data:
Cash flows provided by operating activities	$22,659	$45,519	$31,298
Cash flows provided by (used in) investing activities	64,441	(145,437)	(251,827)
Cash flows provided by financing activities	16,273	23,923	272,249

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

For the year ended December 31, 2015, net cash provided by operating activities was $22.7 million. This was driven by a net loss of $148.9 million, adjusted by share-based compensation expense of $105.2 million, depreciation and amortization expense of $75.4 million, non-cash restructuring costs of $19.0 million, a $3.9 non-cash loss on divestiture of businesses, net, bad debt expense of $3.2 million, a $2.9 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of DotLoop, an increase in the balance of deferred rent of $2.6 million, amortization of bond premium of $2.5 million, and a loss on disposal of property and equipment of $1.4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $38.8 million.

For the year ended December 31, 2014, net cash provided by operating activities was $45.5 million. This was driven by a net loss of $43.6 million, adjusted by depreciation and amortization expense of $35.6 million, share-based compensation expense of $34.1 million, an increase in the balance of deferred rent of $4.4 million, amortization of bond premium of $3.5 million, impairment of certain acquired intangible assets of $3.3 million, bad debt expense of $2.5 million and a loss on disposal of property and equipment of $0.5 million. Primarily due to the increase in accrued expenses and accounts payable since December 31, 2013, which, in turn, were primarily a result of increased legal and advertising spend and related consulting costs, changes in operating assets and liabilities increased cash provided by operating activities by $5.2 million.

Cash flows provided by operating activities of $31.3 million for the year ended December 31, 2013 was primarily driven by a net loss of $12.5 million, adjusted by share-based compensation expense of $23.4 million, depreciation and amortization expense of $23.3 million, a $4.1 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of StreetEasy, Inc., bad debt expense of $1.9 million and loss on disposal of property and equipment of $0.9 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $2.7 million.

Cash Flows Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, net cash acquired or cash paid in acquisitions, and proceeds from divestitures of businesses.

For the year ended December 31, 2015, net cash provided by investing activities was $64.4 million. This was primarily the result of $173.4 million of net cash acquired in connection with our February 2015 acquisition of Trulia, $36.0 million of net proceeds from maturities and sales of investments, and $23.4 million in proceeds from the divestiture of businesses, partially offset by $104.2 million paid in connection with our acquisition of DotLoop, $68.1 million of purchases for property and equipment and intangible assets and a $3.9 million decrease in restricted cash.

For the year ended December 31, 2014, net cash used in investing activities was $145.4 million. This was the result of $97.7 million of net purchases of investments, $44.2 million of purchases for property and equipment and intangible assets, and $3.5 million paid in connection with an acquisition.

For the year ended December 31, 2013, net cash used in investing activities was $251.8 million. This was the result of $183.1 million of net purchases of investments, $42.7 million paid in connection with the acquisition of StreetEasy, Inc., and $26.0 million of purchases for property and equipment and intangible assets.

The increases in capital expenditures and intangible assets during all three periods reflect our continued investments in support of business growth. We expect to continue to make significant investments in our business to provide for the continued innovation in our products and services in 2016 and thereafter.

Cash Flows Provided By Financing Activities

Our financing activities have primarily resulted from the exercise of employee option awards, equity awards withheld for tax liabilities and proceeds from our public offerings.

The proceeds from the exercise of option awards for the year ended December 31, 2015 was $24.4 million. In addition, for the year ended December 31, 2015, approximately $8.2 million of equity awards was withheld for tax liabilities.

For the year ended December 31, 2014, our financing activities resulted entirely from the exercise of employee option awards. The proceeds from the issuance of Class A common stock from the exercise of option awards for the year ended December 31, 2014 was $23.9 million.

For the year ended December 31, 2013, net cash provided by financing activities was approximately $272.2 million, which was primarily the result of $253.9 million in proceeds, net of offering costs, from our August 2013 public offering, and $18.4 million in proceeds from the issuance of Class A common stock from the exercise of option awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.4 million as of December 31, 2015. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 to our consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2015:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Long-term debt (1)	$230,000	$—	$—	$230,000	$—
Interest on long-term debt (2)	31,625	6,325	12,650	12,650	—
Operating lease obligations (3)	188,110	17,885	44,924	44,348	80,953
Purchase obligations (4)	99,671	34,330	48,841	12,000	4,500

Total contractual obligations	$549,406	$58,540	$106,415	$298,998	$85,453

(1)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2020 Notes is 2.75%.
(3)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 17 to our consolidated financial statements.
(4)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 17 to our consolidated financial statements.

As of December 31, 2015, we have outstanding letters of credit of approximately $4.6 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.4 million as of December 31, 2015.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, goodwill, and restructuring, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Marketplace Revenue. Marketplace revenue for the year ended December 31, 2015 consisted of real estate, mortgages, and Market Leader revenue. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals.

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

Consumers who request rates for mortgage loans are presented with personalized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals for more information regarding a mortgage loan quote. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

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

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the option awards’ vesting period. For restricted stock awards, restricted stock units and restricted units, we use the market value of Zillow’s Class A common stock and Class C capital stock, as applicable, on the date of grant to determine the fair value of the award, and we recognize compensation expense on a straight-line basis over the awards’ vesting period.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the balance sheet classification of deferred taxes. This standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance for the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against our net deferred tax assets.

In September 2015, the FASB issued guidance on simplifying the accounting for measurement-period adjustments in business combinations. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this guidance for the year ended December 31, 2015. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2015, we also have outstanding $230.0 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow Group, Inc.

We have audited the accompanying consolidated balance sheets of Zillow Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zillow Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zillow Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 12, 2016

ZILLOW GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$229,138	$125,765
Short-term investments	291,151	246,829
Accounts receivable, net of allowance for doubtful accounts of $3,378 and $2,811 at December 31, 2015 and 2014, respectively	29,789	18,684
Prepaid expenses and other current assets	24,016	10,059

Total current assets	574,094	401,337
Restricted cash	3,015	—
Long-term investments	—	83,326
Property and equipment, net	89,639	41,600
Goodwill	1,909,167	96,352
Intangible assets, net	554,765	26,757
Other assets	5,020	358

Total assets	$3,135,700	$649,730

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,361	$9,358
Accrued expenses and other current liabilities	43,047	16,883
Accrued compensation and benefits	11,392	6,735
Deferred revenue	21,450	15,356
Deferred rent, current portion	1,172	864

Total current liabilities	80,422	49,196
Deferred rent, net of current portion	13,743	11,755
Long-term debt	230,000	—
Deferred tax liabilities and other long-term liabilities	132,482	—

Total liabilities	456,647	60,951
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of December 31, 2015 and 2014; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 and 600,000,000 shares authorized as of December 31, 2015 and 2014, respectively; 53,299,111 and 34,578,393 shares issued and outstanding as of December 31, 2015 and 2014, respectively	5	3
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2015 and 2014; 6,217,447 shares issued and outstanding as of December 31, 2015 and 2014	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2015 and no shares authorized as of December 31, 2014; 118,958,359 shares issued and outstanding as of December 31, 2015 and 81,591,680 shares issued and outstanding on a retroactive basis as of December 31, 2014	12	8
Additional paid-in capital	2,956,111	716,498
Accumulated other comprehensive loss	(471)	—
Accumulated deficit	(276,605)	(127,731)

Total shareholders’ equity	2,679,053	588,779

Total liabilities and shareholders’ equity	$3,135,700	$649,730

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$644,677	$325,893	$197,545
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	61,614	29,461	18,810
Sales and marketing	307,089	169,462	108,891
Technology and development	198,565	84,669	48,498
General and administrative	170,445	65,503	37,919
Acquisition-related costs	16,576	21,493	376
Restructuring costs	35,551	—	—
Loss on divestiture of business	4,368	—	—

Total costs and expenses	794,208	370,588	214,494

Loss from operations	(149,531)	(44,695)	(16,949)
Other income	1,501	1,085	385
Interest expense	(5,489)	—	—

Loss before income taxes	(153,519)	(43,610)	(16,564)
Income tax benefit	4,645	—	4,111

Net loss	$(148,874)	$(43,610)	$(12,453)

Net loss per share—basic and diluted	$(0.88)	$(0.36)	$(0.12)
Weighted-average shares outstanding—basic and diluted	169,767	120,027	108,087
(1) Amortization of website development costs and intangible assets included in technology and development	$63,189	$29,487	$19,791

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(148,874)	$(43,610)	$(12,453)
Other comprehensive loss:
Unrealized losses on investments	(448)	—	—
Reclassification adjustment for net losses from investments included in net loss	(23)	—	—

Net unrealized losses on investments	(471)	—	—

Total other comprehensive loss	(471)	—	—

Comprehensive loss	$(149,345)	$(43,610)	$(12,453)

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	101,630,820	$10	$351,975	$(71,668)	$—	$280,317
Issuance of common and capital stock upon exercise of stock options	6,076,980	1	18,349	—	—	18,350
Issuance of restricted shares of common and capital stock	756,342	—	—	—	—	—
Cancellation of restricted shares of common and capital stock	(15,810)	—	—	—	—	—
Fair value of equity awards assumed in connection with an acquisition	—	—	430	—	—	430
Share-based compensation expense	—	—	27,253	—	—	27,253
Issuance of common and capital stock in connection with public offering, net of issuance costs of $12,900	9,760,566	1	253,898	—	—	253,899
Net loss	—	—	—	(12,453)	—	(12,453)

Balance at December 31, 2013	118,208,898	12	651,905	(84,121)	—	567,796
Issuance of common and capital stock upon exercise of stock options	3,970,527	—	23,923	—	—	23,923
Issuance of common and capital stock related to vesting of restricted stock units	208,095	—	—	—	—	—
Share-based compensation expense	—	—	40,670	—	—	40,670
Net loss	—	—	—	(43,610)	—	(43,610)

Balance at December 31, 2014	122,387,520	12	716,498	(127,731)	—	588,779
Issuance of common and capital stock in connection with an acquisition	51,779,112	5	1,883,723	—	—	1,883,728
Equity award vesting acceleration in connection with restructuring	—	—	14,859	—	—	14,859
Fair value of equity awards assumed in connection with acquisitions	—	—	82,840	—	—	82,840
Debt premium recorded in additional paid-in capital in connection with an acquisition	—	—	126,386	—	—	126,386
Issuance of common and capital stock upon exercise of stock options	2,732,767	1	24,422	—	—	24,423
Vesting of restricted stock units	1,899,531	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(324,013)	—	(8,150)	—	—	(8,150)
Share-based compensation expense	—	—	115,533	—	—	115,533
Net loss	—	—	—	(148,874)	—	(148,874)
Other comprehensive loss	—	—	—	—	(471)	(471)

Balance at December 31, 2015	178,474,917	$18	$2,956,111	$(276,605)	$(471)	$2,679,053

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(148,874)	$(43,610)	$(12,453)
Adjustments to reconcile net loss to net cash provided by operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	75,386	35,624	23,254
Share-based compensation expense	105,214	34,085	23,436
Restructuring costs	19,001	—	—
Release of valuation allowance on certain deferred tax assets	(2,853)	—	(4,111)
Loss on disposal of property and equipment	1,384	505	910
Loss on divestiture of businesses, net	3,899	—	—
Bad debt expense	3,235	2,529	1,907
Deferred rent	2,553	4,415	400
Amortization of bond premium	2,487	3,506	624
Impairment of certain acquired intangible assets	—	3,259	—
Changes in operating assets and liabilities:
Accounts receivable	(1,051)	(5,979)	(7,571)
Prepaid expenses and other assets	(761)	(5,084)	(1,543)
Accounts payable	(11,158)	4,634	1,497
Accrued expenses and other current liabilities	(18,384)	6,282	(668)
Accrued compensation and benefits	(4,020)	2,295	1,706
Deferred revenue	(2,434)	3,058	3,910
Other long-term liabilities	(965)	—	—

Net cash provided by operating activities	22,659	45,519	31,298

Investing activities
Proceeds from maturities of investments	335,443	174,949	53,000
Purchases of investments	(307,658)	(272,644)	(236,147)
Proceeds from sales of investments	8,260	—	—
Decrease in restricted cash, net of amounts assumed in connection with an acquisition	3,931	—	—
Purchases of property and equipment	(54,981)	(32,595)	(22,047)
Purchases of intangible assets	(13,127)	(11,647)	(3,925)
Proceeds from divestiture of businesses	23,359	—	—
Cash acquired in acquisition, net	173,406	—	—
Cash paid for acquisitions, net	(104,192)	(3,500)	(42,708)

Net cash provided by (used in) investing activities	64,441	(145,437)	(251,827)

Financing activities
Proceeds from exercise of stock options	24,423	23,923	18,350
Value of equity awards withheld for tax liability	(8,150)	—	—
Proceeds from public offering, net of offering costs	—	—	253,899

Net cash provided by financing activities	16,273	23,923	272,249
Net increase (decrease) in cash and cash equivalents during period	103,373	(75,995)	51,720
Cash and cash equivalents at beginning of period	125,765	201,760	150,040

Cash and cash equivalents at end of period	$229,138	$125,765	$201,760

Supplemental disclosures of cash flow information
Cash paid for interest	$6,325	$—	$—
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$1,883,728	$—	$—
Capitalized share-based compensation	$10,319	$6,585	$3,817
Write-off of fully depreciated property and equipment	$26,242	$4,749	$3,697

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Zillow Group, Inc. (the “Company,” “Zillow Group,” “we,” “us” and “our”) operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy and HotPads. In addition, Zillow Group works with tens of thousands of real estate agents, mortgage and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including DotLoop, Mortech, Diverse Solutions and Retsly.

Acquisition of Trulia, Inc.

Effective February 17, 2015, pursuant to the Agreement and Plan of Merger dated as of July 28, 2014 (the “Merger Agreement”) by and among Zillow, Inc. (“Zillow”), Zillow Group, and Trulia, Inc. (“Trulia”), each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. Upon completion of the acquisition, each outstanding share of Class A common stock of Zillow was converted into the right to receive one share of fully paid and nonassessable Class A common stock of Zillow Group, each outstanding share of Class B common stock of Zillow was converted into the right to receive one share of fully paid and nonassessable Class B common stock of Zillow Group, and each outstanding share of Trulia common stock was converted into the right to receive 0.444 of a share of fully paid and nonassessable Class A Common Stock of Zillow Group.

In addition, subject to certain exceptions, each Trulia stock option, restricted stock unit and stock appreciation right outstanding upon the consummation of the acquisition, whether or not vested and exercisable, was assumed by Zillow Group and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of Zillow Group Class A Common Stock. The terms of each such assumed equity award are the same except that the number of shares subject to each equity award and the per share exercise price, if any, were adjusted based on the exchange ratio of 0.444 per a formula set forth in the Merger Agreement. Generally, each Zillow stock option and restricted stock unit outstanding upon the consummation of the acquisition, whether or not vested or exercisable, was assumed by Zillow Group and converted into a corresponding equity award to purchase or acquire shares of Zillow Group Class A common stock. The terms of each such assumed equity award are the same. Any unvested shares of Zillow Class A common stock subject to a repurchase option, risk of forfeiture or other condition as of the consummation of the acquisition were exchanged for shares of Zillow Group Class A common stock that are also unvested and subject to the same repurchase option, risk of forfeiture or other condition. Each Zillow restricted unit outstanding as of the consummation of the acquisition was assumed by Zillow Group and converted into the right to receive Zillow Group Class A common stock, subject to the same terms as the original restricted unit.

The total purchase price of Trulia was approximately $2.0 billion. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. Further details on the acquisition of Trulia are presented in Note 7 of these consolidated financial statements.

On February 17, 2015, in connection with the acquisition, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan have been provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan is substantially complete. Further details on the restructuring plan are presented in Note 18 of these consolidated financial statements.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes or developments in any of the following areas could have a significant effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our February 2015 acquisition of Trulia; management of our growth; our ability to attract and retain qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; the outcome of claims asserted against us in litigation; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our mobile applications and websites, among other things.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

For financial reporting and accounting purposes, Zillow was the acquirer of Trulia. The results presented in the consolidated financial statements and the notes to consolidated financial statements reflect those of Zillow prior to the completion of the acquisition of Trulia on February 17, 2015, and Trulia’s results of operations have been included prospectively after February 17, 2015.

On August 14, 2015, Zillow Group completed a stock dividend in the form of two shares of Class C capital stock for each share of Class A common stock and Class B common stock outstanding as of July 31, 2015. The stock dividend had the effect of a 3-for-1 stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the stock split. See Note 12, Note 14 and Note 15 for additional information about the stock split effected in the form of a stock dividend.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, website development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, goodwill, and restructuring, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Reclassifications

Certain immaterial reclassifications have been made in the consolidated statements of operations and statements of cash flows to conform data for prior periods to the current format.

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

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Our cash equivalents include only investments with original maturities of three months or less. We regularly maintain cash in excess of federally insured limits at financial institutions.

Restricted Cash

Restricted cash consists of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases.

Investments

Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit, and are classified as available-for-sale securities beginning on January 1, 2015. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of December 31, 2015 or December 31, 2014.

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

Restructuring

The main components of our restructuring plan related to the February 2015 acquisition of Trulia relate to workforce reduction and contract termination costs. Workforce reduction charges are accrued when it is probable that the employees are entitled to the severance payments and the amounts can be reasonably estimated. One-time involuntary termination benefits are accrued when the plan of termination has been communicated to the employees and certain other criteria are met. Share-based compensation expense related to acceleration of share-based awards assumed in connection with the acquisition of Trulia is recognized over the remaining requisite service period. Contract termination costs are recognized as a liability when a contract is terminated in accordance with its terms or at the cease-use date. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different than those we have recorded. Further details on the restructuring are presented in Note 18 of these consolidated financial statements.

Business Combinations

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. We recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further details on the February 2015 acquisition of Trulia and the August 2015 acquisition of DotLoop, Inc. are presented in Note 7 of these consolidated financial statements.

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

Marketplace Revenue. Marketplace revenue consists of real estate, mortgages, and Market Leader revenue. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015 (see Note 8).

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals.

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

Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our cost per lead mortgage advertising products, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Consumers who request rates for mortgage loans are presented with personalized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals for more information regarding a mortgage loan quote. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015 (see Note 8).

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

There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2015, 2014 or 2013.

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

Technology and Development

Research and development costs are expensed as incurred and are recorded in technology and development expenses. These costs consist primarily of technology and development headcount related expenses including salaries, bonuses, benefits and share-based compensation expense primarily associated with developing new technologies. For the years ended December 31, 2015, 2014 and 2013, expenses attributable to research and development for our business totaled $163.8 million, $72.9 million and $41.7 million, respectively. Technology and development expenses also include amortization of intangible assets, including acquired intangible assets, purchased content and capitalized website development costs, and other data content expense.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for our Class A common stock and Class C capital stock is estimated using a combination of our historical volatility and the published historical volatilities of industry peers in the online publishing market representing the verticals in which we operate. Through June 30, 2015, we estimated the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards had been exercisable. Beginning July 1, 2015, we estimate the weighted-average expected life of the option awards based on our historical exercise data. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock awards, restricted stock units and restricted units, we determine the fair value of the award based on the market value of our Class A common stock or Class C capital stock at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, expenses attributable to advertising totaled $103.4 million, $73.1 million and $38.7 million, respectively. Advertising costs are recorded in sales and marketing expenses.

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

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the balance sheet classification of deferred taxes. This standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance for the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against our net deferred tax assets.

In September 2015, the FASB issued guidance on simplifying the accounting for measurement-period adjustments in business combinations. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this guidance for the year ended December 31, 2015. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows.

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

Note 3. Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents—Cash equivalents are comprised of highly liquid investments, including money market funds, foreign government securities and certificates of deposit, with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

Investments—Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Restricted cash—Our restricted cash consists primarily of certificates of deposit held as collateral in our name at a financial institution related to certain of our operating leases. The fair value measurement of these assets is based on observable market-based inputs.

The following table presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2015 (in thousands):

	December 31, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$195,870	$195,870	$—
Certificates of deposit	1,622	—	1,622
Short-term investments:
U.S. government agency securities	194,636	194,636	—
Corporate notes and bonds	41,314	—	41,314
Municipal securities	39,853	—	39,853
Certificates of deposit	11,837	—	11,837
Foreign government securities	3,511	—	3,511
Restricted cash	3,015	—	3,015

Total	$491,658	$390,506	$101,152

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

See Note 12 for the carrying amount and estimated fair value of the Company’s convertible senior notes.

We did not have any Level 3 assets as of December 31, 2015 or 2014. There were no liabilities measured at fair value as of December 31, 2015 or 2014.

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

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$31,646	$—	$—	$31,646
Cash equivalents:
Money market funds	195,870	—	—	195,870
Certificates of deposit	1,622	—	—	1,622
Short-term investments:
U.S government agency securities	195,092	1	(457)	194,636
Corporate notes and bonds	41,390	1	(77)	41,314
Municipal securities	39,878	11	(36)	39,853
Certificates of deposit	11,839	1	(3)	11,837
Foreign government securities	3,516	—	(5)	3,511
Restricted cash	3,015	—	—	3,015

Total	$523,868	$14	$(578)	$523,304

As of December 31, 2014, the amortized cost of cash equivalents and held-to-maturity investments approximated their fair value.

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$140,656	$140,551
Due after one year through two years	151,059	150,600

Total	$291,715	$291,151

Note 5. Accounts Receivable, Net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2015	2014
Accounts receivable	$30,740	$17,373
Unbilled accounts receivable	2,427	4,122
Less: allowance for doubtful accounts	(3,378)	(2,811)

Accounts receivable, net	$29,789	$18,684

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$2,811	$1,850	$965
Additions charged to expense	3,235	2,529	1,907
Less: write-offs, net of recoveries and other adjustments	(2,668)	(1,568)	(1,022)

Balance, end of period	$3,378	$2,811	$1,850

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2015	2014
Website development costs	$74,750	$65,224
Computer equipment	20,965	13,243
Leasehold improvements	32,918	10,617
Software	6,961	3,431
Construction-in-progress	15,630	9,307
Office equipment, furniture and fixtures	13,495	6,482

Property and equipment	164,719	108,304
Less: accumulated amortization and depreciation	(75,080)	(66,704)

Property and equipment, net	$89,639	$41,600

We recorded depreciation expense related to property and equipment (other than website development costs) of $12.2 million, $6.1 million and $3.5 million, respectively, during the years ended December 31, 2015, 2014 and 2013.

We capitalized $46.1 million, $22.2 million and $17.3 million, respectively, in website and software development costs during the years ended December 31, 2015, 2014 and 2013. Amortization expense for website and software development costs included in technology and development expenses was $23.9 million, $18.3 million and $12.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 7. Acquisitions

During the year ended December 31, 2015, we acquired Trulia, Inc. (“Trulia”) and DotLoop, Inc. (“DotLoop”). Acquisition-related costs incurred, which primarily included investment banker fees, legal, accounting, tax, regulatory filing and printing fees, were expensed as incurred. Total acquisition-related costs of $16.6 million for the year ended December 31, 2015 are included as a separate line item in our consolidated statement of operations, and primarily relate to the February 2015 acquisition of Trulia.

Acquisition of Trulia

Effective February 17, 2015, pursuant to the Merger Agreement dated as of July 28, 2014 by and among Zillow, Zillow Group and Trulia, following the consummation of the transactions contemplated by the Merger Agreement, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. Prior to the closing, Zillow Group formed two wholly owned subsidiaries, Zebra Merger Sub, Inc. and Tiger 1 Merger Sub, Inc. Pursuant to the Merger Agreement, Zebra Merger Sub, Inc. merged with and into Zillow (the “Zillow Merger”), Zebra Merger Sub, Inc. ceased to exist, and Zillow is the surviving corporation, and Tiger 1 Merger Sub, Inc. merged with and into Trulia (the “Trulia Merger”), Tiger 1 Merger Sub, Inc. ceased to exist, and Trulia is the surviving corporation. The acquisition of Trulia aligns with our growth strategies, including focusing on consumers and deepening, strengthening, and expanding our marketplaces. With the addition of Trulia, we expanded our audience and added another consumer brand that offers buyers, sellers, homeowners and renters access to information about homes and real estate for free, and provides advertising and software solutions that help real estate professionals grow their business.

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

A total of 17,259,704 shares of Zillow Group Class A common stock were issued in connection with the acquisition of Trulia. Trulia stockholders did not receive any fractional shares of Zillow Group Class A common stock in connection with the acquisition. Instead of receiving any fractional shares, each holder of Trulia common stock was paid an amount in cash (without interest) equal to such fractional amount multiplied by the last reported sale price of Zillow Class A common stock on NASDAQ on the last complete trading day prior to the date of the effective time of the Trulia Merger.

A portion of the purchase price has been attributed to the substitution of Trulia’s stock options, restricted stock units and stock appreciation rights outstanding as of February 17, 2015, for corresponding stock options, restricted stock units and stock appreciation rights to purchase, vest in or participate in the appreciation in price of shares of Zillow Group Class A common stock, all at an exchange ratio of 0.444. The fair value of Trulia’s share-based awards assumed in connection with the acquisition, including stock options, restricted stock units and stock appreciation rights, which relate to post-combination service will be recorded by Zillow Group as share-based compensation expense ratably over the remaining related vesting period of the respective award. The share-based compensation expense related to stock options and stock appreciation rights assumed is estimated at the acquisition date using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 53%, a risk-free interest rate of 1.10%, and an expected life of three years. For restricted stock units assumed, Zillow Group used the market value of Zillow’s Class A common stock on the date of acquisition to determine the fair value of the award.

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$173,447
Accounts receivable	13,093
Prepaid expenses and other current assets	20,833
Restricted cash	6,946
Property and equipment	30,189
Other assets	434
Identifiable intangible assets	549,000
Goodwill	1,736,362
Accounts payable, accrued expenses and other current liabilities	(51,258)
Accrued compensation and benefits	(8,324)
Deferred revenue	(8,300)
Long-term debt	(230,000)
Debt premium recorded in additional paid-in capital	(126,386)
Deferred tax liabilities and other long-term liabilities	(139,616)

Total preliminary estimated purchase price	$1,966,420

The preliminary estimated fair value of identifiable intangible assets acquired consisted of the following (in thousands):

	Preliminary Estimated Fair Value	Estimated Useful Life (in years)
Trulia trade names and trademarks	$351,000	Indefinite
Market Leader trade names and trademarks	2,000	2
Customer relationships	92,000	3-7
Developed technology	91,000	3-7
Advertising relationships	9,000	3
MLS home data feeds	4,000	3

Total	$549,000

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

A portion of the total purchase price was allocated to Trulia’s 2020 Notes (see Note 12). In accordance with the accounting guidance related to business combinations, the 2020 Notes are recognized at fair value as of the effective date of the acquisition. The preliminary estimated fair value of the 2020 Notes is approximately $356.4 million. The preliminary estimated fair value of the 2020 Notes as of the date of acquisition was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. The preliminary estimated fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. Given the preliminary fair value of the 2020 Notes of $356.4 million is at a substantial premium to the principal amount of $230.0 million, the premium amount of $126.4 million has been recorded as additional paid-in capital in the consolidated balance sheet as of the effective date of the acquisition. Accordingly, Zillow Group has recognized the liability component of the 2020 Notes at the stated par amount in the consolidated balance sheet as of the effective date of the acquisition. The conversion feature included in the 2020 Notes is not required to be bifurcated and separately accounted for as it meets the equity scope exception given the conversion feature (i) is indexed to Zillow Group’s Class A common stock and (ii) would be classified in shareholder’s equity. Further, the 2020 Notes do not permit or require Zillow Group to settle the debt in cash (in whole or in part) upon conversion.

A portion of the total purchase price was allocated to deferred tax liabilities primarily related to an indefinite-lived intangible asset generated in connection with the acquisition. Due to the recognition of a $351.0 million indefinite-lived Trulia trade name and trademark intangible asset as of the effective date of the acquisition, a deferred tax liability of $139.5 million is recognized which cannot be offset by the recognized deferred tax assets.

Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of intangible assets, goodwill, and deferred taxes recorded in connection with the acquisition.

The results of operations related to the acquisition of Trulia have been included in our consolidated financial statements since the date of acquisition of February 17, 2015. However, disclosure of the amounts of revenue and earnings of the acquiree since the acquisition date is impracticable because discrete financial information is not available due to the rapid integration of Zillow’s and Trulia’s operations.

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

The following table presents the unaudited pro forma condensed combined financial information for the periods presented (in thousands):

	Year Ended December 31,
	2015 (1)	2014 (2)
Revenue	$679,935	$577,830
Net loss	$(91,055)	$(83,336)

(1)	The year ended December 31, 2015 includes pro forma adjustments for $49.3 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $37.3 million to eliminate share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $35.7 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements and $2.4 million to record additional amortization expense for acquired intangible assets.

(2)	The year ended December 31, 2014 includes pro forma adjustments for $39.5 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $18.7 million to record additional amortization expense for acquired intangible assets, $10.7 million to eliminate share-based compensation expense attributable to substituted equity awards, $6.2 million to eliminate Trulia’s historical amortization of capitalized website development costs and $2.7 million to record additional rent expense.

Acquisition of DotLoop

In July 2015, Zillow, Inc., Delta MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of Zillow, Inc. (“Merger Sub”), DotLoop, a Delaware corporation, and Fortis Advisors, LLC, a Delaware limited liability company acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “DotLoop Merger Agreement”), pursuant to which Zillow, Inc. acquired DotLoop on August 20, 2015. Under the terms and subject to the conditions of the DotLoop Merger Agreement, Merger Sub merged with and into DotLoop, with DotLoop remaining as the surviving company and a wholly owned subsidiary of Zillow, Inc. (the “DotLoop Merger”). DotLoop simplifies multi-party real estate transactions by enabling real estate professionals and their clients to share, edit, sign, and store documents digitally.

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

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash, cash equivalents, accounts receivable, prepaid expenses and other current assets	$2,149
Property and equipment and other assets	258
Identifiable intangible assets	22,500
Goodwill	86,128
Accounts payable, accrued expenses and other current liabilities, accrued compensation and benefits, and deferred revenue	(1,362)
Deferred tax liabilities	(4,135)

Total preliminary estimated purchase price	$105,538

The preliminary estimated fair value of identifiable intangible assets acquired consisted of the following (in thousands):

	Preliminary Estimated Fair Value	Estimated Useful Life (in years)
Developed technology	$10,700	3
Customer relationships	10,200	6-7
Trade names and trademarks	1,600	3

Total	$22,500

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

The results of operations related to the acquisition of DotLoop have been included in our consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.

Note 8. Divestiture of Market Leader

On September 2, 2015, Zillow Group, Market Leader, Inc., an indirect wholly-owned subsidiary of Zillow Group (“ML, Inc.”), Market Leader, LLC d/b/a Market Leader, LLC of Nevada, an indirect wholly-owned subsidiary of Zillow Group (together with ML, Inc., “Market Leader”), Constellation Homebuilder Systems, Corp. (“Constellation Canada”) and Constellation Web Solutions Inc. (together with Constellation Canada, the Perseus Division of Constellation), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which Constellation acquired Zillow Group’s Market Leader business, including the Sharper Agent service and the Leads Direct, HouseValues and JustListed lead generation businesses, on September 30, 2015. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia. Constellation acquired substantially all of the assets of the Market Leader business and assumed certain related liabilities, including Zillow Group’s Bellevue, Washington operating lease (see Note 17). In connection with the divestiture, Market Leader’s approximately 100 employees transferred with the business to Constellation. The total sale price of approximately $22.6 million includes $17.0 million that was paid in cash at closing and approximately $5.6 million for the amount received by Zillow Group from Constellation on December 29, 2015 upon the expiration of a holdback period to satisfy any purchase price adjustments and/or certain indemnification claims.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Market Leader disposal group as of the date of divestiture of September 30, 2015 (in thousands):

Assets
Prepaid expenses and other current assets	$501
Property and equipment, net	5,764
Goodwill	9,209
Intangible assets, net	17,161

Total assets	$32,635

Liabilities
Current liabilities	$2,278
Other long-term liabilities	3,771

Total liabilities	$6,049

The total loss recorded related to the divestiture of Market Leader was $4.4 million for the year ended December 31, 2015 and is included in loss on divesture of business in our consolidated statements of operations. In July 2015, we determined that Market Leader met the held for sale criteria. The operating results of Market Leader prior to the date of divestiture have not been presented as discontinued operations in our consolidated statements of operations, as the disposal group does not represent a strategic shift in our operations or financial results.

Note 9. Goodwill

The following table presents the change in goodwill from December 31, 2014 through December 31, 2015 (in thousands):

Balance as of December 31, 2014	$96,352
Goodwill recorded in connection with the acquisition of Trulia	1,736,362
Goodwill recorded in connection with the acquisition of DotLoop	86,128
Reduction of goodwill in connection with the divestitures of businesses	(9,675)

Balance as of December 31, 2015	$1,909,167

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

Note 10. Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	December 31, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$37,581	$(19,649)	$17,932
Customer relationships	103,425	(16,204)	87,221
Developed technology	108,295	(19,515)	88,780
Trade names and trademarks	4,860	(2,212)	2,648
Advertising relationships	9,000	(2,598)	6,402
MLS home data feeds	1,100	(318)	782

Total	$264,261	$(60,496)	$203,765

	December 31, 2014
	Cost	Accumulated Amortization	Net
Purchased content	$24,615	$(13,904)	$10,711
Developed technology	13,595	(5,321)	8,274
Customer relationships	9,225	(3,387)	5,838
Trademarks	3,261	(1,327)	1,934

Total	$50,696	$(23,939)	$26,757

Amortization expense recorded for intangible assets for the years ended December 31, 2015, 2014 and 2013 was $39.3 million, $11.1 million and $7.6 million, respectively, and these amounts are included in technology and development expenses.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 17), as of December 31, 2015 is as follows (in thousands):

2016	$46,377
2017	44,090
2018	37,727
2019	32,906
2020	32,415
All future years	43,894

Total future amortization expense	$237,409

As of December 31, 2015, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. See Note 7 for further details related to the acquisition.

Note 11. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of as of the dates presented (in thousands):

	December 31,
	2015	2014
Accrued marketing and advertising	$9,663	$1,509
Accrued purchased content	8,385	—
Accrued legal fees	7,784	3,755
Merger consideration payable to former stockholders of StreetEasy, Inc.	5,317	5,317
Other accrued expenses and other current liabilities	11,898	6,302

Total accrued expenses and other current liabilities	$43,047	$16,883

Note 12. Convertible Senior Notes

In connection with the February 2015 acquisition of Trulia (see Note 7), a portion of the total purchase price was allocated to Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”), which are unsecured senior obligations. Pursuant to and in accordance with the Merger Agreement, Zillow Group entered into a supplemental indenture in respect of the 2020 Notes in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Trulia Merger, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per

$1,000 principal amount of notes was adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This was equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. In connection with the Class C Stock Split described below under Note 14, the conversion ratio has been further adjusted to 41.4550 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $24.12 per share of our Class A common stock. The conversion ratio will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

Interest expense related to the 2020 Notes for the year ended December 31, 2015 was $5.5 million. Accrued interest related to the 2020 Notes as of December 31, 2015 is $0.3 million, and is recorded in accrued expenses and other current liabilities in our consolidated balance sheet.

The estimated fair value and carrying value of the 2020 Notes were $272.9 million and $230.0 million, respectively, as of December 31, 2015. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 13. Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. For the years ended December 31, 2015, 2014 and 2013, we did not have a material amount of reportable taxable income and, therefore, no related tax liability or expense has been recorded in the consolidated financial statements. We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015 primarily due to a deferred tax liability generated in connection with Zillow Group’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full allowance. We recorded an income tax benefit of $4.1 million for the year ended December 31, 2013 due to a deferred tax liability generated in connection with Zillow’s August 26, 2013 acquisition of StreetEasy, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

The following table summarizes the components of our income tax benefit for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal	$2,838	$—	$3,783
State	1,807	—	328

Deferred income tax benefit	$4,645	$—	$4,111

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Tax expense at federal statutory rate	(35.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(2.3)%	(1.5)%	(5.8)%
Nondeductible expenses	2.8%	15.3%	3.1%
Share-based compensation	1.2%	0.7%	0.2%
Research and development credits	(4.1)%	(3.2)%	(23.3)%
Divestiture of businesses	2.3%	—	—
Other	(1.0)%	—	—
Valuation allowance	33.1%	22.7%	35.0%

Effective tax rate	(3.0)%	0.0%	(24.8)%

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforwards	$162,521	$25,665
Share-based compensation	45,969	12,680
Goodwill	825	1,355
Depreciation and amortization	3,090	—
Start-up and organizational costs	369	430
Research and development credits	21,157	6,493
Other tax credits	1,358	—
Accruals and reserves	3,338	2,339
Deferred rent	5,228	4,248
Other deferred tax assets	550	167

Total deferred tax assets	244,405	53,377
Deferred tax liabilities:
Website and software development costs	(13,851)	(7,263)
Intangibles	(200,082)	(6,052)
Other deferred tax liabilities	(52)	—
Depreciation and amortization	—	(2,838)

Net deferred tax assets before valuation allowance	30,420	37,224
Less: valuation allowance	(162,715)	(37,224)

Net deferred tax assets (liabilities)	$(132,295)	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $125.5 million and $9.9 million, respectively, during the years ended December 31, 2015 and 2014.

We have accumulated federal tax losses of approximately $735.2 million and $358.6 million, respectively, as of December 31, 2015 and 2014, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million and $7.2 million (tax effected), respectively, as of December 31, 2015 and 2014. As of December 31, 2015, approximately $304.0 million of our net operating loss carryforwards relate to tax deductible share-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to share-based compensation, the resulting tax benefits will be recorded to shareholders’ equity rather than to the statement of operations. Additionally, we have net research and development credit carryforwards of $17.2 million and $6.5 million, respectively, as of December 31, 2015 and 2014, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with Zillow Group’s February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards.

We are currently not under audit in any tax jurisdiction. Tax years from 2012 through 2015 are currently open for audit by federal and state taxing authorities.

Changes for unrecognized tax benefits for the periods presented are as follows (in thousands):

Balance at January 1, 2013	$1,255
Gross increases—prior and current period tax positions	3,868

Balance at December 31, 2013	$5,123

Gross increases—current period tax positions	1,946
Gross decreases—prior period tax positions	(576)

Balance at December 31, 2014	$6,493

Gross increases—prior and current period tax positions	3,577
Gross increases—assumed in connection with February 2015 acquisition of Trulia	3,910

Balance at December 31, 2015	$13,980

At December 31, 2015, the total amount of unrecognized tax benefits of $14.0 million is recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Note 14. Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2015 or December 31, 2014.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the years ended December 31, 2015, 2014, and 2013, no shares, 251,445 shares, and 993,634 shares, respectively of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.

In August 2013, we sold 3,253,522 shares of our Class A common stock, including 753,522 shares of our Class A common stock pursuant to the underwriters’ option to purchase additional shares, and certain shareholders sold 2,523,486 shares of our Class A common stock, at a price of $82.00 per share (unadjusted for the August 2015 stock split effected in the form of a dividend). We received net proceeds of $253.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. We received no proceeds from the sale of our Class A common stock by the selling shareholders.

The following shares of common and capital stock have been reserved for future issuance as of the dates presented, and share numbers as of December 31, 2014 have been retroactively adjusted to reflect the effects of the Class C Stock Split defined below:

	December 31, 2015	December 31, 2014
Option awards outstanding	27,126,374	17,399,292
Restricted stock units outstanding	2,605,514	376,806
Class A common stock and Class C capital stock available for grant under 2011 Plan	688,014	2,017,818
Shares issuable upon conversion of outstanding Class B common stock	6,217,447	6,217,447

Total	36,637,349	26,011,363

Stock Split Effected in Form of Stock Dividend

In December 2014 and in connection with the Trulia acquisition, the shareholders of Zillow and the stockholders of Trulia approved amendments to Zillow Group’s amended and restated articles of incorporation to, among other things, create a new class of non-voting Class C capital stock. On July 21, 2015, we announced that our board of directors had approved a distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders (the “Class C Stock Split”). Holders of Class A common stock and Class B common stock as of the close of business on July 31, 2015, the record date for the Class C Stock Split, received on August 14, 2015 a distribution of two shares of Class C capital stock for each share of Class A and Class B common stock held by them as of the record date. The distribution of shares had the effect of a 3-for-1 stock split. Outstanding equity awards to purchase or acquire shares of Class A common stock were proportionately adjusted to relate to one share of Class A common stock and two shares of Class C capital stock for each share of Class A common stock subject to the awards as of the record date, and the exercise prices of any such awards were also proportionately allocated between Class A common stock and Class C capital stock.

The adjustment to outstanding equity awards resulted in an immaterial amount of incremental aggregate fair value associated with the awards outstanding immediately following the Class C Stock Split as compared to just prior to the Class C Stock Split, which did not have a material impact on our consolidated statements of operations for the periods presented.

The par value per share of our shares of Class A common stock and Class B common stock have remained unchanged at $0.0001 per share after the Class C Stock Split. On the effective date of the Class C Stock Split, we transferred between additional paid in capital and Class C capital stock an amount equal to the $0.0001 par value of the Class C capital stock that was issued. We have given retroactive effect to prior period share and per share amounts in our consolidated financial statements for the effect of the Class C Stock Split so that prior periods are comparable to current period presentation.

Note 15. Share-Based Awards

In connection with our February 2015 acquisition of Trulia, we assumed the obligations of Zillow, Trulia and Market Leader outstanding under pre-existing stock plans. In addition, we assumed the Zillow 2011 Incentive Plan, as amended and/or restated, and the Trulia 2012 Equity Incentive Plan, as amended and restated, for purposes of future grants, with the number and type of shares issuable thereunder appropriately adjusted to reflect the acquisition in accordance with applicable NASDAQ exchange listing requirements.

In connection with the Class C Stock Split discussed in Note 14 above, all outstanding equity awards under each of the plans described below (collectively, the “Plans”) as of the record date were proportionately adjusted to relate to one share of Class A common stock and two shares of Class C capital stock for each share of Class A common stock subject to the awards as of the record date (the “Split Adjustment”). The original exercise prices of outstanding stock options and stock appreciation rights were proportionally allocated between shares of Class A common stock and Class C capital stock, based on the ratio of the when-issued trading prices of the Class A common stock and the Class C capital stock during the ten trading days prior to and including the payment date of the Class C Stock Split. In connection with the Split Adjustment, each stock option and stock appreciation right is independently exercisable (to the extent vested) for shares of Class A common stock and shares of Class C capital stock so that, in effect, for each share of Class A common stock subject to the option or stock appreciation right prior to the Class C Stock Split, the Split Adjustment resulted in a stock option to purchase one share of Class A common stock and a stock option to purchase two shares of Class C capital stock. Each such adjusted equity award otherwise has the same terms and conditions, including the vesting schedule and term, as the original equity award prior to the Split Adjustment.

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, Zillow’s 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Effective June 11, 2015, the 2011 Plan was amended and restated as the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan to, among other changes: (i) increase the number of shares authorized for issuance by 1,500,000 shares, from 3,800,000 shares to 5,300,000 shares; (ii) introduce flexibility to grant Class C capital stock, in addition to or in lieu of, Class A common stock under the 2011 Plan (references in this discussion to “common stock” under the 2011 Plan generally refer to both Class A common stock and Class C capital stock); and (iii) update references to “Zillow, Inc.” to “Zillow Group, Inc.” as applicable. Shareholders approved the amended and restated 2011 Plan on June 11, 2015, and we intend that future equity grants will be made under this plan only (or a successor thereto). As a result of the Class C Stock Split, the number of shares available for future awards under the 2011 Plan was adjusted by 1,953,950 shares, which were registered as Class C capital stock.

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

Restricted stock units under the 2011 Plan typically vest either 25% after 12 months and quarterly thereafter over the next three years or 12.5% after 6 months and quarterly thereafter for the next 3.5 years. Any portion of a restricted stock unit that is not vested on the date of a participant’s termination of service expires on such date.

Trulia 2005 Stock Incentive Plan

Trulia granted options under the 2005 Stock Incentive Plan (as amended, “the 2005 Plan”) until September 2012 when the 2005 Plan was terminated. Stock options issued prior to the plan termination remained outstanding in accordance with their terms. Under the terms of the 2005 Plan, Trulia had the ability to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units. Options granted under the 2005 Plan generally vest at a rate of 25% after 12 months and ratably thereafter over the next 36 months and expire 10 years from the grant date. Certain options vest monthly over two to four years.

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

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2015 and has been retroactively adjusted to reflect the effects of the Class C Stock Split:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	17,399,292	$18.12	5.32	$311,040
Assumed Trulia options and stock appreciation rights in connection with February 2015 acquisition of Trulia	3,159,765	13.79
Granted	11,438,095	31.45
Exercised	(2,732,767)	8.99
Forfeited or cancelled	(2,138,011)	28.37

Outstanding at December 31, 2015	27,126,374	23.35	5.96	156,025
Vested and exercisable at December 31, 2015	9,470,685	14.44	3.93	112,923

The number of options granted during the year ended December 31, 2015 in the table above includes a total of 199,779 substituted options with a weighted-average exercise price of $9.29 per share granted in connection with our August 2015 acquisition of DotLoop.

The fair value of options granted, excluding options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”) and certain options granted to the Company’s executives in January and February 2015 and January 2013, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	54% – 56%	53% – 57%	50% – 54%
Expected dividend yield	—	—	—
Risk-free interest rate	1.03% – 1.48%	1.37% – 1.55%	0.70% – 1.27%
Weighted-average expected life	3.50 – 4.58 years	4.58 years	4.58 years
Weighted-average fair value of options granted	$13.77	$14.78	$7.09

The weighted average estimated fair value of options granted included in the table above has been retroactively adjusted to reflect the effects of the Class C Stock Split.

The assumptions included in the table above exclude Trulia’s stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition and DotLoop’s unvested stock options substituted in connection with the August 20, 2015 acquisition (see Note 7).

In January and February 2015, option awards for a total of 3,450,000 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split) were granted to certain of the Company’s executive officers. The fair value of the option awards is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 52%, a risk-free interest rate of 1.76% and a weighted-average expected life of 6.8 years. The grant date fair value of the option awards is approximately $62.8 million. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the first anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable four years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the two-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable five years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the three-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the four-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the vesting commencement date. The option awards have a ten-year term.

In March 2015, option awards for an aggregate of 47,175 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split) were granted as Nonemployee Director Awards, which are fully vested and exercisable on the date of grant. The fair value of options granted for the Nonemployee Director Awards, $15.90 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 57%, a risk-free interest rate of 1.01%, and a weighted-average expected life of 3.5 years. During the year ended December 31, 2015, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0.8 million, and is included in general and administrative expenses.

In January 2013, an option award for 1,500,000 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split) was granted to the Company’s chief executive officer. The fair value of the option award, $6.33 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 0.70% and a weighted-average expected life of 7.3 years.

As of December 31, 2015, there was a total of $203.9 million in unrecognized compensation cost related to unvested stock options and stock appreciation rights, which is expected to be recognized over a weighted-average period of 3.5 years.

The total intrinsic value of options and stock appreciation rights exercised during the years ended December 31, 2015, 2014 and 2013 was $67.3 million, $124.0 million and $114.4 million, respectively. The fair value of options and stock appreciation rights vested for the years ended December 31, 2015, 2014 and 2013 was $59.9 million, $18.9 million and $10.6 million, respectively.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the year ended December 31, 2015 and has been retroactively adjusted to reflect the effects of the Class C Stock Split:

	Shares of Restricted Stock	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2015	260,505	$10.75
Granted	4,173	40.45
Vested	(233,732)	11.07
Forfeited or cancelled	—	—

Unvested outstanding at December 31, 2015	30,946	12.35

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $4.5 million and $3.4 million, respectively.

The fair value of the outstanding restricted stock awards will be recorded as share-based compensation expense over the vesting period. As of December 31, 2015, there was $0.4 million of total unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2015 and has been retroactively adjusted to reflect the effects of the Class C Stock Split:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2015	376,806	$28.56
Assumed Trulia restricted stock units in connection with February 2015 acquisition of Trulia	3,798,957	36.38
Granted	1,354,185	28.55
Vested	(1,899,531)	31.74
Forfeited or cancelled	(1,024,903)	31.12

Unvested outstanding at December 31, 2015	2,605,514	32.36

In February 2015, pursuant to the terms of a Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement entered into between Zillow Group and an employee, Zillow Group granted to the employee restricted stock units for a total of 82,077 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split). For 50,202 of the restricted stock units, 25% of such restricted stock unit award will vest on February 17, 2016, and the remainder will vest in substantially equal installments each three-month period thereafter for three years, subject to the recipient’s continued full-time employment or service to Zillow Group. For 31,875 of the restricted stock units, one-eighth of such restricted stock unit award vested on August 17, 2015, and the remainder will vest in substantially equal installments each three-month period thereafter for three and a half years, subject to the recipient’s continued full-time employment or service to Zillow Group. In the event of termination of service or employment by Zillow Group without cause or upon the resignation by such employee for good reason, the employee will receive an additional 12 months’ accelerated vesting of the then outstanding restricted stock units, except that in the event of such a termination in connection with a change in control, the employee will receive 50% accelerated vesting of the then outstanding restricted stock units. The employee will be entitled to receive one share of Class A common stock and two shares of Class C capital stock for each then outstanding restricted stock unit that becomes vested. The grant date fair value of the restricted stock units is approximately $3.0 million.

In April 2015, Zillow Group granted to certain employees supporting our Trulia brand retention restricted stock units for a total of 316,074 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split), of which 12.5% of the retention restricted stock units vested approximately 6 months after the vesting commencement date of February 18, 2015, and the remaining retention restricted stock units vest quarterly thereafter for approximately 3.5 years, subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the retention restricted stock units is approximately $10.2 million.

Pursuant to the terms of the DotLoop Merger Agreement, Zillow Group established a retention bonus plan in August 2015 pursuant to which a total of 178,428 restricted stock units for shares of our Class C capital stock have been granted to employees of DotLoop who accepted employment with Zillow Group, of which 25% of the restricted stock units vest on August 20, 2016, and the remaining restricted stock units vest quarterly thereafter over the next three years. The vesting of the restricted stock units is subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the restricted stock units is approximately $4.5 million.

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

The total fair value of vested restricted stock units was $67.3 million, $5.1 million and $10.5 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of December 31, 2015, there was $69.0 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$4,694	$1,844	$737
Sales and marketing	25,391	7,320	10,969
Technology and development	26,849	11,681	4,660
General and administrative	48,280	13,240	7,070
Restructuring costs	14,859	—	—

	$120,073	$34,085	$23,436

Certain executives of Trulia are entitled to partial and/or full “double trigger” equity acceleration upon a termination without “cause” or a resignation for “good reason,” each within twelve months of the Trulia acquisition, pursuant to pre-existing offer letters and/or equity award agreements entered into with Trulia. For the year ended December 31, 2015, approximately $1.8 million, $1.4 million, and $6.7 million, respectively, of share-based compensation expense is included in sales and marketing expenses, technology and development expenses, and general and administrative expenses related to change in control equity acceleration for certain former executives of Trulia pursuant to Zillow Group’s February 2015 restructuring plan (see Note 18).

Note 16. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period. In the calculation of basic net loss per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and stock appreciation rights and Class A common stock and Class C capital stock underlying unvested restricted stock awards and unvested restricted stock units using the treasury stock method. Potential Class A common stock equivalents also include Class A common stock issuable upon conversion of the 2020 Notes using the if-converted method.

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive, which share numbers have been retroactively adjusted to reflect the effects of the Class C Stock Split (in thousands):

	Year Ended December 31,
	2015	2014	2013
Class A common stock and Class C capital stock issuable upon the exercise of option awards and stock appreciation rights	6,751	8,709	9,537
Class A common stock and Class C capital stock underlying unvested restricted stock awards and restricted stock units	639	354	513
Class A common stock issuable upon conversion of the 2020 Notes	9,535	—	—

Total Class A common stock and Class C capital stock equivalents	16,925	9,063	10,050

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

Note 17. Commitments and Contingencies

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

San Francisco, California

In connection with our February 2015 acquisition of Trulia, Inc. (“Trulia”), we assumed a lease agreement for office space in San Francisco (as amended from time to time, the “San Francisco Lease”), which houses Trulia’s corporate headquarters and beginning in March 2015, also houses Zillow’s personnel located in San Francisco. Pursuant to the terms of the San Francisco Lease, we lease a total of approximately 79,000 square feet, and we are obligated to make escalating monthly lease payments that began in November 2014 and continue through September 2023. In July 2014, Trulia entered into a lease amendment under which we lease an additional 26,620 square feet of office space under the same terms and conditions.

In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In March 2015, we ceased use of this space in connection with our February 2015 acquisition of Trulia, and in May 2015, we sublet this office space to another occupant. Pursuant to the terms of the operating lease and since October 2015, we lease an additional 8,311 square feet of office space under the same terms and conditions.

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

Bellevue, Washington

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in Bellevue for approximately 72,000 square feet of office space. In September 2015, in connection with our divestiture of Market Leader (see Note 8), Constellation assumed the Bellevue operating lease.

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

Future minimum payments for all operating leases as of December 31, 2015 are as follows (in thousands):

2016	$17,885
2017	21,702
2018	23,222
2019	21,909
2020	22,439
All future years	80,953

Total future minimum lease payments	$188,110

Rent expense for the years ended December 31, 2015, 2014 and 2013, was $14.9 million, $7.5 million and $4.1 million, respectively. Total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2015 was $4.3 million.

Purchase Commitments

As of December 31, 2015, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $99.7 million. The amounts due for this content as of December 31, 2015 are as follows (in thousands):

2016	$34,330
2017	34,841
2018	14,000
2019	6,000
2020	6,000
2021	4,500

Total future purchase commitments	$99,671

Letters of Credit

As of December 31, 2015, we have outstanding letters of credit of approximately $4.6 million, $1.8 million, $1.5 million, $1.1 million and $1.1 million which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, Bellevue, New York and Denver office spaces, respectively. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.4 million as of December 31, 2015. There were no surety bonds outstanding as of December 31, 2014.

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

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed a complaint against us and multiple other defendants, including HotPads, Inc. (“HotPads”), for patent infringement in the U.S. District Court for the District of Delaware. The complaint alleges, among other things, that our mobile technology infringes three patents held by Smarter Agent purporting to cover: a “Global positioning-based real estate database access device and method,” a “Position-based information access device and method” and a “Position-based information access device and method of searching,” and seeks an injunction against the alleged infringing activities and an unspecified award for damages. In November 2010, the U.S. Patent and Trademark Office granted our petition for re-examination of the three patents-in-suit, and, to date, all claims of all three patents remain rejected in the re-examination proceedings, including through appeals to the Patent Trial and Appeal Board. In March 2011, the court granted a stay of the litigation pending the completion of the re-examination proceedings. In addition, in October 2011, Smarter Agent filed a substantially similar complaint against Diverse Solutions, Inc. (“Diverse Solutions”), StreetEasy, Market Leader (a subsidiary of Trulia), and other defendants, for patent infringement in the U.S. District Court for the District of Delaware. On October 31, 2011, we acquired substantially all of the operating assets and certain liabilities of Diverse Solutions, including the Smarter Agent complaint against Diverse Solutions. On December 14, 2012, we acquired HotPads, and took responsibility for the Smarter Agent complaint against HotPads. On August 26, 2013, we acquired StreetEasy, and took responsibility for the Smarter Agent complaint against StreetEasy. On February 17, 2015, we acquired Trulia, and took responsibility for the Smarter Agent complaint against Market Leader. On September 22, 2015, the court dismissed the case against Zillow, HotPads, and Trulia. On September 25, 2015, the court dismissed the case against Market Leader and Diverse Solutions. On October 6, 2015, the court dismissed the case against StreetEasy. We have not recorded an accrual related to these complaints as of December 31, 2015 or 2014, as the complaints have been dismissed.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief. We have not recorded an accrual related to this complaint as of December 31, 2015 or 2014, as we do not believe a loss is probable or reasonably estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The plaintiffs seek, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against plaintiffs that alleged, among other things, that plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation, and defendants each filed a motion for partial summary judgment against plaintiffs regarding the preemption of their common law claims by the Uniform Trade Secrets Act. A hearing was held on February 5, 2016 regarding the motions that the court is currently taking under advisement. An evidentiary hearing regarding plaintiffs’ spoliation motion has been scheduled for April 2016. The trial date is scheduled for June 2016. The plaintiffs recently indicated that they are seeking damages which, if actually awarded, would have a material adverse effect on our business. We believe the plaintiffs’ allegations are without merit and their calculations of damages are baseless. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these complaints as of December 31, 2015 or 2014, as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits sought, among other things, equitable relief that would have enjoined the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also seek rescission of the Merger Agreement or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting an agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Court of Chancery that same day. Thereafter, the parties negotiated and agreed to a stipulation of settlement, and after notice to the class, the Court of Chancery held a settlement hearing on September 16, 2015 where the Court requested the parties to make further submission in connection with the settlement. By an opinion dated January 22, 2016, the Court denied approval of the settlement. We have not recorded an accrual related to these complaints as of December 31, 2015 or 2014, as we do not believe a loss is probable.

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the issuance of the Class C Stock Split was held on August 5, 2015, and the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs filed a consolidated class action complaint on September 18, 2015 naming and seeking relief from only our co-founders as defendants. On December 4, 2015, defendents filed a motion to dismiss the consolidated class action complaint, and a hearing to consider that motion to dismiss is scheduled for March 2016. We have not recorded an accrual related to this purported class action lawsuit as of December 31, 2015, as we do not believe a loss is probable.

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review is ongoing but that, based on its preliminary findings, it believes the Company may have failed to pay overtime to such inside sales consultants. The DOL has made no assessment of damages or penalties, however, nor has it made a determination that we violated one or more federal labor laws. We have cooperated and continue to cooperate with the DOL in its compliance review. If the DOL were to finally determine that we violated one or more federal labor laws, we may be required to make certain payments of back wages and other amounts to such inside sales consultants or take other corrective actions, and may be subject to fines or penalties. We have recorded an accrual for an immaterial amount as of December 31, 2015 related to liabilities that may result from this compliance review. There is a reasonable possibility that a loss in excess of amounts accrued may be incurred; however, any additional possible loss or range of loss is not reasonably estimable at this time because the DOL’s review is ongoing, and we are unable to predict the outcome of the review.

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

Note 18. Restructuring

On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan is a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. Primarily as a result of the restructuring plan, Zillow Group recorded a restructuring charge of approximately $35.6 million during the year ended December 31, 2015, including approximately $12.2 million for severance and other personnel related expenses, approximately $8.2 million for contract termination costs associated with certain operating leases, and approximately $14.9 million of non-cash expenses relating to stock vesting acceleration or a reduced remaining requisite service period, for which share-based compensation expense is recognized over the remaining requisite service period, which in some cases may result in immediate expense recognition if no substantive future service is required. Zillow Group recognized certain contract termination costs primarily associated with Trulia’s Bellevue operating lease, as well as Zillow’s San Francisco operating lease, as Zillow’s employees in San Francisco were relocated into Trulia’s San Francisco office space. The restructuring costs for contract termination costs for the year ended December 31, 2015 include approximately $4.0 million, primarily related to the write-off of certain leasehold improvements.

In connection with our February 2015 acquisition of Trulia, we also assumed certain restructuring liabilities due to Trulia’s restructuring that commenced in June 2014 as an ongoing effort to fully integrate Market leader’s operations. The Market Leader restructuring resulted in a reduction of headcount of approximately 80 employees in 2014, as well as the recognition of certain contract termination costs associated with Trulia’s Bellevue and Denver operating leases. These restructuring liabilities were transferred in connection with the September 2015 divestiture of Market Leader.

A summary of accrued restructuring costs as of and for the year ended December 31, 2015 is shown in the table below (in thousands):

	One-Time Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Restructuring liabilities assumed in connection with February 2015 acquisition of Trulia	$81	$2,544	$136	$2,761
Restructuring costs	11,933	1,508	315	13,756
Cash payments	(12,111)	(1,557)	(580)	(14,248)
Change in estimate	97	2,285	129	2,511
Restructuring liabilities transferred in connection with September 2015 divestiture of Market Leader	—	(4,611)	—	(4,611)

Accrued restructuring costs as of December 31, 2015	$—	$169	$—	$169

As of December 31, 2015, the restructuring plan is substantially complete.

Note 19. Related Party Transactions

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

During the year ended December 31, 2015, we paid or have payable a total of approximately $0.2 million and $0.2 million, respectively, to Mr. Frink and Mr. Barton for reimbursement of costs incurred by Mr. Frink and Mr. Barton for use of private planes by certain of the Company’s employees and Mr. Frink and Mr. Barton for business travel.

Note 20. Self-Insurance

We are self-insured for a portion of our medical and dental coverage for certain employees of Trulia. The medical plan carries a stop-loss policy, which will protect from individual claims during the plan year exceeding $100,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included within accrued compensation and benefits in our consolidated balance sheet and was $0.5 million as of December 31, 2015. We did not have any self-insurance prior to our February 2015 acquisition of Trulia.

Note 21. Employee Benefit Plan

Effective January 1, 2015, Zillow Group established a defined contribution 401(k) retirement plan covering employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). In addition, in connection with our February 2015 acquisition of Trulia, we adopted a defined contribution 401(k) retirement plan that covers Trulia and Market Leader employees who have met certain eligibility requirements (“the Trulia 401(k) Plan”). Eligible employees under each of the plans may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 1.5% of employee contributions under the Zillow Group 401(k) Plan and up to 4% of employee contributions under the Trulia 401(k) Plan. The total expense related to defined contribution 401(k) retirement plans was $4.2 million for the year ended December 31, 2015. We did not have any expense related to defined contribution 401(k) retirement plans for the years ended December 31, 2014 or 2013.

Note 22. Segment Information and Revenue

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Marketplace revenue:
Real estate	$482,092	$239,039	$132,901
Mortgages	44,263	28,203	21,812
Market Leader	29,549	—	—

Total Marketplace revenue	555,904	267,242	154,713
Display revenue	88,773	58,651	42,832

Total revenue	$644,677	$325,893	$197,545

Note 23. Subsequent Events

On February 2, 2016, Zillow, Inc., Nectarine Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Zillow, Inc. (“Merger Sub”), Naked Apartments, Inc., a Delaware corporation (“Naked Apartments”), and an individual acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “Naked Apartments Merger Agreement”) providing for the acquisition of Naked Apartments by Zillow, Inc. Under the terms and subject to the conditions of the Naked Apartments Merger Agreement, Merger Sub will merge with and into Naked Apartments, with Naked Apartments remaining as the surviving company and a wholly owned subsidiary of Zillow, Inc. (the “Naked Apartments Merger”). Naked Apartments is New York City’s largest rentals-only platform. The purchase price will be approximately $13 million in cash, less certain transaction expenses and as adjusted at closing based on Naked Apartments’s net working capital, cash and debt. The acquisition of Naked Apartments, which is expected to close in the first quarter of 2016 subject to satisfaction of customary closing conditions, will be accounted for as a business combination, and assets acquired and liabilities assumed will be recorded at their estimated fair values as of the closing date of the Naked Apartments Merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal control over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

As a result of our February 2015 acquisition of Trulia, the Company implemented internal controls over significant processes specific to the acquisition that management believes are appropriate in consideration of related integration. As of the date of this Annual Report on Form 10-K, we have integrated Trulia and its subsidiaries into our overall internal controls over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow Group, Inc.

We have audited Zillow Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zillow Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zillow Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zillow Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Zillow Group, Inc., and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 12, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and persons performing similar functions. The Code of Ethics is posted on our website at http://investors.zillowgroup.com/corporate-governance.cfm. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

We have filed the financial statements listed in the Index to Consolidated Financial Statements as a part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is presented in the financial statements or the notes thereto.

(a)(3) Exhibits

The list of exhibits included in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZILLOW GROUP, INC.

Date: February 12, 2016	By:	/S/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 12, 2016.

Signature	Title
/s/ SPENCER M. RASCOFF Spencer M. Rascoff	Chief Executive Officer (Principal Executive Officer) and Director

/s/ KATHLEEN PHILIPS Kathleen Philips	Chief Financial Officer, Chief Legal Officer, and Secretary (Principal Financial and Accounting Officer)

/s/ RICHARD BARTON Richard Barton	Executive Chairman and Director

/s/ LLOYD D. FRINK Lloyd D. Frink	Vice Chairman, President and Director

/s/ ERIK BLACHFORD Erik Blachford	Director

/s/ PETER FLINT Peter Flint	Director

/s/ JAY C. HOAG Jay C. Hoag	Director

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director

/s/ GORDON STEPHENSON Gordon Stephenson	Director

/s/ GREGORY WALDORF Gregory Waldorf	Director

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K. In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated August 16, 2013, by and among Zillow, Inc., NMD Interactive, Inc., d/b/a StreetEasy, Strawberry Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013, and incorporated herein by reference).

2.2+	Agreement and Plan of Merger, dated July 28, 2014, by and among Zillow, Inc., the Company (f/k/a Zebra Holdco, Inc.) and Trulia, Inc. (Filed as Exhibit 2.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 001-35237) on July 29, 2014, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Zillow Group, Inc. (Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

4.1	Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

4.2	Specimen of Class C Capital Stock Certificate (Filed as Exhibit 4.1 Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 29, 2015, and incorporated herein by reference).

4.3	Indenture, dated as of December 17, 2013, between Trulia, Inc. And Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.1 to Trulia, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 001-35650) on December 17, 2013, and incorporated herein by reference).

4.4	Form of Note for Trulia, Inc.’s 2.75% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 hereto).

4.5	Supplemental Indenture, dated as of February 17, 2015, among Zillow Group, Inc., Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

Exhibit Number	Description

4.6	Second Supplemental Indenture, dated as of December 30, 2015, among Zillow Group, Inc., Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015, and incorporated herein by reference).

4.7	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Richard Barton and the other holders signatory thereto (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

4.8	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Lloyd Frink and the other holders signatory thereto (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

10.1*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.3*	Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan (Filed as Appendix A to Market Leader, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission (SEC File No. 000-51032) on April 10, 2009, and incorporated herein by reference).

10.4*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder (Filed as Exhibit 10.2 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.5*	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 17, 2012, and incorporated herein by reference).

10.6*	Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 16, 2013, and incorporated herein by reference).

10.7*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.8*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.9*	Form of Restricted Unit Award Notice and Restricted Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.10*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.11*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

Exhibit Number	Description

10.12*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.13*	Trulia, Inc. 2012 Equity Incentive Plan, as amended and restated (Filed as Exhibit 10.1 to Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission (File No. 001-35650) on August 12, 2013, and incorporated herein by reference).

10.14*	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.15*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.16*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.17*	Executive Employment Agreement by and between Chad M. Cohen and Zillow, Inc. (Filed as Exhibit 10.15 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S- 1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.18*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.19*	Employment Offer Letter, dated October 17, 2011, between Trulia, Inc. and Prashant “Sean” Aggarwal (Filed as Exhibit 10.6 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.20*	Employment Offer Letter, dated October 17, 2011, between Trulia, Inc. and Scott Darling (Filed as Exhibit 10.8 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.21*	Confirmatory Employment Letter, dated August 3, 2012, between Trulia, Inc. and Daniele Farnedi (Filed as Exhibit 10.9 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.22*	Confirmatory Employment Letter, dated August 3, 2012, between Trulia, Inc. and Peter Flint (Filed as Exhibit 10.5 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.23*	Amended and Restated Executive Employment Agreement by and between Errol Samuelson and Zillow, Inc. (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.24*	Letter Agreement dated June 16, 2014 by and between Zillow, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014, and incorporated herein by reference).

10.25*	Letter Agreement dated April 23, 2015 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2015, and incorporated herein by reference).

10.26*	Amended and Restated Letter Agreement dated August 3, 2015, by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2015, and incorporated herein by reference).

Exhibit Number	Description

10.27*	Executive Employment Agreement, dated February 17, 2015, between Paul Levine and Zillow Group, Inc. (Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.28*	Transition Employment Letter Agreement, dated February 17, 2015, by and between Peter Flint and Zillow Group, Inc. (Filed as Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.29*	Form of Confidential Information, Inventions, and Nonsolicitation Agreement for certain officers of Zillow, Inc. (Filed as Exhibit 10.4 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.30*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the Officers of Zillow Group, Inc. (Filed as Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.31*	Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.32*	Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.33*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.34*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.35*	Trulia, Inc. SMT Bonus Plan (Filed as Exhibit 10.4 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.36	Multi-Tenant Office Lease, dated January 24, 2011, between Trulia, Inc. and LBA Realty Fund II—WBP III, LLC (Filed as Exhibit 10.16 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference).

10.37	First Amendment to Multi-Tenant Office Lease, dated August 31, 2012, between Trulia, Inc. and LBA Realty Fund II—WBP III, LLC (Filed as Exhibit 10.17 to Trulia, Inc.’s Form S-1/A filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

10.38	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.39	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.40	Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference).

10.41	Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Zillow, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

10.42	Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.43	Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014, and incorporated herein by reference).

10.44	Lease, dated March 10, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 to Trulia, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014, and incorporated herein by reference).

10.45	Amendment to Office Lease, dated July 25, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 to Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2014, and incorporated herein by reference).

10.46†	Platform Services Agreement, dated April 7, 2011, by and between Zillow, Inc. and Threewide Corporation (Filed as Exhibit 10.18 to Zillow, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference).

10.47†	Platform Services Agreement, dated June 19, 2012, between Trulia, Inc. and Move Sales, Inc. (Filed as Exhibit 10.13 to Trulia, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference).

21.1	Subsidiaries of Zillow Group, Inc.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zillow Group agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.