Form 10-Q
period 2016-03-31
ZILLOW GROUP, INC.
filed 2016-05-04
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2016

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

As of April 26, 2016, 53,521,388 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 119,398,302 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2016

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our February 2016 acquisition of Naked Apartments, Inc., as well as those risks, uncertainties and assumptions described in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2015. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available on our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this quarterly report on Form 10-Q or any other document we file with the SEC.

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

The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q or any other document we file with the SEC, and the inclusion of our website addresses and Twitter account are as inactive textual references only.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$232,443	$229,138
Short-term investments	281,218	291,151
Accounts receivable, net of allowance for doubtful accounts of $3,119 and $3,378 at March 31, 2016 and December 31, 2015, respectively	32,270	29,789
Prepaid expenses and other current assets	21,006	24,016

Total current assets	566,937	574,094
Restricted cash	1,053	3,015
Property and equipment, net	92,839	89,639
Goodwill	1,919,777	1,909,167
Intangible assets, net	549,267	554,765
Other assets	5,380	5,020

Total assets	$3,135,253	$3,135,700

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,995	$3,361
Accrued expenses and other current liabilities	46,434	43,047
Accrued compensation and benefits	20,185	11,392
Deferred revenue	24,749	21,450
Deferred rent, current portion	1,203	1,172

Total current liabilities	97,566	80,422
Deferred rent, net of current portion	13,704	13,743
Long-term debt	230,000	230,000
Deferred tax liabilities and other long-term liabilities	132,528	132,482

Total liabilities	473,798	456,647
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of March 31, 2016 and December 31, 2015; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 53,495,119 and 53,299,111 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 6,217,447 shares issued and outstanding as of March 31, 2016 and December 31, 2015	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 119,326,718 and 118,958,359 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	2,985,478	2,956,111
Accumulated other comprehensive income (loss)	169	(471)
Accumulated deficit	(324,210)	(276,605)

Total shareholders’ equity	2,661,455	2,679,053

Total liabilities and shareholders’ equity	$3,135,253	$3,135,700

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$185,982	$127,273
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	16,452	13,019
Sales and marketing	98,760	59,286
Technology and development	64,417	37,325
General and administrative	53,837	38,024
Acquisition-related costs	593	12,477
Restructuring costs	—	25,065

Total costs and expenses	234,059	185,196

Loss from operations	(48,077)	(57,923)
Other income	681	269
Interest expense	(1,573)	(730)

Loss before income taxes	(48,969)	(58,384)
Income tax benefit	1,364	—

Net loss	$(47,605)	$(58,384)

Net loss per share — basic and diluted	$(0.27)	$(0.40)
Weighted-average shares outstanding — basic and diluted	178,686	147,390
(1) Amortization of website development costs and intangible assets included in technology and development	$20,059	$11,782

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(47,605)	$(58,384)
Other comprehensive income:
Unrealized gains on investments	641	149
Reclassification adjustment for net gains from investments included in net loss	(1)	(10)

Net unrealized gains on investments	640	139

Total other comprehensive income	640	139

Comprehensive loss	$(46,965)	$(58,245)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(47,605)	$(58,384)
Adjustments to reconcile net loss to net cash provided by operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	23,807	14,028
Share-based compensation expense	25,551	23,007
Restructuring costs	—	21,702
Release of valuation allowance on certain deferred tax assets	1,364	—
Loss on disposal of property and equipment	1,436	87
Bad debt expense	313	805
Deferred rent	(7)	381
Amortization of bond premium	430	849
Changes in operating assets and liabilities:
Accounts receivable	(2,770)	(296)
Prepaid expenses and other assets	2,708	5,477
Accounts payable	1,594	(763)
Accrued expenses and other current liabilities	2,793	(7,652)
Accrued compensation and benefits	8,759	1,727
Deferred revenue	3,294	112
Other long-term liabilities	(2,749)	375

Net cash provided by operating activities	18,918	1,455

Investing activities
Proceeds from maturities of investments	44,108	63,780
Purchases of investments	(38,760)	(59,896)
Proceeds from sales of investments	4,795	4,979
Decrease in restricted cash, net of amounts assumed in connection with an acquisition	1,962	147
Purchases of property and equipment	(15,212)	(10,321)
Purchases of intangible assets	(1,714)	(284)
Cash acquired in acquisition, net	—	173,406
Cash paid for acquisition, net	(12,357)	—

Net cash provided by (used in) investing activities	(17,178)	171,811

Financing activities
Proceeds from exercise of stock options	1,682	9,124
Value of equity awards withheld for tax liability	(117)	(303)

Net cash provided by financing activities	1,565	8,821
Net increase in cash and cash equivalents during period	3,305	182,087
Cash and cash equivalents at beginning of period	229,138	125,765

Cash and cash equivalents at end of period	$232,443	$307,852

Supplemental disclosures of cash flow information
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$—	$1,883,728
Capitalized share-based compensation	$2,250	$2,424
Write-off of fully depreciated property and equipment	$6,834	$11,759

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including DotLoop, Mortech, Diverse Solutions and Retsly.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our February 2016 acquisition of Naked Apartments; rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our mobile applications and websites, among other things.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2015 included in Zillow Group, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 12, 2016. The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.

We have retroactively adjusted prior period share and per share amounts in our condensed consolidated financial statements for the effect of the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders so that prior periods are comparable to current period presentation.

Effective February 17, 2015, Zillow Group acquired Trulia, Inc. (“Trulia”), and each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. For financial reporting and accounting purposes, Zillow was the acquirer of Trulia. The results presented in the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements reflect those of Zillow prior to the completion of the acquisition of Trulia on February 17, 2015, and Trulia’s results of operations have been included prospectively after February 17, 2015. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2016, our results of operations and our cash flows for the three month periods ended March 31, 2016 and 2015. The results of the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any interim period or for any other future year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, website development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations and goodwill, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This standard requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This standard also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied prospectively to equity investments that exist as of the adoption date. We expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. This standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance for the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance has not had any impact on our financial position, results of operations or cash flows.

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

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance has not had any impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit, with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

Investments — Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, municipal securities and certificates of deposit. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The following tables presents the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$209,914	$209,914	$—
Certificates of deposit	330	—	330
Short-term investments:
U.S government agency securities	174,925	174,925	—
Corporate notes and bonds	53,248	—	53,248
Municipal securities	40,829	—	40,829
Certificates of deposit	8,704	—	8,704
Foreign government securities	3,512	—	3,512

Total	$491,462	$384,839	$106,623

	December 31, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$195,870	$195,870	$—
Certificates of deposit	1,622	—	1,622
Short-term investments:
U.S. government agency securities	194,636	194,636	—
Corporate notes and bonds	41,314	—	41,314
Municipal securities	39,853	—	39,853
Certificates of deposit	11,837	—	11,837
Foreign government securities	3,511	—	3,511
Restricted cash	3,015	—	3,015

Total	$491,658	$390,506	$101,152

See Note 9 for the carrying amount and estimated fair value of the Company’s convertible senior notes.

We did not have any Level 3 assets as of March 31, 2016 or December 31, 2015. There were no liabilities measured at fair value as of March 31, 2016 or December 31, 2015.

Note 4.	Cash, Cash Equivalents, Investments and Restricted Cash

Our investments are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. On January 1, 2015 we transferred our cash equivalent and investment portfolio of approximately $440.8 million from held-to-maturity to available-for-sale, which resulted in the recognition of an insignificant loss of $0.1 million. The transfer of the investment portfolio to available-for-sale was made to provide increased flexibility in the use of our investments to support current operations.

The following tables presents the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$22,199	$—	$—	$22,199
Cash equivalents:
Money market funds	209,914	—	—	209,914
Certificates of deposit	330	—	—	330
Short-term investments:
U.S government agency securities	174,877	114	(66)	174,925
Corporate notes and bonds	53,223	31	(6)	53,248
Municipal securities	40,828	13	(12)	40,829
Certificates of deposit	8,702	2	—	8,704
Foreign government securities	3,512	—	—	3,512
Restricted cash	1,053	—	—	1,053

Total	$514,638	$160	$(84)	$514,714

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$31,646	$—	$—	$31,646
Cash equivalents:
Money market funds	195,870	—	—	195,870
Certificates of deposit	1,622	—	—	1,622
Short-term investments:
U.S government agency securities	195,092	1	(457)	194,636
Corporate notes and bonds	41,390	1	(77)	41,314
Municipal securities	39,878	11	(36)	39,853
Certificates of deposit	11,839	1	(3)	11,837
Foreign government securities	3,516	—	(5)	3,511
Restricted cash	3,015	—	—	3,015

Total	$523,868	$14	$(578)	$523,304

The following table presents available-for-sale investments by contractual maturity date as of March 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$175,501	$175,512
Due after one year through two years	105,641	105,706

Total	$281,142	$281,218

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2016	December 31, 2015
Website development costs	$79,576	$74,750
Computer equipment	22,354	20,965
Leasehold improvements	33,559	32,918
Construction-in-progress	14,492	15,630
Office equipment, furniture and fixtures	15,062	13,495
Software	8,534	6,961

Property and equipment	173,577	164,719
Less: accumulated amortization and depreciation	(80,738)	(75,080)

Property and equipment, net	$92,839	$89,639

We recorded depreciation expense related to property and equipment (other than website development costs) of $3.7 million and $2.2 million, respectively, during the three months ended March 31, 2016 and 2015.

We capitalized $11.5 million and $10.0 million, respectively, in website and software development costs during the three months ended March 31, 2016 and 2015. Amortization expense for website development costs included in technology and development expenses was $9.1 million and $4.9 million, respectively, during the three months ended March 31, 2016 and 2015.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.	Acquisitions

Acquisition of Naked Apartments

In February 2016, Zillow, Inc., Nectarine Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Zillow, Inc. (“Merger Sub”), Naked Apartments, Inc., a Delaware corporation (“Naked Apartments”), and an individual acting as the stockholder representative, entered into an Agreement and Plan of Merger (the “Naked Apartments Merger Agreement”), pursuant to which Zillow, Inc. acquired Naked Apartments on February 22, 2016 for approximately $13.2 million in cash. Under the terms and subject to the conditions of the Naked Apartments Merger Agreement, Merger Sub merged with and into Naked Apartments, with Naked Apartments remaining as the surviving company and a wholly owned subsidiary of Zillow, Inc. Naked Apartments is New York City’s largest rentals-only platform.

Our acquisition of Naked Apartments has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of February 22, 2016. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date.

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Current assets	$371
Identifiable intangible assets	3,700
Goodwill	10,610
Current liabilities	(101)
Deferred tax liabilities	(1,416)

Total preliminary estimated purchase price	$13,164

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

The results of operations related to the acquisition of Naked Apartments have been included in our condensed consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our condensed consolidated financial statements.

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

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$173,447
Accounts receivable	13,093
Prepaid expenses and other current assets	20,833
Restricted cash	6,946
Property and equipment	30,189
Other assets	434
Identifiable intangible assets	549,000
Goodwill	1,736,362
Accounts payable, accrued expenses and other current liabilities	(51,258)
Accrued compensation and benefits	(8,324)
Deferred revenue	(8,300)
Long-term debt	(230,000)
Debt premium recorded in additional paid-in capital	(126,386)
Deferred tax liabilities and other long-term liabilities	(139,616)

Total purchase price	$1,966,420

The fair value of identifiable intangible assets acquired consisted of the following (in thousands):

	Estimated Fair Value	Estimated Useful Life (in years)

Trulia trade names and trademarks	$351,000	Indefinite
Market Leader trade names and trademarks	2,000	2
Customer relationships	92,000	3-7
Developed technology	91,000	3-7
Advertising relationships	9,000	3
MLS home data feeds	4,000	3

Total	$549,000

The fair value of the intangible assets acquired was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. Zillow Group used an income approach to measure the fair value of the trade names and trademarks and the developed technology based on the relief-from-royalty method. Zillow Group used an income approach to measure the fair value of the customer relationships based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. Zillow Group used an income approach to measure the fair value of the advertising relationships based on a with and without analysis, whereby the fair value is estimated based on the present value of cash flows the combined business is expected to generate with and without the advertising relationships. Zillow Group used a cost approach to measure the fair value of the MLS home data feeds based on the estimated cost to replace the data feed library. These fair value measurements were based on Level 3 measurements under the fair value hierarchy.

A portion of the total purchase price was allocated to Trulia’s 2020 Notes (see Note 9). In accordance with the accounting guidance related to business combinations, the 2020 Notes are recognized at fair value as of the effective date of the acquisition. The fair value of the 2020 Notes is approximately $356.4 million. The fair value of the 2020 Notes as of the date of acquisition was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. The fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. Given the fair value of the 2020 Notes of $356.4 million is at a substantial premium to the principal amount of $230.0 million, the premium amount of $126.4 million has been recorded as additional paid-in capital in the consolidated balance sheet as of the effective date of the acquisition. Accordingly, Zillow Group has recognized the liability component of the 2020 Notes at the stated par amount in the consolidated balance sheet as of the effective date of the acquisition. The conversion feature included in the 2020 Notes is not required to be bifurcated and separately accounted for as it meets the equity scope exception given the conversion feature (i) is indexed to Zillow Group’s Class A common stock and (ii) would be classified in shareholder’s equity. Further, the 2020 Notes do not permit or require Zillow Group to settle the debt in cash (in whole or in part) upon conversion.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Trulia as if it were consummated on January 1, 2014 (the beginning of the comparable prior reporting period in the year of acquisition). The unaudited pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma condensed combined financial information does not represent true historical financial information. Further, the unaudited pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2014 and should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the three months ended March 31, 2016, which is presented on an as-reported basis (in thousands):

	Three Months Ended March 31,
	2016	2015 (1)
Revenue	$185,982	$162,531
Net loss	$(47,605)	$(17,854)

(1)	The three months ended March 31, 2015 includes pro forma adjustments for $46.2 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $33.7 million to eliminate one-time share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $25.3 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements, $2.4 million to record additional amortization expense for acquired intangible assets and $1.1 million to eliminate Trulia’s historical amortization of capitalized website development costs.

Note 7.	Goodwill

The following table presents the change in goodwill from December 31, 2015 through March 31, 2016 (in thousands):

Balance as of December 31, 2015	$1,909,167
Goodwill recorded in connection with the acquisition of Naked Apartments	10,610

Balance as of March 31, 2016	$1,919,777

The goodwill recorded in connection with the acquisition of Naked Apartments, which includes intangible assets that do not qualify for separate recognition, is not deductible for tax purposes.

Note 8.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$39,296	$(21,007)	$18,289
Customer relationships	103,725	(20,045)	83,680
Developed technology	111,195	(24,114)	87,081
Trade names and trademarks	5,361	(2,486)	2,875
Advertising relationships	9,000	(3,348)	5,652
MLS home data feeds	1,100	(410)	690

Total	$269,677	$(71,410)	$198,267

	December 31, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$37,581	$(19,649)	$17,932
Customer relationships	103,425	(16,204)	87,221
Developed technology	108,295	(19,515)	88,780
Trade names and trademarks	4,860	(2,212)	2,648
Advertising relationships	9,000	(2,598)	6,402
MLS home data feeds	1,100	(318)	782

Total	$264,261	$(60,496)	$203,765

Amortization expense recorded for intangible assets for the three months ended March 31, 2016 and 2015 was $10.9 million and $6.9 million, respectively. These amounts are included in technology and development expenses.

As of March 31, 2016, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization.

Note 9.	Convertible Senior Notes

In connection with the February 2015 acquisition of Trulia, a portion of the total purchase price was allocated to Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”), which are unsecured senior obligations. Pursuant to and in accordance with the Merger Agreement, Zillow Group entered into a supplemental indenture in respect of the 2020 Notes in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Trulia Merger, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes was adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This was equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. In connection with the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders, the conversion ratio has been further adjusted to 41.4550 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $24.12 per share of our Class A common stock. The conversion ratio will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

Interest expense related to the 2020 Notes for the three months ended March 31, 2016 and 2015 was $1.6 million and $0.7 million, respectively. Accrued interest related to the 2020 Notes as of March 31, 2016 is $1.8 million, and is recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

The estimated fair value and carrying value of the 2020 Notes were $265.7 million and $230.0 million, respectively, as of March 31, 2016. The estimated fair value and carrying value of the 2020 Notes were $272.9 million and $230.0 million, respectively, as of December 31, 2015. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 10.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three months ended March 31, 2016 and 2015, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2016. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2016 and December 31, 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $735.2 million as of December 31, 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million (tax effected) as of December 31, 2015.

We recorded an income tax benefit of $1.4 million for the three months ended March 31, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 11.	Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2016 or December 31, 2015.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three months ended March 31, 2016 and the year ended December 31, 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.

Note 12.	Share-Based Awards

In connection with our February 2015 acquisition of Trulia, we assumed the obligations of Zillow, Trulia and Market Leader outstanding under pre-existing stock plans. We intend that future equity grants will be made under Zillow Group’s 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) only (or a successor thereto).

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, the 2011 Plan became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Shareholders last approved the 2011 Plan on June 11, 2015. The number of shares of common stock available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years by a number of shares equal to the least of (a) 3.5% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our common stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan typically expire seven or 10 years from the grant date and typically vest either 25% after 12 months and ratably thereafter over the next 36 months or quarterly over a period of four years, though certain options have been granted with longer vesting schedules.

During the three months ended March 31, 2016, Zillow Group established an equity choice program pursuant to which Zillow Group granted restricted stock units and option awards to certain employees to retain and recognize their efforts on behalf of Zillow Group.

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2015 and the three months ended March 31, 2016:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	17,399,292	$18.12	5.32	$311,040
Assumed Trulia options and stock appreciation rights in connection with February 2015 acquisition of Trulia	3,159,765	13.79
Granted	11,438,095	31.45
Exercised	(2,732,767)	8.99
Forfeited or cancelled	(2,138,011)	28.37

Outstanding at December 31, 2015	27,126,374	23.35	5.96	156,025
Granted	5,173,570	22.29
Exercised	(234,849)	7.16
Forfeited or cancelled	(296,575)	29.54

Outstanding at March 31, 2016	31,768,520	23.24	6.41	158,193
Vested and exercisable at March 31, 2016	11,729,133	17.30	4.15	117,438

The number of options granted during the year ended December 31, 2015 in the table above includes a total of 199,779 substituted options with a weighted-average exercise price of $9.29 per share granted in connection with our August 2015 acquisition of DotLoop, Inc. (“DotLoop”).

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

	Three Months Ended March 31,
	2016	2015
Expected volatility	51%	56%
Expected dividend yields	—	—
Risk-free interest rate	1.05%	1.24%
Weighted-average expected life	3.75 years	4.58 years
Weighted-average fair value of options granted	$8.71	$15.86

The assumptions included in the table above exclude Trulia’s stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition and DotLoop’s unvested stock options substituted in connection with the August 20, 2015 acquisition.

In March 2016, option awards for an aggregate of 93,995 shares of Class C capital stock were granted as Nonemployee Director Awards, which are fully vested and exercisable on the date of grant. The fair value of options granted for the Nonemployee Director Awards, $8.91 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 1.12%, and a weighted-average expected life of 4.25 years. During the three months ended March 31, 2016 and 2015, share-based compensation expense recognized in our condensed consolidated statements of operations related to Nonemployee Director Awards was $0.8 million and $0.8 million, respectively, and is included in general and administrative expenses.

As of March 31, 2016, there was a total of $226.8 million in unrecognized compensation cost related to unvested stock options and stock appreciation rights.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2015 and the three months ended March 31, 2016:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2015	376,806	$28.56
Assumed Trulia restricted stock units in connection with February 2015 acquisition of Trulia	3,798,957	36.38
Granted	1,354,185	28.55
Vested	(1,899,531)	31.74
Forfeited or cancelled	(1,024,903)	31.12

Unvested outstanding at December 31, 2015	2,605,514	32.36
Granted	2,031,519	22.17
Vested	(338,279)	35.21
Forfeited or cancelled	(95,010)	31.80

Unvested outstanding at March 31, 2016	4,203,744	27.22

Pursuant to the terms of the Naked Apartments Merger Agreement, Zillow Group established a retention bonus plan in March 2016 pursuant to which a total of 161,883 restricted stock units for shares of our Class C capital stock have been granted to employees of Naked Apartments who accepted employment with Zillow Group. For 139,075 of the restricted stock units, one-sixth of the restricted stock units vest on August 22, 2016, and the remaining restricted stock units vest quarterly thereafter over the next 2.5 years. For 22,808 of the restricted stock units, 25% of the restricted stock units vest on August 22, 2016, and the remaining restricted stock units vest quarterly thereafter over the next 1.5 years. The vesting of the restricted stock units is subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the restricted stock units is approximately $3.6 million.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of March 31, 2016, there was $100.9 million of total unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$1,219	$952
Sales and marketing	5,203	4,209
Technology and development	6,759	5,766
General and administrative	12,370	12,080
Restructuring costs	—	10,420

Total	$25,551	$33,427

Note	13. Net Loss Per Share

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

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Class A common stock and Class C capital stock issuable upon the exercise of option awards and stock appreciation rights	5,030	8,238
Class A common stock and Class C capital stock underlying unvested restricted stock awards and restricted stock units	262	1,149
Class A common stock issuable upon conversion of the 2020 Notes	9,535	9,535

Total Class A common stock and Class C capital stock equivalents	14,827	18,922

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

San Francisco, California

In connection with our February 2015 acquisition of Trulia, Inc. (“Trulia”), we assumed a lease agreement for office space in San Francisco (as amended from time to time, the “San Francisco Lease”), which houses Trulia’s corporate headquarters and beginning in March 2015, also houses Zillow’s personnel located in San Francisco. Pursuant to the terms of the San Francisco Lease, we lease a total of 105,620 square feet, and we are obligated to make escalating monthly lease payments that began in November 2014 and continue through September 2023.

In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through November 2018. In March 2015, we ceased use of this space in connection with our February 2015 acquisition of Trulia, and in May 2015, we sublet this office space to another occupant. Pursuant to the terms of the operating lease and since October 2015, we lease an additional 8,311 square feet of office space under the same terms and conditions, which we sublet to another occupant.

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

We lease additional office space in Chicago, Illinois, Cincinnati, Ohio, Lincoln, Nebraska, and Vancouver, British Columbia. We believe our facilities are sufficient for our current needs.

Future minimum payments for all operating leases as of March 31, 2016 are as follows (in thousands):

Remainder of 2016	$13,343
2017	21,702
2018	23,222
2019	21,909
2020	22,439
All future years	80,953

Total future minimum lease payments	$183,568

Rent expense for the three months ended March 31, 2016 and 2015 was $3.9 million and $3.4 million, respectively. Total minimum rentals to be received in the future under noncancelable subleases as of March 31, 2016 was $5.0 million.

Purchase Commitments

As of March 31, 2016, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $86.8 million. The amounts due for this content as of March 31, 2016 are as follows (in thousands):

Remainder of 2016	$21,499
2017	34,841
2018	14,000
2019	6,000
2020	6,000
2021	4,500

Total future purchase commitments	$86,840

Letters of Credit

As of March 31, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.6 million and $3.4 million, respectively, as of March 31, 2016 and December 31, 2015.

Legal Proceedings

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow.

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief. A hearing regarding LendingTree’s appeal is scheduled for June 2016. We have not recorded an accrual related to this complaint as of March 31, 2016 or December 31, 2015, as we do not believe a loss is probable or reasonably estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The plaintiffs seek, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against plaintiffs that alleged, among other things, that plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation. Defendants have each filed multiple motions for partial summary judgment against plaintiffs regarding, among other things, certain of their claims of alleged misappropriation of trade secrets. Hearings have been held regarding defendants’ motions for summary judgment that the court is currently taking under advisement. An evidentiary hearing regarding plaintiffs’ spoliation motion was held in April 2016 that the court is currently taking under advisement. The plaintiffs recently indicated that they are seeking damages which, if actually awarded, would have a material adverse effect on our business. We believe the plaintiffs’ allegations are without merit and their calculations of damages are baseless. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. The trial date is scheduled for June 2016. We have not recorded an accrual related to these complaints as of March 31, 2016 or December 31, 2015, as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits sought, among other things, equitable relief that would have enjoined the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also sought rescission of the Merger Agreement or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting an agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Court of Chancery that same day. Thereafter, the parties negotiated and agreed to a stipulation of settlement, and after notice to the class, the Court of Chancery held a settlement hearing on September 16, 2015 where the Court requested the parties to make further submission in connection with the settlement. By an opinion dated January 22, 2016, the Court denied approval of the settlement, and on April 6, 2016, the Court dismissed the claims brought in the consolidated lawsuit with prejudice.

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders was held on August 5, 2015, and the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs filed a consolidated class action complaint on September 18, 2015 naming and seeking relief from only our co-founders as defendants. On December 4, 2015, defendants filed a motion to dismiss the consolidated class action complaint, and on March 28, 2016, the consolidated class action complaint was dismissed with prejudice.

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review is ongoing but that, based on its preliminary findings, it believes the Company may have failed to pay overtime to such inside sales consultants. The DOL has made no assessment of damages or penalties, however, nor has it made a determination that we violated one or more federal labor laws. We have cooperated and continue to cooperate with the DOL in its compliance review. If the DOL were to finally determine that we violated one or more federal labor laws, we may be required to make certain payments of back wages and other amounts to such inside sales consultants or take other corrective actions, and may be subject to fines or penalties. We have recorded an accrual for an immaterial amount as of March 31, 2016 and December 31, 2015 related to liabilities that may result from this compliance review. There is a reasonable possibility that a loss in excess of amounts accrued may be incurred; however, any additional possible loss or range of loss is not reasonably estimable at this time because the DOL’s review is ongoing, and we are unable to predict the outcome of the review.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleges, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. We filed our answer to the second amended complaint on June 16, 2015. On November 20, 2015, plaintiff filed a motion for class certification. A hearing was held on February 5, 2016 regarding the motion. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On March 11, 2016, we filed with the Ninth Circuit Court of Appeals a petition for permission to appeal the order granting class certification. The trial date is scheduled for August 2016. We have recorded an accrual for an immaterial amount as of March 31, 2016 related to liabilities that may result from this class action lawsuit. There is a reasonable possibility that a loss in excess of amounts accrued may be incurred; however, any additional possible loss or range of loss is not reasonably estimable at this time.

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

In February 2015, we paid approximately $0.3 million in filing fees directly to the Federal Trade Commission (the “FTC”), on behalf of and in connection with filings made by Mr. Richard Barton, our Executive Chairman, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), which filings were required due to Mr. Barton’s ownership of Zillow, Inc.’s common stock. As of March 31, 2016, we recorded an accrual for approximately $0.1 million for an expected tax “gross-up” payment to Mr. Barton to cover the imputed income associated with one of his HSR Act filings.

Note 16.	Self-Insurance

Prior to January 1, 2016, we were self-insured for a portion of our medical and dental benefits for certain employees of Trulia since the date of our acquisition of Trulia in February 2015. Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $150,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our condensed consolidated balance sheet and was $1.2 million as of March 31, 2016 and $0.5 million as of December 31, 2015.

Note 17.	Employee Benefit Plan

Prior to January 1, 2016, we maintained separate defined contribution 401(k) retirement plans for employees of Zillow and Trulia. Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $2.4 million and $0.8 million, respectively, for the three months ended March 31, 2016 and 2015.

Note 18.	Segment Information and Revenue

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Marketplace revenue:
Real estate	$152,507	$93,312
Mortgages	16,454	9,558
Market Leader	—	6,057

Total Marketplace revenue	168,961	108,927
Display revenue	17,021	18,346

Total revenue	$185,982	$127,273

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, mortgage and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, mortgage and rental professionals, including DotLoop, Mortech, Diverse Solutions and Retsly.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 62 million homes and added more than 380 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the three months ended March 31, 2016 consisted of real estate and mortgages revenue. Real estate revenue primarily includes revenue from the sale of advertising services and a suite of tools to real estate professionals, as well as revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions (“CPM”) or cost-per-click (“CPC”) basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, Zillow Group acquired Trulia, Inc. (“Trulia”), and each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the three months ended March 31, 2015, the information presented in this section with respect to the three months ended March 31, 2015 relates to Zillow on a standalone basis prior to February 17, 2015 and to Zillow Group after February 17, 2015, whereas the information presented in this section with respect to the three months ended March 31, 2016 relates to Zillow Group. Marketplace revenue for the three months ended March 31, 2015 also included Market Leader revenue from February 17, 2015, whereas the information presented in this section with respect to the three months ended March 31, 2016 does not include Market Leader revenue because we divested the Market Leader business as of September 30, 2015. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

In February 2016, we completed the acquisition of Naked Apartments, Inc. (“Naked Apartments”), New York City’s largest rentals-only platform. The acquisition aligns with our growth strategies, including focusing on consumers and deepening and strengthening our rentals marketplace. The total purchase price for the acquisition of Naked Apartments is approximately $13.2 million in cash. Based on the allocation of the purchase price in connection with our acquisition of Naked Apartments, a substantial majority of the purchase price has been allocated to goodwill and intangible assets. For additional information regarding the acquisition of Naked Apartments, see Note 6 to our condensed consolidated financial statements.

During the three months ended March 31, 2016, we generated revenue of $186.0 million, as compared to $127.3 million in the three months ended March 31, 2015, an increase of 46%. This increase was primarily the result of significant growth in consumer traffic to our mobile applications and websites, which increased the number of impressions and clicks we could monetize in our marketplace and display revenue categories. There were approximately 156.2 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2016 compared to 109.9 million average monthly unique users for the three months ended March 31, 2015, representing year-over-year growth of 42%. The growth in traffic was primarily due to the inclusion of Trulia for the three months ended March 31, 2016, whereas the three months ended March 31, 2015 includes Trulia only after February 17, 2015. Real estate revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing Agent Advertisers. This strategic shift resulted in increased sales to Agent Advertisers looking to expand their presence on our platform.

In addition, mortgages revenue increased $6.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, or 72%. The increase in mortgages revenue was primarily a result of a 113% increase in our average revenue per loan information request for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which we believe was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 10.5 million mortgage loan information requests submitted by consumers for the three months ended March 31, 2016 compared to 13.0 million mortgage loan information requests submitted by consumers for the three months ended March 31, 2015, a decrease of 19%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is triggered. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015, we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

As of March 31, 2016, we had 2,401 full-time employees compared to 2,204 full-time employees as of December 31, 2015.

Key Growth Driver

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review the following key growth driver:

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

	Average Monthly Unique Users for the Three Months Ended March 31,		2015 to 2016
	2016	2015	% Change
	(in thousands)
Unique Users	156,166	109,912	42%

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

Marketplace Revenue. Marketplace revenue for the three months ended March 31, 2016 consisted of real estate and mortgages revenue. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Real estate revenue primarily includes revenue from advertising and a suite of tools sold to real estate professionals, as well as revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals.

Our Premier Agent program, which is included in real estate revenue, offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. We charge for our Platinum Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter. We charge a fixed subscription fee for Zillow Group’s Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

Our Trulia real estate products included in real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Pro with featured listings and Trulia Seller Ads. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s real estate products included in real estate revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

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

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia and was divested as of September 30, 2015.

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

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, multiple listing services fees and costs associated with the operation of our data center and customer websites.

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

Restructuring Costs. Restructuring costs consist of workforce reduction expenses in connection with a restructuring plan and related contract termination costs related to operating leases as a result of our February 2015 acquisition of Trulia.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest on the 2020 Notes we guaranteed in connection with our February 2015 acquisition of Trulia. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three months ended March 31, 2016 and 2015, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2016. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2016 and December 31, 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $735.2 million as of December 31, 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million (tax effected) as of December 31, 2015.

We recorded an income tax benefit of $1.4 million for the three months ended March 31, 2016, primarily due to a deferred tax liability generated in connection with Zillow’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$185,982	$127,273
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	16,452	13,019
Sales and marketing (1)	98,760	59,286
Technology and development (1)	64,417	37,325
General and administrative (1)	53,837	38,024
Acquisition-related costs	593	12,477
Restructuring costs (1)	—	25,065

Total costs and expenses	234,059	185,196

Loss from operations	(48,077)	(57,923)
Other income	681	269
Interest expense	(1,573)	(730)

Loss before income taxes	(48,969)	(58,384)
Income tax benefit	1,364	—

Net loss	$(47,605)	$(58,384)

Net loss per share — basic and diluted	$(0.27)	$(0.40)
Weighted-average shares outstanding — basic and diluted	178,686	147,390
Other Financial Data:
Adjusted EBITDA (3)	$1,874	$16,654

	Three Months Ended March 31,
	2016	2015
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,219	$952
Sales and marketing	5,203	4,209
Technology and development	6,759	5,766
General and administrative	12,370	12,080
Restructuring costs	—	10,420

Total	$25,551	$33,427

(2) Amortization of website development costs and intangible assets included in technology and development	$20,059	$11,782

(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	9	10
Sales and marketing	53	47
Technology and development	35	29
General and administrative	29	30
Acquisition-related costs	—	10
Restructuring costs	—	20

Total costs and expenses	126	146

Loss from operations	(26)	(46)
Other income	—	—
Interest expense	(1)	(1)

Loss before income taxes	(26)	(46)
Income tax benefit	1	—

Net loss	(26%)	(46%)

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect restructuring costs;

•	Adjusted EBITDA does not reflect interest expense or other income;

•	Adjusted EBITDA does not reflect income taxes; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(47,605)	$(58,384)
Other income	(681)	(269)
Depreciation and amortization expense	23,807	14,028
Share-based compensation expense	25,551	23,007
Acquisition-related costs	593	12,477
Restructuring costs	—	25,065
Interest expense	1,573	730
Income tax benefit	(1,364)	—

Adjusted EBITDA	$1,874	$16,654

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

	Three Months Ended March 31,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate	$152,507	$93,312	63%
Mortgages	16,454	9,558	72%
Market Leader	—	6,057	N/A

Total Marketplace revenue	168,961	108,927	55%
Display revenue	17,021	18,346	(7%)

Total revenue	$185,982	$127,273	46%

	Three Months Ended March 31,
	2016	2015
Percentage of Total Revenue:
Marketplace revenue:
Real estate	82%	73%
Mortgages	9%	8%
Market Leader	—	5%

Total Marketplace revenue	91%	86%
Display revenue	9%	14%

Total revenue	100%	100%

Overall revenue increased by $58.7 million, or 46%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Marketplace revenue increased by 55%, and display revenue decreased by 7%.

Marketplace revenue grew to $169.0 million for the three months ended March 31, 2016 from $108.9 million for the three months ended March 31, 2015, an increase of $60.0 million. Marketplace revenue represented 91% of total revenue for the three months ended March 31, 2016 compared to 86% of total revenue for the three months ended March 31, 2015. The increase in marketplace revenue was primarily attributable to the $59.2 million increase in real estate revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. As a result of the Trulia acquisition, Zillow Group’s total number of unique users increased significantly. There were approximately 156.2 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2016 compared to 109.9 million average monthly unique users for the three months ended March 31, 2015, representing year-over-year growth of 42%. This increase in unique users increased the number of impressions and clicks we could monetize in our real estate marketplace. Real estate revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing Agent Advertisers. This strategic shift resulted in increased sales to Agent Advertisers looking to expand their presence on our platform. Average monthly revenue per advertiser increased by 38% to $487 for the three months ended March 31, 2016 from

$354 for the three months ended March 31, 2015. We calculate our average monthly revenue per advertiser by dividing the revenue generated by our Premier Agent program in the period by the average number of Agent Advertisers in the period, divided again by the number of months in the period. The average number of Agent Advertisers is derived by calculating the average of the beginning and ending number of Agent Advertisers for the period. There was a decrease in Agent Advertisers to 91,878 as of March 31, 2016 from 103,415 as of March 31, 2015, as we continued to encourage low performing Agent Advertisers to join more successful Agent Advertiser teams who we believe provide a superior consumer experience. We expect this decrease in Agent Advertisers will lower our selling costs over time. We define an Agent Advertiser as a real estate professional with an active advertising contract at the end of a period. Beginning on February 17, 2015, the reported Agent Advertisers reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $6.9 million, or 72%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in mortgages revenue was primarily a result of a 113% increase in our average revenue per loan information request for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 10.5 million mortgage loan information requests submitted by consumers for the three months ended March 31, 2016 compared to 13.0 million mortgage loan information requests submitted by consumers for the three months ended March 31, 2015, a decrease of 19%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is triggered. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

Display revenue was $17.0 million for the three months ended March 31, 2016 compared to $18.3 million for the three months ended March 31, 2015, a decrease of $1.3 million. Display revenue represented 9% of total revenue for the three months ended March 31, 2016 compared to 14% of total revenue for the three months ended March 31, 2015. The decrease in display revenue is primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

Cost of Revenue

	Three Months Ended March 31,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Cost of revenue	$16,452	$13,019	26%

Cost of revenue was $16.5 million for the three months ended March 31, 2016 compared to $13.0 million for the three months ended March 31, 2015, an increase of $3.4 million, or 26%. The increase in cost of revenue was primarily attributable to a $2.4 million increase in data center and connectivity costs, a $1.8 million increase in credit card and ad serving fees, increased headcount-related expenses of $1.6 million, including share-based compensation expense, driven by growth in headcount, partially offset by a $0.9 million decrease in revenue share costs, a $0.7 million decrease in costs to generate leads for customers related to the Market Leader business and a $0.8 million decrease in miscellaneous cost of revenue expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended March 31,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Sales and marketing	$98,760	$59,286	67%

Sales and marketing expenses were $98.8 million for the three months ended March 31, 2016 compared to $59.3 million for the three months ended March 31, 2015, an increase of $39.5 million, or 67%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $19.6 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $17.9 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $1.2 million increase in tradeshow and conferences expense and related travel, and a $0.8 million increase in miscellaneous sales and marketing expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended March 31,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Technology and development	$64,417	$37,325	73%

Technology and development expenses, which include research and development costs, were $64.4 million for the three months ended March 31, 2016 compared to $37.3 million for the three months ended March 31, 2015, an increase of $27.1 million, or 73%. Approximately $9.9 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $5.9 million of the increase was the result of an increase in other non-capitalizable data content expense, and $4.3 million of the increase was the result of increased amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia, our August 2015 acquisition of DotLoop, Inc. and our February 2016 acquisition of Naked Apartments. The increase in technology and development expenses was also attributable to a $4.0 million increase in amortization related to website and software development costs and purchased content, a $1.4 million increase in loss on disposal of property and equipment, a $1.0 million increase in software, hardware and connectivity costs and a $0.6 million increase in various miscellaneous technology and development expenses.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.6 million and $5.3 million, respectively, for the three months ended March 31, 2016 and 2015. Amortization expense included in technology and development for capitalized website and software development costs was $9.1 million and $4.9 million, respectively, the three months ended March 31, 2016 and 2015. Other data content expense was $6.3 million and $0.4 million, respectively, for the three months ended March 31, 2016 and 2015. Amortization expense included in technology and development for purchased data content intangible assets was $1.4 million and $1.7 million, respectively, for the three months ended March 31, 2016 and 2015. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended March 31,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
General and administrative	$53,837	$38,024	42%

General and administrative expenses were $53.8 million for the three months ended March 31, 2016 compared to $38.0 million for the three months ended March 31, 2015, an increase of $15.8 million, or 42%. The increase in general and administrative expenses was primarily a result of a $10.9 million increase in professional services fees, including legal fees incurred in connection with the legal proceedings described in Part I, Item 3. For the three months ended March 31, 2016, we incurred $15.7 million in legal costs related to our litigation with Move, Inc.

The increase in general and administrative expenses was also a result of a $2.7 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $1.6 million increase in building lease-related expenses including rent, utilities and insurance, and a $0.6 million overall increase in miscellaneous general and administrative expenses.

We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended March 31,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Acquisition-related costs	$593	$12,477	(95%)

Acquisition-related costs were $0.6 million for the three months ended March 31, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments, including legal and accounting fees. Acquisition-related costs were $12.5 million for the three months ended March 31, 2015 as a result of our February 2015 acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees.

Restructuring Costs

	Three Months Ended March 31,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Restructuring costs	$—	$25,065	N/A

There were no restructuring costs for the three months ended March 31, 2016. Restructuring costs for the three months ended March 31, 2015 were $25.1 million. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan was a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan was complete.

Interest Expense

	Three Months Ended March 31,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Interest expense	$1,573	$730	115%

Interest expense was $1.6 million in the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015, an increase of $0.8 million, or 115%. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, we had cash, cash equivalents, restricted cash, and investments of $514.7 million and $523.3 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Investments as of March 31, 2016 and December 31, 2015 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

On February 17, 2015, we acquired Trulia in a stock-for-stock transaction. The total purchase price of Trulia was approximately $2.0 billion. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. Our February 2015 acquisition of Trulia has a significant impact on our liquidity, financial position and results of operations. Trulia contributes to revenue, but we also incurred significant acquisition-related and other expenses.

Further, as a result of the acquisition of Trulia, Zillow Group entered into a supplemental indenture in respect of the 2020 Notes in the aggregate principal amount of $230.0 million, which supplemental indenture provides, among other things, that, at the effective time of the Trulia acquisition, (i) each outstanding 2020 Note is no longer convertible into shares of Trulia common stock and is convertible solely into shares of Zillow Group Class A common stock, pursuant to, and in accordance with, the terms of the indenture governing the 2020 Notes, and (ii) Zillow Group guaranteed all of the obligations of Trulia under the 2020 Notes and related indenture. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year.

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. In connection with the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes was adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This was equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. In connection with the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders, the conversion ratio has been further adjusted to 41.4550 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $24.12 per share of our Class A common stock. The conversion ratio will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

In February 2016, we completed the acquisition of Naked Apartments. The total purchase price for the acquisition of Naked Apartments was approximately $13.2 million in cash. A substantial majority of the purchase price for Naked Apartments has been allocated to goodwill and intangible assets.

The following table presents selected cash flow data for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands, unaudited)
Cash Flow Data:
Cash flows provided by operating activities	$18,918	$1,455
Cash flows provided by (used in) investing activities	(17,178)	171,811
Cash flows provided by financing activities	1,565	8,821

Cash Flows Provided By Operating Activities

Our operating cash flows result primarily from cash received from real estate professionals, mortgage professionals, rental professionals and brand advertisers. Our primary uses of cash from operating activities include payments for marketing and advertising activities and employee compensation. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.

For the three months ended March 31, 2016, net cash provided by operating activities was $18.9 million. This was primarily driven by a net loss of $47.6 million, adjusted by share-based compensation expense of $25.6 million, depreciation and amortization expense of $23.8 million, a loss on disposal of property and equipment of $1.4 million and a $1.3 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our February 2016 acquisition of Naked Apartments. Changes in operating assets and liabilities increased cash provided by operating activities by $13.6 million. The increase in operating assets and liabilities is primarily due to an $8.8 million increase in accrued compensation and benefits due primarily to an increase in sales commissions and the timing of payroll and a $3.3 million increase in deferred revenue driven by an increase in revenue.

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

Cash Flows Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and net cash acquired or cash paid in connection with acquisitions.

For the three months ended March 31, 2016, net cash used in investing activities was $17.2 million. This was primarily the result of $16.9 million of purchases for property and equipment, including capitalization of website development costs, and intangible assets and $12.4 million paid in connection with our February 2016 acquisition of Naked Apartments, partially offset by $10.1 million of net maturities and sales of investments.

For the three months ended March 31, 2015, net cash provided by investing activities was $171.8 million. This was primarily the result of $173.4 million of net cash acquired in connection with our February 2015 acquisition of Trulia and $8.9 million of net maturities and sales of investments, partially offset by $10.6 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

For the three months ended March 31, 2016 and 2015, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the three months ended March 31, 2016 and 2015 were $1.7 million and $9.1 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.6 million as of March 31, 2016. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

The following table provides a summary of our contractual obligations as of March 31, 2016:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Long-term debt (1)	$230,000	$—	$—	$230,000	$—
Interest on long-term debt (2)	31,625	6,325	12,650	12,650	—
Operating lease obligations (3)	183,568	17,888	45,937	44,640	75,103
Purchase obligations (4)	86,840	30,575	41,265	12,000	3,000

Total contractual obligations	$532,033	$54,788	$99,852	$299,290	$78,103

(1)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2020 Notes is 2.75%.
(3)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 14 to our condensed consolidated financial statements.
(4)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 14 to our condensed consolidated financial statements.

As of March 31, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.6 million as of March 31, 2016.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

Interest Rate Risk

Under our current investment policy, we invest our excess cash in money market funds, certificates of deposit, U.S. government agency securities, foreign government securities, municipal securities, and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

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

As of March 31, 2016, we also have outstanding $230.0 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief. A hearing regarding LendingTree’s appeal is scheduled for June 2016.

In March 2014, Move, Inc., the National Association of Realtors and three related entities, filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The plaintiffs seek, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against plaintiffs that alleged, among other things, that plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation. Defendants have each filed multiple motions for partial summary judgment against plaintiffs regarding, among other things, certain of their claims of alleged misappropriation of trade secrets. Hearings have been held regarding defendants’ motions for summary judgment that the court is currently taking under advisement. An evidentiary hearing regarding plaintiffs’ spoliation motion was held in April 2016 that the court is currently taking under advisement. The plaintiffs recently indicated that they are seeking damages which, if actually awarded, would have a material adverse effect on our business. We believe the plaintiffs’ allegations are without merit and their calculations of damages are baseless. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. The trial date is scheduled for June 2016.

In August 2014, four purported class action lawsuits were filed by plaintiffs against Trulia and its directors, Zillow, and Zebra Holdco, Inc. in connection with Zillow’s proposed acquisition of Trulia. One of those purported class actions, captioned Collier et al. v. Trulia, Inc., et al., was brought in the Superior Court of the State of California for the County of San Francisco, however on October 7, 2014, plaintiff in the Collier action filed a new complaint in the Delaware Court of Chancery alleging substantially the same claims and seeking substantially the same relief as the original complaint filed in California. On October 8, 2014, plaintiff in the Collier action filed a request for dismissal of the California case without prejudice. The other three of the purported class action lawsuits, captioned Shue et al. v. Trulia, Inc., et al., Sciabacucci et al. v. Trulia, Inc., et al., and Steinberg et al. v. Trulia, Inc. et al., were brought in the Delaware Court of Chancery. All four lawsuits allege that Trulia’s directors breached their fiduciary duties to Trulia stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Trulia through an allegedly unfair process and for an unfair price and on unfair terms. All lawsuits sought, among other things, equitable relief that would have enjoined the consummation of Zillow’s proposed acquisition of Trulia and attorneys’ fees and costs. The Delaware actions also sought rescission of the Merger Agreement or rescissory damages and orders directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing. On September 24, 2014, plaintiff in the Sciabacucci action filed (1) a motion for expedited proceedings, (2) a motion for a preliminary injunction, (3) a request for production of documents from defendants, and (4) notice of depositions. On October 13, 2014, the Delaware Court of Chancery issued an order consolidating all of the Delaware actions into one matter captioned In re Trulia, Inc. Stockholder Litigation. On October 13 and 14, 2014, the above-referenced motions were refiled under the consolidated case number. On November 14, 2014, plaintiffs again refiled their motion for a preliminary injunction challenging the proposed acquisition. On November 19, 2014, the parties entered into a Memorandum of Understanding, documenting an agreement-in-principle for the settlement of the consolidated litigation, pursuant to which Trulia agreed to make certain supplemental disclosures in a Form 8-K. The Memorandum of Understanding was filed with the Court of Chancery that same day. Thereafter, the parties negotiated and agreed to a stipulation of settlement, and after notice to the class, the Court of Chancery held a settlement hearing on September 16, 2015 where the Court requested the parties to make further submission in connection with the settlement. By an opinion dated January 22, 2016, the Court denied approval of the settlement, and on April 6, 2016, the Court dismissed the claims brought in the consolidated lawsuit with prejudice.

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints seek, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders was held on August 5, 2015, and the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs filed a consolidated class action complaint on September 18, 2015 naming and seeking relief from only our co-founders as defendants. On December 4, 2015, defendants filed a motion to dismiss the consolidated class action complaint, and on March 28, 2016, the consolidated class action complaint was dismissed with prejudice.

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

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleges, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. We filed our answer to the second amended complaint on June 16, 2015. On November 20, 2015, plaintiff filed a motion for class certification. A hearing was held on February 5, 2016 regarding the motion. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On March 11, 2016, we filed with the Ninth Circuit Court of Appeals a petition for permission to appeal the order granting class certification. The trial date is scheduled for August 2016.

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

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2015. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan.

10.2*	Letter Agreement dated February 24, 2016 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2016, and incorporated herein by reference).

10.3*	Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated March 25, 2016, by and between Errol Samuelson and Zillow, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2016	ZILLOW GROUP, INC.

	By:	/S/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary