Form 10-Q
period 2016-06-30
ZILLOW GROUP, INC.
filed 2016-08-05
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016, 53,832,528 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 120,092,444 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2016

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, as well as those risks, uncertainties and assumptions described in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2015. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$155,210	$229,138
Short-term investments	264,933	291,151
Accounts receivable, net of allowance for doubtful accounts of $993 and $3,378 at June 30, 2016 and December 31, 2015, respectively	35,494	29,789
Prepaid expenses and other current assets	15,728	24,016

Total current assets	471,365	574,094
Restricted cash	1,053	3,015
Property and equipment, net	98,799	89,639
Goodwill	1,919,777	1,909,167
Intangible assets, net	539,965	554,765
Other assets	6,142	5,020

Total assets	$3,037,101	$3,135,700

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,144	$3,361
Accrued expenses and other current liabilities	48,475	43,047
Accrued compensation and benefits	24,303	11,392
Deferred revenue	25,651	21,450
Deferred rent, current portion	1,215	1,172

Total current liabilities	116,788	80,422
Deferred rent, net of current portion	15,020	13,743
Long-term debt	230,000	230,000
Deferred tax liabilities and other long-term liabilities	132,521	132,482

Total liabilities	494,329	456,647
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of June 30, 2016 and December 31, 2015; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 53,770,787 and 53,299,111 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 6,217,447 shares issued and outstanding as of June 30, 2016 and December 31, 2015	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 119,983,904 and 118,958,359 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	3,022,736	2,956,111
Accumulated other comprehensive income (loss)	377	(471)
Accumulated deficit	(480,359)	(276,605)

Total shareholders’ equity	2,542,772	2,679,053

Total liabilities and shareholders’ equity	$3,037,101	$3,135,700

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$208,403	$171,269	$394,385	$298,542
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	17,220	17,037	33,672	30,056
Sales and marketing	99,256	87,942	198,016	147,228
Technology and development	67,421	51,740	131,838	89,065
General and administrative	179,632	43,810	233,469	81,834
Acquisition-related costs	204	1,679	797	14,156
Restructuring costs	—	6,652	—	31,717

Total costs and expenses	363,733	208,860	597,792	394,056

Loss from operations	(155,330)	(37,591)	(203,407)	(95,514)
Other income	753	450	1,434	719
Interest expense	(1,572)	(1,580)	(3,145)	(2,310)

Loss before income taxes	(156,149)	(38,721)	(205,118)	(97,105)
Income tax benefit	—	—	1,364	—

Net loss	$(156,149)	$(38,721)	$(203,754)	$(97,105)

Net loss per share — basic and diluted	$(0.87)	$(0.22)	$(1.14)	$(0.60)
Weighted-average shares outstanding — basic and diluted	179,451	176,142	179,067	161,847
(1) Amortization of website development costs and intangible assets included in technology and development	$20,845	$17,117	$40,904	$28,899

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(156,149)	$(38,721)	$(203,754)	$(97,105)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	202	(19)	843	130
Reclassification adjustment for net gains (losses) from investments included in net loss	6	(3)	5	(13)

Net unrealized gains (losses) on investments	208	(22)	848	117

Total other comprehensive income (loss)	208	(22)	848	117

Comprehensive loss	$(155,941)	$(38,743)	$(202,906)	$(96,988)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(203,754)	$(97,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	49,357	34,447
Share-based compensation expense	53,867	52,887
Restructuring costs	—	18,147
Release of valuation allowance on certain deferred tax assets	1,364	—
Loss on disposal of property and equipment	2,170	499
Bad debt expense	927	1,605
Deferred rent	1,321	2,310
Amortization of bond premium	808	1,593
Changes in operating assets and liabilities:
Accounts receivable	(6,608)	(5,026)
Prepaid expenses and other assets	7,122	8,494
Accounts payable	13,743	(2,516)
Accrued expenses and other current liabilities	5,005	13
Accrued compensation and benefits	12,877	(3,259)
Accrued restructuring costs	(169)	1,425
Deferred revenue	4,190	(366)
Other long-term liabilities	(2,749)	2,998

Net cash provided by (used in) operating activities	(60,529)	16,146

Investing activities
Proceeds from maturities of investments	105,440	165,723
Purchases of investments	(83,976)	(164,718)
Proceeds from sales of investments	4,795	4,979
Decrease in restricted cash, net of amounts assumed in connection with an acquisition	1,962	312
Purchases of property and equipment	(33,393)	(25,546)
Purchases of intangible assets	(3,321)	(8,006)
Cash acquired in acquisition, net	—	173,406
Cash paid for acquisition, net	(12,357)	—

Net cash provided by (used in) investing activities	(20,850)	146,150

Financing activities
Proceeds from exercise of stock options	7,737	14,722
Value of equity awards withheld for tax liability	(286)	(511)

Net cash provided by financing activities	7,451	14,211
Net increase (decrease) in cash and cash equivalents during period	(73,928)	176,507
Cash and cash equivalents at beginning of period	229,138	125,765

Cash and cash equivalents at end of period	$155,210	$302,272

Supplemental disclosures of cash flow information
Cash paid for interest	$3,163	$3,163
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$—	$1,883,728
Capitalized share-based compensation	$5,304	$4,783
Write-off of fully depreciated property and equipment	$9,986	$13,001

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including DotLoop, Mortech and Retsly.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; protection of customers’ information and privacy concerns; and security measures related to our mobile applications and websites, among other things.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2016, our results of operations and comprehensive loss for the three and six month periods ended June 30, 2016 and 2015, and our cash flows for the six month periods ended June 30, 2016 and 2015. The results of the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any interim period or for any other future year.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the measurement of credit losses on financial instruments. This standard requires the use of an expected loss impairment model for instruments measured at amortized cost. For available-for-sale debt securities, an entity is required to recognize an allowance for credit losses rather than as a write-down. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have not yet determined the timing of adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on contingent put and call options in debt instruments. This standard clarifies that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence and does not require an entity to separately assess whether the contingency itself is indexed only to interest rates or the credit risk of the entity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 using a modified retrospective transition method, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

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

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance for the year ending December 31, 2016. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$83,610	$83,610	$—
Short-term investments:
U.S. government agency securities	151,185	—	151,185
Corporate notes and bonds	61,918	—	61,918
Municipal securities	34,066	—	34,066
Foreign government securities	11,000	—	11,000
Certificates of deposit	6,764	—	6,764
Restricted cash	1,053	—	1,053

Total	$349,596	$83,610	$265,986

	December 31, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$195,870	$195,870	$—
Certificates of deposit	1,622	—	1,622
Short-term investments:
U.S. government agency securities	193,168	—	193,168
Corporate notes and bonds	41,314	—	41,314
Municipal securities	39,853	—	39,853
Certificates of deposit	11,837	—	11,837
Foreign government securities	4,979	—	4,979
Restricted cash	3,015	—	3,015

Total	$491,658	$195,870	$295,788

See Note 9 for the carrying amount and estimated fair value of the Company’s convertible senior notes.

We did not have any Level 3 assets as of June 30, 2016 or December 31, 2015. There were no liabilities measured at fair value as of June 30, 2016 or December 31, 2015.

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

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$71,600	$—	$—	$71,600
Cash equivalents:
Money market funds	83,610	—	—	83,610
Short-term investments:
U.S government agency securities	151,015	183	(13)	151,185
Corporate notes and bonds	61,848	71	(1)	61,918
Municipal securities	34,049	24	(7)	34,066
Foreign government securities	10,973	27	—	11,000
Certificates of deposit	6,763	1	—	6,764
Restricted cash	1,053	—	—	1,053

Total	$420,911	$306	$(21)	$421,196

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$31,646	$—	$—	$31,646
Cash equivalents:
Money market funds	195,870	—	—	195,870
Certificates of deposit	1,622	—	—	1,622
Short-term investments:
U.S government agency securities	193,623	1	(456)	193,168
Corporate notes and bonds	41,390	1	(77)	41,314
Municipal securities	39,878	11	(36)	39,853
Certificates of deposit	11,839	1	(3)	11,837
Foreign government securities	4,985	—	(6)	4,979
Restricted cash	3,015	—	—	3,015

Total	$523,868	$14	$(578)	$523,304

The following table presents available-for-sale investments by contractual maturity date as of June 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$202,022	$202,154
Due after one year through two years	62,626	62,779

Total	$264,648	$264,933

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2016	December 31, 2015
Website development costs	$87,378	$74,750
Computer equipment	25,018	20,965
Leasehold improvements	33,705	32,918
Construction-in-progress	16,609	15,630
Office equipment, furniture and fixtures	16,702	13,495
Software	9,765	6,961

Property and equipment	189,177	164,719
Less: accumulated amortization and depreciation	(90,378)	(75,080)

Property and equipment, net	$98,799	$89,639

We recorded depreciation expense related to property and equipment (other than website development costs) of $4.7 million and $3.3 million, respectively, during the three months ended June 30, 2016 and 2015, and $8.5 million and $5.5 million, respectively, during the six months ended June 30, 2016 and 2015.

We capitalized $13.6 million and $11.8 million, respectively, in website and software development costs during the three months ended June 30, 2016 and 2015, and $25.1 million and $21.8 million, respectively, during the six months ended June 30, 2016 and 2015. Amortization expense for website development costs included in technology and development expenses was $9.9 million and $5.8 million, respectively, during the three months ended June 30, 2016 and 2015, and $19.1 million and $10.7 million, respectively, during the six months ended June 30, 2016 and 2015.

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

At the effective time of the merger, each share of Zillow Class A common stock was converted into the right to receive one share of fully paid and nonassessable Zillow Group Class A common stock, and each share of Zillow Class B common stock was converted into the right to receive one share of fully paid and nonassessable Zillow Group Class B common stock. Generally, each Zillow stock option and restricted stock unit outstanding (whether or not vested or exercisable) as of the effective time of the merger was assumed by Zillow Group and converted into a corresponding equity award to purchase or acquire shares of Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original option or award. Any unvested shares of Zillow Class A common stock subject to a repurchase option, risk of forfeiture or other condition as of the effective time of the merger were exchanged for shares of Zillow Group Class A common stock that were also unvested and subject to the same repurchase option, risk of forfeiture or other condition. Each Zillow restricted unit outstanding as of the effective time of the merger was assumed by Zillow Group and converted into the right to receive Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original restricted unit.

At the effective time of the merger, each share of Trulia common stock was converted into the right to receive 0.444 of a share of fully paid and nonassessable Zillow Group Class A common stock. Generally, each Trulia stock option, restricted stock unit, and stock appreciation right outstanding (whether or not vested or exercisable) as of the effective time of the merger was assumed by Zillow Group and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in price of Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original option or award, subject to specified adjustments to reflect the effect of the Trulia exchange ratio. Each outstanding unvested Trulia stock option and restricted stock unit held by a member of the Trulia board of directors immediately prior to the effective time of the merger who was not an employee of Trulia or any subsidiary of Trulia became fully vested immediately prior to the effective time of the merger in accordance with the terms of the applicable award agreements.

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

A total of 17,259,704 shares of Zillow Group Class A common stock were issued in connection with the acquisition of Trulia. Trulia stockholders did not receive any fractional shares of Zillow Group Class A common stock in connection with the acquisition. Instead of receiving any fractional shares, each holder of Trulia common stock was paid an amount in cash (without interest) equal to such fractional amount multiplied by the last reported sale price of Zillow Class A common stock on NASDAQ on the last complete trading day prior to the date of the effective time of the merger.

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

A portion of the total purchase price was allocated to Trulia’s 2020 Notes (see Note 9). In accordance with the accounting guidance related to business combinations, the 2020 Notes are recognized at fair value as of the effective date of the acquisition. The fair value of the 2020 Notes as of the date of acquisition was approximately $356.4 million. The fair value of the 2020 Notes as of the date of acquisition was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. The fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. Given the fair value of the 2020 Notes as of the date of acquisition of $356.4 million was at a substantial premium to the principal amount of $230.0 million, the premium amount of $126.4 million has been recorded as additional paid-in capital in the consolidated balance sheet as of the effective date of the acquisition. Accordingly, Zillow Group has recognized the liability component of the 2020 Notes at the stated par amount in the consolidated balance sheet as of the effective date of the acquisition. The conversion feature included in the 2020 Notes is not required to be bifurcated and separately accounted for as it meets the equity scope exception given the conversion feature (i) is indexed to Zillow Group’s Class A common stock and (ii) would be classified in shareholder’s equity. Further, the 2020 Notes do not permit or require Zillow Group to settle the debt in cash (in whole or in part) upon conversion.

A portion of the total purchase price was allocated to deferred tax liabilities primarily related to an indefinite-lived intangible asset generated in connection with the acquisition. Due to the recognition of a $351.0 million indefinite-lived Trulia trade name and trademark intangible asset as of the effective date of the acquisition, a deferred tax liability of $139.5 million was recognized which cannot be offset by the recognized deferred tax assets.

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

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the three and six month periods ended June 30, 2016 and revenue for the three months ended June 30, 2015, which are presented on an as-reported basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (2)
Revenue	$208,403	$171,269	$394,385	$333,800
Net loss	$(156,149)	$(26,731)	$(203,754)	$(44,585)

(1)	The pro forma net loss for the three months ended June 30, 2015 includes pro forma adjustments for $6.7 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements, $3.7 million to eliminate share-based compensation expense attributable to substituted equity awards and $1.7 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements.
(2)	The pro forma net loss for the six months ended June 30, 2015 includes pro forma adjustments for $47.9 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $37.3 million to eliminate share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $31.9 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements, $2.4 million to record additional amortization expense for acquired intangible assets and $1.1 million to eliminate Trulia’s historical amortization of capitalized website development costs.

Note 7.	Goodwill

The following table presents the change in goodwill from December 31, 2015 through June 30, 2016 (in thousands):

Balance as of December 31, 2015	$1,909,167
Goodwill recorded in connection with the acquisition of Naked Apartments	10,610

Balance as of June 30, 2016	$1,919,777

The goodwill recorded in connection with the acquisition of Naked Apartments, which includes intangible assets that do not qualify for separate recognition, is not deductible for tax purposes.

Note 8.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$39,102	$(20,382)	$18,720
Customer relationships	103,725	(23,902)	79,823
Developed technology	111,195	(28,860)	82,335
Trade names and trademarks	5,361	(2,775)	2,586
Advertising relationships	9,000	(4,098)	4,902
MLS home data feeds	1,100	(501)	599

Total	$269,483	$(80,518)	$188,965

	December 31, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$37,581	$(19,649)	$17,932
Customer relationships	103,425	(16,204)	87,221
Developed technology	108,295	(19,515)	88,780
Trade names and trademarks	4,860	(2,212)	2,648
Advertising relationships	9,000	(2,598)	6,402
MLS home data feeds	1,100	(318)	782

Total	$264,261	$(60,496)	$203,765

Amortization expense recorded for intangible assets for the three months ended June 30, 2016 and 2015 was $10.9 million and $11.3 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2016 and 2015 was $21.8 million and $18.2 million, respectively. These amounts are included in technology and development expenses.

As of June 30, 2016, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization.

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

Interest expense related to the 2020 Notes for the three months ended June 30, 2016 and 2015 was $1.6 million. Interest expense related to the 2020 Notes for the six months ended June 30, 2016 and 2015 was $3.1 million and $2.3 million, respectively. Accrued interest related to the 2020 Notes as of June 30, 2016 is $0.3 million, and is recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

The estimated fair value and carrying value of the 2020 Notes were $360.8 million and $230.0 million, respectively, as of June 30, 2016. The estimated fair value and carrying value of the 2020 Notes were $272.9 million and $230.0 million, respectively, as of December 31, 2015. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 10.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2016 and 2015, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2016. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2016 and December 31, 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $735.2 million as of December 31, 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million (tax effected) as of December 31, 2015.

We recorded an income tax benefit of $1.4 million for the six months ended June 30, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 11.	Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2016 or December 31, 2015.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and six month periods ended June 30, 2016 and the year ended December 31, 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, the 2011 Plan became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Shareholders last approved the 2011 Plan on June 15, 2016. In addition to the share reserve of 18,400,000 shares, the number of shares available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years by a number of shares equal to the least of (a) 3.5% of our outstanding common and capital stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by the compensation committee.

Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan typically expire seven or 10 years from the grant date and typically vest either 25% after 12 months and ratably thereafter over the next 36 months or quarterly over a period of four years, though certain options have been granted with longer vesting schedules.

In March 2016, Zillow Group established an equity choice program pursuant to which Zillow Group grants restricted stock units and option awards to certain employees to retain and recognize their efforts on behalf of Zillow Group.

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2015 and the six months ended June 30, 2016:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	17,399,292	$18.12	5.32	$311,040
Assumed Trulia options and stock appreciation rights in connection with February 2015 acquisition of Trulia	3,159,765	13.79
Granted	11,438,095	31.45
Exercised	(2,732,767)	8.99
Forfeited or cancelled	(2,138,011)	28.37

Outstanding at December 31, 2015	27,126,374	23.35	5.96	156,025
Granted	5,651,734	22.77
Exercised	(746,024)	10.37
Forfeited or cancelled	(733,458)	30.21

Outstanding at June 30, 2016	31,298,626	23.40	6.23	416,763
Vested and exercisable at June 30, 2016	12,545,302	18.25	4.16	232,164

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	51%	55%	51%	55%-56%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.89%-1.20%	1.30%-1.48%	0.89%-1.20%	1.08%-1.48%
Weighted-average expected life	4 years	4.58 years	3.77 years	4.58 years
Weighted-average fair value of options granted	$11.11	$14.15	$8.92	$15.78

The assumptions included in the table above exclude Trulia’s stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition.

In March 2016, option awards for an aggregate of 93,995 shares of Class C capital stock were granted as Nonemployee Director Awards, which are fully vested and exercisable on the date of grant. The fair value of options granted for the Nonemployee Director Awards, $8.91 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 1.12%, and a weighted-average expected life of 4.25 years. During the six months ended June 30, 2016 and 2015, share-based compensation expense recognized in our condensed consolidated statements of operations related to Nonemployee Director Awards was $0.8 million, and is included in general and administrative expenses.

In January and February 2015, option awards for a total of 3,450,000 shares of Class A common stock and Class C capital stock (as adjusted in connection with the August 2015 stock split effected in the form of a dividend) were granted to certain of the Company’s executive officers. The fair value of the option awards is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 52%, a risk-free interest rate of 1.76% and a weighted-average expected life of 6.8 years. The grant date fair value of the option awards is approximately $62.8 million. One-sixteenth of the total number of shares subject to the option awards vested and became exercisable on the first anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable four years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the two-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable five years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the three-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the four-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the vesting commencement date. The option awards have a ten-year term.

As of June 30, 2016, there was a total of $207.1 million in unrecognized compensation cost related to unvested stock options and stock appreciation rights.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2015 and the six months ended June 30, 2016:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2015	376,806	$28.56
Assumed Trulia restricted stock units in connection with February 2015 acquisition of Trulia	3,798,957	36.38
Granted	1,354,185	28.55
Vested	(1,899,531)	31.74
Forfeited or cancelled	(1,024,903)	31.12

Unvested outstanding at December 31, 2015	2,605,514	32.36
Granted	2,334,312	22.82
Vested	(766,870)	33.82
Forfeited or cancelled	(305,424)	27.77

Unvested outstanding at June 30, 2016	3,867,532	26.68

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

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of June 30, 2016, there was $92.9 million of total unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$1,627	$1,110	$2,846	$2,062
Sales and marketing	6,395	8,784	11,598	12,993
Technology and development	8,366	7,005	15,125	12,771
General and administrative	11,928	12,981	24,298	25,061
Restructuring costs	—	3,584	—	14,004

Total	$28,316	$33,464	$53,867	$66,891

Note 13.	Net Loss Per Share

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

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Class A common stock and Class C capital stock issuable upon the exercise of option awards and stock appreciation rights	6,048	6,918	5,595	7,506
Class A common stock and Class C capital stock underlying unvested restricted stock awards and restricted stock units	800	882	329	990
Class A common stock issuable upon conversion of the 2020 Notes	9,535	9,535	9,535	9,535

Total Class A common stock and Class C capital stock equivalents	16,383	17,335	15,459	18,031

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

Lease Commitments

We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2017 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended June 30, 2016 and 2015 was $3.8 million and $4.0 million, respectively. Operating lease expense for the six months ended June 30, 2016 and 2015 was $7.7 million and $7.4 million, respectively.

Purchase Commitments

We have entered into various non-cancelable purchase commitments for content related to our mobile applications and websites. License agreement terms vary by vendor. In some instances, we retain perpetual rights to this information after the contract ends; in other instances, the information and data are licensed only during the fixed term of the agreement. Additionally, certain data license agreements provide for uneven payment amounts throughout the contract term.

We capitalize payments made to third parties for data licenses that we expect to provide future economic benefit through the recovery of the costs of these arrangements via the generation of our revenue and margins. For data license contracts that include uneven payment amounts, we capitalize the payments as they are made as an intangible asset and amortize the total contract value over the estimated useful life. For contracts in which we have perpetual rights to the data, the total contract value is amortized on a straight-line basis over the life of the contract plus two years, which is equivalent to the estimated useful life of the asset. For contracts in which we do not have access to the data beyond the contractual term, the total contract value is amortized on a straight-line basis over the term of the contract. We evaluate data content contracts for potential capitalization at the inception of the arrangement as well as each time periodic payments to third parties are made.

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

Letters of Credit

As of June 30, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.4 million as of June 30, 2016 and December 31, 2015.

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

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief. A hearing regarding LendingTree’s appeal occurred in June 2016. In July 2016, the Court of Appeals for the Federal Circuit issued an order in which it found all claims asserted against us invalid under Section 101. We have not recorded an accrual related to this complaint as of June 30, 2016 or December 31, 2015, as we do not believe a loss is probable or reasonably estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities (collectively, “Plaintiffs”), filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The Plaintiffs sought, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, Plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against Plaintiffs that alleged, among other things, that Plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, Plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation. The court held a spoliation hearing in April and on May 17, 2016 denied Plaintiffs motion for sanctions as to Zillow and Mr. Samuelson. With respect to Mr. Beardsley, the Court denied the motion as to terminating sanctions but granted the motion ordering a permissive adverse inference instruction with respect to five devices. Defendants each filed multiple motions for partial summary judgment against Plaintiffs regarding, among other things, certain of their claims of alleged misappropriation of trade secrets. Defendants also filed various motions seeking to exclude or limit damages. The court entered various rulings granting and denying these motions in 2016. On June 6, 2016, the Company reached an amicable resolution by way of a settlement agreement and release (the “Settlement Agreement”) with Plaintiffs pursuant to which the Company agreed to pay Plaintiffs $130.0 million in connection with a release of all claims. On June 16, 2016, pursuant to the terms agreed to between the parties, the court dismissed all claims and counterclaims asserted in this matter with prejudice. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement payment was recorded in general and administrative expenses in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2016.

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

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review was ongoing but that, based on its preliminary findings, it believed the Company may have failed to pay overtime to such inside sales consultants. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ h ours worked. The settlement of the class action lawsuit is contingent on Zillow, Inc.’s complete resolution of the DOL compliance review. As related to the DOL compliance review, the Company does not believe there is a reasonable possibility that a material loss in excess of amounts accrued for the class action lawsuit will be incurred. As a result, we have not recorded an accrual related to the DOL compliance review as of June 30, 2016.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit for an immaterial amount. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in any office from January 1, 2010 through the present. We have recorded an accrual for an immaterial amount related to the settlement as of June 30, 2016. The settlement is contingent on the court approving the class action settlement and upon Zillow, Inc.’s complete resolution of the DOL compliance review described above. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. Appellate proceedings before the circuit court are stayed until September 19, 2016 pending the resolution of the settlement. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

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

In February 2015, we paid approximately $0.3 million in filing fees directly to the Federal Trade Commission (the “FTC”), on behalf of and in connection with filings made by Mr. Richard Barton, our Executive Chairman, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), which filings were required due to Mr. Barton’s ownership of Zillow, Inc.’s common stock. In April 2016, we paid approximately $0.1 million for a tax “gross-up” payment to Mr. Barton to cover the imputed income associated with one of his HSR Act filings.

Note 16.	Self-Insurance

Prior to January 1, 2016, we were self-insured for a portion of our medical and dental benefits for certain employees of Trulia since the date of our acquisition of Trulia in February 2015. Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $150,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our condensed consolidated balance sheet and was $2.4 million as of June 30, 2016 and $0.5 million as of December 31, 2015.

Note 17.	Employee Benefit Plan

Prior to January 1, 2016, we maintained separate defined contribution 401(k) retirement plans for employees of Zillow and Trulia. Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended June 30, 2016 and 2015 was $2.4 million and $1.3 million, respectively. The total expense related to the Zillow Group 401(k) Plan for the six months ended June 30, 2016 and 2015 was $4.8 million and $2.1 million, respectively.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Marketplace revenue:
Real estate:
Premier Agent	$147,106	$115,185	$281,635	$203,077
Other real estate	26,070	7,373	44,048	12,793

Total Real estate revenue	173,176	122,558	325,683	215,870
Mortgages	18,392	10,393	34,846	19,951
Market Leader	—	12,530	—	18,587

Total Marketplace revenue	191,568	145,481	360,529	254,408
Display revenue	16,835	25,788	33,856	44,134

Total revenue	$208,403	$171,269	$394,385	$298,542

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, mortgage and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, mortgage and rental professionals, including DotLoop, Mortech and Retsly.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 64 million homes and added more than 412 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the three months ended June 30, 2016 consisted of real estate and mortgages revenue. Real estate revenue primarily includes Premier Agent revenue from the sale of advertising under our Premier Agent program, which offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. In this Quarterly Report on Form 10-Q, we are, for the first time, separately reporting Premier Agent revenue as management believes Premier Agent revenue is a valuable indicator of the performance of our business overall. Other real estate revenue, which is included in real estate revenue, primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other advertising services and a suite of tools to real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, Zillow Group acquired Trulia, Inc. (“Trulia”), and each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the six months ended June 30, 2015, the information presented in this section with respect to the six months ended June 30, 2015 relates to Zillow on a standalone basis prior to February 17, 2015 and to Zillow Group after February 17, 2015, whereas the information presented in this section with respect to the six months ended June 30, 2016 relates to Zillow Group. Marketplace revenue for the six months ended June 30, 2015 also included Market Leader revenue since February 17, 2015, whereas the information presented in this section with respect to the six months ended June 30, 2016 does not include Market Leader revenue because we divested the Market Leader business as of September 30, 2015. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

During the three months ended June 30, 2016, we generated revenue of $208.4 million, as compared to $171.3 million in the three months ended June 30, 2015, an increase of 22%. This increase was primarily the result of significant growth in consumer traffic to our mobile applications and websites, which increased the number of impressions and clicks we could monetize in our marketplace and display revenue categories. There were approximately 168.7 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2016 compared to 141.0 million average monthly unique users for the three months ended June 30, 2015, representing year-over-year growth of 20%. Real estate revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers. This strategic shift resulted in increased sales to agent advertisers looking to expand their presence on our platform.

In addition, mortgages revenue increased $8.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, or 77%. The increase in mortgages revenue was primarily a result of a 247% increase in our average revenue per loan information request for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, which we believe was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 7.0 million mortgage loan information requests submitted by consumers for the three months ended June 30, 2016 compared to 13.7 million mortgage loan information requests submitted by consumers for the three months ended June 30, 2015, a decrease of 49%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is triggered. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015, we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

As of June 30, 2016, we had 2,571 full-time employees compared to 2,204 full-time employees as of December 31, 2015.

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

	Average Monthly Unique Users for the Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands)
Unique Users	168,700	140,959	20%

As previously noted, we are no longer reporting the number of agent advertisers as a key growth driver because management does not believe that the number is indicative of the performance or growth trends of our business. In this Quarterly Report on Form 10-Q, we are, instead and for the first time, separately reporting Premier Agent revenue as management believes Premier Agent revenue is a valuable indicator of the performance of our business overall.

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

Marketplace Revenue. Marketplace revenue for the three months ended June 30, 2016 consisted of real estate and mortgages revenue. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Real estate revenue primarily includes Premier Agent revenue from our Premier Agent program, which offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. Other real estate revenue, which is included in real estate revenue, primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other advertising services and a suite of tools to real estate professionals.

Our Premier Agent program, which is included in Premier Agent real estate revenue, offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code. We charge for our Platinum Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. We recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter. We charge a fixed subscription fee for Zillow Group’s Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

Our Trulia real estate products included in Premier Agent real estate revenue are primarily sold on a fixed fee subscription basis, and include Trulia Pro with featured listings and Trulia Seller Ads. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s real estate products included in real estate revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Rentals revenue, which is included in other real estate revenue, primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

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

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites and migration of advertising spend online from traditional broadcast and print media.

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

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries and benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, and equipment and maintenance costs. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2016 and 2015, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2016. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2016 and December 31, 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $735.2 million as of December 31, 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million (tax effected) as of December 31, 2015.

We recorded an income tax benefit of $1.4 million for the six months ended June 30, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$208,403	$171,269	$394,385	$298,542
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	17,220	17,037	33,672	30,056
Sales and marketing (1)	99,256	87,942	198,016	147,228
Technology and development (1)	67,421	51,740	131,838	89,065
General and administrative (1)	179,632	43,810	233,469	81,834
Acquisition-related costs	204	1,679	797	14,156
Restructuring costs (1)	—	6,652	—	31,717

Total costs and expenses	363,733	208,860	597,792	394,056

Loss from operations	(155,330)	(37,591)	(203,407)	(95,514)
Other income	753	450	1,434	719
Interest expense	(1,572)	(1,580)	(3,145)	(2,310)

Loss before income taxes	(156,149)	(38,721)	(205,118)	(97,105)
Income tax benefit	—	—	1,364	—

Net loss	$(156,149)	$(38,721)	$(203,754)	$(97,105)

Net loss per share — basic and diluted	$(0.87)	$(0.22)	$(1.14)	$(0.60)
Weighted-average shares outstanding — basic and diluted	179,451	176,142	179,067	161,847
Other Financial Data:
Adjusted EBITDA (3)	$(101,260)	$21,039	$(99,386)	$37,693

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,627	$1,110	$2,846	$2,062
Sales and marketing	6,395	8,784	11,598	12,993
Technology and development	8,366	7,005	15,125	12,771
General and administrative	11,928	12,981	24,298	25,061
Restructuring costs	—	3,584	—	14,004

Total	$28,316	$33,464	$53,867	$66,891

(2) Amortization of website development costs and intangible assets included in technology and development	$20,845	$17,117	$40,904	$28,899

(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP. Adjusted EBITDA for the three and six month periods ended June 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	10	9	10
Sales and marketing	48	51	50	49
Technology and development	32	30	33	30
General and administrative	86	26	59	27
Acquisition-related costs	0	1	0	5
Restructuring costs	0	4	0	11

Total costs and expenses	175	122	152	132

Loss from operations	(75)	(22)	(52)	(32)
Other income	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)

Loss before income taxes	(75)	(23)	(52)	(33)
Income tax benefit	0	0	0	0

Net loss	(75)	(23%)	(52)	(33%)

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(156,149)	$(38,721)	$(203,754)	$(97,105)
Other income	(753)	(450)	(1,434)	(719)
Depreciation and amortization expense	25,550	20,419	49,357	34,447
Share-based compensation expense	28,316	29,880	53,867	52,887
Acquisition-related costs	204	1,679	797	14,156
Restructuring costs	—	6,652	—	31,717
Interest expense	1,572	1,580	3,145	2,310
Income tax benefit	—	—	(1,364)	—

Adjusted EBITDA (1)	$(101,260)	$21,039	$(99,386)	$37,693

(1)	Adjusted EBITDA for the three and six month periods ended June 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate:
Premier Agent	$147,106	$115,185	28%
Other real estate	26,070	7,373	254%

Total Real estate revenue	173,176	122,558	41%
Mortgages	18,392	10,393	77%
Market Leader	—	12,530	N/A

Total Marketplace revenue	191,568	145,481	32%
Display revenue	16,835	25,788	(35%)

Total revenue	$208,403	$171,269	22%

	Three Months Ended June 30,
	2016	2015
Percentage of Total Revenue:
Marketplace revenue:
Real estate:
Premier Agent	71%	67%
Other real estate	13%	4%

Total Real estate revenue	83%	72%
Mortgages	9%	6%
Market Leader	—	7%

Total Marketplace revenue	92%	85%
Display revenue	8%	15%

Total revenue	100%	100%

Overall revenue increased by $37.1 million, or 22%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Marketplace revenue increased by 32%, and display revenue decreased by 35%.

Marketplace revenue grew to $191.6 million for the three months ended June 30, 2016 from $145.5 million for the three months ended June 30, 2015, an increase of $46.1 million. Marketplace revenue represented 92% of total revenue for the three months ended

June 30, 2016 compared to 85% of total revenue for the three months ended June 30, 2015. The increase in marketplace revenue was primarily attributable to the $31.9 million increase in Premier Agent revenue. There were approximately 168.7 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2016 compared to 141.0 million average monthly unique users for the three months ended June 30, 2015, representing year-over-year growth of 20%. This increase in unique users increased the number of impressions and clicks we could monetize in our real estate marketplace. Premier Agent revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers. This strategic shift resulted in increased sales to agent advertisers looking to expand their presence on our platform. Average monthly revenue per advertiser increased by 43% to $536 for the three months ended June 30, 2016 from $375 for the three months ended June 30, 2015. We calculate our average monthly revenue per advertiser by dividing the revenue generated by our Premier Agent program in the period by the average number of agent advertisers in the period, divided again by the number of months in the period. The average number of agent advertisers is derived by calculating the average of the beginning and ending number of agent advertisers for the period. There was a decrease in agent advertisers to 91,184 as of June 30, 2016 from 101,297 as of June 30, 2015, as we continued to encourage low performing agent advertisers to join more successful agent advertiser teams who we believe provide a superior consumer experience. We expect this decrease in agent advertisers will lower our selling costs over time. We define an agent advertiser as a real estate professional with an active advertising contract at the end of a period. Beginning on February 17, 2015, the reported agent advertisers reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $8.0 million, or 77%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in mortgages revenue was primarily a result of a 247% increase in our average revenue per loan information request for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, which was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 7.0 million mortgage loan information requests submitted by consumers for the three months ended June 30, 2016 compared to 13.7 million mortgage loan information requests submitted by consumers for the three months ended June 30, 2015, a decrease of 49%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is triggered. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

Display revenue was $16.8 million for the three months ended June 30, 2016 compared to $25.8 million for the three months ended June 30, 2015, a decrease of $9.0 million. Display revenue represented 8% of total revenue for the three months ended June 30, 2016 compared to 15% of total revenue for the three months ended June 30, 2015. The decrease in display revenue is primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

Cost of Revenue

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Cost of revenue	$17,220	$17,037	1%

Cost of revenue was $17.2 million for the three months ended June 30, 2016 compared to $17.0 million for the three months ended June 30, 2015, an increase of $0.2 million, or 1%. The increase in cost of revenue was primarily attributable to a $1.5 million increase in data center and connectivity costs, increased headcount-related expenses of $1.4 million, including share-based compensation expense, driven by growth in headcount, a $0.7 million increase in credit card and ad serving fees, partially offset by a $2.0 million decrease in printing costs and costs to generate leads for customers related to the Market Leader business that we divested on September 30, 2015, a $0.8 million decrease in revenue share costs, and a $0.6 million decrease in miscellaneous cost of revenue expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Sales and marketing	$99,256	$87,942	13%

Sales and marketing expenses were $99.3 million for the three months ended June 30, 2016 compared to $87.9 million for the three months ended June 30, 2015, an increase of $11.3 million, or 13%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $7.4 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $2.6 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $0.9 million increase in tradeshow and conferences expense and related travel.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Technology and development	$67,421	$51,740	30%

Technology and development expenses, which include research and development costs, were $67.4 million for the three months ended June 30, 2016 compared to $51.7 million for the three months ended June 30, 2015, an increase of $15.7 million, or 30%. Approximately $7.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $3.8 million of the increase related to an increase in amortization of website and software development costs and purchased content. The increase in technology and development expenses was also attributable to a $2.7 million increase in other non-capitalizable data content expense, a $1.1 million increase in depreciation expense and a $0.6 million increase in loss on disposal of property and equipment.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.7 million and $9.9 million, respectively, for the three months ended June 30, 2016 and 2015. Amortization expense included in technology and development for capitalized website and software development costs was $9.9 million and $5.8 million, respectively, the three months ended June 30, 2016 and 2015. Other data content expense was $6.0 million and $3.3 million, respectively, for the three months ended June 30, 2016 and 2015. Amortization expense included in technology and development for purchased data content intangible assets was $1.2 million and $1.5 million, respectively, for the three months ended June 30, 2016 and 2015. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
General and administrative	$179,632	$43,810	310%

General and administrative expenses were $179.6 million for the three months ended June 30, 2016 compared to $43.8 million for the three months ended June 30, 2015, an increase of $135.8 million, or 310%. The increase in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move, Inc. and certain related entities (collectively, “Move”) in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims. In addition, there was a $5.5 million increase in professional services fees, including legal fees incurred in connection with the legal proceedings described in Part II, Item 1. For the three months ended June 30, 2016, we incurred $12.5 million in legal costs related to our litigation with Move.

The increase in general and administrative expenses was also a result of a $1.1 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, partially offset by a $1.3 million decrease in city and state taxes.

We expect general and administrative expenses to decrease in future quarters because the total settlement amount paid to Move was paid in the three months ended June 30, 2016. For additional information about the settlement of the Move lawsuit, please refer to Part II, Item 1.

Acquisition-Related Costs

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Acquisition-related costs	$204	$1,679	(88%)

Acquisition-related costs were $0.2 million for the three months ended June 30, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments, including legal and accounting fees. Acquisition-related costs were $1.7 million for the three months ended June 30, 2015 as a result of our February 2015 acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees.

Restructuring Costs

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Restructuring costs	$—	$6,652	N/A

There were no restructuring costs for the three months ended June 30, 2016. Restructuring costs for the three months ended June 30, 2015 were $6.7 million. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan was a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan was complete.

Interest Expense

	Three Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Interest expense	$1,572	$1,580	(1%)

Interest expense was $1.6 million in the three months ended June 30, 2016 and 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Real estate:
Premier Agent	$281,635	$203,077	39%
Other real estate	44,048	12,793	244%

Total Real estate revenue	325,683	215,870	51%
Mortgages	34,846	19,951	75%
Market Leader	—	18,587	N/A

Total Marketplace revenue	360,529	254,408	42%
Display revenue	33,856	44,134	(23%)

Total revenue	$394,385	$298,542	32%

	Six Months Ended June 30,
	2016	2015
Percentage of Total Revenue:
Marketplace revenue:
Real estate:
Premier Agent	71%	68%
Other real estate	11%	4%

Total Real estate revenue	83%	72%
Mortgages	9%	7%
Market Leader	0%	6%

Total Marketplace revenue	91%	85%
Display revenue	9%	15%

Total revenue	100%	100%

Overall revenue increased by $95.8 million, or 32%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Marketplace revenue increased by 42%, and display revenue decreased by 23%.

Marketplace revenue grew to $360.5 million for the six months ended June 30, 2016 from $254.4 million for the six months ended June 30, 2015, an increase of $106.1 million. Marketplace revenue represented 91% of total revenue for the six months ended June 30, 2016 compared to 85% of total revenue for the six months ended June 30, 2015. The increase in marketplace revenue was primarily attributable to the $78.6 million increase in Premier Agent revenue, which increased to $281.6 million for the six months ended June 30, 2016. This increase was primarily attributable to overall growth in our Premier Agent program, due in part to our February 2015 acquisition of Trulia. There were approximately 168.7 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2016 compared to 141.0 million average monthly unique users for the three months ended June 30, 2015, representing year-over-year growth of 20%. This increase in unique users increased the number of impressions and clicks we could monetize in our real estate marketplace. Premier Agent revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers. This strategic shift resulted in increased sales to agent advertisers looking to expand their presence on our platform. Average monthly revenue per advertiser increased by 24% to $511 for the six months ended June 30, 2016 from $414 for the six months ended June 30, 2015. There was a decrease in agent advertisers to 91,184 as of June 30, 2016 from 101,297 as of June 30, 2015, as we continued to encourage low performing agent advertisers to join more successful agent advertiser teams who we believe provide a superior consumer experience. We expect this decrease in agent advertisers will lower our selling costs over time.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $14.9 million, or 75%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in mortgages revenue was primarily a result of a 167% increase in our average revenue per loan information request for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 17.5 million mortgage loan information requests submitted by consumers for the six months ended June 30, 2016 compared to 26.7 million mortgage loan information requests submitted by consumers for the six months ended June 30, 2015, a decrease of 34%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is triggered. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

Display revenue was $33.9 million for the six months ended June 30, 2016 compared to $44.1 million for the six months ended June 30, 2015, a decrease of $10.3 million. Display revenue represented 9% of total revenue for the six months ended June 30, 2016 compared to 15% of total revenue for the six months ended June 30, 2015. The decrease in display revenue is primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

Cost of Revenue

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Cost of revenue	$33,672	$30,056	12%

Cost of revenue was $33.7 million for the six months ended June 30, 2016 compared to $30.1 million for the six months ended June 30, 2015, an increase of $3.6 million, or 12%. The increase in cost of revenue was primarily attributable to a $3.9 million increase in data center and connectivity costs, increased headcount-related expenses of $2.9 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, a $2.5 million increase in credit card and ad serving fees, partially offset by a $2.7 million decrease in printing costs and costs to generate leads for customers related to the Market Leader business that we divested on September 30, 2015, a $1.6 million decrease in revenue share costs and a $1.4 million decrease in miscellaneous cost of revenue expenses.

Sales and Marketing

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Sales and marketing	$198,016	$147,228	34%

Sales and marketing expenses were $198.0 million for the six months ended June 30, 2016 compared to $147.2 million for the six months ended June 30, 2015, an increase of $50.8 million, or 34%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $27.0 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $20.5 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $2.0 million increase in tradeshow and conferences expense including related travel, a $0.6 million increase in depreciation expense and a $0.7 million increase in miscellaneous sales and marketing expenses.

Technology and Development

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Technology and development	$131,838	$89,065	48%

Technology and development expenses, which include research and development costs, were $131.8 million for the six months ended June 30, 2016 compared to $89.1 million for the six months ended June 30, 2015, an increase of $42.8 million, or 48%. Approximately $17.2 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. The increase in technology and development expenses was also due to an $8.6 million increase in other non-capitalizable data content expense, a $7.8 million increase in amortization related to website and software development costs and purchased content, a $4.2 million increase in amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia, our August 2015 acquisition of DotLoop and our February 2016 acquisition of Naked Apartments, a $2.1 million increase in depreciation expense, a $1.9 million increase in loss on disposal of property and equipment and a $1.3 million increase in software, hardware and connectivity costs.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $19.3 million and $15.1 million, respectively, for the six months ended June 30, 2016 and 2015. Amortization expense included in technology and development for capitalized website and software development costs was $19.1 million and $10.7 million, respectively, for the six months ended June 30, 2016 and 2015. Other data content expense was $12.3 million and $3.7 million, respectively, for the six months ended June 30, 2016 and 2015. Amortization expense included in technology and development for purchased data content intangible assets was $2.5 million and $3.1 million, respectively, for the six months ended June 30, 2016 and 2015.

General and Administrative

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
General and administrative	$233,469	$81,834	185%

General and administrative expenses were $233.5 million for the six months ended June 30, 2016 compared to $81.8 million for the six months ended June 30, 2015, an increase of $151.6 million, or 185%. The increase in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims. In addition, there was a $16.5 million increase in professional services fees, including legal fees incurred in connection with the legal proceedings described in Part II, Item 1. For the six months ended June 30, 2016, we incurred $28.2 million in legal costs related to our litigation with Move.

The increase in general and administrative expenses was also a result of a $4.1 million increase in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, a $1.8 million increase in building lease-related expenses including rent, utilities and insurance, partially offset by a $1.3 million decrease in city and state taxes.

Acquisition-Related Costs

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Acquisition-related costs	$797	$14,156	(94%)

Acquisition-related costs were $0.8 million for the six months ended June 30, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments, including legal and accounting fees. Acquisition-related costs were $14.2 million for the six months ended June 30, 2015 as a result of our February 2015 acquisition of Trulia, including investment banker, legal, accounting, tax, and regulatory filing fees.

Restructuring Costs

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Restructuring costs	$—	$31,717	N/A

There were no restructuring costs for the six months ended June 30, 2016. Restructuring costs for the six months ended June 30, 2015 were $31.7 million. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan was a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan was complete.

Interest Expense

	Six Months Ended June 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
Interest expense	$3,145	$2,310	36%

Interest expense was $3.1 million in the six months ended June 30, 2016 compared to $2.3 million for the six months ended June 30, 2015, an increase of $0.8 million, or 36%. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, we had cash, cash equivalents, restricted cash, and investments of $421.2 million and $523.3 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Investments as of June 30, 2016 and December 31, 2015 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

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

In June 2016, we settled a lawsuit with Move whereby the Company paid $130.0 million in connection with a release of all claims. For additional information about the settlement of the Move lawsuit, please refer to Part II, Item 1.

The following table presents selected cash flow data for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(60,529)	$16,146
Net cash provided by (used in) investing activities	(20,850)	146,150
Net cash provided by financing activities	7,451	14,211

Cash Flows Provided By (Used In) Operating Activities

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

For the six months ended June 30, 2016, net cash used in operating activities was $60.5 million. This was primarily driven by a net loss of $203.8 million, including the impact of the settlement of a lawsuit for $130.0 million in June 2016, adjusted by share-based compensation expense of $53.9 million, depreciation and amortization expense of $49.4 million, a loss on disposal of property and equipment of $2.2 million and a $1.4 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our February 2016 acquisition of Naked Apartments. Changes in operating assets and liabilities increased cash provided by operating activities by $33.4 million. The increase in operating assets and liabilities is primarily due to a $13.7 million increase in accounts payable due to the timing of payments and a $12.9 million increase in accrued compensation and benefits due primarily to an increase in sales commissions and the timing of payroll.

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

For the six months ended June 30, 2016, net cash used in investing activities was $20.9 million. This was primarily the result of $36.7 million of purchases for property and equipment, including capitalization of website development costs and intangible assets, and $12.4 million paid in connection with our February 2016 acquisition of Naked Apartments, partially offset by $26.3 million of net maturities and sales of investments.

For the six months ended June 30, 2015, net cash provided by investing activities was $146.2 million. This was primarily the result of $173.4 million of net cash acquired in connection with our February 2015 acquisition of Trulia and $6.0 million of net maturities and sales of investments, partially offset by $33.6 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities

For the six months ended June 30, 2016 and 2015, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the six months ended June 30, 2016 and 2015 were $7.7 million and $14.7 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.4 million as of June 30, 2016. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

As of June 30, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.4 million as of June 30, 2016.

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

As of June 30, 2016, we also have outstanding $230.0 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief. A hearing regarding LendingTree’s appeal occurred in June 2016. In July 2016, the Court of Appeals for the Federal Circuit issued an order in which it found all claims asserted against us invalid under Section 101.

In March 2014, Move, Inc., the National Association of Realtors and three related entities (collectively, “Plaintiffs”), filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The Plaintiffs sought, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, Plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against Plaintiffs that alleged, among other things, that Plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, Plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation. The court held a spoliation hearing in April and on May 17, 2016 denied Plaintiffs motion for sanctions as to Zillow and Mr. Samuelson. With respect to Mr. Beardsley, the Court denied the motion as to terminating sanctions but granted the motion ordering a permissive adverse inference instruction with respect to five devices. Defendants each filed multiple motions for partial summary judgment against Plaintiffs regarding, among other things, certain of their claims of alleged misappropriation of trade secrets. Defendants also filed various motions seeking to exclude or limit damages. The court entered various rulings granting and denying these motions in 2016. On June 6, 2016, the Company reached an amicable resolution by way of a settlement agreement and release (the “Settlement Agreement”) with Plaintiffs pursuant to which the Company agreed to pay Plaintiffs $130.0 million in connection with a release of all claims. On June 16, 2016, pursuant to the terms agreed to between the parties, the court dismissed all claims and counterclaims asserted in this matter with prejudice. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

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

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review was ongoing but that, based on its preliminary findings, it believed the Company may have failed to pay overtime to such inside sales consultants. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. The settlement of the class action lawsuit is contingent on Zillow, Inc.’s complete resolution of the DOL compliance review.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit for an immaterial amount. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in any office from January 1, 2010 through the present. We have recorded an accrual for an immaterial amount related to the settlement as of June 30, 2016. The settlement is contingent on the court approving the class action settlement and upon Zillow, Inc.’s complete resolution of the DOL compliance review described above. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. Appellate proceedings before the circuit court are stayed until September 19, 2016 pending the resolution of the settlement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Sixth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of June 21, 2016.

10.2	Settlement Agreement and Release, dated as of June 6, 2016, among Move, Inc., Real Select, Inc., Top Producer Systems Company, National Association of Realtors, Realtors Information Network, Inc., Zillow, Inc., Errol Samuelson, and Curt Beardsley (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2016, and incorporated herein by reference).

10.3*	Zillow Group, Inc. Amended and Restated 2011 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2016	ZILLOW GROUP, INC.

	By:	/S/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary