Form 10-Q
period 2016-09-30
ZILLOW GROUP, INC.
filed 2016-11-02
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2016

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

As of October 26, 2016, 54,075,108 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 120,957,805 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$190,760	$229,138
Short-term investments	253,845	291,151
Accounts receivable, net of allowance for doubtful accounts of $1,318 and $3,378 at September 30, 2016 and December 31, 2015, respectively	39,939	29,789
Prepaid expenses and other current assets	17,238	24,016

Total current assets	501,782	574,094
Restricted cash	1,053	3,015
Property and equipment, net	94,045	85,523
Goodwill	1,923,480	1,909,167
Intangible assets, net	537,177	558,881
Other assets	6,967	5,020

Total assets	$3,064,504	$3,135,700

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,697	$3,361
Accrued expenses and other current liabilities	34,745	43,047
Accrued compensation and benefits	24,611	11,392
Deferred revenue	27,005	21,450
Deferred rent, current portion	1,236	1,172

Total current liabilities	94,294	80,422
Deferred rent, net of current portion	13,991	13,743
Long-term debt	230,000	230,000
Deferred tax liabilities and other long-term liabilities	134,513	132,482

Total liabilities	472,798	456,647
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of September 30, 2016 and December 31, 2015; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 54,065,859 and 53,299,111 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 6,217,447 shares issued and outstanding as of September 30, 2016 and December 31, 2015	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 120,924,426 and 118,958,359 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	3,065,042	2,956,111
Accumulated other comprehensive income (loss)	198	(471)
Accumulated deficit	(473,552)	(276,605)

Total shareholders’ equity	2,591,706	2,679,053

Total liabilities and shareholders’ equity	$3,064,504	$3,135,700

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$224,592	$176,765	$618,977	$475,307
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	18,254	16,453	51,926	46,509
Sales and marketing	92,794	82,044	290,810	229,272
Technology and development	69,171	53,718	201,009	142,783
General and administrative	37,690	42,672	271,159	124,506
Acquisition-related costs	93	1,988	890	16,144
Restructuring costs	—	3,425	—	35,142
Loss (gain) on divestiture of businesses	(1,251)	4,143	(1,251)	4,143

Total costs and expenses	216,751	204,443	814,543	598,499

Income (loss) from operations	7,841	(27,678)	(195,566)	(123,192)
Other income	561	366	1,995	1,085
Interest expense	(1,595)	(1,590)	(4,740)	(3,900)

Income (loss) before income taxes	6,807	(28,902)	(198,311)	(126,007)
Income tax benefit	—	2,853	1,364	2,853

Net income (loss)	$6,807	$(26,049)	$(196,947)	$(123,154)

Net income (loss) per share — basic and diluted	$0.04	$(0.15)	$(1.10)	$(0.74)
Weighted-average shares outstanding — basic	180,583	177,098	179,577	166,986
Weighted-average shares outstanding — diluted	189,661	177,098	179,577	166,986
(1) Amortization of website development costs and intangible assets included in technology and development	$21,917	$16,405	$62,821	$45,304

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$6,807	$(26,049)	$(196,947)	$(123,154)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(179)	154	664	284
Reclassification adjustment for net (gains) losses from investments included in net loss	—	(1)	5	(14)

Net unrealized gains (losses) on investments	(179)	153	669	270

Total other comprehensive income (loss)	(179)	153	669	270

Comprehensive income (loss)	$6,628	$(25,896)	$(196,278)	$(122,884)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(196,947)	$(123,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	74,852	54,031
Share-based compensation expense	81,152	80,902
Restructuring costs	—	19,206
Release of valuation allowance on certain deferred tax assets	(1,364)	(2,853)
Loss on disposal of property and equipment	3,416	1,007
Loss (gain) on divestiture of businesses	(1,360)	3,690
Bad debt expense	1,715	2,414
Deferred rent	312	2,635
Amortization of bond premium	1,171	2,090
Changes in operating assets and liabilities:
Accounts receivable	(11,770)	(4,009)
Prepaid expenses and other assets	5,197	7,849
Accounts payable	3,296	(8,394)
Accrued expenses and other current liabilities	(8,746)	6,132
Accrued compensation and benefits	13,016	(2,982)
Deferred revenue	5,645	(4,064)
Other long-term liabilities	(21)	4,088

Net cash provided by (used in) operating activities	(30,436)	38,588

Investing activities
Proceeds from maturities of investments	158,828	244,079
Purchases of investments	(126,986)	(227,223)
Proceeds from sales of investments	4,963	8,260
Decrease in restricted cash, net of amounts assumed in connection with an acquisition	1,962	207
Purchases of property and equipment	(45,732)	(39,594)
Purchases of intangible assets	(7,827)	(13,911)
Proceeds from divestiture of businesses	3,200	17,600
Cash acquired in acquisition, net	—	173,406
Cash paid for acquisitions, net	(16,319)	(104,192)

Net cash provided by (used in) investing activities	(27,911)	58,632

Financing activities
Proceeds from exercise of stock options	20,461	18,499
Value of equity awards withheld for tax liability	(492)	(7,945)

Net cash provided by financing activities	19,969	10,554
Net increase (decrease) in cash and cash equivalents during period	(38,378)	107,774
Cash and cash equivalents at beginning of period	229,138	125,765

Cash and cash equivalents at end of period	$190,760	$233,539

Supplemental disclosures of cash flow information
Cash paid for interest	$3,163	$3,163
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$—	$1,883,728
Capitalized share-based compensation	$7,809	$8,071
Write-off of fully depreciated property and equipment	$11,585	$24,899

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Mortech, Bridge Interactive, DotLoop and Retsly.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; rates of revenue growth; engagement and usage of our products; competition in our market; scaling and adaptation of existing technology and network infrastructure; management of our growth; qualified employees and key personnel; protection of our brand and intellectual property; changes in government regulation affecting our business; intellectual property infringement and other claims; and protection of customers’ information and other privacy concerns, among other things.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2015 included in Zillow Group, Inc.’s Annual Report on Form 10-K, which was filed with the SEC on February 12, 2016. The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2016, our results of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015, and our cash flows for the nine month periods ended September 30, 2016 and 2015. The results of the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any interim period or for any other future year.

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

Reclassifications

Certain immaterial reclassifications have been made in the condensed consolidated balance sheets and statements of cash flows to conform data for prior periods to the current format.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. We adopted this guidance in the interim period ending on September 30, 2016. The adoption of this guidance did not have any impact on our statement of cash flows.

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This standard requires the use of an expected loss impairment model for instruments measured at amortized cost. For available-for-sale debt securities, an entity is required to recognize an allowance for credit losses rather than as a write-down. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have not yet determined the timing of adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017 using the modified retrospective approach through a cumulative-effect adjustment to beginning accumulated deficit. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

In February 2015, the FASB issued guidance relating to the consolidation analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This standard affects both the variable interest entity and voting interest entity consolidation models. All legal entities are subject to reevaluation under the revised consolidation model. We adopted this guidance on January 1, 2016. The adoption of this guidance has not had any impact on our financial position, results of operations or cash flows.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$121,087	$121,087	$—
Certificates of deposit	498	—	498
Short-term investments:
U.S. government agency securities	146,914	—	146,914
Corporate notes and bonds	61,658	—	61,658
Municipal securities	29,798	—	29,798
Certificates of deposit	6,477	—	6,477
Foreign government securities	6,008	—	6,008
Commercial paper	2,990	—	2,990
Restricted cash	1,053	—	1,053

Total	$376,483	$121,087	$255,396

	December 31, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$195,870	$195,870	$—
Certificates of deposit	1,622	—	1,622
Short-term investments:
U.S. government agency securities	193,168	—	193,168
Corporate notes and bonds	41,314	—	41,314
Municipal securities	39,853	—	39,853
Certificates of deposit	11,837	—	11,837
Foreign government securities	4,979	—	4,979
Restricted cash	3,015	—	3,015

Total	$491,658	$195,870	$295,788

See Note 9 for the carrying amount and estimated fair value of the Company’s convertible senior notes.

We did not have any Level 3 assets as of September 30, 2016 or December 31, 2015. There were no liabilities measured at fair value as of September 30, 2016 or December 31, 2015.

Note 4.	Cash, Cash Equivalents, Investments and Restricted Cash

Our investments are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss) based on specific identification. On January 1, 2015 we transferred our cash equivalent and investment portfolio of approximately $440.8 million from held-to-maturity to available-for-sale, which resulted in the recognition of an insignificant loss of $0.1 million. The transfer of the investment portfolio to available-for-sale was made to provide increased flexibility in the use of our investments to support current operations.

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$69,175	$—	$—	$69,175
Cash equivalents:
Money market funds	121,087	—	—	121,087
Certificates of deposit	498	—	—	498
Short-term investments:
U.S government agency securities	146,814	117	(17)	146,914
Corporate notes and bonds	61,650	22	(14)	61,658
Municipal securities	29,816	1	(19)	29,798
Certificates of deposit	6,476	1	—	6,477
Foreign government securities	5,994	14	—	6,008
Commercial paper	2,990	—	—	2,990
Restricted cash	1,053	—	—	1,053

Total	$445,553	$155	$(50)	$445,658

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$31,646	$—	$—	$31,646
Cash equivalents:
Money market funds	195,870	—	—	195,870
Certificates of deposit	1,622	—	—	1,622
Short-term investments:
U.S government agency securities	193,623	1	(456)	193,168
Corporate notes and bonds	41,390	1	(77)	41,314
Municipal securities	39,878	11	(36)	39,853
Certificates of deposit	11,839	1	(3)	11,837
Foreign government securities	4,985	—	(6)	4,979
Restricted cash	3,015	—	—	3,015

Total	$523,868	$14	$(578)	$523,304

The following table presents available-for-sale investments by contractual maturity date as of September 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$199,026	$199,100
Due after one year through two years	54,714	54,745

Total	$253,740	$253,845

Note 5.	Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2016	December 31, 2015
Website development costs	$93,792	$74,750
Computer equipment	26,848	20,965
Leasehold improvements	34,991	32,918
Construction-in-progress	18,888	15,630
Office equipment, furniture and fixtures	17,264	13,495

Property and equipment	191,783	157,758
Less: accumulated amortization and depreciation	(97,738)	(72,235)

Property and equipment, net	$94,045	$85,523

We recorded depreciation expense related to property and equipment (other than website development costs) of $3.6 million and $3.2 million, respectively, during the three months ended September 30, 2016 and 2015, and $12.0 million and $8.7 million, respectively, during the nine months ended September 30, 2016 and 2015.

We capitalized $13.0 million and $13.6 million, respectively, in website and software development costs during the three months ended September 30, 2016 and 2015, and $38.1 million and $35.4 million, respectively, during the nine months ended September 30, 2016 and 2015. Amortization expense for website development costs included in technology and development expenses was $10.4 million and $6.2 million, respectively, during the three months ended September 30, 2016 and 2015, and $29.4 million and $16.8 million, respectively, during the nine months ended September 30, 2016 and 2015.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6.	Acquisitions

Acquisition of Bridge Interactive Group

In July 2016, Zillow, Inc., Bridge Interactive Group, LLC, a Georgia limited liability company (“Bridge Interactive”), each of the members of Bridge Interactive, and an individual acting as the seller representative, entered into a Securities Purchase Agreement pursuant to which Zillow, Inc. acquired all of the outstanding ownership interests of Bridge Interactive on August 1, 2016. Bridge Interactive is a creator of broker and multiple listing service (MLS) back-office software. Our acquisition of Bridge Interactive has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of August 1, 2016.

Acquisition-related costs incurred, which primarily included legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred and were not material.

The results of operations related to the acquisition of Bridge Interactive have been included in our condensed consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our condensed consolidated financial statements.

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

At the effective time of the merger, each share of Trulia common stock was converted into the right to receive 0.444 of a share of fully paid and nonassessable Zillow Group Class A common stock. Generally, each Trulia stock option, restricted stock unit, and stock appreciation right outstanding (whether or not vested or exercisable) as of the effective time of the merger was assumed by Zillow Group and converted into a corresponding equity award to purchase, acquire shares of, or participate in the appreciation in the price of Zillow Group Class A common stock, subject to the same terms, conditions and restrictions as the original option or award, subject to specified adjustments to reflect the effect of the Trulia exchange ratio. Each outstanding unvested Trulia stock option and restricted stock unit held by a member of the Trulia board of directors immediately prior to the effective time of the merger who was not an employee of Trulia or any subsidiary of Trulia became fully vested immediately prior to the effective time of the merger in accordance with the terms of the applicable award agreements.

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

Value of Class A common stock issued	$1,883,728
Substituted stock options and stock appreciation rights assumed by Zillow Group attributable to pre-combination service	54,853
Substituted restricted stock units assumed by Zillow Group attributable to pre-combination service	27,798
Cash paid in lieu of fractional outstanding shares	41

Total purchase price	$1,966,420

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

A portion of the purchase price has been attributed to the substitution of Trulia’s stock options, restricted stock units and stock appreciation rights outstanding as of February 17, 2015, for corresponding stock options, restricted stock units and stock appreciation rights to purchase, vest in or participate in the appreciation in the price of shares of Zillow Group Class A common stock, all at an exchange ratio of 0.444. The fair value of Trulia’s share-based awards assumed in connection with the acquisition, including stock options, restricted stock units and stock appreciation rights, which relate to post-combination service will be recorded by Zillow Group as share-based compensation expense ratably over the remaining related vesting period of the respective award. The share-based compensation expense related to stock options and stock appreciation rights assumed is estimated at the acquisition date using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 53%, a risk-free interest rate of 1.10%, and an expected life of three years. For restricted stock units assumed, Zillow Group used the market value of Zillow’s Class A common stock on the date of acquisition to determine the fair value of the award.

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

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the three and nine month periods ended September 30, 2016 and revenue for the three months ended September 30, 2015, which are presented on an as-reported basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (2)
Revenue	$224,592	$176,765	$618,977	$510,565
Net income (loss)	$6,807	$(21,393)	(196,947)	$(65,978)

(1)	The pro forma net loss for the three months ended September 30, 2015 includes pro forma adjustments for $3.4 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements and $1.2 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements.
(2)	The pro forma net loss for the nine months ended September 30, 2015 includes pro forma adjustments for $49.1 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $37.3 million to eliminate share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $35.3 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements, $2.4 million to record additional amortization expense for acquired intangible assets and $1.1 million to eliminate Trulia’s historical amortization of capitalized website development costs.

Note 7.	Goodwill

The following table presents the change in goodwill from December 31, 2015 through September 30, 2016 (in thousands):

Balance as of December 31, 2015	$1,909,167
Goodwill recorded in connection with the acquisition of Naked Apartments	10,610
Goodwill recorded in connection with the acquisition of Bridge Interactive	4,899
Reduction of goodwill in connection with the divestiture of a business	(1,196)

Balance as of September 30, 2016	$1,923,480

The goodwill recorded in connection with the acquisitions of Naked Apartments and Bridge Interactive, which includes intangible assets that do not qualify for separate recognition, is not deductible for tax purposes.

Note 8.	Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$40,544	$(21,491)	$19,053
Software	9,971	(4,315)	5,656
Customer relationships	103,200	(27,110)	76,090
Developed technology	110,080	(31,652)	78,428
Trade names and trademarks	4,960	(2,669)	2,291
Advertising relationships	9,000	(4,848)	4,152
MLS home data feeds	1,100	(593)	507

Total	$278,855	$(92,678)	$186,177

	December 31, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$37,581	$(19,649)	$17,932
Software	6,961	(2,845)	4,116
Customer relationships	103,425	(16,204)	87,221
Developed technology	108,295	(19,515)	88,780
Trade names and trademarks	4,860	(2,212)	2,648
Advertising relationships	9,000	(2,598)	6,402
MLS home data feeds	1,100	(318)	782

Total	$271,222	$(63,341)	$207,881

Amortization expense recorded for intangible assets for the three months ended September 30, 2016 and 2015 was $11.6 million and $10.2 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2016 and 2015 was $33.4 million and $28.5 million, respectively. These amounts are included in technology and development expenses.

As of September 30, 2016, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization.

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

Interest expense related to the 2020 Notes for the three months ended September 30, 2016 and 2015 was $1.6 million. Interest expense related to the 2020 Notes for the nine months ended September 30, 2016 and 2015 was $4.7 million and $3.9 million, respectively. Accrued interest related to the 2020 Notes as of September 30, 2016 is $1.8 million, and is recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

The estimated fair value and carrying value of the 2020 Notes were $346.4 million and $230.0 million, respectively, as of September 30, 2016. The estimated fair value and carrying value of the 2020 Notes were $272.9 million and $230.0 million, respectively, as of December 31, 2015. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 10.	Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2016 and 2015, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2016. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2016 and December 31, 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $735.2 million as of December 31, 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million (tax effected) as of December 31, 2015.

We recorded an income tax benefit of $1.4 million for the nine months ended September 30, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance. We recorded an income tax benefit of $2.9 million for the nine months ended September 30, 2015 primarily due to a deferred tax liability generated in connection with Zillow, Inc.’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

Note 11.	Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2016 or December 31, 2015.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three and nine month periods ended September 30, 2016 and the year ended December 31, 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.

Note 12.	Share-Based Awards

In connection with our February 2015 acquisition of Trulia, we assumed the obligations of Zillow and Trulia outstanding under pre-existing stock plans. We intend that future equity grants will be made under Zillow Group’s 2011 Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) only (or a successor thereto).

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, the 2011 Plan became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Shareholders last approved the 2011 Plan on June 15, 2016. In addition to the share reserve of 18,400,000 shares, the number of shares available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years by a number of shares equal to the least of (a) 3.5% of our outstanding common and capital stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The compensation committee has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by our board of directors.

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

In March 2016, Zillow Group established an equity choice program pursuant to which Zillow Group grants restricted stock units and option awards to acquire shares of Class C capital stock to certain employees to retain and recognize their efforts on behalf of Zillow Group.

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2015 and the nine months ended September 30, 2016:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	17,399,292	$18.12	5.32	$311,040
Assumed Trulia options and stock appreciation rights in connection with February 2015 acquisition of Trulia	3,159,765	13.79
Granted	11,438,095	31.45
Exercised	(2,732,767)	8.99
Forfeited or cancelled	(2,138,011)	28.37

Outstanding at December 31, 2015	27,126,374	23.35	5.96	156,025
Granted	5,972,299	23.46
Exercised	(1,550,486)	13.22
Forfeited or cancelled	(994,247)	30.37

Outstanding at September 30, 2016	30,553,940	23.66	6.08	351,927
Vested and exercisable at September 30, 2016	13,500,955	19.22	4.29	214,983

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	50%	55%	50%-51%	55%-56%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.90%-1.06%	1.03%-1.19%	0.89%-1.20%	1.03%-1.48%
Weighted-average expected life	4.00 years	3.5 years	3.78 years	3.5-4.58 years
Weighted-average fair value of options granted	$14.29	$11.11	$9.20	$13.98

The assumptions included in the table above exclude stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition of Trulia (see Note 6) and unvested stock options substituted in connection with the August 20, 2015 acquisition of DotLoop.

In March 2016, option awards for an aggregate of 93,995 shares of Class C capital stock were granted as Nonemployee Director Awards, which are fully vested and exercisable on the date of grant. The fair value of options granted for the Nonemployee Director Awards, $8.91 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 51%, a risk-free interest rate of 1.12%, and a weighted-average expected life of 4.25 years. During the nine months ended September 30, 2016 and 2015, share-based compensation expense recognized in our condensed consolidated statements of operations related to Nonemployee Director Awards was $0.8 million, and is included in general and administrative expenses.

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

As of September 30, 2016, there was a total of $189.5 million in unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2015 and the nine months ended September 30, 2016:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2015	376,806	$28.56
Assumed Trulia restricted stock units in connection with February 2015 acquisition of Trulia	3,798,957	36.38
Granted	1,354,185	28.55
Vested	(1,899,531)	31.74
Forfeited or cancelled	(1,024,903)	31.12

Unvested outstanding at December 31, 2015	2,605,514	32.36
Granted	2,814,296	24.99
Vested	(1,202,096)	31.60
Forfeited or cancelled	(440,757)	27.40

Unvested outstanding at September 30, 2016	3,776,957	27.69

Pursuant to the terms of the Naked Apartments Merger Agreement, Zillow Group established a retention bonus plan in March 2016 pursuant to which a total of 161,883 restricted stock units for shares of our Class C capital stock have been granted to employees of Naked Apartments who accepted employment with Zillow Group. For 139,075 of the restricted stock units, one-sixth of the restricted stock units vested on August 22, 2016, and the remaining restricted stock units vest quarterly thereafter over the next 2.5 years. For 22,808 of the restricted stock units, 25% of the restricted stock units vested on August 22, 2016, and the remaining restricted stock units vest quarterly thereafter over the next 1.5 years. The vesting of the restricted stock units is subject to the recipient’s continued full-time employment or service to Zillow Group. The total grant date fair value of the restricted stock units is approximately $3.6 million.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of September 30, 2016, there was $96.3 million of total unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1,524	$1,378	$4,370	$3,440
Sales and marketing	5,968	7,446	17,566	20,439
Technology and development	8,035	7,642	23,160	20,413
General and administrative	11,758	11,549	36,056	36,610
Restructuring costs	—	1,059	—	15,063

Total	$27,285	$29,074	$81,152	$95,965

Note 13.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period. In the calculation of basic net income (loss) per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and stock appreciation rights and Class A common stock and Class C capital stock underlying unvested restricted stock awards and unvested restricted stock units using the treasury stock method. Potential Class A common stock equivalents also include Class A common stock issuable upon conversion of the 2020 Notes using the if-converted method.

For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator for basic calculation	180,583	177,098	179,577	166,986
Effect of dilutive securities:
Option awards and stock appreciation rights	7,928	—	—	—
Unvested restricted stock awards and restricted stock units	1,150	—	—	—

Denominator for dilutive calculation	189,661	177,098	179,577	166,986

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average Class A common stock and Class C capital stock option awards and stock appreciation rights outstanding	8,456	13,142	17,874	17,115
Weighted-average Class A common stock and Class C capital stock unvested restricted stock awards and restricted stock units outstanding	235	3,186	3,559	3,714
Class A common stock issuable upon conversion of the 2020 Notes	10,026	9,535	10,026	9,535

Total Class A common stock and Class C capital stock equivalents	18,717	25,863	31,459	30,364

In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common and capital stock have equal rights to receive all the assets of the Company after the rights of the holders of preferred stock have been satisfied. We have not presented net income (loss) per share under the two-class method for our Class A common stock, Class B common stock and Class C capital stock because it would be the same for each class due to equal dividend and liquidation rights for each class.

Note 14.	Commitments and Contingencies

Lease Commitments

We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2017 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended September 30, 2016 and 2015 was $4.3 million and $3.8 million, respectively. Operating lease expense for the nine months ended September 30, 2016 and 2015 was $12.1 million and $11.2 million, respectively.

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

Letters of Credit

As of September 30, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.6 million and $3.4 million, respectively, as of September 30, 2016 and December 31, 2015.

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

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief. A hearing regarding LendingTree’s appeal occurred in June 2016. In July 2016, the Court of Appeals for the Federal Circuit issued an order in which it found all claims asserted against us invalid under Section 101. In September 2016, LendingTree filed notice that they would be filing to appeal for a rehearing, but failed to file by the deadline. There are no further avenues for appeal or rehearing; the order issued by the Court of Appeals will stand. We have not recorded an accrual related to this complaint as of September 30, 2016 or December 31, 2015, as we do not believe a loss is probable or reasonably estimable.

In March 2014, Move, Inc., the National Association of Realtors and three related entities (collectively, “Plaintiffs”), filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The Plaintiffs sought, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, Plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against Plaintiffs that alleged, among other things, that Plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, Plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation. The court held a spoliation hearing in April and on May 17, 2016 denied Plaintiffs motion for sanctions as to Zillow and Mr. Samuelson. With respect to Mr. Beardsley, the Court denied the motion as to terminating sanctions but granted the motion ordering a permissive adverse inference instruction with respect to five devices. Defendants each filed multiple motions for partial summary judgment against Plaintiffs regarding, among other things, certain of their claims of alleged misappropriation of trade secrets. Defendants also filed various motions seeking to exclude or limit damages. The court entered various rulings granting and denying these motions in 2016. On June 6, 2016, the Company reached an amicable resolution by way of a settlement agreement and release (the “Settlement Agreement”) with Plaintiffs pursuant to which the Company agreed to pay Plaintiffs $130.0 million in connection with a release of all claims. On June 16, 2016, pursuant to the terms agreed to between the parties, the court dismissed all claims and counterclaims asserted in this matter with prejudice. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement was paid in June 2016 and was recorded in general and administrative expenses in our condensed consolidated statements of operations for the nine month period ended September 30, 2016.

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review was ongoing but that, based on its preliminary findings, it believed the Company may have failed to pay overtime to such inside sales consultants. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. The settlement of the class action lawsuit is contingent on Zillow, Inc.’s complete resolution of the DOL compliance review. As related to the DOL compliance review, the Company does not believe there is a reasonable possibility that a material loss in excess of amounts accrued for the class action lawsuit described below will be incurred. As a result, we have not recorded an accrual related to the DOL compliance review as of September 30, 2016.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit for an immaterial amount. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in any office from January 1, 2010 through the present. We have recorded an accrual for an immaterial amount related to the settlement as of September 30, 2016. The settlement is contingent on the court approving the class action settlement and upon Zillow, Inc.’s complete resolution of the DOL compliance review described above. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

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

Prior to January 1, 2016, we were self-insured for a portion of our medical and dental benefits for certain employees of Trulia since the date of our acquisition of Trulia in February 2015. Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $150,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our condensed consolidated balance sheet and was $1.8 million as of September 30, 2016 and $0.5 million as of December 31, 2015.

Note 17.	Employee Benefit Plan

Prior to January 1, 2016, we maintained separate defined contribution 401(k) retirement plans for employees of Zillow and Trulia. Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended September 30, 2016 and 2015 was $2.4 million and $1.0 million, respectively. The total expense related to the Zillow Group 401(k) Plan for the nine months ended September 30, 2016 and 2015 was $7.1 million and $3.1 million, respectively.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Marketplace revenue:
Premier Agent	$158,322	$119,448	$439,957	$322,526
Other real estate	28,799	10,214	72,847	23,006
Mortgages	19,775	12,624	54,621	32,575
Market Leader	—	10,957	—	29,544

Total Marketplace revenue	206,896	153,243	567,425	407,651
Display revenue	17,696	23,522	51,552	67,656

Total revenue	$224,592	$176,765	$618,977	$475,307

Note 19.	Subsequent Events

On October 7, 2016, Zillow purchased for $10.0 million a 10 percent equity interest in a variable interest entity for which we are not the primary beneficiary. This investment will be accounted for as a cost method investment and classified within other assets in the consolidated balance sheet.

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

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the Web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling, financing and home improvement. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, mortgage and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, mortgage and rental professionals, including Mortech, Bridge Interactive, DotLoop and Retsly.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 67 million homes and added more than 438 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the three months ended September 30, 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent program, which offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other advertising services and a suite of tools to real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, Zillow Group acquired Trulia, Inc. (“Trulia”), and each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the nine months ended September 30, 2015, the information presented in this section with respect to the nine months ended September 30, 2015 relates to Zillow on a standalone basis prior to February 17, 2015 and to Zillow Group after February 17, 2015, whereas the information presented in this section with respect to the nine months ended September 30, 2016 relates to Zillow Group. Marketplace revenue for the nine months ended September 30, 2015 also included Market Leader revenue since February 17, 2015, whereas the information presented in this section with respect to the nine months ended September 30, 2016 does not include Market Leader revenue because we divested the Market Leader business as of September 30, 2015. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

In August 2016, we completed the acquisition of Bridge Interactive Group, LLC (“Bridge Interactive”). Bridge Interactive is a creator of broker and multiple listing service (MLS) back-office software. For additional information about the acquisition of Bridge Interactive, see Note 6 to our condensed consolidated financial statements.

During the three months ended September 30, 2016, we generated revenue of $224.6 million, as compared to $176.8 million in the three months ended September 30, 2015, an increase of 27%. This increase was primarily the result of significant growth in consumer traffic to our mobile applications and websites, which increased the number of impressions and clicks we could monetize in our marketplace and display revenue categories. There were approximately 164.5 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2016 compared to 142.1 million average monthly unique users for the three months ended September 30, 2015, representing year-over-year growth of 16%. Premier Agent revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers. This strategic shift resulted in increased sales to pre-existing agent advertisers looking to expand their presence on our platform. As discussed further below, during the three months ended September 30, 2016, we began meaningful testing of a new pricing method for our Platinum Premier Agent product by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. At this early stage, we are unable to determine how the new pricing method will impact Premier Agent revenue.

In addition, mortgages revenue increased $7.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, or 57%. The increase in mortgages revenue was primarily a result of a 191% increase in our average revenue per loan information request for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, which we believe was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 6.1 million mortgage loan information requests submitted by consumers for the three months ended September 30, 2016 compared to 11.3 million mortgage loan information requests submitted by consumers for the three months ended September 30, 2015, a decrease of 46%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015, we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

As of September 30, 2016, we had 2,642 full-time employees compared to 2,204 full-time employees as of December 31, 2015.

Unique Users

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review unique users. Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow measures unique users with Google Analytics and Trulia measures unique users with Omniture analytical tools.

	Average Monthly Unique Users for the Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands)
Unique Users	164,526	142,121	16%

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

Marketplace Revenue. Marketplace revenue for the three months ended September 30, 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Premier Agent revenue is derived from our Premier Agent program. Our Premier Agent program offers a suite of marketing and business technology solutions to help real estate agents grow their businesses and personal brands. The Premier Agent program allows agents to select products and services that they can tailor to meet their business and advertising needs. The program has three tiers of participation including Premier Platinum, our flagship product, as well as Premier Gold and Premier Silver, to meet different marketing and business needs of a broad range of agents. All tiers of Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics, as well as our personalized website service, and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms. Our Premier Gold product also includes featured listings whereby the agent’s listings will appear at the top of search results on our mobile and web platforms. Our Premier Platinum product includes the dashboard portal on our website, our personalized website service, our CRM tool, featured listings, and inclusion on our buyer’s agent list, whereby the agent appears as the agent to contact for listings in the purchased zip code.

Since 2012, we have charged customers for our Platinum Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Platinum Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. With this pricing method, we recognize revenue related to our impression-based Platinum Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter. We charge a fixed subscription fee for Zillow Group’s Premier Gold and Premier Silver subscription products. Subscription advertising revenue for our Premier Gold and Premier Silver subscription products is recognized on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months and then month-to-month thereafter.

In 2016, we began testing a new pricing method for our Platinum Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Platinum Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic – as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. This new pricing method complements our new self-serve account interface, which we have gradually begun rolling out to Platinum Premier Agents. The interface includes account management tools that allow agent advertisers to independently control their budgets, impression buys, and the duration of their advertising commitment. We began testing this pricing method for our Platinum Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and leveraging increasing demand by real estate agents for access to home shoppers who use our mobile applications and websites. We continue to evaluate this pricing method, and expect in the future to apply this method more broadly to our existing agent advertisers. We are unable to predict whether this change to our pricing method will have a material impact on net sales, revenue, or other results of operations. In our history of building our real estate and other marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms.

Our Trulia products included in Premier Agent revenue are primarily sold on a fixed fee subscription basis, and include Trulia Pro with featured listings and Trulia Seller Ads. Trulia’s featured listings product allows real estate professionals to receive prominent placement of their listings in Trulia’s search results. Real estate professionals sign up for new subscriptions to this product at a fixed monthly price for periods that generally range from six months to 12 months. Trulia Seller Ads enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s products included in Premier Agent revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other advertising services and a suite of tools to real estate professionals. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

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

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites and migration of advertising spend online from traditional broadcast and print media.

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, share-based compensation expense and bonuses, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, multiple listing services fees and costs associated with the operation of our data center and customer websites.

Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, as well as headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees.

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, and equipment and maintenance costs. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions.

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

Acquisition-related Costs. Acquisition-related costs consist of investment banking, legal, accounting, tax, and regulatory filing fees associated with acquisitions.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2016 and 2015, we did not have a material amount of reportable taxable income, and we are not projecting a material amount of reportable taxable income for the year ending December 31, 2016. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2016 and December 31, 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $735.2 million as of December 31, 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $11.6 million (tax effected) as of December 31, 2015.

We recorded an income tax benefit of $1.4 million for the nine months ended September 30, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance. We recorded an income tax benefit of $2.9 million for the nine months ended September 30, 2015 primarily due to a deferred tax liability generated in connection with Zillow, Inc.’s August 20, 2015 acquisition of DotLoop that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$224,592	$176,765	$618,977	$475,307
Costs and expenses:
Cost of revenue (exclusive of amortization) (1) (2)	18,254	16,453	51,926	46,509
Sales and marketing (1)	92,794	82,044	290,810	229,272
Technology and development (1)	69,171	53,718	201,009	142,783
General and administrative (1)	37,690	42,672	271,159	124,506
Acquisition-related costs	93	1,988	890	16,144
Restructuring costs (1)	—	3,425	—	35,142
Loss (gain) on divestiture of businesses	(1,251)	4,143	(1,251)	4,143

Total costs and expenses	216,751	204,443	814,543	598,499

Income (loss) from operations	7,841	(27,678)	(195,566)	(123,192)
Other income	561	366	1,995	1,085
Interest expense	(1,595)	(1,590)	(4,740)	(3,900)

Income (loss) before income taxes	6,807	(28,902)	(198,311)	(126,007)
Income tax benefit	—	2,853	1,364	2,853

Net income (loss)	$6,807	$(26,049)	$(196,947)	$(123,154)

Net income (loss) per share — basic and diluted	$0.04	$(0.15)	$(1.10)	$(0.74)
Weighted-average shares outstanding — basic	180,583	177,098	179,577	166,986
Weighted-average shares outstanding —diluted	189,661	177,098	179,577	166,986
Other Financial Data:
Adjusted EBITDA (3)	$59,463	$29,477	$(39,923)	$67,170

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,524	$1,378	$4,370	$3,440
Sales and marketing	5,968	7,446	17,566	20,439
Technology and development	8,035	7,642	23,160	20,413
General and administrative	11,758	11,549	36,056	36,610
Restructuring costs	—	1,059	—	15,063

Total	$27,285	$29,074	$81,152	$95,965

(2) Amortization of website development costs and intangible assets included in technology and development	$21,917	$16,405	$62,821	$45,304

(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP. Adjusted EBITDA for the nine months ended September 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	9	8	10
Sales and marketing	41	46	47	48
Technology and development	31	30	32	30
General and administrative	17	24	44	26
Acquisition-related costs	0	1	0	3
Restructuring costs	0	2	0	7
Loss (gain) on divestiture of businesses	(1)	2	0	1

Total costs and expenses	97	116	132	126

Income (loss) from operations	3	(16)	(32)	(26)
Other income	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)

Income (loss) before income taxes	3	(16)	(32)	(27)
Income tax benefit	0	2	0	1

Net income (loss)	3%	(15%)	(32%)	(26%)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect restructuring costs;

•	Adjusted EBITDA does not reflect the loss (gain) on divestiture of businesses;

•	Adjusted EBITDA does not reflect interest expense or other income;

•	Adjusted EBITDA does not reflect income taxes; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$6,807	$(26,049)	$(196,947)	$(123,154)
Other income	(561)	(366)	(1,995)	(1,085)
Depreciation and amortization expense	25,495	19,584	74,852	54,031
Share-based compensation expense	27,285	28,015	81,152	80,902
Acquisition-related costs	93	1,988	890	16,144
Restructuring costs	—	3,425	—	35,142
Loss (gain) on divestiture of businesses	(1,251)	4,143	(1,251)	4,143
Interest expense	1,595	1,590	4,740	3,900
Income tax benefit	—	(2,853)	(1,364)	(2,853)

Adjusted EBITDA (1)	$59,463	$29,477	$(39,923)	$67,170

(1)	Adjusted EBITDA for the nine months ended September 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Premier Agent	$158,322	$119,448	33%
Other real estate	28,799	10,214	182%
Mortgages	19,775	12,624	57%
Market Leader	—	10,957	N/A

Total Marketplace revenue	206,896	153,243	35%
Display revenue	17,696	23,522	(25%)

Total revenue	$224,592	$176,765	27%

	Three Months Ended September 30,
	2016	2015
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	70%	68%
Other real estate	13	6
Mortgages	9	7
Market Leader	—	6

Total Marketplace revenue	92	87
Display revenue	8	13

Total revenue	100%	100%

Overall revenue increased by $47.8 million, or 27%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Marketplace revenue increased by 35%, and display revenue decreased by 25%.

Marketplace revenue grew to $206.9 million for the three months ended September 30, 2016 from $153.2 million for the three months ended September 30, 2015, an increase of $53.7 million. Marketplace revenue represented 92% of total revenue for the three months ended September 30, 2016 compared to 87% of total revenue for the three months ended September 30, 2015. The increase in marketplace revenue was primarily attributable to the $38.9 million increase in Premier Agent revenue. There were approximately 164.5 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2016 compared to 142.1 million average monthly unique users for the three months ended September 30, 2015, representing year-over-year growth of 16%. This increase in unique users increased the number of impressions and clicks we could monetize in our Premier Agent marketplace. Premier Agent revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers and to encourage low performing agent advertisers to join more successful agent advertiser teams, which we believe will promote a superior consumer experience. This strategic shift resulted in increased sales to individual agent advertisers and agent advertiser teams looking to expand their presence on our platform and consolidation of the number of agent advertisers. Average monthly revenue per advertiser increased by 46% to $585 for the three months ended September 30, 2016 from $402 for the three months ended September 30, 2015. We calculate our average monthly revenue per advertiser by dividing the revenue generated by our Premier Agent program in the period by the average number of agent advertisers in the period, divided again by the number of months in the period. The average number of agent advertisers is derived by calculating the average of the beginning and ending number of agent advertisers for the period. We define an agent advertiser as an individual real estate professional or team of professionals with an active advertising contract at the end of a period. There was a decrease in agent advertisers to 89,147 as of September 30, 2016 from 96,965 as of September 30, 2015, as we continued to encourage low performing agent advertisers to join more successful agent advertiser teams. We expect this decrease in agent advertisers will lower our selling costs over time. Beginning on February 17, 2015, the reported agent advertisers reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia. As discussed above, during the three months ended September 30, 2016, we began meaningful testing of a new pricing method for our Platinum Premier Agent product by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. At this early stage, we are unable to determine how the new pricing method will impact Premier Agent revenue.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $7.2 million, or 57%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in mortgages revenue was primarily a result of a 191% increase in our average revenue per loan information request for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, which was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 6.1 million mortgage loan information requests submitted by consumers for the three months ended September 30, 2016 compared to 11.3 million mortgage loan information requests submitted by consumers for the three months ended September 30, 2015, a decrease of 46%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

Display revenue was $17.7 million for the three months ended September 30, 2016 compared to $23.5 million for the three months ended September 30, 2015, a decrease of $5.8 million. Display revenue represented 8% of total revenue for the three months ended September 30, 2016 compared to 13% of total revenue for the three months ended September 30, 2015. The decrease in display revenue is primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

Cost of Revenue

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Cost of revenue	$18,254	$16,453	11%

Cost of revenue was $18.3 million for the three months ended September 30, 2016 compared to $16.5 million for the three months ended September 30, 2015, an increase of $1.8 million, or 11%. The increase in cost of revenue was primarily attributable to increased headcount-related expenses of $1.5 million, including share-based compensation expense, driven by growth in headcount, a $1.4 million increase in data center and connectivity costs, a $0.8 million increase in credit card and ad serving fees, partially offset by a $1.5 million decrease in printing costs and costs to generate leads for customers related to the Market Leader business that we divested on September 30, 2015, and a $0.4 million decrease in miscellaneous cost of revenue expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Sales and marketing	$92,794	$82,044	13%

Sales and marketing expenses were $92.8 million for the three months ended September 30, 2016 compared to $82.0 million for the three months ended September 30, 2015, an increase of $10.8 million, or 13%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $7.6 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, tradeshow and conferences expense and related travel increased by $1.7 million. We also incurred a $0.6 million increase in marketing and advertising expenses, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Technology and development	$69,171	$53,718	29%

Technology and development expenses, which include research and development costs, were $69.2 million for the three months ended September 30, 2016 compared to $53.7 million for the three months ended September 30, 2015, an increase of $15.5 million, or 29%. Approximately $8.2 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $5.0 million of the increase related to an increase in amortization of website development costs and software. The increase in technology and development expenses was also attributable to a $0.8 million increase in amortization of acquired intangible assets, a $0.7 million increase in loss on disposal of property and equipment and a $0.8 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs and software was $11.2 million and $6.2 million, respectively, the three months ended September 30, 2016 and 2015. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.6 million and $8.8 million, respectively, for the three months ended September 30, 2016 and 2015. Other data content expense was $6.5 million and $6.4 million, respectively, for the three months ended September 30, 2016 and 2015. Amortization expense included in technology and development for purchased data content intangible assets was $1.1 million and $1.4 million, respectively, for the three months ended September 30, 2016 and 2015. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
General and administrative	$37,690	$42,672	(12%)

General and administrative expenses were $37.7 million for the three months ended September 30, 2016 compared to $42.7 million for the three months ended September 30, 2015, a decrease of $5.0 million, or 12%. The decrease in general and administrative expenses was primarily a result of a $9.7 million decrease in professional services fees, including legal fees related to certain litigation matters described in Part II, Item 1, partially offset by a $4.5 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Acquisition-related costs	$93	$1,988	(95%)

Acquisition-related costs were $0.1 million for the three months ended September 30, 2016, primarily as a result of our August 2016 acquisition of Bridge Interactive Group, including legal and accounting fees. Acquisition-related costs were $2.0 million for the three months ended September 30, 2015 as a result of our February 2015 acquisition of Trulia and our August 2015 acquisition of DotLoop, including legal, accounting and tax fees.

Restructuring Costs

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Restructuring costs	$—	$3,425	N/A

There were no restructuring costs for the three months ended September 30, 2016. Restructuring costs for the three months ended September 30, 2015 were $3.4 million. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan was a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan was complete.

Loss (Gain) on Divestiture of Businesses

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Loss (gain) on divestiture of businesses	$(1,251)	$4,143	(130%)

The gain on divestiture of businesses was $1.3 million for the three months ended September 30, 2016 and relates to the August 2016 sale of our Diverse Solutions business. The loss on divestiture of businesses was $4.1 million for the three months ended September 30, 2015 and relates to the September 2015 sale of our Market Leader business.

Interest Expense

	Three Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Interest expense	$1,595	$1,590	0%

Interest expense was $1.6 million for the three months ended September 30, 2016 and 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

	Nine Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Premier Agent	$439,957	$322,526	36%
Other real estate	72,847	23,006	217%
Mortgages	54,621	32,575	68%
Market Leader	—	29,544	N/A

Total Marketplace revenue	567,425	407,651	39%
Display revenue	51,552	67,656	(24%)

Total revenue	$618,977	$475,307	30%

	Nine Months Ended September 30,
	2016	2015
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	71%	68%
Other real estate	12	5
Mortgages	9	7
Market Leader	—	6

Total Marketplace revenue	92	86
Display revenue	8	14

Total revenue	100%	100%

Overall revenue increased by $143.7 million, or 30%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Marketplace revenue increased by 39%, and display revenue decreased by 24%.

Marketplace revenue grew to $567.4 million for the nine months ended September 30, 2016 from $407.7 million for the nine months ended September 30, 2015, an increase of $159.8 million. Marketplace revenue represented 92% of total revenue for the nine months ended September 30, 2016 compared to 86% of total revenue for the nine months ended September 30, 2015. The increase in marketplace revenue was primarily attributable to the $117.4 million increase in Premier Agent revenue, which increased to $440.0 million for the nine months ended September 30, 2016. This increase was primarily attributable to overall growth in our Premier Agent program, due in part to our February 2015 acquisition of Trulia. There were approximately 164.5 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2016 compared to 142.1 million average monthly unique users for the three months ended September 30, 2015, representing year-over-year growth of 16%. This increase in unique users increased the number of impressions and clicks we could monetize in our Premier Agent marketplace. Premier Agent revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers and to encourage low performing agent advertisers to join more successful agent advertiser teams. This strategic shift resulted in increased sales to individual agent advertisers and agent advertiser teams looking to expand their presence on our platform and consolidation of the number of agent advertisers. Average monthly revenue per advertiser increased by 20% to $539 for the nine months ended September 30, 2016 from $450 for the nine months ended September 30, 2015. There was a decrease in agent advertisers to 89,147 as of September 30, 2016 from 96,965 as of September 30, 2015. We expect this decrease in agent advertisers will lower our selling costs over time. As discussed above, during the three months ended September 30, 2016, we began meaningful testing of a new pricing method for our Platinum Premier Agent product. We are unable to determine at this early stage how the new pricing method will impact Premier Agent revenue.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $22.0 million, or 68%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in mortgages revenue was primarily a result of a 170% increase in our average revenue per loan information request for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which was primarily a result of increased consumer and advertiser adoption of mortgage advertising products that yield higher revenue, which adoption was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 23.6 million mortgage loan information requests submitted by consumers for the nine months ended September 30, 2016 compared to 38.1 million mortgage loan information requests submitted by consumers for the nine months ended September 30, 2015, a decrease of 38%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is triggered. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lenders. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

Display revenue was $51.6 million for the nine months ended September 30, 2016 compared to $67.7 million for the nine months ended September 30, 2015, a decrease of $16.1 million. Display revenue represented 8% of total revenue for the nine months ended September 30, 2016 compared to 14% of total revenue for the nine months ended September 30, 2015. The decrease in display revenue is primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

Cost of Revenue

	Nine Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Cost of revenue	$51,926	$46,509	12%

Cost of revenue was $51.9 million for the nine months ended September 30, 2016 compared to $46.5 million for the nine months ended September 30, 2015, an increase of $5.4 million, or 12%. The increase in cost of revenue was primarily attributable to a $5.3 million increase in data center and connectivity costs, increased headcount-related expenses of $4.4 million, including share-based compensation expense, driven by growth in headcount, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, a $3.3 million increase in credit card and ad serving fees, partially offset by a $4.2 million decrease in printing costs and costs to generate leads for customers related to the Market Leader business that we divested on September 30, 2015, a $1.5 million decrease in revenue share costs, a $0.6 million decrease in multiple listing services fees and a $1.3 million decrease in miscellaneous cost of revenue expenses.

Sales and Marketing

	Nine Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Sales and marketing	$290,810	$229,272	27%

Sales and marketing expenses were $290.8 million for the nine months ended September 30, 2016 compared to $229.3 million for the nine months ended September 30, 2015, an increase of $61.5 million, or 27%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $34.7 million, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, which resulted in significant growth in the size of our sales team.

In addition to the increases in headcount-related expenses, marketing and advertising expenses increased by $21.4 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. We also incurred a $3.7 million increase in tradeshow and conferences expense including related travel, a $0.7 million increase in depreciation expense and a $1.0 million increase in miscellaneous sales and marketing expenses.

Technology and Development

	Nine Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Technology and development	$201,009	$142,783	41%

Technology and development expenses, which include research and development costs, were $201.0 million for the nine months ended September 30, 2016 compared to $142.8 million for the nine months ended September 30, 2015, an increase of $58.2 million, or 41%. Approximately $25.5 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, as we continue to grow our engineering headcount to support current and future product initiatives. The increase in technology and development expenses was also due to a $13.4 million increase in amortization related to website development costs and software, an $8.8 million increase in other non-capitalizable data content expense, a $5.0 million increase in amortization of acquired intangible assets, primarily as a result of our February 2015 acquisition of Trulia, our August 2015 acquisition of DotLoop, our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive Group, a $2.6 million increase in loss on disposal of property and equipment, a $2.1 million increase in depreciation expense, and a $1.6 million increase in software, hardware and connectivity costs, partially offset by a $0.9 million decrease in amortization of purchased content.

Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $28.9 million and $23.9 million, respectively, for the nine months ended September 30, 2016 and 2015. Amortization expense included in technology and development for capitalized website development costs and software was $30.3 million and $16.8 million, respectively, for the nine months ended September 30, 2016 and 2015. Other data content expense was $18.8 million and $10.1 million, respectively, for the nine months ended September 30, 2016 and 2015. Amortization expense included in technology and development for purchased data content intangible assets was $3.6 million and $4.5 million, respectively, for the nine months ended September 30, 2016 and 2015.

General and Administrative

	Nine Months Ended September 30,		2015 to 2016 % Change
	2016	2015
	(in thousands, unaudited)
General and administrative	$271,159	$124,506	118%

General and administrative expenses were $271.2 million for the nine months ended September 30, 2016 compared to $124.5 million for the nine months ended September 30, 2015, an increase of $146.7 million, or 118%. The increase in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move, Inc. and certain other parties in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims. In addition, there was a $6.7 million increase in professional services fees, including legal fees incurred in connection with the legal proceedings described in Part II, Item 1.

The increase in general and administrative expenses was also a result of an $8.6 million increase in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, a $2.8 million increase in building lease-related expenses including rent, utilities and insurance, partially offset by a $1.9 million decrease in city and state taxes.

Acquisition-Related Costs

	Nine Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Acquisition-related costs	$890	$16,144	(94%)

Acquisition-related costs were $0.9 million for the nine months ended September 30, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive Group, including legal and accounting fees. Acquisition-related costs were $16.1 million for the nine months ended September 30, 2015, primarily as a result of our February 2015 acquisition of Trulia, including investment banking, legal, accounting, tax, and regulatory filing fees.

Restructuring Costs

	Nine Months Ended September 30,		2015 to 2016
	2015	2016	% Change
	(in thousands, unaudited)
Restructuring costs	$—	$35,142	N/A

There were no restructuring costs for the nine months ended September 30, 2016. Restructuring costs for the nine months ended September 30, 2015 were $35.1 million. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan was a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan was complete.

Loss (Gain) on Divestiture of Businesses

	Nine Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Loss (gain) on divestiture of businesses	$(1,251)	$4,143	(130%)

The gain on divestiture of businesses was $1.3 million for the nine months ended September 30, 2016 and relates to the August 2016 sale of our Diverse Solutions business. The loss on divestiture of businesses was $4.1 million for the nine months ended September 30, 2015 and relates to the September 2015 sale of our Market Leader business.

Interest Expense

	Nine Months Ended September 30,		2015 to 2016
	2016	2015	% Change
	(in thousands, unaudited)
Interest expense	$4,740	$3,900	22%

Interest expense was $4.7 million in the nine months ended September 30, 2016 compared to $3.9 million for the nine months ended September 30, 2015, an increase of $0.8 million, or 22%. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, we had cash, cash equivalents, restricted cash, and investments of $445.7 million and $523.3 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Investments as of September 30, 2016 and December 31, 2015 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

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

In June 2016, we settled a lawsuit with Move, Inc. and certain other parties whereby the Company paid $130.0 million in connection with a release of all claims. For additional information about the settlement of this lawsuit, please refer to Part II, Item 1.

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(30,436)	$38,588
Net cash provided by (used in) investing activities	(27,911)	58,632
Net cash provided by financing activities	19,969	10,554

Cash Flows Provided By (Used In) Operating Activities

Our operating cash flows result primarily from cash received from real estate professionals, mortgage professionals, rental professionals and brand advertisers. Our primary uses of cash from operating activities include payments for marketing and advertising activities and employee benefits and compensation. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.

For the nine months ended September 30, 2016, net cash used in operating activities was $30.4 million. This was primarily driven by a net loss of $196.9 million, including the impact of the settlement of a lawsuit for $130.0 million in June 2016, adjusted by share-based compensation expense of $81.2 million, depreciation and amortization expense of $74.9 million, a loss on disposal of property and equipment of $3.4 million, bad debt expense of $1.7 million, a $1.4 million gain on the divestiture of a business and a $1.4 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our February 2016 acquisition of Naked Apartments. Changes in operating assets and liabilities increased cash provided by operating activities by $6.6 million. The increase in operating assets and liabilities is primarily due to a $13.0 million increase in accrued compensation and benefits due primarily to an increase in sales commissions and the timing of payroll, an $11.8 million increase in accounts receivable driven by an increase in revenue and a $5.6 million increase in deferred revenue driven by an increase in revenue.

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

For the nine months ended September 30, 2016, net cash used in investing activities was $27.9 million. This was primarily the result of $53.6 million of purchases for property and equipment and intangible assets and $16.3 million paid in connection with our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive Group, partially offset by $36.8 million of net maturities and sales of investments, $3.2 million in proceeds from the divestiture of a business and a $2.0 million decrease in restricted cash.

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

Cash Flows Provided By Financing Activities

For the nine months ended September 30, 2016 and 2015, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the nine months ended September 30, 2016 and 2015 were $20.5 million and $18.5 million, respectively. In addition, for the nine months ended September 30, 2015, approximately $7.9 million of equity awards was withheld for tax liabilities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.6 million as of September 30, 2016. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

As of September 30, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.6 million as of September 30, 2016.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of September 30, 2016, we also have outstanding $230.0 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2010, LendingTree, LLC (“LendingTree”) filed a complaint against us for patent infringement in the U.S. District Court for the Western District of North Carolina. The complaint alleged, among other things, that our website technology infringes two patents purporting to cover a “Method and computer network for coordinating a loan over the internet.” The complaint sought, among other things, a judgment that we infringed certain patents held by LendingTree, an injunction against the alleged infringing activities and an award for damages. We denied the allegations and asserted defenses and counterclaims seeking declarations that we are not infringing the patents and that the patents are invalid. In March 2014, a federal jury found that Zillow does not infringe the patents and that the patents asserted by LendingTree are invalid. In April, 2014, LendingTree filed two motions for judgment as a matter of law and for a new trial, all of which we opposed. In October 2014, the Court issued an order upholding the jury verdict and denying LendingTree’s motions. In November 2014, LendingTree filed a notice of appeal and, in September 2015, LendingTree filed its opening brief. In December 2015, we filed a response brief to LendingTree’s opening brief. A hearing regarding LendingTree’s appeal occurred in June 2016. In July 2016, the Court of Appeals for the Federal Circuit issued an order in which it found all claims asserted against us invalid under Section 101. In September 2016, LendingTree filed notice that they would be filing to appeal for a rehearing, but failed to file by the deadline. There are no further avenues for appeal or rehearing; the order issued by the Court of Appeals will stand.

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

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit for an immaterial amount. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in any office from January 1, 2010 through the present. We have recorded an accrual for an immaterial amount related to the settlement as of September 30, 2016. The settlement is contingent on the court approving the class action settlement and upon Zillow, Inc.’s complete resolution of the DOL compliance review described above. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2016.

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

Dated: November 2, 2016	ZILLOW GROUP, INC.

	By:	/S/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary