Form 10-K
period 2016-12-31
ZILLOW GROUP, INC.
filed 2017-02-07
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock and Class C capital stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $5,870,516,058.

As of January 30, 2017, 54,467,247 shares of the Registrant’s Class A common stock, 6,217,447 shares of Class B common stock and 122,042,763 shares of Class C capital stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

ZILLOW GROUP, INC.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2016

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

PART I

Item 1. Business

Mission

Our mission is to build the largest, most trusted and vibrant home-related marketplace in the world.

Overview

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and Retsly. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia. Upon the closing of the Trulia acquisition in February 2015, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 68 million homes and added more than 456 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

Consumers increasingly are turning to the internet and mobile devices for real estate information. For the three months ended December 31, 2016, 140.1 million average monthly unique users visited Zillow Group’s mobile applications and websites, representing year-over-year growth of 13%. Traffic to Zillow Group brands’ mobile applications and websites reached a seasonal peak of more than 171 million monthly unique users in May 2016. For additional information regarding unique users, see “Unique Users” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” More than two thirds of our flagship brand Zillow’s usage occurs on a mobile device; on weekends it’s more than 75%. We operate the most popular suite of mobile real estate applications across all major mobile platforms. For example, on our flagship Zillow brand, during December 2016, nearly 550 million homes were viewed on a mobile device, or 205 homes per second. We monetize our marketplace business on mobile in the same way we do on our web platform.

Real estate, rental and mortgage professionals are a critical part of home-related marketplaces. We have created a trusted and transparent marketplace where consumers can search and read reviews on local real estate, rental and mortgage professionals and contact those professionals on their own terms.

Our home-related marketplaces benefit from network effects. As more consumers come to our mobile applications and websites to use our products and services, more real estate, rental and mortgage professionals contribute content to distinguish themselves, thereby making our marketplaces more useful and attracting additional consumers. As of December 31, 2016, we had published more than 2.6 million reviews, including more than 2.3 million reviews of local real estate agents and approximately 336,000 reviews of mortgage professionals submitted by our users on Zillow.

Our revenue has grown significantly since our initial website launch in 2006. For the year ended December 31, 2016, we generated revenue of $846.6 million, as compared to $644.7 million for the year ended December 31, 2015, an increase of 31%. We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the year ended December 31, 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent program, which offers a suite of marketing and business technology products and services to help real estate agents achieve their advertising needs, while growing their businesses and personal brands. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other advertising services and a suite of tools to real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

On February 17, 2015, Zillow Group acquired Trulia, and Trulia and Zillow became wholly owned subsidiaries of Zillow Group. We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the year ended December 31, 2015, the information presented in this report with respect to the year ended December 31, 2015 relates to Zillow on a standalone basis prior to February 17, 2015 and to Zillow Group after February 17, 2015, whereas the information presented in this report with respect to the year ended December 31, 2016 relates to Zillow Group. Results of operations, including Marketplace revenue, for the year ended December 31, 2015 also include the Market Leader business from February 17, 2015 through the date of divestiture of September 30, 2015. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.

Industry Dynamics

The Importance of Homes

Homes are the center of peoples’ lives, the focus of some of their most important decisions and often their most valuable assets. In addition to whether to buy, sell or rent, consumers frequently make many other important home-related decisions, including decisions relating to home financing and home equity loans. Residential real estate is one of the largest sectors of the U.S. economy and supports millions of professionals that provide services related to home purchases and sales, rentals and home financings.

Large Market Opportunities

Based on external and internal assessments, we believe our current addressable markets include the following:

Purchase and Sale—Sales of approximately 5.6 million existing and 592 thousand new homes in the United States in 2016 had an aggregate transaction value of approximately $1.8 trillion, according to data published in

2016 by the U.S. Census Bureau and in 2016 by the National Association of REALTORS®. In an effort to acquire new client relationships and sell homes, U.S. real estate agents and brokers spent an estimated $5.9 billion on residential advertising in 2016, according to a forecast from Borrell Associates released in 2016. In addition, U.S. real estate developers spent an estimated $1.0 billion on residential advertising in 2016, also according to a forecast from Borrell Associates released in 2016. In the United States, there are 206.8 million people residing in owner-occupied housing, according to data published by the U.S. Census Bureau in November 2016. Approximately 29% of movers in 2016, or 10.3 million people, were homeowners, according to the U.S. Census Bureau migration data published in November 2016.

Rentals—In the third quarter of 2016, there were approximately 46.5 million rental housing units in the United States, with a national vacancy rate of 6.8%, according to data published by the U.S. Census Bureau in October 2016. According to data published by the U.S. Census Bureau from the American Housing Survey and the Current Population Survey/Housing Vacancy Survey, approximately:

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

According to a forecast from Borrell Associates released in 2016, U.S. rental property managers spent an estimated $1.9 billion on advertising in 2016, which excludes lease concessions. In the United States, there are 108.2 million people residing in rental housing units, according to data published by the U.S. Census Bureau in 2016. Approximately 71% of movers in 2016, or 24.8 million people, were renters, according to the U.S. Census Bureau migration data published in November 2016.

Home Financing—According to a forecast from the Mortgage Bankers Association published in January 2017, approximately $1.9 trillion in U.S. residential mortgage originations occurred in 2016. U.S. residential mortgage providers spent approximately $6.2 billion in 2016 marketing their services and loan products to mortgage borrowers, according to a forecast from Borrell Associates released in 2016.

Highly Fragmented, Local and Complex Market

The market for residential real estate transactions and home-related services is highly fragmented, local and complex. Each home has unique characteristics, including location, value, size, style, age and condition. Each consumer approaches home-related transactions with a personal set of objectives, priorities and values. Real estate agents generally operate in local markets as independent contractors with different experiences and skills. These conditions create challenges for consumers and real estate, rental and mortgage professionals alike. Consumers are challenged to find information about homes and to find real estate, rental and mortgage professionals who fit their individual needs. Real estate, rental and mortgage professionals are challenged to efficiently advertise their services and identify new clients, and to measure the effectiveness of their marketing efforts.

Absence of Consumer Orientation

Historically, consumers had minimal access to comprehensive and objective residential real estate data, even though many home-related decisions are extraordinarily information-intensive. While real estate, rental and mortgage professionals had some data, consumers did not have free, independent and easy access to data. Even when accessible, the data was difficult to interpret and analyze.

Increasing Role of Mobile Technologies and the Internet

Consumers are increasingly turning to mobile devices and the internet to access real estate information. With the widespread adoption of mobile and location-based technologies, consumers increasingly expect home-related information to be available on their mobile devices where, when and how they want it. According to comScore, Zillow Group brands represent nearly three quarters of market share of all mobile exclusive visitors to the real estate category. More than two thirds of our flagship brand Zillow’s usage occurs on a mobile device; on weekends it’s more than 75%. We believe that the technological platform shift from desktop computers to mobile devices benefits technology leaders like Zillow Group that are quick to innovate.

Competitive Advantages

We believe we have the following competitive advantages:

•	Powerful Brand and Scale. We have established a powerful brand identity that includes a portfolio of the largest and most vibrant brands, and we have built a large user community. The majority of our traffic comes direct, not dependent on search engines, with demonstrated consumer intent to visit Zillow Group’s brands. During the three months ended December 31, 2016, traffic to our consumer brands Zillow, Trulia, StreetEasy, HotPads and Naked Apartments grew to 140.1 million average monthly unique users, an increase of 13% compared to the three months ended December 31, 2015. Traffic to Zillow Group brands’ mobile applications and websites reached a seasonal peak of more than 171 million monthly unique users in May 2016. For additional information regarding unique users, see “Unique Users” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Inimitable Database of Homes. Our living database of homes is the result of years of substantial investment, sophisticated economic and statistical analysis, complex data aggregation and millions of user contributions. Our dynamic and comprehensive living database includes detailed information on more than 110 million U.S. homes, and includes homes for sale, for rent and recently sold, as well as properties not currently on the market. This database is central to the value we provide to consumers and real estate, rental and mortgage professionals. It contains extensive information that users can search, through an easy-to-use interface, to identify, analyze and compare homes. Our database is relevant to a broad range of users, including buyers, sellers, renters, homeowners, real estate agents and other real estate professionals. It includes information such as:

•	Property facts: Zestimate and its corresponding value range, number of bedrooms, number of bathrooms, square footage, lot size, assessed tax value and property type such as single-family, condominium, apartment, multifamily, manufactured home or land.

•	Listing information: price, price history and reductions, dollars per square foot, days on the market, listing type (such as for sale by agent, for sale by owner, pre-market inventory, which includes foreclosure, pre-foreclosure, Coming Soon and Make Me Move listings, new construction and rental homes), open houses, property photos and estimated monthly mortgage payment.

•	Purchase and sale data: prior sales information and recent sales nearby.

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

Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 68 million homes in our database and added more than 456 million home photos, creating exclusive home profiles not available anywhere else. Our inimitable database enables us to create content, products and services not available anywhere else, and attracts an active, vibrant community of users. As of December 31, 2016, we had published more than 2.6 million reviews, including more than 2.3 million reviews of local real estate agents and approximately 336,000 reviews of mortgage professionals submitted by our users on Zillow.

•	Zestimates and Rent Zestimates. We have developed industry-leading automated home valuation models that use advanced statistical methods and complex, proprietary algorithms. We use these models to provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes. Based on our Zestimates, we produce Zillow Home Value Indexes at the neighborhood, zip code, city, metropolitan statistical area, county and national levels. Our Zillow Home Value Indexes have been cited by government entities such as the Federal Reserve Bank and the Congressional Oversight Panel, university studies and respected national publications. For historical comparisons, we provide up to 15 years of Zestimate history on each home and valuable information about property and real estate market trends. Our Zestimates, Rent Zestimates and Zillow Home Value Indexes allow consumers to evaluate homes and neighborhoods, and to easily evaluate historical trends, as they contemplate critical home-related decisions.

•	Mobile Leadership and Monetization. Shopping for a home is a far more meaningful consumer experience when it occurs curbside, untethered and on location, so we have developed and operate the most popular suite of mobile real estate applications across all major platforms. For example, on our flagship Zillow brand, during December 2016, nearly 550 million homes, or 205 homes per second, were viewed on a mobile device. More than two thirds of our flagship brand Zillow’s usage occurs on a mobile device; on weekends it’s more than 75%. We monetize our marketplace business on our mobile platform in the same way we do on our web platform.

•	Independent Market Positions and Consumer Focus. Zillow Group has been built independent of any real estate industry group. We maintain an unwavering commitment to giving consumers free access to as much useful information as possible. We provide unbiased information, products and services, empowering consumers to make informed decisions about homes and the residential real estate market. We believe our independence enables us to create compelling products and services with broad consumer appeal.

•	Multiple Robust Home-Related Marketplaces. We have created trusted and transparent marketplaces in real estate, rentals and mortgages where consumers can identify and connect with local professionals that are best suited to meet their needs. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Technology Solutions for Professionals. We offer a suite of marketing and technology solutions to help real estate, rental and mortgage professionals grow their businesses and personal brands including our Premier Agent app that allows real estate professionals to manage their business from wherever they are, dotloop that has digitized the real estate transaction, and Bridge Interactive which has streamlined listing data management.

•	Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, consumers can anonymously submit mortgage loan information requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. For the year ended December 31, 2016, there were approximately 29.9 million mortgage loan information requests submitted by consumers.

•	Personalized Experience. We present homebuyers and sellers and real estate, rental and mortgage professionals with many opportunities to personalize their Zillow Group experience, leading to more informed home shopping and financing decisions. As immediacy is paramount in the home search experience, all Zillow Group mobile applications and websites empower users by allowing them to set the criteria that matters most to them, while we take on the action of alerting them when a home or rental that matches their criteria hits the market. Whether it is through an email, desktop notification, Apple Watch® alert or Facebook® chatbot, we keep users updated on the most current home information available in our marketplace.

•	Proven Management Team. We believe the broad experience and depth of our management team are distinct competitive advantages in the complex and evolving industry in which we compete. The Zillow Group management team has an extensive history building successful consumer internet companies. In particular, we believe that the shared experience of our executives, many of whom have worked together at Zillow Group for the better part of a decade, provides our management team with unique cohesion and insight.

Growth Strategies

Our growth strategies are:

•	Focus on Consumers. Maintain our unwavering focus on consumers and leverage our industry independence to enhance existing products and services and develop new offerings with broad consumer appeal.

•	Enhance Our Living Database. Enhance the information in our database of homes, and use it as the foundation for new analyses, insights and tools to inform consumers throughout the home ownership lifecycle.

•	Leverage Our Mobile Leadership. Innovate and expand our offerings for mobile devices, continue to optimize for mobile web and launch more applications to extend our brand and products across additional mobile platforms.

•	Deepen and Strengthen and Expand Our Marketplaces. Deepen and strengthen our marketplaces by creating new opportunities for high-quality consumer-initiated connections with real estate, rental and mortgage professionals when consumers want their services. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Efficiently Increase Brand Awareness. Expand targeted advertising programs, public relations, social media and content distribution to efficiently increase brand awareness.

•	Expand Our Platform. Expand our platform beyond advertising services for real estate, rental and mortgage professionals by developing additional marketing and business technology solutions to help those professionals manage and grow their businesses and personal brands.

•	Optimize Growth Opportunities for Premier Agents. Optimize growth opportunities for Premier Agents participating in our marketplaces through development of a broad variety of marketing and business technology solutions and other enhanced services.

•	Leverage Our Sales Force. Leverage our sales force’s expertise with new advertising and technology offerings.

•	Pursue Strategic Opportunities. Pursue strategic opportunities, including commercial relationships and acquisitions, to strengthen our market position, enhance our capabilities and accelerate our growth.

Our growth strategies support our strategic priorities for the year ended December 31, 2016, which include growing the size of our audience, growing our Premier Agent revenue, growing our emerging marketplaces, and attracting and retaining the best talent in the technology, media and real estate industries.

Advertising Products and Services

We provide advertising products and services for real estate, rental and mortgage professionals that enable them to create and promote useful content for consumers.

Marketplace Advertising

Premier Agent Program

Our Premier Agent program offers a suite of marketing and business technology products and services to help real estate agents achieve their advertising needs, while growing their businesses and personal brands. All Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms.

From 2012 through the end of the third quarter of 2016, we had primarily charged customers for our Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. In 2016, we began testing and implementation of a new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic – as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. This new pricing method complements our self-serve account interface, which we introduced to Premier Agents over the course of 2016. The interface includes account management tools that allow agent advertisers to independently control their budgets, impression buys, and the duration of their advertising commitment. We began testing this auction-based pricing method for our Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and leveraging increasing demand by real estate agents for access to home shoppers who use our mobile applications and websites. In the fourth quarter of 2016, we applied this method broadly to our existing agent advertisers. We are unable to predict whether this change to our pricing method will have a material impact on net sales, revenue, or other results of operations. In our history of building our real estate and other information marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms.

We continue to support some legacy Trulia Premier Agent products, which are primarily sold on a fixed fee subscription basis for periods that generally range from six months to 12 months, and include Trulia Seller Ads, which enable real estate professionals to generate leads from consumers interested in selling their homes.

In October 2015 we announced our new Premier Agent App that gives agents the freedom to work anywhere by allowing them to manage their contacts, reviews and listings from their mobile device. The Premier Agent App is designed to make agents more efficient by giving them a fast, streamlined way to manage their incoming contacts from Zillow and Trulia, as well as the ability to manage their listings, reviews and their profile on Zillow and Trulia. Beginning in December 2016, a new feature was added to the app to provide the ability to automatically add and manage leads from third party sources.

Mortgages

Through our flagship mortgage advertising platform, Long Form, consumers answer a series of questions to find a local lender, and mortgage professionals receive contacts based on data such as location and customer reviews. We also offer our Custom Quotes mortgage marketing platform for lending institutions to display their mortgage rates directly to consumers who are shopping for purchase and refinance rates. In Custom Quotes, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. Consumers decide if and when to contact the mortgage professionals who provide quotes. For the year ended December 31, 2016, there were approximately 29.9 million mortgage loan information requests submitted by consumers through Long Form and Custom Quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans. Our Long Form and Custom Quote services are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement.

Zillow Group Rentals

Zillow Group continues to develop its rental marketplace on mobile and web. Zillow Group Rentals is a marketplace for consumers and suite of tools for rental professionals, and is the largest rental network on the web. Zillow Group Rentals includes listing distribution across Zillow, Trulia and HotPads, reaching millions of rental shoppers each month. Zillow Rent Connect advertisers gain access to the leading technology and marketing platform that connects rental properties with consumer contacts.

Display Advertising

Our display advertising primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis. We offer customers display advertising opportunities on our mobile applications through display ads that are optimized for the mobile experience, on our home page, and on individual web pages, through graphical displays and text links.

Information Products and Services

We provide consumers with information products and services to enable them to make intelligent decisions about homes.

Zestimates and Rent Zestimates

Our Zestimate and Rent Zestimate valuations are computed using complex, proprietary algorithms we have developed and refined through years of statistical analysis and technological development.

A Zestimate is our estimated current market value of a home. We generate Zestimates using a variety of information, including:

•	Physical attributes: location, lot size, square footage, number of bedrooms and bathrooms and many other details.

•	Tax assessments: property tax information, actual property taxes paid, exceptions to tax assessments and other information provided in the tax assessors’ records.

•	Prior and current transactions: actual sale prices over time of the home itself and comparable recent sales of nearby homes.

•	User data: data provided directly by millions of users of our mobile applications and websites.

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

To improve the accuracy of our Zestimates, our algorithms automatically remove or reconcile data that would otherwise inappropriately skew the valuation rules. In addition, our algorithms will automatically generate a new set of valuation rules based on the constantly changing universe of data included in our database. This allows us to provide timely home value information on a massive scale, updated daily.

We publicly disclose the accuracy of our Zestimates to further empower consumers in assessing a home’s value. The accuracy may be impacted by a variety of factors, including the amount of data about homes we have for a particular geographic area.

A Rent Zestimate is our estimated current monthly rental price of a home, computed using similar automated valuation models we have designed to address the unique attributes of a rental home. We estimate rental prices on more than 100 million homes, including apartments, single-family homes, condominiums and townhomes. Our Rent Zestimates are updated daily.

Rich, Searchable Home-Related Data and Analysis

We provide consumers and real estate professionals with a rich set of home-related information. Through our mobile applications and websites, users can access detailed information about homes, including:

Value Information	Zestimate	Regional foreclosure statistics
	Zestimate Forecasts	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Rental price	Zillow Home Value Index Forecasts
	Make Me Move price	Tax-assessed value
	Easy links to county assessor records	Property taxes paid
	Regional 12 month home value forecast	Price per square foot

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type
	Construction quality	Garage size
Location

Neighborhood Information	School district	School ratings
	Elementary school	Crime data
	Middle school	Transit access
High school

For Sale Listing Details	Price	Days on Zillow or Trulia
	Listing agent information	MLS number
	Listing brokerage information	Foreclosure stage and type
	Link to listing source	Home overview description
	Property type and property features	Neighborhood name and description
	Open house dates and times	Coming Soon on market date
	Virtual tour	Community information for newly
	Video walkthroughs	constructed homes in developments
	Home photos	Building name and information
Price reductions

Rental Listing Details	Building name and number of stories	Property manager
	Rent amount and lease terms	Parking availability
	Application and deposit fees	Utilities and amenities
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

Our team of economists and statisticians generates unbiased local and national real estate data and analysis on 916 metropolitan areas and approximately 16,800 individual neighborhoods that we provide to consumers and real estate, rental and mortgage professionals at no cost. This gives our users access to local market trends and data, such as home price cuts, list to sale price ratio and foreclosure data that was historically not easily obtained, if available at all. Users can compare these metrics across neighborhoods and different time periods using our real-time charting and filtering.

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

Marketplace of Real Estate Agents

We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including more than 2.3 million ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization and number of listings.

Marketplace of Mortgage Professionals

In our mortgages marketplace, consumers can answer a series of questions to find a local lender, and mortgage professionals receive contacts based on data such as location and customer reviews, or consumers can anonymously request free, personalized mortgage quotes from consumer-rated-and-reviewed mortgage professionals. Consumers can then choose to contact those mortgage professionals at their discretion. For the year ended December 31, 2016, there were approximately 29.9 million mortgage loan information requests submitted by consumers. More than half of consumers who submit a loan information request do so on a mobile device. As of December 31, 2016, we had published approximately 336,000 reviews of mortgage professionals submitted by our users.

Mobile Access

We operate the most popular suite of mobile real estate applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate, rental and mortgage professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer standing curbside at a home for sale can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can call a real estate professional through our mobile applications to get more information or schedule a showing. For example, on our flagship Zillow brand, during December 2016, nearly 550 million homes were viewed on a mobile device, which equates to 205 homes per second.

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

At Zillow Group, marketing begins with product development, which then becomes amplified by effective brand advertising and marketing communications. We create immersive consumer products that people want to use frequently, talk about and share. The engaging nature of our products enables us to execute compelling advertising campaigns integrated with our robust and viral communications program, which together comprise the primary drivers of our brand awareness and traffic acquisition efforts. For example, for our flagship Zillow brand, we launched our consumer brand with communications at the core of our marketing strategy. Next, after years of vigorous field testing, we began large-scale national advertising in early 2013 on television and across other complementary channels, which has continued through the year ended December 31, 2016. In part as a result of these advertising efforts, our traffic has grown to 140.1 million average monthly unique users for the three months ended December 31, 2016, an increase of 13% compared to the three months ended December 31, 2015. The majority of our traffic and brand awareness comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow Group brands.

The communications team for our flagship Zillow brand includes former print and broadcast journalists who have established Zillow Group as an authoritative source for information on a broad range of home and real estate-related subjects. A typical week includes commentary from our real estate experts across dozens of national print and broadcast media outlets, guest opinion pieces or blog posts by our chief economist, and wide-ranging national and local media coverage of Zillow Group products, listings, data and consumer tips. We also produce considerable home and real estate-related content on Zillow Porchlight and Trulia’s Blog that is syndicated across dozens of prominent media sites. Zillow Porchlight and Trulia’s Blog content ranges from real estate market trends, to home financing tips, to celebrity real estate listings.

During the year ended December 31, 2016, we released the first-ever Zillow Group Report on Consumer Housing Trends, which highlights our latest consumer research. The report has garnered the attention of media outlets such as the Wall Street Journal, New York Times, Fox Business, Associated Press and Money Magazine and serves to establish Zillow Group as the authority on residential real estate consumers and their needs, aspirations and challenges.

We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 825 U.S. markets. Data is released on a monthly and quarterly basis, and the data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News and Bloomberg. We believe the considerable effort we have spent on public relations and social media has allowed us to build large and credible brands.

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

Our largest sales teams sell our Premier Agent products to real estate agents, and are located in Seattle, Washington, Denver, Colorado, and Irvine, California. We also have sales teams in Seattle, Washington and Denver, Colorado that sell our rental products to rental professionals. In addition, we have sales teams in Seattle, Washington, New York, New York and Lincoln, Nebraska that support sales in our mortgage marketplaces and display advertising. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain a field sales team in San Francisco, California and New York, New York to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries.

We believe that consumer care and customer support are important to our success. Our consumer care and customer support teams are located in Seattle, Washington, and Denver, Colorado. Our customer support team responds to commercial and technical issues from our advertisers, and our consumer care team responds to consumer issues from our user community.

Technology and Infrastructure

Zillow Group is a data- and technology-driven company. Our technical infrastructure, mobile applications and websites are built to provide consumers and real estate, rental and mortgage professionals with access to rich real estate data and powerful online tools to help them accomplish their home-related goals. Many of our services are available through real-time web-based application programming interfaces that allow our information to be easily integrated into third-party websites. We provide HTML and JavaScript-based widgets to allow easy integration of Zillow Group information onto other websites, with little custom programming. Our technology platform is built using industry-leading third-party and internally developed software as well as open source technologies. This combination allows for rapid development and release of high-performance software in a cost-effective and scalable manner. Our mobile applications and websites are designed to have high availability, from the internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems so that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage content delivery networks and use other third-party cloud computing services, including map-related and ad serving services, to ensure fast and local access to content. We employ a host of encryption, antivirus, firewall, monitoring, and patch-management technology to protect and maintain our systems.

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

Our trademarks registered in the United States and several other jurisdictions include, but are not limited to, “Zillow,” “Trulia,” “Zestimate,” “Premier Agent,” “Make Me Move,” “Mortech,” “Marksman,” “Hotpads,” “StreetEasy,” “Retsly,” “dotloop,” “Find Your Way Home,” “Naked Apartments,” the Z in a house logo, the Trulia marker logo, as well as logos that correspond with several of our other trademarks. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.

We have 23 patents issued in the United States and internationally. These patents cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, the collection, storage and display of home attribute values, providing for a multi-faceted search, and other proprietary techniques relevant to our products and services. We have 46 patent applications pending in the United States and internationally, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

We are the registered holder of a variety of domestic and international domain names that include “Zillowgroup.com,” “Zillow.com,” “Trulia.com,” “RealEstate.com,” “Mortech.com,” “HotPads.com,” “Streeteasy.com,” “DotLoop.com,” “Retsly.com,” “NakedApartments.com,” “BridgeInteractive.com” and other similar variations.

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

Competition for Consumers

We compete for the attention of consumers with companies that operate, or could develop, national and local real estate, rental and mortgage mobile applications and websites. We compete for consumers primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, and brand awareness and reputation. We believe we compete favorably on these factors.

Competition for Advertisers

We compete for advertising customers, such as real estate professionals, with media companies, including companies dedicated to providing mobile and web-based real estate, rental and mortgage information and services to real estate professionals and consumers, local brokerage sites and major internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as newspapers, television, magazines, and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate agents, mortgage professionals, property managers or rental agents to advertise their qualifications or listings. We compete for advertising revenue based on perceived return on investment and perceived transaction readiness and overall quality of consumer leads, the effectiveness and relevance of our advertising products, pricing structure and our ability to effectively deliver types of ads to targeted demographics. We believe we compete favorably on these factors.

Government Regulation

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the internet and through mobile applications. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, including the Telephone Consumer Protect Act, the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state laws. In addition, some of our mortgage advertising products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement. Though we do not take mortgage applications or make loans or credit decisions in connection with loans, Zillow Group Mortgages, Inc. is subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker.

By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage professionals, banks, property managers, rental agents and some of our other customers and advertisers on our mobile applications and websites are subject to various state and federal laws and regulations relating to real estate, rentals and mortgages. We endeavor to ensure that any content created by Zillow Group is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and consumers for their activities through, and the content they provide on, our mobile applications and websites. The real estate, mortgages, and rentals industries are subject to significant state and federal regulation; though we provide advertising services and technology solutions to real estate, mortgages, and rentals professionals, certain of our activities may be deemed to be covered by these industry regulations. Since the laws and regulations governing real estate, rentals and mortgages are constantly evolving, it is possible that we may have to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future.

Employees

As of December 31, 2016, we had 2,776 full-time employees.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K or any other document we file with the SEC.

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

The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K or any other document we file with the SEC, and the inclusion of our website addresses and Twitter account are as inactive textual references only.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, and future financial performance. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business and Industry

If Real Estate, Rental and Mortgage Professionals or Other Advertisers Reduce or End Their Advertising Spending With Us or if We Are Unable to Effectively Manage Advertising Inventory or Pricing, Our Business Would Be Harmed.

Our current financial model depends on revenue generated primarily through sales of advertising products and services to real estate agents and brokerages, rental professionals, mortgage professionals and other advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including how successfully we can:

•	increase the number of consumers who use our products and services, provide them with tools to promote engagement between real estate market participants, and enhance their user experience so we can retain them;

•	offer an attractive return on investment to our advertisers for their advertising spending with us;

•	continue to develop our advertising products and services, including the expansion of those products and services to new advertising customers;

•	keep pace with and anticipate changes in technology to provide industry-leading products and services to advertisers and consumers; and

•	compete effectively for advertising dollars with other online media companies.

In 2016, we began testing and implementation of a new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic—as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. In 2016, we also introduced a new self-serve account interface for our Premier Agents. The interface includes account management tools that allow agent advertisers to independently control their advertising budgets and the duration of their advertising commitments. We are unable to predict whether this change to our pricing method will have a material impact on net sales, revenue, or other results of operations.

We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce or end their advertising with us or negatively impact our ability to manage revenue opportunities. If advertisers reduce or end their advertising spending with us, or if we are unable to effectively manage inventory and pricing, our advertising revenue and business, results of operations and financial condition would be harmed.

If We Do Not Innovate or Provide High-Quality Products and Services That Are Attractive to Our Users and to Our Advertisers, Our Business Could Be Harmed.

Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make our mobile applications, websites and other tools useful for consumers and real estate, rental and mortgage professionals, and attractive to our advertisers. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new mobile, internet and other technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ mobile applications, websites and tools. If we are unable to continue offering high-quality, innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

If Use of Mobile Technology and the Internet in the Real Estate Category Does Not Grow as We Anticipate, Our Business Could Be Harmed.

Our future success substantially depends on the continued use of mobile technology and the internet as effective media for consumer and professional participants in the real estate marketplace. These media may not be accepted as viable long-term outlets for information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. For these or other reasons, mobile technology and internet use may not continue to develop as we anticipate. If consumers begin to access real estate information through other media and we fail to innovate, our business may be negatively impacted.

We Face Competition for Consumers in the Real Estate Category, Which Could Impair Our Ability to Attract Users of Our Mobile Applications and Websites, Which Would Harm Our Business, Results of Operations and Financial Condition.

Our success depends on our ability to continue to attract consumers to our mobile applications and websites and enhance their engagement with our products and services. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental and mortgage mobile applications and websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are not able to continue to attract consumers to our mobile applications and websites, our business, results of operations and financial condition would be harmed.

We May Not Be Able to Compete Successfully Against Our Existing or Future Competitors in Attracting Advertisers, Which Could Harm Our Business, Results of Operations and Financial Condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate, rental and mortgage information and services to real estate professionals and consumers, and major internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition would be harmed.

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

We Depend on the Real Estate Industry, and Changes to That Industry, Including to Supply and Demand in the Real Estate Market or Mortgage Lending Regulation, Could Reduce the Demand for, or Restrict Our Ability to Provide, Our Products and Services.

Our financial results significantly depend on real estate market participants using our products and services. Real estate shopping patterns depend on the overall health of the real estate market. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership and the ability of market participants to close transactions. Real estate markets also may be negatively impacted by a significant natural disaster, such as earthquake, fire, flood or other disruption. Changes to the real estate industry, including to supply and demand in the real estate market or mortgage interest rates, could reduce demand for our services. In addition, real estate, rental, and mortgage professionals are subject to comprehensive federal, state, and local laws and regulations which may cause them to significantly alter, decrease, or terminate their purchase of our products and services. Seasonality, micro- and macroeconomic factors, government regulation, and other factors may decrease consumer usage as well as sales to our advertisers and other customers, which could harm our results of operations and financial condition.

Certain of our mortgage advertising products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement. Though we do not take mortgage applications or make loans or credit decisions in connection with loans, Zillow Group Mortgages, Inc. is subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker. Further, due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain additional real estate brokerage and mortgage broker licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate and mortgage broker licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments or commissions from real estate professionals, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

We May Not Be Able to Maintain or Establish Relationships With Real Estate Brokerages, Real Estate Listing Aggregators, Multiple Listing Services, Property Management Companies, Home Builders and Other Third-Party Listing Providers, Which Could Limit the Information We Are Able to Provide to Our Users.

Our ability to attract users to our mobile applications, websites and other tools depends to some degree on providing a robust number of current, high-quality for-sale and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services, property management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of existing relationships with listing providers, whether due to termination of agreements or otherwise, changes to our rights to use or timely access listing data, or an inability to continue to add new listing providers, may negatively impact our listing data quality. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

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

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent advertising product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in the Zillow database for which we have sufficient data to produce the Zestimate. Similarly, we gather and make available to our consumers reviews on real estate, rental and mortgage professionals, even if those reviews are unfavorable. Although real estate, rental and mortgage professionals who receive unfavorable reviews may be less likely to purchase our advertising products and services, we continue to post favorable and unfavorable reviews because we believe the reviews are useful to consumers in finding the right professional. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

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

We May Be Unable to Increase Awareness of the Zillow Group Brands Cost-effectively, Which Could Harm Our Business.

We rely heavily on the Zillow Group brands, including Zillow and Trulia, which we believe are key assets of our company. Awareness and perceived quality and differentiation of the Zillow Group brands are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. We expect to continue to invest in our paid advertising to increase brand awareness and grow traffic. Paid advertising may not continue to be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our management and our highly skilled team of employees, including our software engineers, statisticians, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. The market for highly skilled personnel is very competitive. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions. For example, we acquired Naked Apartments and Bridge Interactive in the year ended December 31, 2016. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Our Fraud Detection Processes and Information Security Systems May Not Successfully Detect All Fraudulent Activity by Third Parties Aimed at Users of Our Mobile Applications and Websites, Which Could Adversely Affect Our Reputation and Business Results.

Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with users of our mobile applications and websites by, for example, posting fake real estate listings on our sites and attempting to solicit personal information or money from users. Though we have sophisticated fraud detection processes and have taken other measures to identify fraudulent activity on our mobile applications and websites, we may not be able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause users and advertisers to lose trust in us and decrease or terminate their usage of our products and services, thereby harming our business and results of operations.

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

Our products and services involve the transmission and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers and credit card information. Security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability and litigation. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks, and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in mobile application or website performance or availability problems, the complete shutdown of our mobile applications or websites, or the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust and confidence in us, we may be subject to legal claims, government investigation and additional state and federal statutory requirements, users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, and advertisers may decrease or stop advertising on our mobile applications or websites. In May 2015, for example, we detected a distributed denial of service attack against our website, zillow.com. Upon detection, standard response protocols were immediately initiated, filtering malicious traffic and restoring network performance. This incident did not have a material adverse effect on our business, and there is no indication that our internal controls were compromised. Despite the additional network detection tools we implemented, we cannot ensure that we will not experience future incidents.

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

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our mobile applications and websites, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, software errors or physical or electronic break-ins, could affect the security or availability of our products and services on our mobile applications and websites and prevent or inhibit the ability of users to access our services. Since our users may rely on our products and services, including our free customer relationship management tools, for important aspects of their businesses, problems with the reliability, availability or security of our systems could damage our users’ businesses, harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition. In October 2016, for example, traffic to our websites zillow.com and trulia.com was impacted by a distributed denial of service attack against one of our domain name system providers. This incident did not have a material adverse effect on our business, and there is no indication that our internal controls were compromised. Despite the additional network detection tools and other processes we implemented, we cannot ensure that we will not experience similar incidents in the future.

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

Intellectual Property Disputes Are Costly to Defend and Could Harm Our Business, Results of Operations, Financial Condition and Reputation.

From time to time, we face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We are currently subject to intellectual property infringement claims. These claims allege, among other things, that aspects of our technology infringe upon the plaintiffs’ intellectual property. If we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation. We may be subject to future claims or allegations relating to our intellectual property rights. As we grow our business and expand our operations, we expect that we will continue to be subject to intellectual property claims and allegations. Patent and other intellectual property disputes or litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products, services or features, purchase licenses that may be expensive to procure, or modify our products or services. In addition, patent or other intellectual property disputes or litigation may result in significant settlement costs. Any of these events could harm our business, results of operations, financial condition and reputation.

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

We are currently subject to a variety of, and may in the future become subject to additional, federal, state, and local laws that are continuously evolving and developing, including laws regarding the real estate, rental and mortgage industries, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the Telephone Consumer Protect Act, the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state laws. These laws can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

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

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters, including for example, the compliance review by the Wage and Hour Division of the U.S. Department of Labor described below in Part I, Item 3. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. For instance, our operating results for the year ended December 31, 2016 include the impact of the settlement of a lawsuit with Move, Inc. in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims, as well as approximately $28.9 million in related legal costs, described below in Part I, Item 3. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

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

Risks Related to Our Financial Statements

We Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of December 31, 2016, we had an accumulated deficit of $497.0 million. Although we have experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

Servicing Our Debt Requires a Significant Amount of Cash, and We May Not Have Sufficient Cash Flow From Our Business to Pay Our Substantial Debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the remaining outstanding $10.1 million aggregate principal under Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) and our Convertible Senior Notes due in 2021 (the “2021 Notes”), depends on our future performance, which is subject to economic, industry, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We Rely on Assumptions and Estimates to Calculate our Unique Users, and Real or Perceived Inaccuracies in This Metric May Harm our Reputation and Negatively Affect our Business.

Our key metric of unique users is calculated using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our measurement of unique users may be affected by applications that automatically contact our servers to access our mobile applications and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user on the day such contact occurs.

We regularly review and may adjust our processes for calculating our unique users to improve accuracy. Our measure of unique users may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If real estate professionals, advertisers or investors do not perceive our unique users to be an accurate representation of our user engagement, or if we discover material inaccuracies in our unique users, our reputation may be harmed, and real estate professionals and advertisers may be less willing to allocate their resources to our products and services, which could negatively affect our business and operating results.

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

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

As of December 31, 2016, we had federal net operating loss carryforwards of approximately $893.3 million, state net operating loss carryforwards of approximately $13.5 million (tax effected), and net tax credit carryforwards of approximately $24.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. In connection with Zillow’s August 2013 public offering of Zillow Class A Common stock, Zillow experienced an ownership change that triggered Section 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with Zillow Group’s February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

Risks Related to Ownership of Our Common and Capital Stock and Debt Instruments

Our Class A Common Stock and Class C Capital Stock Prices May Be Volatile, and the Value of an Investment in Our Class A Common Stock and Class C Capital Stock May Decline.

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, since shares of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $17.06 per share to $39.94 per share (adjusted for the Class C Stock Split (as defined below)) through December 31, 2016. Since shares of our Class C capital stock began trading in August 2015, the closing price of our Class C capital stock has ranged from $16.01 per share to $39.84 per share through December 31, 2016. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	announcements of technological innovations or new offerings by us or our competitors;

•	additions or departures of key personnel;

•	changes in laws or regulations applicable to our services;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A common stock and Class C capital stock by us or our shareholders;

•	issuances of our Class A common stock upon conversion of the 2020 Notes and issuances of our Class C capital stock upon conversion of our 2021 Notes;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

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

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2016, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 32.3% and 21.1%, respectively, of the voting power of our outstanding capital stock.

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

If We Issue Additional Equity Securities or Issue Additional Convertible Debt to Raise Capital, It May Have a Dilutive Effect on Shareholders’ Investment.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

The Capped Call Transactions May Affect the Value of Our 2021 Notes and Our Class C Capital Stock.

In connection with the pricing of the 2021 Notes, we entered into capped call transactions with Citigroup Global Markets Inc. and certain other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. In addition, the capped call transactions provide for us to elect, subject to certain conditions, for the capped call transactions to remain outstanding (with certain modifications) following our election to redeem the 2021 Notes, notwithstanding any conversions of notes in connection with such redemption.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class C capital stock and/or purchasing or selling our Class C capital stock or other securities of ours in secondary market transactions prior to the maturity of the 2021 Notes (and are likely to do so during any observation period related to a conversion of 2021 Notes or in connection with any repurchase of 2021 Notes by us). This activity could cause or avoid an increase or a decrease in the market price of our Class C capital stock or the 2021 Notes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have various operating leases for office space, which are summarized as of December 31, 2016 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters for Zillow Group	200,426	2024
San Francisco, California	Corporate headquarters for Trulia	105,897	2023
Denver, Colorado	General office space	64,908	2021
Irvine, California	General office space	60,074	2022
New York, New York	General office space, partial subleased office space	39,900	2024
San Francisco, California	Subleased office space	26,664	2018

We lease additional office space in Chicago, Illinois, Cincinnati, Ohio, Lincoln, Nebraska, Atlanta, Georgia and Vancouver, British Columbia. See Note 16 of Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings

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

In March 2014, Move, Inc., the National Association of Realtors and three related entities (collectively, “Plaintiffs”), filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the

Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The Plaintiffs sought, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, Plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against Plaintiffs that alleged, among other things, that Plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, Plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation. The court held a spoliation hearing in April and on May 17, 2016 denied Plaintiffs motion for sanctions as to Zillow and Mr. Samuelson. With respect to Mr. Beardsley, the Court denied the motion as to terminating sanctions but granted the motion ordering a permissive adverse inference instruction with respect to five devices. Defendants each filed multiple motions for partial summary judgment against Plaintiffs regarding, among other things, certain of their claims of alleged misappropriation of trade secrets. Defendants also filed various motions seeking to exclude or limit damages. The court entered various rulings granting and denying these motions in 2016. On June 6, 2016, the Company reached an amicable resolution by way of a settlement agreement and release (the “Settlement Agreement”) with Plaintiffs pursuant to which the Company agreed to pay Plaintiffs $130.0 million in connection with a release of all claims. On June 16, 2016, pursuant to the terms agreed to between the parties, the court dismissed all claims and counterclaims asserted in this matter with prejudice. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement was paid in June 2016 and was recorded in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2016.

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

In July 2015, two purported class action lawsuits were filed against us and each of our directors in the Superior Court of the State of Washington in King County, alleging, among other things, that the directors breached their fiduciary duties in connection with the approval of the issuance of non-voting Class C capital stock as a dividend. The complaints sought, among other things, injunctive relief and unspecified monetary damages. A hearing on the plaintiffs’ motion seeking a preliminary injunction to enjoin the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders was held on August 5, 2015, and the court denied plaintiffs’ motion for a preliminary injunction. Plaintiffs filed a consolidated class action complaint on September 18, 2015 naming and seeking relief from only our co-founders as defendants. On December 4, 2015, defendants filed a motion to dismiss the consolidated class action complaint, and on March 28, 2016, the consolidated class action complaint was dismissed with prejudice.

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review was ongoing but that, based on its preliminary findings, it believed the Company may have failed to pay overtime to such inside sales consultants. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. The settlement of the class action lawsuit was contingent on Zillow, Inc.’s complete resolution of the DOL compliance review. On November 28, 2016, Zillow, Inc. entered into a settlement agreement with the DOL that resolved the DOL’s compliance review. Under the terms of the settlement agreement, Zillow, Inc. agreed that it will make the voluntary payments contemplated by the class action lawsuit settlement and establish and maintain certain procedures to promote future compliance with the Fair Labor Standards Act. We expect to make the voluntary payments contemplated by the settlement agreement during 2017. The settlement agreement with the DOL does not require Zillow, Inc. to make any payments which are in addition to those contemplated by the class action lawsuit settlement. Zillow has not admitted liability with respect to either the DOL settlement or the class action lawsuit settlement.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit with payment by Zillow, Inc. of up to $6.0 million. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in any office from January 1, 2010 through the present. The settlement is subject to court approval and was contingent upon Zillow, Inc.’s resolution of the DOL compliance review. As described above, on November 28, 2016, Zillow, Inc. entered into a settlement agreement with the DOL that resolved the DOL’s compliance review. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. We have recorded an accrual for $6.0 million as of December 31, 2016, and we recorded an accrual for an immaterial amount as of December 31, 2015. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017 that is expected to conclude in February 2017. We have not recorded an accrual related to this complaint as of December 31, 2016, as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock has traded on The Nasdaq Global Select Market under the symbol “ZG” since August 17, 2015 and under the symbol “Z” from July 20, 2011 through August 14, 2015. The following table sets forth, for each quarterly period indicated, the high and low sales prices per share for our Class A common stock as quoted on The Nasdaq Global Select Market, adjusted for the Class C Stock Split (see Note 13 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Class C Stock Split):

	High	Low
Year Ended December 31, 2016:
First Quarter	$25.96	$16.45
Second Quarter	36.65	20.87
Third Quarter	39.99	32.55
Fourth Quarter	39.19	31.17

	High	Low
Year Ended December 31, 2015:
First Quarter	$44.40	$29.76
Second Quarter	34.69	26.73
Third Quarter	29.84	22.58
Fourth Quarter	35.47	24.76

Our Class B common stock is not listed and there is no established public trading market.

Our Class C capital stock has traded on The Nasdaq Global Select Market under the symbol “Z” since August 17, 2015. Prior to that time, there was no public market for our Class C capital stock. The following table sets forth, for each quarterly period indicated, the high and low sales prices per share for our Class C capital stock as quoted on The Nasdaq Global Select Market:

	High	Low
Year Ended December 31, 2016:
First Quarter	$24.64	$15.36
Second Quarter	36.28	19.63
Third Quarter	39.88	32.65
Fourth Quarter	39.05	31.22

	High	Low
Year Ended December 31, 2015:
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	28.54	23.00
Fourth Quarter	33.62	22.80

Holders of Record

As of January 30, 2017, there were 117, three, and 117 holders of record of our Class A common stock, our Class B common stock, and our Class C capital stock, respectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On December 12, 2016, we issued $460.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”), which amount includes the exercise in full of the $60.0 million over-allotment option, to Citigroup Global Markets Inc. as the initial purchaser of the 2021 Notes in a private offering to the initial purchaser in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for resale to qualified institutional buyers as defined in, and pursuant to, Rule 144A under the Securities Act. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017. The 2021 Notes are convertible into cash, shares of the Company’s Class C capital stock or a combination thereof and may be settled as described below. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms.

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the notes only under certain conditions. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture pursuant to which the 2021 Notes were issued).

The net proceeds from the note offering were approximately $447.8 million, after deducting fees and expenses payable by the Company. We incurred approximately $11.5 million in fees to the initial purchaser, which amount was paid out of the gross proceeds from the note offering. The Company used approximately $36.6 million of the net proceeds from the note offering to pay the cost of the capped call confirmations the Company entered into in connection with the offering, and approximately $370.2 million of the net proceeds from the note offering to repurchase a portion of the outstanding 2.75% Convertible Senior Notes due 2020 of the Company’s wholly owned subsidiary, Trulia, LLC, in privately negotiated transactions. The Company intends to use the remainder of the net proceeds for general corporate purposes.

There were no other sales of unregistered securities during the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following graph compares our cumulative total shareholder return on Zillow Group’s common stock with the NASDAQ Composite Index and the RDG Internet Composite Index.

For our Class A common stock, this graph covers the period from December 31, 2011 through December 31, 2016 (adjusted to give effect to the Class C Stock Split). This graph assumes that the value of the investment in Zillow Group’s Class A common stock and each index (including reinvestment of dividends) was $100 on December 31, 2011.

For our Class C capital stock, this graph covers the period from August 3, 2015, using the closing price for the first day of trading during the when-issued trading period prior to the Class C Stock Split, through December 31, 2016. This graph assumes that the value of the investment in Zillow Group’s Class C capital stock (including reinvestment of dividends) was $100 on August 3, 2015.

The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and our previously audited financial statements that are not included herein. We have included Trulia, Inc. in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Our historical results are not necessarily indicative of our results to be expected in any future period. We have given retroactive effect to prior period share and per share amounts in our consolidated statements of operations for the August 2015 Class C Stock Split so that prior periods are comparable to current period presentation (see Note 13 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Class C Stock Split).

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$846,589	$644,677	$325,893	$197,545	$116,850
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	71,591	61,614	29,461	18,810	14,043
Sales and marketing (1)	380,919	307,089	169,462	108,891	49,105
Technology and development (1)	273,066	198,565	84,669	48,498	26,614
General and administrative (1)	313,695	170,445	65,503	37,919	20,024
Acquisition-related costs	1,423	16,576	21,493	376	1,267
Restructuring costs (1)	—	35,551	—	—	—
Loss (gain) on divestiture of businesses	(1,251)	4,368	—	—	—

Total costs and expenses	1,039,443	794,208	370,588	214,494	111,053

Income (loss) from operations	(192,854)	(149,531)	(44,695)	(16,949)	5,797
Loss on debt extinguishment	(22,757)	—	—	—	—
Other income	2,711	1,501	1,085	385	142
Interest expense	(7,408)	(5,489)	—	—	—

Income (loss) before income taxes	(220,308)	(153,519)	(43,610)	(16,564)	5,939
Income tax benefit (expense)	(130)	4,645	—	4,111	—

Net income (loss)	$(220,438)	$(148,874)	$(43,610)	$(12,453)	$5,939

Net income (loss) attributable to common shareholders	$(220,438)	$(148,874)	$(43,610)	$(12,453)	$5,939
Net income (loss) per share attributable to common shareholders—basic	$(1.22)	$(0.88)	$(0.36)	$(0.12)	$0.07
Net income (loss) per share attributable to common shareholders—diluted	$(1.22)	$(0.88)	$(0.36)	$(0.12)	$0.06
Weighted average shares outstanding—basic	180,149	169,767	120,027	108,087	90,582
Weighted average shares outstanding—diluted	180,149	169,767	120,027	108,087	98,127

(1) Includes share-based compensation as follows:
Cost of revenue	$5,923	$4,694	$1,844	$737	$380
Sales and marketing	23,320	25,391	7,320	10,969	2,433
Technology and development	31,466	26,849	11,681	4,660	1,886
General and administrative	46,209	48,280	13,240	7,070	1,912
Restructuring costs	—	14,859	—	—	—

Total	$106,918	$120,073	$34,085	$23,436	$6,611

(2) Amortization of website development costs and intangible assets included in technology and development	$84,951	$63,189	$29,487	$19,791	$11,179

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$506,462	$520,289	$455,920	$437,726	$203,483
Working capital	484,564	493,672	352,141	282,903	184,661
Property and equipment, net	98,288	85,523	41,600	27,408	16,948
Total assets	3,149,677	3,135,700	649,730	608,063	307,549
Long-term debt	367,404	230,000	—	—	—
Deferred tax liabilities and other long-term liabilities	136,146	132,482	—	—	—
Total shareholders’ equity	2,533,587	2,679,053	588,779	567,796	280,317

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

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, rental and mortgage professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and Retsly.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 68 million homes and added more than 456 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the year ended December 31, 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent program, which offers a suite of marketing and business technology products and services to help real estate agents achieve their advertising needs, while growing their businesses and personal brands. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other advertising services and a suite of tools to real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, Zillow Group acquired Trulia, Inc. (“Trulia”), and each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. The total purchase price of Trulia was approximately

$2.0 billion. We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the year ended December 31, 2015, the information presented in this report with respect to the year ended December 31, 2015 relates to Zillow on a standalone basis prior to February 17, 2015 and to Zillow Group after February 17, 2015, whereas the information presented in this section with respect to the year ended December 31, 2016 relates to Zillow Group. Results of operations, including marketplace revenue, for the year ended December 31, 2015 include Market Leader revenue from February 17, 2015 through September 30, 2015, the date we divested the Market Leader business, whereas the information presented in this report with respect to the year ended December 31, 2016 does not include Market Leader revenue. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth. For additional information regarding the transaction with Trulia, see Note 7 to our consolidated financial statements.

Overview of Significant Milestones and Results

The following is a summary of our significant milestones for the year ended December 31, 2016:

•	In February, we completed the acquisition of Naked Apartments, Inc. (“Naked Apartments”), New York City’s largest rentals-only platform. The total purchase price for the acquisition of Naked Apartments was approximately $13.2 million. Based on the allocation of the purchase price in connection with our acquisition of Naked Apartments, a substantial majority of the purchase price has been allocated to goodwill and intangible assets. For additional information regarding the transaction with Naked Apartments, see Note 7 to our consolidated financial statements.

•	In February, we launched a new national advertising campaign, “Home.” The campaign featured real people sharing their own personal stories of what makes home special to them. Each spot showcases a different person’s story, and each of their stories illustrates how home is uniquely individual to everyone, yet universally core to our lives.

•	In February, we launched video walkthroughs on for-sale listings, providing home buyers with a new and more immersive way to envision themselves in a home. Video walkthroughs are short videos that give buyers more information about a home’s key features and special attributes than photos alone can provide.

•	In April, we launched Owner Dashboard, a new feature which gives home sellers a detailed view of how home buyers are interacting with their listing on Zillow. Sellers can see, in real time, the number of times their listing has been viewed or saved by potential home buyers, and how that activity compares to similar homes on the market.

•	In June, we launched an update to the Zestimate algorithm, improving accuracy across the country. The updated algorithm is expected to improve the national median error rate from 8% to 4.5% and improve accuracy in 96 of the 100 largest counties in the U.S.

•	In June, we announced the addition of a new feature called Renter Profile, whereby renters searching Zillow can get all of their pertinent information in front of a landlord or property manager faster and easier than ever before.

•	In August, we completed the acquisition of Bridge Interactive Group, LLC (“Bridge Interactive”). Bridge Interactive is a creator of broker and multiple listing service (MLS) back-office software that streamlines the listing management process. For additional information about the acquisition of Bridge Interactive, see Note 7 to our consolidated financial statements.

•	In August, we completed the sale of the Diverse Solutions business.

•	In October, we announced the launch of Premier Broker, a new platform designed to streamline the lead acquisition and management process with new tools and services.

•	In November, we launched video walkthroughs on rental listings, providing renters with a new and more immersive way to envision themselves in a rental home.

•	In December, we announced the closing of our private offering of $460.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”). We used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase a portion of the outstanding 2.75% Convertible Senior Notes due 2020 of Trulia, LLC (the “2020 Notes”) in privately negotiated transactions. In addition, we used approximately $36.6 million of the net proceeds from the issuance of the 2021 Notes to pay the cost of the capped call transactions with the initial purchaser of the 2021 Notes and two additional financial institutions (“Capped Call Confirmations”). For additional information regarding the 2021 Notes and the 2020 Notes, see Note 11 to our consolidated financial statements.

We have experienced significant revenue growth over the past three years. In 2014, 2015 and 2016 we focused on growing our marketplace revenue, which accounted for the majority of our revenue growth over that period. The increase in marketplace revenue resulted primarily from growth in our Premier Agent program. Our Premier Agent program represents the primary source of our revenue and is more predictable than our other revenue sources. As a greater proportion of our revenue has shifted to marketplace revenue with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

For the years ended December 31, 2016, 2015, and 2014, we generated revenue of $846.6 million, $644.7 million and $325.9 million, respectively, representing year-over-year growth of 31%, 98% and 65%, respectively. We believe achieving these levels of revenue growth was primarily the result of significant growth in the following areas:

•	Traffic to our owned and operated mobile applications and websites—indicated by the average number of monthly unique users for the three months ended December 31, 2016, 2015 and 2014 of 140.1, 123.7 and 76.7 million, respectively, representing year-over-year growth of 13%, 61% and 41%, respectively. The growth in traffic in 2015 was primarily due to the inclusion of Trulia after February 17, 2015. We continue to observe strong adoption of mobile devices and the internet by consumers seeking real estate information. As a result, we have invested, and expect to continue to invest, in innovating and expanding our offerings for mobile devices, optimizing for mobile web and launching more applications to extend our brand and products across additional mobile platforms.

•	Marketplace revenue—due primarily to growth in our Premier Agent program, for which we have generally experienced increases in the average monthly revenue per advertiser. Increases in the average monthly revenue per advertiser were primarily driven by an increase in impression inventory which led to an increase in sales to individual agent advertisers and agent advertiser teams looking to expand their presence on our platform, and in 2015, was also due to our February 2015 acquisition of Trulia. We are currently focused on growing revenue from high producing agent advertisers and agent advertiser teams, who we believe deliver better service to consumers. As we prioritize revenue growth from high producing agent advertisers and deemphasize increasing the overall number of agent advertisers, we expect the number of agent advertisers will decrease.

As of December 31, 2016, we had 2,776 full-time employees compared to 2,204 full-time employees as of December 31, 2015.

Unique Users

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we frequently review unique users as a key growth driver. Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered. Furthermore, our community of users improves the quality of our living database of homes with their contributions. We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow measures unique users with Google Analytics and Trulia measures unique users with Omniture analytical tools. Beginning on February 17, 2015, the reported monthly unique users reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia.

	Average Monthly Unique Users for the Three Months Ended December 31,				2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands)
Unique Users	140,141	123,658	76,713	*	13%	61%

*	For December 2014, the reported monthly unique user metric was estimated by Zillow based on historical trends by calculating the percentage change in monthly unique users from November 2013 to December 2013 and multiplying that percentage change by the reported November 2014 monthly unique users. Zillow transitioned to an upgraded version of the Google Analytics measurement service, Universal Analytics, in the month of December 2014, on both its mobile application and website platforms. As a result, we are not able to provide an accurate count of the monthly unique users as reported by the service for December 2014.

Basis of Presentation

Revenue

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the residential real estate and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two revenue categories are marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue for the year ended December 31, 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue. Marketplace revenue for the year ended December 31, 2015 also includes Market Leader revenue from February 17, 2015 through the date of divestiture of September 30, 2015.

Premier Agent revenue is derived from our Premier Agent program. Our Premier Agent program offers a suite of marketing and business technology products and services to help real estate agents achieve their advertising needs, while growing their businesses and personal brands. All Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms.

From 2012 through the end of the third quarter of 2016, we had primarily charged customers for our Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. With this pricing method, we recognized revenue related to our impression-based Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

In 2016, we began testing and implementation of a new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic—as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. This new auction-based pricing method complements our self-serve account interface, which we introduced to Premier Agents over the course of 2016. The interface includes account management tools that allow agent advertisers to independently control their budgets, impression buys, and the duration of their advertising commitment. We began testing this auction-based pricing method for our Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and leveraging increasing demand by real estate agents for access to home shoppers who use our mobile applications and websites. In the fourth quarter of 2016, we applied this method broadly to our existing agent advertisers. With this auction-based pricing method, we recognize revenue related to our dynamic impression-based Premier Agent product based on the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered. We are unable to predict whether this change to our pricing method will have a material impact on net sales, revenue, or other results of operations. In our history of building our real estate and other information marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms.

We continue to support some legacy Trulia Premier Agent products, which are primarily sold on a fixed fee subscription basis for periods that generally range from six months to 12 months, and include Trulia Seller Ads, which enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s products included in Premier Agent revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other marketing products and a suite of tools to real estate professionals. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our Long Form and Custom Quote cost per lead mortgage marketing products, generally participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Through Long Form, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals through Long Form or Custom Quotes. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia and was divested as of September 30, 2015.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites, continuing growth in traffic to our partner websites and mobile applications and migration of advertising spend online from traditional broadcast and print media.

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

General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for executive, finance, accounting, legal, human resources, recruiting and administrative support. General and administrative expenses also include legal settlement costs, legal, accounting and other third-party professional service fees and bad debt expense.

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

Loss (Gain) on Divestiture of Businesses. The gain on divestiture of business consists of the gain recognized in connection with our August 2016 sale of our Diverse Solutions business. The loss on divestiture of business consists of the loss recognized in connection with our September 2015 sale of the Market Leader business.

Loss on Debt Extinguishment

The loss on debt extinguishment relates to the partial repurchase of the 2020 Notes in December 2016.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest on the 2020 Notes we guaranteed in connection with our February 2015 acquisition of Trulia and interest on the 2021 Notes we issued in December 2016. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Interest is payable on the 2021 Notes at the rate of 2.00% semi-annually on June 1 and December 1 of each year.

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the years ended December 31, 2016, 2015 and 2014, we did not have a material amount of current taxable income. We have provided a full valuation allowance against our deferred tax assets as of December 31, 2016 and 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no material related tax liability or expense has been recorded in the financial statements. We have accumulated federal tax losses of approximately $893.3 million as of December 31, 2016, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $13.5 million (tax effected) as of December 31, 2016.

We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015 due to a deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$846,589	$644,677	$325,893
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	71,591	61,614	29,461
Sales and marketing (1)	380,919	307,089	169,462
Technology and development (1)	273,066	198,565	84,669
General and administrative (1)	313,695	170,445	65,503
Acquisition-related costs	1,423	16,576	21,493
Restructuring costs (1)	—	35,551	—
Loss (gain) on divestiture of businesses	(1,251)	4,368	—

Total costs and expenses	1,039,443	794,208	370,588

Loss from operations	(192,854)	(149,531)	(44,695)
Loss on debt extinguishment	(22,757)	—	—
Other income	2,711	1,501	1,085
Interest expense	(7,408)	(5,489)	—

Loss before income taxes	(220,308)	(153,519)	(43,610)
Income tax benefit (expense)	(130)	4,645	—

Net loss	$(220,438)	$(148,874)	$(43,610)

Net loss per share—basic and diluted	$(1.22)	$(0.88)	$(0.36)
Weighted-average shares outstanding—basic and diluted	180,149	169,767	120,027

Other Financial Data:
Adjusted EBITDA (unaudited) (3)	$14,826	$87,564	$49,766

(1) Includes share-based compensation as follows:
Cost of revenue	$5,923	$4,694	$1,844
Sales and marketing	23,320	25,391	7,320
Technology and development	31,466	26,849	11,681
General and administrative	46,209	48,280	13,240
Restructuring costs	—	14,859	—

Total	$106,918	$120,073	$34,085

(2) Amortization of website development costs and intangible assets included in technology and development	$84,951	$63,189	$29,487

(3)    See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP. Adjusted EBITDA for the year ended December 31, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

	Year Ended December 31,
	2016	2015	2014
Percentage of Revenue:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	10	9
Sales and marketing	45	48	52
Technology and development	32	31	26
General and administrative	37	26	20
Acquisition-related costs	0	3	7
Restructuring costs	0	6	0
Loss (gain) on divestiture of businesses	0	1	0

Total costs and expenses	123	123	114
Loss from operations	(23)	(23)	(14)
Loss on debt extinguishment	(3)	0	0
Other income	0	0	0
Interest expense	(1)	(1)	0

Loss before income taxes	(26)	(24)	(13)
Income tax benefit (expense)	0	1	0

Net loss	(26)%	(23)%	(13)%

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect the impairment of certain acquired intangible assets;

•	Adjusted EBITDA does not reflect income taxes;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect restructuring costs;

•	Adjusted EBITDA does not reflect the loss (gain) on divestiture of businesses;

•	Adjusted EBITDA does not reflect interest expense or other income;

•	Adjusted EBITDA does not reflect the loss on debt extinguishment; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(220,438)	$(148,874)	$(43,610)
Other income	(2,711)	(1,501)	(1,085)
Depreciation and amortization expense	100,590	75,386	35,624
Share-based compensation expense	106,918	105,214	34,085
Acquisition-related costs	1,423	16,576	21,493
Restructuring costs	—	35,551	—
Loss (gain) on divestiture of businesses	(1,251)	4,368	—
Interest expense	7,408	5,489	—
Loss on debt extinguishment	22,757	—	—
Impairment of certain acquired intangible assets	—	—	3,259
Income tax (benefit) expense	130	(4,645)	—

Adjusted EBITDA (1)	$14,826	$87,564	$49,766

(1)	Adjusted EBITDA for the year ended December 31, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

	Year Ended December 31,		2015 to 2016 % Change
	2016	2015
	(in thousands)
Revenue:
Marketplace revenue:
Premier Agent	$604,292	$446,921	35%
Other real estate	102,635	35,171	192%
Mortgages	71,133	44,263	61%
Market Leader	—	29,549	N/A

Total Marketplace revenue	778,060	555,904	40%
Display revenue	68,529	88,773	(23%)

Total revenue	$846,589	$644,677	31%

	Year Ended December 31,
	2016	2015
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	71%	69%
Other real estate	12	5
Mortgages	8	7
Market Leader	0	5

Total Marketplace revenue	92	86
Display revenue	8	14

Total revenue	100%	100%

Overall revenue increased by $201.9 million, or 31%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Marketplace revenue increased by 40%, and display revenue decreased by 23%.

Marketplace revenue grew to $778.1 million for the year ended December 31, 2016 from $555.9 million for the year ended December 31, 2015, an increase of $222.2 million. Marketplace revenue represented 92% of total revenue for the year ended December 31, 2016 compared to 86% of total revenue for the year ended December 31, 2015. The increase in marketplace revenue was primarily attributable to the $157.4 million increase in Premier Agent revenue, which was positively impacted by an increase in the number of average monthly unique users of our mobile applications and websites. There were approximately 140.1 million average monthly unique users of our mobile applications and websites for the three months ended December 31, 2016 compared to 123.7 million average monthly unique users for the three months ended December 31, 2015, representing year-over-year growth of 13%. This increase in unique users increased the number of impressions and clicks we could monetize in our Premier Agent marketplace.

Premier Agent revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers and to encourage low performing agent advertisers to join more successful agent advertiser teams, which we believe will promote a superior consumer experience. This strategic shift resulted in increased sales to individual agent advertisers and agent advertiser teams looking to expand their presence on our platform and consolidation of the number of agent advertisers. Average monthly revenue per advertiser increased by 18% to $571 for the year ended December 31, 2016 from $482 for the year ended December 31, 2015. We calculate our average monthly revenue per advertiser by dividing the revenue generated by our Premier Agent program in the period by the average number of agent advertisers in the period, divided again by the number of months in the period. The average number of agent advertisers is derived by calculating the average of the beginning and ending number of agent advertisers for the period. We define an agent advertiser as an individual real estate professional or team of professionals with an active advertising contract at the end of a period. There was a decrease in agent advertisers to 84,151 as of December 31, 2016 from 92,366 as of December 31, 2015, as we continued to encourage low performing agent advertisers to join more successful agent advertiser teams. We expect this decrease in agent advertisers will lower our selling costs over time. Beginning on February 17, 2015, the reported agent advertisers reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia.

As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we applied this method broadly to our existing agent advertisers. At this early stage, we are unable to determine how the new pricing method will impact Premier Agent revenue.

The increase in marketplace revenue was also attributable to growth in other real estate revenue, which increased by $67.5 million, or 192%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in other real estate revenue was primarily a result of a 124% increase in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead or lease that we monetize, and advertiser adoption of our cost per lead and cost per lease advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $26.9 million, or 61%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in mortgages revenue was primarily a result of a 153% increase in our average revenue per loan information request for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 29.9 million mortgage loan information requests submitted by consumers for the year ended December 31, 2016 compared to 46.8 million mortgage loan information requests submitted by consumers for the year ended December 31, 2015, a decrease of 36%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost-per-click to cost-per-lead, which also may have contributed to growth in mortgages revenue.

Display revenue was $68.5 million for the year ended December 31, 2016 compared to $88.8 million for the year ended December 31, 2015, a decrease of $20.2 million. Display revenue represented 8% of total revenue for the year ended December 31, 2016 compared to 14% of total revenue for the year ended December 31, 2015. The decrease in display revenue is primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

Cost of Revenue

Cost of revenue was $71.6 million for the year ended December 31, 2016 compared to $61.6 million for the year ended December 31, 2015, an increase of $10.0 million, or 16%. The increase in cost of revenue was primarily attributable to a $6.5 million increase in data center and connectivity costs, increased headcount-related expenses of $6.1 million, including share-based compensation expense, driven by growth in headcount, and a $3.6 million increase in credit card and ad serving fees, which were partially offset by a $4.2 million decrease in printing costs and costs to generate leads for customers related to the Market Leader business that we divested on September 30, 2015, a $1.3 million decrease in revenue share costs, and a $0.7 million decrease in multiple listing services fees. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

Sales and marketing expenses were $380.9 million for the year ended December 31, 2016 compared to $307.1 million for the year ended December 31, 2015, an increase of $73.8 million, or 24%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $45.9 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team.

In addition to the increase in headcount-related expenses, marketing and advertising expenses increased by $21.6 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives.

We also incurred a $3.6 million increase in tradeshow and conferences expense, including related travel costs, a $1.0 million increase in software and connectivity costs, a $0.9 million increase in depreciation expense, and a $0.8 million increase in various miscellaneous expenses.

We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

Technology and development expenses, which include research and development costs, were $273.1 million for the year ended December 31, 2016 compared to $198.6 million for the year ended December 31, 2015, an increase of $74.5 million, or 38%. Approximately $36.1 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $17.8 million of the increase related to an increase in amortization of website development costs and software. The increase in technology and development expenses was also attributable to a $9.2 million increase in other non-capitalizable data content expense, a $5.3 million increase in amortization of acquired intangible assets, a $2.5 million increase in loss on disposal of property and equipment, a $2.2 million increase in software, hardware and connectivity costs, a $2.0 million increase in depreciation expense, and a $0.7 million increase in various miscellaneous expenses, which were partially offset by a $1.3 million decrease in amortization of purchased content.

Amortization expense included in technology and development for capitalized website development costs and software was $41.7 million and $23.9 million, respectively, the year ended December 31, 2016 and 2015. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $38.7 million and $33.4 million, respectively, for the year ended December 31, 2016 and 2015. Other data content expense was $25.5 million and $16.2 million, respectively, for the year ended December 31, 2016 and 2015. Amortization expense included in technology and development for purchased data content intangible assets was $4.6 million and $5.9 million, respectively, for the year ended December 31, 2016 and 2015. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

General and administrative expenses were $313.7 million for the year ended December 31, 2016 compared to $170.4 million for the year ended December 31, 2015, an increase of $143.3 million, or 84%. The increase in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move, Inc. and certain other parties in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

The increase in general and administrative expenses was also a result of a $10.3 million increase in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, a $4.3 million increase in building lease-related expenses including rent, utilities and insurance, and a $0.4 million increase in various miscellaneous expenses, which were partially offset by a $1.7 million decrease in professional services fees. We expect general and administrative expenses to decrease in absolute dollars in the near term as compared to the year ended December 31, 2016 because general and administrative expenses in the year ended December 31, 2016 reflect the impact of the $130.0 million lawsuit settlement discussed above.

Acquisition-Related Costs

Acquisition-related costs were $1.4 million for the year ended December 31, 2016 as a result of our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive, including legal, accounting and tax fees. Acquisition-related costs were $16.6 million for the year ended December 31, 2015, primarily as a result of our February 2015 acquisition of Trulia, including investment banking, legal, accounting, tax, and regulatory filing fees.

Restructuring Costs

There were no restructuring costs for the year ended December 31, 2016. Restructuring costs for the year ended December 31, 2015 were $35.6 million. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan was a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan was complete.

Loss (Gain) on Divestiture of Businesses

The gain on divestiture of business was $1.3 million for the year ended December 31, 2016 and relates to the August 2016 sale of our Diverse Solutions business. The loss on divestiture of business was $4.4 million for the year ended December 31, 2015 and relates to the September 2015 sale of our Market Leader business.

Loss on Debt Extinguishment

The loss on debt extinguishment was $22.8 million for the year ended December 31, 2016 and relates to the partial repurchase of the 2020 Notes in December 2016.

Interest Expense

Interest expense was $7.4 million for the year ended December 31, 2016, compared to $5.5 million for the year ended December 31, 2015. The interest expense for each year primarily relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually.

On December 12, 2016, Zillow Group issued the 2021 Notes. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017. As a result of the issuance of the 2021 Notes, we expect that our interest expense will increase in future periods related to the contractual coupon interest and amortization of debt discount and debt issuance costs that will be recognized in interest expense.

For additional information regarding the 2020 Notes and the 2021 Notes, see Note 11 to our consolidated financial statements.

Income Taxes

During the years ended December 31, 2016 and 2015, we did not have a material amount of current taxable income. Therefore, no material tax liability or expense has been recorded in the consolidated financial statements for the years ended December 31, 2016 and 2015.

We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015 due to a deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

	Year Ended December 31,		2014 to 2015 % Change
	2015	2014
	(in thousands)
Revenue:
Marketplace revenue:
Premier Agent	$446,921	$224,248	99%
Other real estate	35,171	14,791	138%
Mortgages	44,263	28,203	57%
Market Leader	29,549	—	N/A

Total Marketplace revenue	555,904	267,242	108%
Display revenue	88,773	58,651	51%

Total revenue	$644,677	$325,893	98%

	Year Ended December 31,
	2015	2014
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	69%	69%
Other real estate	5	5
Mortgages	7	9
Market Leader	5	0

Total Marketplace revenue	86	82
Display revenue	14	18

Total revenue	100%	100%

Overall revenue increased by $318.8 million, or 98%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Marketplace revenue increased by 108%, and display revenue increased by 51%.

Marketplace revenue grew to $555.9 million for the year ended December 31, 2015 from $267.2 million for the year ended December 31, 2014, an increase of $288.7 million. Marketplace revenue represented 86% of total revenue for the year ended December 31, 2015 compared to 82% of total revenue for the year ended December 31, 2014. The increase in marketplace revenue was primarily attributable to the $222.7 million increase in Premier Agent revenue, which, in turn, was primarily attributable to our February 2015 acquisition of Trulia. The inclusion of Trulia agent advertisers contributed to growth in the number of agent advertisers to 92,366 as of December 31, 2015 from 62,305 as of December 31, 2014, representing growth of 48%. Premier Agent revenue was also positively impacted by a strategic shift to focus efforts by our sales team on high-performing agent advertisers. This strategic shift resulted in increased sales to agent advertisers looking to expand their presence on our platform. Average monthly revenue per advertiser increased by 43% to $482 for the year ended December 31, 2015 from $338 for the year ended December 31, 2014. The increase in average monthly revenue per advertiser was primarily driven by an increase in impression inventory, which led to an increase in sales to existing agent advertisers looking to expand their presence on our platform, and was also due to our February 2015 acquisition of Trulia.

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

General and Administrative

General and administrative expenses were $170.4 million for the year ended December 31, 2015 compared to $65.5 million for the year ended December 31, 2014, an increase of $104.9 million, or 160%. The increase in general and administrative expenses was primarily a result of a $49.2 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, and increases in compensation, and a $35.4 million increase in professional services fees, including legal fees incurred in connection with the legal proceedings. For the year ended December 31, 2015, we incurred $27.1 million in legal costs related to our litigation with Move, Inc.

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

Acquisition-Related Costs

Acquisition-related costs were $16.6 million for the year ended December 31, 2015 as a result of our February 2015 acquisition of Trulia and our August 2015 acquisition of DotLoop, Inc., including legal, accounting and tax fees. Acquisition-related costs were $21.5 million for the year ended December 31, 2014 as a result of our acquisition of Trulia.

Restructuring Costs

Restructuring costs were $35.6 million for the year ended December 31, 2015. On February 17, 2015, in connection with the February 2015 acquisition of Trulia, Zillow Group undertook a restructuring plan that resulted in a total workforce reduction of nearly 350 employees, primarily to eliminate overlapping positions in the sales and marketing functions related to Trulia’s workforce at its Bellevue, Denver, New York and San Francisco locations. The restructuring plan was a result of the integration of Trulia’s business and operations with and into Zillow Group’s business. Employees directly affected by the restructuring plan were provided with severance payments, stock vesting acceleration and outplacement assistance. As of December 31, 2015, the restructuring plan was substantially complete.

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

Interest Expense

Interest expense was $5.5 million for the year ended December 31, 2015. The interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually. For additional information regarding the 2020 Notes, see Note 11 to our consolidated financial statements.

Income Taxes

During the years ended December 31, 2015 and 2014, we did not have a material amount of current reportable taxable income. Therefore, no tax liability or expense has been recorded in the consolidated financial statements for the years ended December 31, 2015 and 2014.

We recorded an income tax benefit of approximately $4.6 million for the year ended December 31, 2015 primarily due to the deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full valuation allowance.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data for each of the periods presented below. In the opinion of management, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The results of historical periods are not necessarily indicative of the results of operations of any future period. You should read the data together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We have included Trulia, Inc. in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. We have given retroactive effect to prior period share and per share amounts in our consolidated statements of operations for the August 2015 Class C Stock Split so that prior periods are comparable to current period presentation (see Note 13 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Class C Stock Split).

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$227,612	$224,592	$208,403	$185,982	$169,370	$176,765	$171,269	$127,273
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	19,665	18,254	17,220	16,452	15,105	16,453	17,037	13,019
Sales and marketing (1)	90,109	92,794	99,256	98,760	77,817	82,044	87,942	59,286
Technology and development (1)	72,057	69,171	67,421	64,417	55,782	53,718	51,740	37,325
General and administrative (1)	42,536	37,690	179,632	53,837	45,939	42,672	43,810	38,024
Acquisition-related costs	533	93	204	593	432	1,988	1,679	12,477
Restructuring costs (1)	—	—	—	—	409	3,425	6,652	25,065
Loss (gain) on divestiture of businesses	—	(1,251)	—	—	225	4,143	—	—

Total costs and expenses	224,900	216,751	363,733	234,059	195,709	204,443	208,860	185,196

Income (loss) from operations	2,712	7,841	(155,330)	(48,077)	(26,339)	(27,678)	(37,591)	(57,923)
Loss on debt extinguishment	(22,757)	—	—	—	—	—	—	—
Other income	716	561	753	681	416	366	450	269
Interest expense	(2,668)	(1,595)	(1,572)	(1,573)	(1,589)	(1,590)	(1,580)	(730)

Income (loss) before income taxes	(21,997)	6,807	(156,149)	(48,969)	(27,512)	(28,902)	(38,721)	(58,384)
Income tax benefit (expense)	(1,494)	—	—	1,364	1,792	2,853	—	—

Net income (loss)	$(23,491)	$6,807	$(156,149)	$(47,605)	$(25,720)	$(26,049)	$(38,721)	$(58,384)

Net income (loss) per share—basic and diluted	$(0.13)	$0.04	$(0.87)	$(0.27)	$(0.14)	$(0.15)	$(0.22)	$(0.40)
Weighted-average shares outstanding—basic	181,852	180,583	179,451	178,686	178,020	177,098	176,142	147,390
Weighted-average shares outstanding—diluted	181,852	189,661	179,451	178,686	178,020	177,098	176,142	147,390
Other Financial Data:
Adjusted EBITDA (3)	$54,749	$59,463	$(101,260)	$1,874	$20,394	$29,477	$21,039	$16,654

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,553	$1,524	$1,627	$1,219	$1,254	$1,378	$1,110	$952
Sales and marketing	5,754	5,968	6,395	5,203	4,952	7,446	8,784	4,209
Technology and development	8,306	8,035	8,366	6,759	6,436	7,642	7,005	5,766
General and administrative	10,153	11,758	11,928	12,370	11,670	11,549	12,981	12,080
Restructuring costs	—	—	—	—	(204)	1,059	3,584	10,420

Total	$25,766	$27,285	$28,316	$25,551	$24,108	$29,074	$33,464	$33,427

(2) Amortization of website development costs and intangible assets included in technology and development	$22,130	$21,917	$20,845	$20,059	$17,885	$16,405	$17,117	$11,782

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA for the three months ended June 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
Revenue:
Marketplace revenue:
Premier Agent	$164,335	$158,322	$147,106	$134,529	$124,396	$119,448	$115,185	$87,892
Other real estate	29,788	28,799	26,070	17,978	12,164	10,214	7,373	5,420
Mortgages	16,512	19,775	18,392	16,454	11,688	12,624	10,393	9,558
Market Leader	—	—	—	—	5	10,957	12,530	6,057

Total Marketplace revenue	210,635	206,896	191,568	168,961	148,253	153,243	145,481	108,927
Display revenue	16,977	17,696	16,835	17,021	21,117	23,522	25,788	18,346

Total revenue	$227,612	$224,592	$208,403	$185,982	$169,370	$176,765	$171,269	$127,273

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Percentage of Revenue:
Marketplace revenue:
Premier Agent	72%	70%	71%	72%	73%	68%	67%	69%
Other real estate	13	13	13	10	7	6	4	4
Mortgages	7	9	9	9	7	7	6	8
Market Leader	0	0	0	0	0	6	7	5

Total Marketplace revenue	93	92	92	91	88	87	85	86
Display revenue	7	8	8	9	12	13	15	14

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Total revenue increased sequentially in all quarters presented with the exception of the three months ended December 31, 2015. The decrease in revenue in the three months ended December 31, 2015 is primarily due to the impact of the divestiture of the Market Leader business in September 2015, as there is de minimis revenue recorded related to the Market Leader business during the three months ended December 31, 2015. In general, the strong increase in consumer adoption of our mobile applications and websites in the years ended December 31, 2016 and December 31, 2015 was reflected in the significant growth in unique users, which resulted in increased impression inventory, leads, and graphical display impressions we could monetize through our advertising products. The composition of revenue continues to shift from display revenue to marketplace revenue, as we continue to dedicate more of our advertising placements on search, map and home detail pages to our information marketplace products, which provide consumers with services that are directly relevant to home-related searches. As a greater proportion of our revenue has shifted to marketplace revenue, with a corresponding lesser proportion of revenue being display revenue, we believe we are experiencing less quarterly seasonality in our business as compared to prior periods.

The following table presents our average monthly revenue per advertiser for the periods presented:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Average monthly revenue per advertiser	$632	$585	$536	$487	$438	$402	$375	$354

Average monthly revenue per advertiser increased sequentially during each of the quarterly periods presented in the table above. In each of the periods, we believe the increase in average monthly revenue per advertiser was primarily driven by a strategic shift to focus efforts by our sales team on high-performing agent advertisers, and an increase in impression inventory, which led to an increase in sales to individual agent advertisers and agent advertiser teams looking to expand their presence on our platform, as well as consolidation of the number of agent advertisers into agent advertiser teams.

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this Annual Report on Form 10-K and how we use Adjusted EBITDA.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(23,491)	$6,807	$(156,149)	$(47,605)	$(25,720)	$(26,049)	$(38,721)	$(58,384)
Other income	(716)	(561)	(753)	(681)	(416)	(366)	(450)	(269)
Depreciation and amortization expense	25,738	25,495	25,550	23,807	21,355	19,584	20,419	14,028
Share-based compensation expense	25,766	27,285	28,316	25,551	24,312	28,015	29,880	23,007
Acquisition-related costs	533	93	204	593	432	1,988	1,679	12,477
Restructuring costs	—	—	—	—	409	3,425	6,652	25,065
Loss (gain) on divestiture of businesses	—	(1,251)	—	—	225	4,143	—	—
Interest expense	2,668	1,595	1,572	1,573	1,589	1,590	1,580	730
Loss on debt extinguishment	22,757	—	—	—	—	—	—	—
Income tax (benefit) expense	1,494	—	—	(1,364)	(1,792)	(2,853)	—	—

Adjusted EBITDA (1)	$54,749	$59,463	$(101,260)	$1,874	$20,394	$29,477	$21,039	$16,654

(1)	Adjusted EBITDA for the three months ended June 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Unique Users

The following tables set forth our unique users for each of the periods presented below. Refer to “Unique Users” above in this Item 7 for information about how we measure unique users. The average number of unique users has historically peaked during the three months ended June 30 or September 30, consistent with seasonal variances of home sales which generally peak in the spring and summer months. Because the number of unique users may impact impression inventory, leads to real estate professionals, and graphical display inventory which we monetize, this variance in the average number of unique users may result in seasonality of revenue.

	Average for the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
Unique Users	140,141	164,526	168,700	156,166	123,658	142,121	140,959	109,912

Liquidity and Capital Resources

As of December 31, 2016 and December 31, 2015, we had cash, cash equivalents, restricted cash, and investments of $507.5 million and $523.3 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Investments as of December 31, 2016 and December 31, 2015 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

On February 17, 2015, we acquired Trulia in a stock-for-stock transaction. The total purchase price of Trulia was approximately $2.0 billion. We have included Trulia’s results of operations prospectively after February 17, 2015, the date of acquisition. Our February 2015 acquisition of Trulia had a significant impact on our liquidity, financial position and results of operations. Trulia contributes to revenue, but we also incurred significant acquisition-related and other expenses, primarily in 2014 and 2015.

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

In December 2016, the Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes discussed below to repurchase $219.9 million aggregate principal of the 2020 Notes in privately negotiated transactions. The repurchase of the 2020 Notes was accounted for as a debt extinguishment, and the consideration transferred was allocated between the liability and equity components by determining the intrinsic value of the conversion option immediately prior to the debt extinguishment and allocating that portion of the repurchase price to additional paid-in capital for $127.6 million with the residual repurchase price allocated to the liability component. The repurchase of $219.9 million aggregate principal of the 2020 Notes resulted in the recognition of a $22.8 million loss on debt extinguishment for the year ended December 31, 2016.

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

The 2020 Notes are redeemable, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

For additional information regarding the 2020 Notes, see Note 11 to our consolidated financial statements.

In February 2016, we completed the acquisition of Naked Apartments. The total purchase price for the acquisition of Naked Apartments was approximately $13.2 million, which was primarily paid in cash. A substantial majority of the purchase price for Naked Apartments has been allocated to goodwill and intangible assets.

In June 2016, we settled a lawsuit with Move, Inc. and certain other parties whereby the Company paid $130.0 million in connection with a release of all claims. For additional information about the settlement of this lawsuit, please refer to Part I, Item 3.

In October 2016, we purchased a 10% equity interest in a variable interest entity within the real estate industry for $10.0 million. For additional information regarding the equity interest, see Note 17 to our consolidated financial statements.

In December 2016, Zillow Group issued $460.0 million aggregate principal amount of 2021 Notes, which amount includes the exercise in full of the $60.0 million over-allotment option, to Citigroup Global Markets Inc. as the initial purchaser of the 2021 Notes in a private offering to the initial purchaser in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for resale to qualified institutional buyers as defined in, and pursuant to, Rule 144A under the Securities Act. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Company incurred transaction costs of approximately $12.2 million related to the issuance of the 2021 Notes, including approximately $11.5 million in fees to the initial purchaser, which amount was paid out of the gross proceeds from the note offering.

The net proceeds from the issuance of the 2021 Notes were approximately $447.8 million, after deducting fees and expenses. The Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase a portion of the outstanding 2020 Notes in privately negotiated transactions. In addition, the Company used approximately $36.6 million of the net proceeds from the issuance of the 2021 Notes to pay the cost of Capped Call Confirmations as discussed further below. The Company intends to use the remainder of the net proceeds for general corporate purposes.

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

We may not redeem the 2021 Notes prior to December 6, 2019. We may redeem the 2021 Notes for cash, at our option, in whole or in part on or after December 6, 2019, if the last reported sale price per share of our Class C capital stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

For additional information regarding the 2021 Notes, see Note 11 to our consolidated financial statements.

The following table presents selected cash flow data for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$8,645	$22,659	$45,519
Net cash provided by (used in) investing activities	(65,719)	64,441	(145,437)
Net cash provided by financing activities	71,528	16,273	23,923

Net Cash Provided By Operating Activities

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

For the year ended December 31, 2016, net cash provided by operating activities was $8.6 million. This was driven by a net loss of $220.4 million, including the impact of the settlement of a lawsuit for $130.0 million in June 2016, adjusted by share-based compensation expense of $106.9 million, depreciation and amortization expense of $100.6 million, a loss on debt extinguishment of $22.8 million, a loss on disposal of property and equipment of $3.7 million, an increase in bad debt expense of $2.7 million, an increase in the balance of deferred rent of $1.7 million, amortization of bond premium of $1.5 million, a $1.4 million gain on the divestiture of a business, a $1.4 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our February 2016 acquisition of Naked Apartments, and amortization of the discount and issuance costs on the 2021 Notes of $0.9 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $8.9 million. The decrease in operating assets and liabilities is primarily due to a $13.3 million decrease in accounts receivable driven by the timing of payments received, a $13.3 million decrease in prepaid expenses and other assets driven by the timing of payments made, and a $12.5 million increase in accrued compensation and benefits due primarily to an increase in sales commissions driven by increased sales as well as the timing of payroll.

For the year ended December 31, 2015, net cash provided by operating activities was $22.7 million. This was driven by a net loss of $148.9 million, adjusted by share-based compensation expense of $105.2 million, depreciation and amortization expense of $75.4 million, non-cash restructuring costs of $19.0 million, a $3.9 million non-cash loss on divestiture of businesses, net, bad debt expense of $3.2 million, a $2.9 million non-cash change in the valuation allowance related to a deferred tax liability generated in connection with our acquisition of DotLoop, Inc., an increase in the balance of deferred rent of $2.6 million, amortization of bond premium of $2.5 million, and a loss on disposal of property and equipment of $1.4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $38.8 million.

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

Net Cash Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, the purchase of a cost method investment, net cash acquired or cash paid in connection with acquisitions, and proceeds from divestitures of businesses.

For the year ended December 31, 2016, net cash used in investing activities was $65.7 million. This was primarily the result of $71.7 million of purchases for property and equipment and intangible assets, $16.3 million paid in connection with our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive, $10.0 million related to the purchase of a cost method investment, partially offset by $27.2 million of net maturities and sales of investments, $3.2 million in proceeds from the divestiture of a business and a $2.0 million decrease in restricted cash.

For the year ended December 31, 2015, net cash provided by investing activities was $64.4 million. This was primarily the result of $173.4 million of net cash acquired in connection with our February 2015 acquisition of Trulia, $36.0 million of net proceeds from maturities and sales of investments, and $23.4 million in proceeds from the divestiture of businesses, partially offset by $104.2 million paid in connection with our acquisition of DotLoop, Inc., $68.1 million of purchases for property and equipment and intangible assets and a $3.9 million decrease in restricted cash.

For the year ended December 31, 2014, net cash used in investing activities was $145.4 million. This was the result of $97.7 million of net purchases of investments, $44.2 million of purchases for property and equipment and intangible assets, and $3.5 million paid in connection with an acquisition.

The increases in capital expenditures and intangible assets during all three periods reflect our continued investments in support of business growth. We expect to continue to make significant investments in our business to provide for the continued innovation in our products and services in 2017 and thereafter.

Net Cash Provided By Financing Activities

Net cash provided by financing activities has, in the past, primarily resulted from the exercise of employee option awards and equity awards withheld for tax liabilities, and for the year ended December 31, 2016, also include proceeds from the issuance of the 2021 Notes, premiums paid for Capped Call Confirmations, and cash paid for the partial repurchase of the 2020 Notes.

The proceeds from the issuance of the 2021 Notes, net of issuance costs, were $447.8 million for the year ended December 31, 2016. The Company also paid approximately $36.6 million in premiums for certain Capped Call Confirmations in December 2016. The Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase $219.9 million aggregate principal of the 2020 Notes in privately negotiated transactions. The proceeds from the exercise of option awards for the year ended December 31, 2016 were $31.2 million. In addition, for the year ended December 31, 2016, approximately $0.6 million of equity awards were withheld for tax liabilities.

The proceeds from the exercise of option awards for the year ended December 31, 2015 were $24.4 million. In addition, for the year ended December 31, 2015, approximately $8.2 million of equity awards were withheld for tax liabilities.

For the year ended December 31, 2014, our financing activities resulted entirely from the exercise of employee option awards. The proceeds from the issuance of Class A common stock from the exercise of option awards for the year ended December 31, 2014 were $23.9 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.6 million as of December 31, 2016 and $3.4 million as of December 31, 2015. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 16 to our consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2016:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
2021 Notes (1)	$460,000	$—	$—	$460,000	$—
Interest on 2021 Notes (2)	147,984	27,178	58,614	62,192	—
2020 Notes (3)	10,137	—	—	10,137	—
Interest on 2020 Notes (4)	1,116	279	558	279	—
Operating lease obligations (5)	171,461	22,122	45,905	45,654	57,780
Purchase obligations (6)	120,341	34,841	66,250	19,250	—

Total contractual obligations	$911,039	$84,420	$171,327	$597,512	$57,780

(1)	The aggregate principal amount of the 2021 Notes is due on December 1, 2021 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2021 Notes is 2.00%.
(3)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(4)	The stated interest rate on the 2020 Notes is 2.75%.
(5)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 16 to our consolidated financial statements.
(6)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 16 to our consolidated financial statements.

As of December 31, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.6 million and $3.4 million, respectively, as of December 31, 2016 and 2015.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations and goodwill, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Marketplace Revenue. Marketplace revenue for the year ended December 31, 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Premier Agent revenue is derived from our Premier Agent program. Our Premier Agent program offers a suite of marketing and business technology products and services to help real estate agents achieve their advertising needs, while growing their businesses and personal brands. All Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms.

From 2012 through the end of the third quarter of 2016, we had primarily charged customers for our Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. With this pricing method, we recognized revenue related to our impression-based Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

In 2016, we began testing and implementation of a new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic—as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. This new auction-based pricing method complements our self-serve account interface, which we introduced to Premier Agents over the course of 2016. The interface includes account management tools that allow agent advertisers to independently control their budgets, impression buys, and the duration of their advertising commitment. We began testing this auction-based pricing method for our Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and leveraging increasing demand by real estate agents for access to home shoppers who use our mobile applications and websites. In the fourth quarter of 2016, we applied this method broadly to our existing agent advertisers. With this auction-based pricing method, we recognize revenue related to our dynamic impression-based Premier Agent product based on the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered. We are unable to predict whether this change to our pricing method will have a material impact on net sales, revenue, or other results of operations. In our history of building our real estate and other marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms.

We continue to support some legacy Trulia Premier Agent products, which are primarily sold on a fixed fee subscription basis for periods that generally range from six months to 12 months, and include Trulia Seller Ads, which enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s products included in Premier Agent revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other marketing products and a suite of tools to real estate professionals. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage related software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our Long Form and Custom Quote cost per lead mortgage marketing products, generally participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Through Long Form, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals through Long Form or when users contact mortgage professionals for more information regarding a mortgage loan quote in Custom Quotes. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia and was divested as of September 30, 2015.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites, continuing growth in traffic to our partner websites and mobile applications and migration of advertising spend online from traditional broadcast and print media.

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

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the option awards’ vesting period. For restricted stock awards, restricted stock units and restricted units, we use the market value of our Class A common stock and Class C capital stock, as applicable, on the date of grant to determine the fair value of the award, and we recognize compensation expense on a straight-line basis over the awards’ vesting period.

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

Volatility. The expected volatility for our Class A common stock and Class C capital stock is estimated using our historical volatility.

Expected term. The weighted-average expected life of the option awards is estimated based on our historical exercise data.

Forfeiture rate. We record share-based compensation expense net of estimated forfeitures. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in share-based compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our share-based compensation expense calculations on a prospective basis. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. As we continue to accumulate additional data related to our Class A common stock and Class C capital stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future share-based compensation expense. In future periods, we expect our share-based compensation expense to increase as a result of our existing, unrecognized share-based compensation that will be recognized as the awards vest, and as we grant additional share-based awards to attract and retain employees.

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

Since inception, we have incurred annual operating losses, and accordingly, we have generally not recorded a provision for income taxes. We generally do not expect any significant changes in the amount of our income tax provision until we are no longer incurring operating losses.

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

For our most recent impairment assessment performed as of October 1, 2016, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, and therefore, the first and second steps of the goodwill impairment test were unnecessary. In evaluating whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we considered macroeconomic conditions, industry and market considerations, cost factors, our overall financial performance, other relevant entity-specific events, potential events affecting our reporting unit, and changes in the market price of our common stock. The primary qualitative factors we considered in our analysis as of October 1, 2016 were our overall financial performance, including our revenue growth and positive cash flows, and a market capitalization that is well in excess of the book value of our common stock.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We expect to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In December 2016, the FASB issued amendments to address various technical corrections and improvements. Most of the amendments are effective upon issuance, while six of the amendments require transition guidance. The amendments applicable to our business have been adopted for the year ended December 31, 2016. The adoption of these amendments did not have a material impact on our financial position, results of operations or cash flows.

In December 2016, the FASB issued guidance to narrow the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We expect to adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. We expect to adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our statements of cash flows.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. We adopted this guidance in the interim period ending on September 30, 2016. The adoption of this guidance did not have any impact on our statement of cash flows. In connection with the December 2016 partial repurchase of the 2020 Notes, payments related to the debt extinguishment costs have been classified as a cash outflow for financing activities.

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This standard requires the use of an expected loss impairment model for instruments measured at amortized cost. For available-for-sale debt securities, an entity is required to recognize an allowance for credit losses rather than as a write-down. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We expect to adopt this guidance on January 1, 2020. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on contingent put and call options in debt instruments. This standard clarifies that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence and does not require an entity to separately assess whether the contingency itself is indexed only to interest rates or the credit risk of the entity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The adoption of this guidance requires a modified retrospective transition method. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2017 using the modified retrospective approach through a cumulative-effect adjustment to beginning accumulated deficit, and we have elected to account for forfeitures as they occur beginning on January 1, 2017. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We anticipate this standard will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on our results of operations or cash flows, if any.

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

In April 2015, the FASB issued guidance related to the presentation of debt issuance costs. This standard requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset. We adopted this guidance on January 1, 2016. The adoption of this guidance impacted our presentation of the debt issuance costs associated with our Convertible Senior Notes due in 2021 issued in December 2016. For additional information regarding the Convertible Senior Notes due in 2021, see Note 11 to our consolidated financial statements.

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

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We adopted this guidance for the year ended December 31, 2016. The adoption of this guidance has not had any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We currently plan to adopt this guidance using the modified retrospective transition approach, which would result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying this standard to contracts in process as of the adoption date. Under this approach, we would not restate the prior financial statements presented. This guidance requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. While we continue to assess all potential impacts of this new standard, we currently expect a significant impact related to the accounting for the cost of sales commissions. Under this new guidance, the cost of sales commissions will be recorded as an asset and recognized as an operating expense over the period that we expect to recover the costs. Currently we expense the cost of sales commissions as incurred. We continue to assess the impact the adoption of this guidance will have on our financial position, results of operations and cash flows.

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

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.

As of December 31, 2016, we have outstanding $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”). The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. As of December 31, 2016, we also have outstanding $10.1 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year. Since the 2020 Notes and 2021 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair values of the 2020 Notes and 2021 Notes change primarily when the market price of our stock fluctuates or interest rates change.

For these reasons, we do not expect our results of operations or cash flows would be materially affected by a sudden change in market interest rates.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow Group, Inc.

We have audited the accompanying consolidated balance sheets of Zillow Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zillow Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zillow Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 7, 2017

ZILLOW GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$243,592	$229,138
Short-term investments	262,870	291,151
Accounts receivable, net of allowance for doubtful accounts of $1,337 and $3,378 at December 31, 2016 and 2015, respectively	40,527	29,789
Prepaid expenses and other current assets	34,817	24,016

Total current assets	581,806	574,094
Restricted cash	1,053	3,015
Property and equipment, net	98,288	85,523
Goodwill	1,923,480	1,909,167
Intangible assets, net	527,464	558,881
Other assets	17,586	5,020

Total assets	$3,149,677	$3,135,700

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,257	$3,361
Accrued expenses and other current liabilities	38,427	43,047
Accrued compensation and benefits	24,057	11,392
Deferred revenue	29,154	21,450
Deferred rent, current portion	1,347	1,172

Total current liabilities	97,242	80,422
Deferred rent, net of current portion	15,298	13,743
Long-term debt	367,404	230,000
Deferred tax liabilities and other long-term liabilities	136,146	132,482

Total liabilities	616,090	456,647
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of December 31, 2016 and 2015; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized as of December 31, 2016 and 2015; 54,402,809 and 53,299,111 shares issued and outstanding as of December 31, 2016 and 2015, respectively	5	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2016 and 2015; 6,217,447 shares issued and outstanding as of December 31, 2016 and 2015	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of December 31, 2016 and 2015; 121,838,462 and 118,958,359 shares issued and outstanding as of December 31, 2016 and 2015, respectively	12	12
Additional paid-in capital	3,030,854	2,956,111
Accumulated other comprehensive loss	(242)	(471)
Accumulated deficit	(497,043)	(276,605)

Total shareholders’ equity	2,533,587	2,679,053

Total liabilities and shareholders’ equity	$3,149,677	$3,135,700

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$846,589	$644,677	$325,893
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	71,591	61,614	29,461
Sales and marketing	380,919	307,089	169,462
Technology and development	273,066	198,565	84,669
General and administrative	313,695	170,445	65,503
Acquisition-related costs	1,423	16,576	21,493
Restructuring costs	—	35,551	—
Loss (gain) on divestiture of businesses	(1,251)	4,368	—

Total costs and expenses	1,039,443	794,208	370,588

Loss from operations	(192,854)	(149,531)	(44,695)
Loss on debt extinguishment	(22,757)	—	—
Other income	2,711	1,501	1,085
Interest expense	(7,408)	(5,489)	—

Loss before income taxes	(220,308)	(153,519)	(43,610)
Income tax benefit (expense)	(130)	4,645	—

Net loss	$(220,438)	$(148,874)	$(43,610)

Net loss per share—basic and diluted	$(1.22)	$(0.88)	$(0.36)
Weighted-average shares outstanding—basic and diluted	180,149	169,767	120,027
(1) Amortization of website development costs and intangible assets included in technology and development	$84,951	$63,189	$29,487

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(220,438)	$(148,874)	$(43,610)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	210	(448)	—
Reclassification adjustment for net gains (losses) from investments included in net loss	19	(23)	—

Net unrealized gains (losses) on investments	229	(471)	—

Total other comprehensive income (loss)	229	(471)	—

Comprehensive loss	$(220,209)	$(149,345)	$(43,610)

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	118,208,898	$12	$651,905	$(84,121)	$—	$567,796
Issuance of common and capital stock upon exercise of stock options	3,970,527	—	23,923	—	—	23,923
Issuance of common and capital stock related to vesting of restricted stock units	208,095	—	—	—	—	—
Share-based compensation expense	—	—	40,670	—	—	40,670
Net loss	—	—	—	(43,610)	—	(43,610)

Balance at December 31, 2014	122,387,520	12	716,498	(127,731)	—	588,779
Issuance of common and capital stock in connection with an acquisition	51,779,112	5	1,883,723	—	—	1,883,728
Equity award vesting acceleration in connection with restructuring	—	—	14,859	—	—	14,859
Fair value of equity awards assumed in connection with acquisitions	—	—	82,840	—	—	82,840
Debt premium recorded in additional paid-in capital in connection with an acquisition	—	—	126,386	—	—	126,386
Issuance of common and capital stock upon exercise of stock options	2,732,767	1	24,422	—	—	24,423
Vesting of restricted stock units	1,899,531	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(324,013)	—	(8,150)	—	—	(8,150)
Share-based compensation expense	—	—	115,533	—	—	115,533
Net loss	—	—	—	(148,874)	—	(148,874)
Other comprehensive loss	—	—	—	—	(471)	(471)

Balance at December 31, 2015	178,474,917	18	2,956,111	(276,605)	(471)	2,679,053
Issuance of common and capital stock upon exercise of stock options	2,518,172	—	31,211	—	—	31,211
Vesting of restricted stock units	1,487,263	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(21,634)	—	(616)	—	—	(616)
Share-based compensation expense	—	—	116,979	—	—	116,979
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 2020 Notes	—	—	(127,615)	—	—	(127,615)
Equity component of issuance of 2021 Notes, net of issuance costs of $2,494	—	—	91,400	—	—	91,400
Premiums paid for Capped Call Confirmations	—	—	(36,616)	—	—	(36,616)
Net loss	—	—	—	(220,438)	—	(220,438)
Other comprehensive income	—	—	—	—	229	229

Balance at December 31, 2016	182,458,718	$18	$3,030,854	$(497,043)	$(242)	$2,533,587

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(220,438)	$(148,874)	$(43,610)
Adjustments to reconcile net loss to net cash provided by operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	100,590	75,386	35,624
Share-based compensation expense	106,918	105,214	34,085
Loss on debt extinguishment	22,757	—	—
Amortization of discount and issuance costs on 2021 Notes	883	—	—
Restructuring costs	—	19,001	—
Release of valuation allowance on certain deferred tax assets	(1,370)	(2,853)	—
Loss on disposal of property and equipment	3,689	1,384	505
Loss (gain) on divestiture of businesses, net	(1,360)	3,899	—
Bad debt expense	2,681	3,235	2,529
Deferred rent	1,730	2,553	4,415
Amortization of bond premium	1,489	2,487	3,506
Impairment of certain acquired intangible assets	—	—	3,259
Changes in operating assets and liabilities:
Accounts receivable	(13,324)	(1,051)	(5,979)
Prepaid expenses and other assets	(13,260)	(761)	(5,084)
Accounts payable	856	(11,158)	4,634
Accrued expenses and other current liabilities	(5,065)	(18,384)	6,282
Accrued compensation and benefits	12,463	(4,020)	2,295
Deferred revenue	7,794	(2,434)	3,058
Other long-term liabilities	1,612	(965)	—

Net cash provided by operating activities	8,645	22,659	45,519

Investing activities
Proceeds from maturities of investments	197,407	335,443	174,949
Purchases of investments	(175,210)	(307,658)	(272,644)
Proceeds from sales of investments	4,963	8,260	—
Decrease in restricted cash, net of amounts assumed in connection with an acquisition	1,962	3,931	—
Purchases of property and equipment	(62,060)	(52,685)	(31,515)
Purchases of intangible assets	(9,662)	(15,423)	(12,727)
Purchase of cost method investment	(10,000)	—	—
Proceeds from divestiture of businesses	3,200	23,359	—
Cash acquired in acquisition, net	—	173,406	—
Cash paid for acquisitions, net	(16,319)	(104,192)	(3,500)

Net cash provided by (used in) investing activities	(65,719)	64,441	(145,437)

Financing activities
Proceeds from issuance of 2021 Notes, net of issuance costs	447,784	—	—
Premiums paid for Capped Call Confirmations	(36,616)	—	—
Partial repurchase of 2020 Notes	(370,235)	—	—
Proceeds from exercise of stock options	31,211	24,423	23,923
Value of equity awards withheld for tax liability	(616)	(8,150)	—

Net cash provided by financing activities	71,528	16,273	23,923
Net increase (decrease) in cash and cash equivalents during period	14,454	103,373	(75,995)
Cash and cash equivalents at beginning of period	229,138	125,765	201,760

Cash and cash equivalents at end of period	$243,592	$229,138	$125,765

Supplemental disclosures of cash flow information
Cash paid for interest	$6,325	$6,325	$—
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$—	$1,883,728	$—
Capitalized share-based compensation	$10,061	$10,319	$6,585
Write-off of fully depreciated property and equipment	$14,564	$26,242	$4,749
Write-off of fully amortized intangible assets	$9,293	$—	$—

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads and Naked Apartments. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and Retsly. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Effective February 17, 2015, Zillow Group acquired Trulia, and each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. For financial reporting and accounting purposes, Zillow was the acquirer of Trulia. The results presented in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements reflect those of Zillow prior to the completion of the acquisition of Trulia on February 17, 2015, and Trulia’s results of operations have been included prospectively after February 17, 2015. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

We have given retroactive effect to prior period share and per share amounts in our consolidated financial statements for the effect of the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common stock shareholders so that prior periods are comparable to current period presentation.

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

Reclassifications

Certain immaterial reclassifications have been made in the consolidated balance sheets and statements of cash flows to conform data for prior periods to the current format.

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

Investments

Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, municipal securities, commercial paper and certificates of deposit, and are classified as available-for-sale securities beginning on January 1, 2015. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of December 31, 2016 or 2015.

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

The amortization period for the capitalized purchased content is based on our best estimate of the useful life of the asset, which ranges from approximately 4.5 to nine years. The determination of the useful life includes consideration of a variety of factors including, but not limited to, our assessment of the expected use of the asset and contractual provisions that may limit the useful life, as well as an assessment of when the data is expected to become obsolete based on our estimates of the diminishing value of the data over time. We evaluate the useful life of the capitalized purchased data content each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. If we determine the estimate of the asset’s useful life requires modification, the carrying amount of the asset is amortized prospectively over the revised useful life. The capitalized purchased data content is amortized on a straight-line basis as the pattern of delivery of the economic benefits of the data cannot reliably be determined because we do not have the ability to reliably predict future traffic to our websites and mobile applications.

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

We also capitalize costs related to the license of certain internal-use software from third parties, including certain licenses of software in cloud computing arrangements. Additionally, we capitalize costs incurred during the application development stage related to the development of internal-use software and enterprise cloud computing services. We expense costs as incurred related to the planning and post-implementation phases of development. Capitalized internal-use software costs are amortized over the estimated useful life of the asset, which is currently three years, on a straight-line basis.

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

Marketplace Revenue. Marketplace revenue for the year ended December 31, 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Premier Agent revenue is derived from our Premier Agent program. Our Premier Agent program offers a suite of marketing and business technology products and services to help real estate achieve their advertising needs, which growing their businesses and personal brands. All Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms.

From 2012 through the end of the third quarter of 2016, we had primarily charged customers for our Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Premier Agent product includes multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. With this pricing method, we recognized revenue related to our impression-based Premier Agent product based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

In 2016, we began testing and implementation of a new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic—as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. This new auction-based pricing method complements our self-serve account interface, which we introduced to Premier Agents over the course of 2016. The interface includes account management tools that allow agent advertisers to independently control their budgets, impression buys, and the duration of their advertising commitment. We began testing this auction-based pricing method for our Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and leveraging increasing demand by real estate agents for access to home shoppers who use our mobile applications and websites. In the fourth quarter of 2016, we applied this method broadly to our existing agent advertisers. With this auction-based pricing method, we recognize revenue related to our dynamic impression-based Premier Agent product based on the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered. We are unable to predict whether this change to our pricing method will have a material impact on net sales, revenue, or other results of operations. In our history of building our real estate and other marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms.

We continue to support some legacy Trulia Premier Agent products, which are primarily sold on a fixed fee subscription basis for periods that generally range from six months to 12 months, and include Trulia Seller Ads, which enable real estate professionals to generate leads from consumers interested in selling their homes. Subscription advertising revenue for Trulia’s products included in Premier Agent revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other marketing products and a suite of tools to real estate professionals. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage related software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our Long Form and Custom Quote cost per lead mortgage marketing products, generally participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Through Long Form, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals through Long Form or when users contact mortgage professionals for more information regarding a mortgage loan quote in Custom Quotes. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia and was divested as of September 30, 2015.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, home builders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites, continuing growth in traffic to our partner websites and mobile applications and migration of advertising spend online from traditional broadcast and print media.

There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2016, 2015 or 2014.

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

Technology and Development

Research and development costs are expensed as incurred and are recorded in technology and development expenses. These costs consist primarily of technology and development headcount expenses, including salaries, bonuses, benefits and share-based compensation expense for employees engaged in the design, development and testing of our mobile applications and websites. For the years ended December 31, 2016, 2015 and 2014, expenses attributable to research and development for our business totaled $224.7 million, $163.8 million and $72.9 million, respectively. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for our Class A common stock and Class C capital stock is estimated using our historical volatility. The weighted-average expected life of the option awards is estimated based on our historical exercise data. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in share-based compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

For issuances of restricted stock awards, restricted stock units and restricted units, we determine the fair value of the award based on the market value of our Class A common stock or Class C capital stock, as applicable, at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, expenses attributable to advertising totaled $120.2 million, $103.4 million, and $73.1 million, respectively. Advertising costs are recorded in sales and marketing expenses.

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

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We expect to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In December 2016, the FASB issued amendments to address various technical corrections and improvements. Most of the amendments are effective upon issuance, while six of the amendments require transition guidance. The amendments applicable to our business have been adopted for the year ended December 31, 2016. The adoption of these amendments did not have a material impact on our financial position, results of operations or cash flows.

In December 2016, the FASB issued guidance to narrow the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We expect to adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. We expect to adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our statements of cash flows.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. We adopted this guidance in the interim period ending on September 30, 2016. The adoption of this guidance did not have any impact on our statements of cash flows. In connection with the December 2016 partial repurchase of the 2020 Notes (see Note 11), payments related to the debt extinguishment costs have been classified as a cash outflow for financing activities.

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This standard requires the use of an expected loss impairment model for instruments measured at amortized cost. For available-for-sale debt securities, an entity is required to recognize an allowance for credit losses rather than as a write-down. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We expect to adopt this guidance on January 1, 2020. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on contingent put and call options in debt instruments. This standard clarifies that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence and does not require an entity to separately assess whether the contingency itself is indexed only to interest rates or the credit risk of the entity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The adoption of this guidance requires a modified retrospective transition method. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2017 using the modified retrospective approach through a cumulative-effect adjustment to beginning accumulated deficit, and we have elected to account for forfeitures as they occur beginning on January 1, 2017. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued guidance on leases. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We anticipate this standard will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on our results of operations or cash flows, if any.

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

In April 2015, the FASB issued guidance related to the presentation of debt issuance costs. This standard requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset. We adopted this guidance on January 1, 2016. The adoption of this guidance impacted our presentation of the debt issuance costs associated with our Convertible Senior Notes due in 2021 issued in December 2016. For additional information regarding the Convertible Senior Notes due in 2021, see Note 11 to our consolidated financial statements.

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

In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We adopted this guidance for the year ended December 31, 2016. The adoption of this guidance has not had any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We currently plan to adopt this guidance using the modified retrospective transition approach, which would result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying this standard to contracts in process as of the adoption date. Under this approach, we would not restate the prior financial statements presented. This guidance requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. While we continue to assess all potential impacts of this new standard, we currently expect a significant impact related to the accounting for the cost of sales commissions. Under this new guidance, the cost of sales commissions will be recorded as an asset and recognized as an operating expense over the period that we expect to recover the costs. Currently we expense the cost of sales commissions as incurred. We continue to assess the impact the adoption of this guidance will have on our financial position, results of operations and cash flows.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents—Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit, with original maturities of less than three months. The fair value measurement of these assets is based on quoted market prices in active markets and these assets are recorded at fair value.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$166,527	$166,527	$—
Certificates of deposit	460	—	460
Short-term investments:
U.S. government agency securities	162,312	—	162,312
Corporate notes and bonds	61,483	—	61,483
Commercial paper	14,952	—	14,952
Municipal securities	11,912	—	11,912
Certificates of deposit	6,226	—	6,226
Foreign government securities	5,985	—	5,985
Restricted cash	1,053	—	1,053

Total	$430,910	$166,527	$264,383

	December 31, 2015
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$195,870	$195,870	$—
Certificates of deposit	1,622	—	1,622
Short-term investments:
U.S. government agency securities	193,168	—	193,168
Corporate notes and bonds	41,314	—	41,314
Municipal securities	39,853	—	39,853
Certificates of deposit	11,837	—	11,837
Foreign government securities	4,979	—	4,979
Restricted cash	3,015	—	3,015

Total	$491,658	$195,870	$295,788

See Note 11 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.

We did not have any Level 3 assets as of December 31, 2016 or 2015. There were no liabilities measured at fair value as of December 31, 2016 or 2015.

Note 4. Cash, Cash Equivalents, Investments and Restricted Cash

On January 1, 2015, we transferred our cash equivalent and investment portfolio of approximately $440.8 million from held-to-maturity to available-for-sale, which resulted in the recognition of an immaterial loss. The transfer of the investment portfolio to available-for-sale was made to provide increased flexibility in the use of our investments to support current operations.

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$76,605	$—	$—	$76,605
Cash equivalents:
Money market funds	166,527	—	—	166,527
Certificates of deposit	460	—	—	460
Short-term investments:
U.S. government agency securities	162,438	31	(157)	162,312
Corporate notes and bonds	61,530	3	(50)	61,483
Commercial paper	14,952	—	—	14,952
Municipal securities	11,925	—	(13)	11,912
Certificates of deposit	6,226	—	—	6,226
Foreign government securities	5,995	—	(10)	5,985
Restricted cash	1,053	—	—	1,053

Total	$507,711	$34	$(230)	$507,515

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$31,646	$—	$—	$31,646
Cash equivalents:
Money market funds	195,870	—	—	195,870
Certificates of deposit	1,622	—	—	1,622
Short-term investments:
U.S. government agency securities	193,623	1	(456)	193,168
Corporate notes and bonds	41,390	1	(77)	41,314
Municipal securities	39,878	11	(36)	39,853
Certificates of deposit	11,839	1	(3)	11,837
Foreign government securities	4,985	—	(6)	4,979
Restricted cash	3,015	—	—	3,015

Total	$523,868	$14	$(578)	$523,304

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$206,815	$206,763
Due after one year through two years	56,251	56,107

Total	$263,066	$262,870

Note 5. Accounts Receivable, Net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2016	2015
Accounts receivable	$32,258	$30,740
Unbilled accounts receivable	9,606	2,427
Less: allowance for doubtful accounts	(1,337)	(3,378)

Accounts receivable, net	$40,527	$29,789

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts:
Balance, beginning of period	$3,378	$2,811	$1,850
Additions charged to expense	2,681	3,235	2,529
Less: write-offs, net of recoveries and other adjustments	(4,722)	(2,668)	(1,568)

Balance, end of period	$1,337	$3,378	$2,811

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2016	2015
Website development costs	$102,130	$74,750
Computer equipment	28,175	20,965
Leasehold improvements	37,923	32,918
Construction-in-progress	19,470	15,630
Office equipment, furniture and fixtures	19,254	13,495

Property and equipment	206,952	157,758
Less: accumulated amortization and depreciation	(108,664)	(72,235)

Property and equipment, net	$98,288	$85,523

We recorded depreciation expense related to property and equipment (other than website development costs) of $15.6 million, $12.2 million and $6.1 million, respectively, during the years ended December 31, 2016, 2015 and 2014.

We capitalized $49.5 million, $46.1 million and $22.2 million, respectively, in website development costs during the years ended December 31, 2016, 2015 and 2014. Amortization expense for website development costs included in technology and development expenses was $40.0 million, $23.9 million and $18.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

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

The results of operations related to the acquisition of Bridge Interactive have been included in our consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.

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

Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of deferred taxes recorded in connection with the acquisition.

Acquisition-related costs incurred, which primarily included legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred and were not material.

The results of operations related to the acquisition of Naked Apartments have been included in our consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.

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

A portion of the total purchase price was allocated to Trulia’s 2020 Notes (see Note 11). In accordance with the accounting guidance related to business combinations, the 2020 Notes are recognized at fair value as of the effective date of the acquisition. The fair value of the 2020 Notes as of the date of acquisition was approximately $356.4 million. The fair value of the 2020 Notes as of the date of acquisition was determined by Zillow Group, and Zillow Group considered or relied in part upon a valuation report of a third-party expert. The fair value of the 2020 Notes was determined through combination of the use of a binomial lattice valuation model and consideration of quoted market prices. The fair value is classified as Level 3 due to the use of significant unobservable inputs such as implied volatility of Zillow Group’s Class A common stock, discount spread and the limited trading activity for the 2020 Notes. Given the fair value of the 2020 Notes as of the date of acquisition of $356.4 million was at a substantial premium to the principal amount of $230.0 million, the premium amount of $126.4 million has been recorded as additional paid-in capital in the consolidated balance sheet as of the effective date of the acquisition. Accordingly, Zillow Group has recognized the liability component of the 2020 Notes at the stated par amount in the consolidated balance sheet as of the effective date of the acquisition. The conversion feature included in the 2020 Notes is not required to be bifurcated and separately accounted for as it meets the equity scope exception given the conversion feature (i) is indexed to Zillow Group’s Class A common stock and (ii) would be classified in shareholder’s equity. Further, the 2020 Notes do not permit or require Zillow Group to settle the debt in cash (in whole or in part) upon conversion.

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

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the year ended December 31, 2016 which is presented on an as-reported basis (in thousands):

	Year Ended December 31,
	2016	2015 (1)
Revenue	$846,589	$679,935
Net loss	$(220,438)	$(91,055)

(1)	The pro forma net loss for the year ended December 31, 2015 includes pro forma adjustments for $49.3 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $37.3 million to eliminate share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $35.7 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements and $2.4 million to record additional amortization expense for acquired intangible assets.

Note 8. Goodwill

The following table presents the change in goodwill from December 31, 2015 through December 31, 2016 (in thousands):

Balance as of December 31, 2015	$1,909,167
Goodwill recorded in connection with the acquisition of Naked Apartments	10,610
Goodwill recorded in connection with the acquisition of Bridge Interactive	4,899
Reduction of goodwill in connection with the divestiture of a business	(1,196)

Balance as of December 31, 2016	$1,923,480

The goodwill recorded in connection with the acquisitions of Naked Apartments and Bridge Interactive, which includes intangible assets that do not qualify for separate recognition, is not deductible for tax purposes.

Note 9. Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	December 31, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$35,205	$(15,508)	$19,697
Software	9,712	(4,773)	4,939
Customer relationships	103,200	(30,952)	72,248
Developed technology	110,080	(36,341)	73,739
Trade names and trademarks	4,900	(2,877)	2,023
Advertising relationships	9,000	(5,598)	3,402
MLS home data feeds	1,100	(684)	416

Total	$273,197	$(96,733)	$176,464

	December 31, 2015
	Cost	Accumulated Amortization	Net
Purchased content	$37,581	$(19,649)	$17,932
Software	6,961	(2,845)	4,116
Customer relationships	103,425	(16,204)	87,221
Developed technology	108,295	(19,515)	88,780
Trade names and trademarks	4,860	(2,212)	2,648
Advertising relationships	9,000	(2,598)	6,402
MLS home data feeds	1,100	(318)	782

Total	$271,222	$(63,341)	$207,881

Amortization expense recorded for intangible assets for the years ended December 31, 2016, 2015 and 2014 was $44.9 million, $39.3 million and $11.1 million, respectively, and these amounts are included in technology and development expenses.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 16), as of December 31, 2016 is as follows (in thousands):

2017	$45,608
2018	39,243
2019	33,391
2020	32,525
2021	32,145
All future years	15,717

Total future amortization expense	$198,629

As of December 31, 2016 and 2015, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. See Note 7 for further details related to the acquisition.

Note 10. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of as of the dates presented (in thousands):

	December 31,
	2016	2015
Accrued marketing and advertising	$7,978	$9,663
Accrued purchased content	8,382	8,385
Accrued legal fees	2,257	7,784
Merger consideration payable to former stockholders of certain acquired entities	5,904	5,317
Other accrued expenses and other current liabilities	13,906	11,898

Total accrued expenses and other current liabilities	$38,427	$43,047

Note 11. Convertible Senior Notes

Convertible Senior Notes due in 2021

On December 12, 2016, Zillow Group issued $460.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”), which amount includes the exercise in full of the $60.0 million over-allotment option, to Citigroup Global Markets Inc. as the initial purchaser of the 2021 Notes in a private offering to the initial purchaser in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for resale to qualified institutional buyers as defined in, and pursuant to, Rule 144A under the Securities Act. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms.

The net proceeds from the issuance of the 2021 Notes were approximately $447.8 million, after deducting fees and expenses. The Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase a portion of the outstanding 2020 Notes (see additional information below under “Trulia’s Convertible Senior Notes due 2020”) in privately negotiated transactions. In addition, the Company used approximately $36.6 million of the net proceeds from the issuance of the 2021 Notes to pay the cost of the capped call transactions with the initial purchaser of the 2021 Notes and two additional financial institutions (“Capped Call Confirmations”) as discussed further below. The Company intends to use the remainder of the net proceeds for general corporate purposes.

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

If the Company undergoes a fundamental change (as defined in the indenture governing the 2021 Notes), holders of the 2021 Notes may require the Company to repurchase for cash all or part of their 2021 Notes at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the indenture governing the 2021 Notes). In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2021 Notes converted in connection with such fundamental changes by a specified number of shares of its Class C capital stock. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the 2021 Notes, as described in the indenture governing the notes. There are no financial covenants associated with the 2021 Notes.

We may not redeem the 2021 Notes prior to December 6, 2019. We may redeem the 2021 Notes for cash, at our option, in whole or in part on or after December 6, 2019, if the last reported sale price per share of our Class C capital stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

In accounting for the issuance of the 2021 Notes, the Company separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2021 Notes. The difference between the principal amount of the 2021 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the 2021 Notes. The equity component of the 2021 Notes of approximately $91.4 million is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred transaction costs of approximately $12.2 million related to the issuance of the 2021 Notes, including approximately $11.5 million in fees to the initial purchaser, which amount was paid out of the gross proceeds from the note offering. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2021 Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and amortized to interest expense over the term of the 2021 Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

Interest expense related to the 2021 Notes for the year ended December 31, 2016 was $1.3 million, which is comprised of approximately $0.9 million related to the amortization of debt discount and debt issuance costs and $0.5 million for the contractual coupon interest. The effective interest rate on the liability component of the 2021 Notes for the year ended December 31, 2016 is 7.44%. Accrued interest related to the 2021 Notes as of December 31, 2016 was $0.5 million, and is recorded in accrued expenses and other current liabilities in our consolidated balance sheet.

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of December 31, 2016 (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
2021 Notes	$460,000	$(102,733)	$357,267

As of December 31, 2016, the unamortized debt discount and debt issuance costs for the 2020 Notes will be amortized to interest expense over a remaining period of approximately 59 months.

The estimated fair value of the 2021 Notes was $474.2 million as of December 31, 2016. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.

The Capped Call Confirmations are expected generally to reduce the potential dilution of our Class C capital stock upon any conversion of 2021 Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2021 Notes in the event that the market price of the Class C capital stock is greater than the strike price of the Capped Call Confirmations (which initially corresponds to the initial conversion price of the 2021 Notes and is subject to certain adjustments under the terms of the Capped Call Confirmations), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Confirmations. The Capped Call Confirmations have an initial cap price of $69.19 per share, which represents a premium of approximately 85% over the closing price of the Company’s Class C capital stock on The NASDAQ Global Select Market on December 6, 2016, and is subject to certain adjustments under the terms of the Capped Call Confirmations. The Capped Call Confirmations will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2021 Notes, the number of shares of Class C capital stock that will underlie the 2021 Notes. In addition, the Capped Call Confirmations provide for the Company to elect, subject to certain conditions, for the Capped Call Confirmations to remain outstanding (with certain modifications) following its election to redeem the 2021 Notes, notwithstanding any conversions of 2021 Notes in connection with such redemption. The Capped Call Confirmations do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock. The premiums paid for the Capped Call Confirmations have been included as a net reduction to additional paid-in capital within shareholders’ equity.

Trulia’s Convertible Senior Notes due in 2020

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

In December 2016, the Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes discussed above to repurchase $219.9 million aggregate principal of the 2020 Notes in privately negotiated transactions. The repurchase of the 2020 Notes was accounted for as a debt extinguishment, and the consideration transferred was allocated between the liability and equity components by determining the intrinsic value of the conversion option immediately prior to the debt extinguishment and allocating that portion of the repurchase price to additional paid-in capital for $127.6 million with the residual repurchase price allocated to the liability component. The partial repurchase of the 2020 Notes resulted in the recognition of a $22.8 million loss on debt extinguishment for the year ended December 31, 2016.

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

The 2020 Notes are redeemable, at our option, in whole or in part on or after December 20, 2018, if the last reported sale price per share of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

Interest expense related to the 2020 Notes for the years ended December 31, 2016 and 2015 was $6.1 million and $5.5 million, respectively. Accrued interest related to the 2020 Notes as of December 31, 2016 was not material. Accrued interest related to the 2020 Notes as of December 31, 2015 was $0.3 million. Accrued interest is recorded in accrued expenses and other current liabilities in our consolidated balance sheet.

The carrying value of the 2020 Notes was $10.1 million and $230.0 million, respectively, as of December 31, 2016 and 2015. The estimated fair value of the 2020 Notes was $17.3 million and $ 272.9 million, respectively, as of December 31, 2016 and 2015. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 12. Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. For the years ended December 31, 2016, 2015 and 2014, we did not have a material amount of current taxable income and, therefore, no material related tax liability or expense has been recorded in the consolidated financial statements. We recorded income tax expense of approximately $0.1 million for the year ended December 31, 2016. We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015 primarily due to a deferred tax liability generated in connection with Zillow Group’s August 20, 2015 acquisition of DotLoop, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

The following table summarizes the components of our income tax benefit (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal	$1,248	$2,838	$—
State	(1,378)	1,807	—

Deferred income tax benefit (expense)	$(130)	$4,645	$—

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Tax expense at federal statutory rate	(35.0)%	(35.0)%	(34.0)%
State income taxes, net of federal tax benefit	(1.9)	(2.3)	(1.5)
Nondeductible expenses	4.9	2.8	15.3
Share-based compensation	(0.2)	1.2	0.7
Research and development credits	(1.5)	(4.1)	(3.2)
Divestiture of businesses	—	2.3	—
Other	(0.9)	(1.0)	—
Valuation allowance	34.7	33.1	22.7

Effective tax rate	0.1%	(3.0)%	0.0%

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Federal and state net operating loss carryforwards	$208,029	$162,521
Share-based compensation	67,482	45,969
Goodwill	—	825
Depreciation and amortization	3,123	3,090
Start-up and organizational costs	300	369
Research and development credits	24,295	21,157
Other tax credits	1,358	1,358
Accruals and reserves	1,814	3,338
Deferred rent	5,882	5,228
Other deferred tax assets	14,544	550

Total deferred tax assets	326,827	244,405
Deferred tax liabilities:
Website and software development costs	(15,851)	(13,851)
Goodwill .	(363)	—
Intangible assets	(192,830)	(200,082)
Discount on 2021 Notes not deductible for tax	(34,384)	—
Other deferred tax liabilities	—	(52)

Net deferred tax assets before valuation allowance	83,399	30,420
Less: valuation allowance	(217,351)	(162,715)

Net deferred tax liabilities	$(133,952)	$(132,295)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2016 and 2015 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $54.6 million and $125.5 million, respectively, during the years ended December 31, 2016 and 2015.

We have accumulated federal tax losses of approximately $893.3 million and $735.2 million, respectively, as of December 31, 2016 and 2015, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $13.5 million and $11.6 million (tax effected), respectively, as of December 31, 2016 and 2015. As of December 31, 2016, approximately $337.6 million of our net operating loss carryforwards relate to tax deductible share-based compensation in excess of amounts recognized for financial reporting purposes. To the extent that net operating loss carryforwards, if realized, relate to share-based compensation, the resulting tax benefits will be recorded to shareholders’ equity rather than to the statement of operations. Additionally, we have net research and development credit carryforwards of $24.3 million and $17.2 million, respectively, as of December 31, 2016 and 2015, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with our February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards.

We are currently not under audit in any tax jurisdiction. Tax years from 2013 through 2016 are currently open for audit by federal and state taxing authorities.

Changes for unrecognized tax benefits for the periods presented are as follows (in thousands):

Balance at January 1, 2014	$5,123
Gross increases—current period tax positions	1,946
Gross decreases—prior period tax positions	(576)

Balance at December 31, 2014	$6,493

Gross increases—prior and current period tax positions	3,577
Gross increases—assumed in connection with February 2015 acquisition of Trulia	3,910

Balance at December 31, 2015	$13,980

Gross increases—current period tax positions	2,619
Gross decreases—prior period tax positions	(1,204)

Balance at December 31, 2016	$15,395

At December 31, 2016, the total amount of unrecognized tax benefits of $15.4 million is recorded as a reduction to the deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Note 13. Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2016 or December 31, 2015.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the years ended December 31, 2016 and 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. During the year ended December 31, 2014, 251,445 shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.

The following shares of common and capital stock have been reserved for future issuance as of the dates presented:

	December 31, 2016	December 31, 2015
Option awards outstanding	29,628,443	27,126,374
Restricted stock units outstanding	3,780,577	2,605,514
Class A common stock and Class C capital stock available for grant under 2011 Plan	2,887,262	688,014
Shares issuable upon conversion of outstanding Class B common stock	6,217,447	6,217,447

Total	42,513,729	36,637,349

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

The par value per share of our shares of Class A common stock and Class B common stock has remained unchanged at $0.0001 per share after the Class C Stock Split. On the effective date of the Class C Stock Split, we transferred between additional paid in capital and Class C capital stock an amount equal to the $0.0001 par value of the Class C capital stock that was issued. We have given retroactive effect to prior period share and per share amounts in our consolidated financial statements for the effect of the Class C Stock Split so that prior periods are comparable to current period presentation.

Note 14. Share-Based Awards

In connection with our February 2015 acquisition of Trulia, we assumed the obligations of Zillow and Trulia outstanding under pre-existing stock plans. We intend that future equity grants will be made under Zillow Group’s 2011 Amended and Restated Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) only (or a successor thereto).

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, the 2011 Plan became effective and serves as the successor to Zillow’s 2005 Equity Incentive Plan (the “2005 Plan”). Shareholders last approved the 2011 Plan on June 15, 2016. In addition to the share reserve of 18,400,000 shares, the number of shares available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock, Class B common stock, and Class C capital stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The board of directors has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by our board of directors. The 2011 Plan provides that in the event of a stock dividend, stock split or similar event, the maximum number and kind of securities available for issuance under the plan will be proportionally adjusted.

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

Restricted stock units granted under the 2011 Plan typically vest either 25% after 12 months and quarterly thereafter over the next three years or 12.5% after 6 months and quarterly thereafter for the next 3.5 years. Any portion of a restricted stock unit that is not vested on the date of a participant’s termination of service expires on such date.

In March 2016, Zillow Group established an equity choice program pursuant to which Zillow Group grants restricted stock units and option awards to acquire shares of Class C capital stock to certain employees to retain and recognize their efforts on behalf of Zillow Group.

Trulia 2005 Stock Incentive Plan

Trulia granted options under its 2005 Stock Incentive Plan (as amended, “the 2005 Plan”) until September 2012 when the 2005 Plan was terminated. Stock options issued prior to the plan termination remained outstanding in accordance with their terms. Under the terms of the 2005 Plan, Trulia had the ability to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units. Options granted under the 2005 Plan generally vest at a rate of 25% after 12 months and ratably thereafter over the next 36 months and expire 10 years from the grant date. Certain options vest monthly over two to four years.

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

Option Awards and Stock Appreciation Rights

The following table summarizes option award and stock appreciation rights activity for the year ended December 31, 2016:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	27,126,374	$23.35	5.96	$156,025
Granted	6,235,414	23.99
Exercised	(2,518,172)	12.41
Forfeited or cancelled	(1,215,173)	30.79

Outstanding at December 31, 2016	29,628,443	24.11	5.97	376,004
Vested and exercisable at December 31, 2016	14,020,654	20.38	4.36	230,819

The fair value of options granted, excluding options granted under the Stock Option Grant Program for Nonemployee Directors (“Nonemployee Director Awards”) and certain options granted to the Company’s executives in January and February 2015, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	49% – 51%	54% – 56%	53% – 57%
Expected dividend yield	—	—	—
Risk-free interest rate	0.89% – 1.89%	1.03% – 1.48%	1.37% – 1.55%
Weighted-average expected life	3.80 years	4.26 years	4.58 years
Weighted-average fair value of options granted	$9.42	$13.77	$14.78

The assumptions included in the table above exclude stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition of Trulia (see Note 7) and unvested stock options substituted in connection with the August 20, 2015 acquisition of DotLoop, Inc.

In March 2016, option awards for an aggregate of 93,995 shares of Class C capital stock were granted as Nonemployee Director Awards, which are fully vested and exercisable on the date of grant. The fair value of options granted for the Nonemployee Director Awards, $8.91 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming expected volatility of 51%, no dividends, a risk-free interest rate of 1.12%, and a weighted-average expected life of 4.25 years. During the year ended December 31, 2016, share-based compensation expense recognized in our consolidated statement of operations related to Nonemployee Director Awards was $0.8 million, and is included in general and administrative expenses.

In March 2015, option awards for an aggregate of 47,175 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split) were granted as Nonemployee Director Awards, which are fully vested and exercisable on the date of grant. The fair value of options granted for the Nonemployee Director Awards, $15.90 per share, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming expected volatility of 57%, no dividends, a risk-free interest rate of 1.01%, and a weighted-average expected life of 3.5 years. During the year ended December 31, 2015, share-based compensation expense recognized in our statement of operations related to Nonemployee Director Awards was $0.8 million, and is included in general and administrative expenses.

In January and February 2015, option awards for a total of 3,450,000 shares of Class A common stock and Class C capital stock (as adjusted in connection with the Class C Stock Split) were granted to certain of the Company’s executive officers. The fair value of the option awards is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming expected volatility of 52%, no dividends, a risk-free interest rate of 1.76% and a weighted-average expected life of 6.8 years. The grant date fair value of the option awards is approximately $62.8 million. One-sixteenth of the total number of shares subject to the option awards vested and became exercisable on the first anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable four years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards vested and became exercisable on the two-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable five years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the three-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable six years from the vesting commencement date. One-sixteenth of the total number of shares subject to the option awards will vest and become exercisable on the four-year anniversary of the vesting commencement date. An additional 1/192nd of the total number of shares subject to the option awards will vest and become exercisable monthly thereafter over the next three years so that this portion of the award will be vested and exercisable seven years from the vesting commencement date. The option awards have a ten-year term.

As of December 31, 2016, there was a total of $172.2 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

The total intrinsic value of options and stock appreciation rights exercised during the years ended December 31, 2016, 2015 and 2014 was $51.7 million, $67.3 million and $124.0 million, respectively. The fair value of options and stock appreciation rights vested for the years ended December 31, 2016, 2015 and 2014 was $87.9 million, $59.9 million and $18.9 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2016:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2016	2,605,514	$32.36
Granted	3,208,524	26.37
Vested	(1,506,631)	30.94
Forfeited or cancelled	(526,830)	27.35

Unvested outstanding at December 31, 2016	3,780,577	28.54

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

The total fair value of vested restricted stock units was $46.5 million, $67.3 million and $5.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of December 31, 2016, there was $98.9 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$5,923	$4,694	$1,844
Sales and marketing	23,320	25,391	7,320
Technology and development	31,466	26,849	11,681
General and administrative	46,209	48,280	13,240
Restructuring costs	—	14,859	—

	$106,918	$120,073	$34,085

Note 15. Net Loss Per Share

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

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted-average Class A common stock and Class C capital stock option awards and stock appreciation rights outstanding	19,993	16,607	12,731
Weighted-average Class A common stock and Class C capital stock unvested restricted stock awards and restricted stock units outstanding	3,607	3,453	600
Class A common stock issuable upon conversion of the 2020 Notes	440	9,535	—

Total Class A common stock and Class C capital stock equivalents	24,040	29,595	13,331

Since the Company expects to settle the principal amount of the outstanding 2021 Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread of approximately 8.8 million shares will have a dilutive impact on diluted net income per share when the market price of the Company’s Class C capital stock at the end of a period exceeds the conversion price of $52.36 per share for the 2021 Notes.

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

Note 16. Commitments and Contingencies

Lease Commitments

We have various operating leases for office space and equipment.

Seattle, Washington

In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we currently lease a total of 200,426 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through December 2024. We will continue to take possession of additional office space pursuant to the Seattle Lease as space becomes available through 2017 under the same terms and conditions.

San Francisco, California

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in San Francisco (as amended from time to time, the “San Francisco Lease”), which houses Trulia’s corporate headquarters and Zillow’s personnel located in San Francisco. Pursuant to the terms of the San Francisco Lease, we lease a total of 105,897 square feet, and we are obligated to make escalating monthly lease payments through September 2023.

In November 2012, we entered into an operating lease in San Francisco, California for 18,353 square feet under which we are obligated to make escalating monthly lease payments which began in December 2012 and continue through December 2018. In March 2015, we ceased use of this space in connection with our February 2015 acquisition of Trulia, and in May 2015, we sublet this office space to another occupant. Pursuant to the terms of the operating lease and since October 2015, we lease an additional 8,311 square feet of office space under the same terms and conditions, and we also sublet this office space to another occupant.

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

Denver, Colorado

In connection with our February 2015 acquisition of Trulia, we assumed a lease agreement for office space in Denver. Pursuant to the terms of the lease, we lease a total of 64,908 square feet, and we are obligated to make escalating monthly lease payments through October 2021.

Irvine, California

In April 2012, we entered into a lease agreement for office space in Irvine (as amended from time to time, the “Irvine Lease”). Pursuant to the terms of the Irvine Lease, we lease a total of 60,074 square feet under which we are obligated to make escalating monthly lease payments which began in August 2012 and continue through July 2022.

We lease additional office space in Chicago, Illinois, Cincinnati, Ohio, Lincoln, Nebraska, Atlanta, Georgia and Vancouver, British Columbia.

Future minimum payments for all operating leases as of December 31, 2016 are as follows (in thousands):

2017	$22,122
2018	23,623
2019	22,282
2020	22,712
2021	22,942
All future years	57,780

Total future minimum lease payments	$171,461

Rent expense for the years ended December 31, 2016, 2015 and 2014, was $16.6 million, $14.9 million and $7.5 million, respectively. Total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2016 is $3.3 million.

Purchase Commitments

As of December 31, 2016, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $120.3 million. The amounts due for this content as of December 31, 2016 are as follows (in thousands):

2017	$34,841
2018	32,750
2019	33,500
2020	14,750
2021	4,500

Total future purchase commitments	$120,341

Letters of Credit

As of December 31, 2016, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.6 million and $3.4 million as of December 31, 2016 and 2015, respectively.

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

In March 2014, Move, Inc., the National Association of Realtors and three related entities (collectively, “Plaintiffs”), filed a complaint against us and Errol Samuelson, our Chief Industry Development Officer, in the Superior Court of the State of Washington in King County, alleging, among other things, that Zillow and Mr. Samuelson misappropriated plaintiffs’ trade secrets in connection with Mr. Samuelson joining Zillow in March 2014. The Plaintiffs sought, among other things, an injunction against the alleged misappropriations and Mr. Samuelson working for us, as well as significant monetary damages. In February 2015, Plaintiffs filed an amended complaint that, among other things, added Curt Beardsley, our Vice President of MLS Partnerships, as a defendant in the matter. In August 2015, Zillow filed an amended answer and counterclaim against Plaintiffs that alleged, among other things, that Plaintiffs violated the Washington Trade Secrets Act and aided and abetted a breach of the duty of confidentiality through the public filing of a document that included Zillow’s confidential information and trade secrets. On January 8, 2016, Plaintiffs filed a motion seeking sanctions against defendants for alleged evidence spoliation. The court held a spoliation hearing in April and on May 17, 2016 denied Plaintiffs motion for sanctions as to Zillow and Mr. Samuelson. With respect to Mr. Beardsley, the Court denied the motion as to terminating sanctions but granted the motion ordering a permissive adverse inference instruction with respect to five devices. Defendants each filed multiple motions for partial summary judgment against Plaintiffs regarding, among other things, certain of their claims of alleged misappropriation of trade secrets. Defendants also filed various motions seeking to exclude or limit damages. The court entered various rulings granting and denying these motions in 2016. On June 6, 2016, the Company reached an amicable resolution by way of a settlement agreement and release (the “Settlement Agreement”) with Plaintiffs pursuant to which the Company agreed to pay Plaintiffs $130.0 million in connection with a release of all claims. On June 16, 2016, pursuant to the terms agreed to between the parties, the court dismissed all claims and counterclaims asserted in this matter with prejudice. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement was paid in June 2016 and was recorded in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2016.

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

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. The Company understands that the scope of this review is limited to the review of the Company’s compliance with certain wage and hour laws with respect to Zillow, Inc. inside sales consultants during a two-year period between 2013 and 2015. In October 2015, the DOL orally informed us that the compliance review was ongoing but that, based on its preliminary findings, it believed the Company may have failed to pay overtime to such inside sales consultants. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. The settlement of the class action lawsuit was contingent on Zillow, Inc.’s complete resolution of the DOL compliance review. On November 28, 2016, Zillow, Inc. entered into a settlement agreement with the DOL that resolved the DOL’s compliance review. Under the terms of the settlement agreement, Zillow, Inc. agreed that it will make the voluntary payments contemplated by the class action lawsuit settlement and establish and maintain certain procedures to promote future compliance with the Fair Labor Standards Act. We expect to make the voluntary payments contemplated by the settlement agreement during 2017. The settlement agreement with the DOL does not require Zillow, Inc. to make any payments which are in addition to those contemplated by the class action lawsuit settlement. Zillow has not admitted liability with respect to either the DOL settlement or the class action lawsuit settlement.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit with payment by

Zillow, Inc. of up to $6.0 million. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in any office from January 1, 2010 through the present. The settlement is subject to court approval and was contingent upon Zillow, Inc.’s resolution of the DOL compliance review. As described above, on November 28, 2016, Zillow, Inc. entered into a settlement agreement with the DOL that resolved the DOL’s compliance review. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. We have recorded an accrual for $6.0 million as of December 31, 2016, and we recorded an accrual for an immaterial amount as of December 31, 2015. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017 that is expected to conclude in February 2017. We have not recorded an accrual related to this complaint as of December 31, 2016, as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

Note 17. Related Party Transactions

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

In February 2016, we paid a total of approximately $0.2 million and $0.2 million, respectively, to Mr. Frink and Mr. Barton for reimbursement of costs incurred by Mr. Frink and Mr. Barton for use of private planes by certain of the Company’s employees and Mr. Frink and Mr. Barton for business travel in prior years.

In October 2016, we purchased a 10% equity interest in a variable interest entity within the real estate industry for $10.0 million, which is accounted for as a cost method investment and classified within other assets in the consolidated balance sheet. In October 2016, we also entered into an immaterial commercial agreement with this entity. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of December 31, 2016. As there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment as of December 31, 2016, and it is not practicable to estimate the fair value of the investment given the investment’s fair value is not readily determinable, an estimate of the fair value of the cost method investment was not performed.

Note 18. Self-Insurance

Prior to January 1, 2016, we were self-insured for a portion of our medical and dental benefits for certain employees of Trulia since the date of our acquisition of Trulia in February 2015. Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $150,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our consolidated balance sheet and was $1.7 million as of December 31, 2016 and $0.5 million as of December 31, 2015.

Note 19. Employee Benefit Plan

Prior to January 1, 2016, we maintained separate defined contribution 401(k) retirement plans for employees of Zillow and Trulia. Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $10.1 million and $4.2 million, respectively, for the years ended December 31, 2016 and 2015.

Note 20. Segment Information and Revenue

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Marketplace revenue:
Premier Agent	$604,292	$446,921	$224,248
Other real estate	102,635	35,171	14,791
Mortgages	71,133	44,263	28,203
Market Leader	—	29,549	—

Total Marketplace revenue	778,060	555,904	267,242
Display revenue	68,529	88,773	58,651

Total revenue	$846,589	$644,677	$325,893

Note 21. Subsequent Events

On January 11, 2017, Zillow, Inc. acquired substantially all of the operating assets of RealNet Solutions, Inc., a New York corporation, RealNetDB, LLC, a New York limited liability company, Hamptons Real Estate Online, Inc., a New York corporation, HREO.com, LLC, a New York limited liability company (collectively, “HREO”), pursuant to an Asset Purchase Agreement entered into by Zillow, Inc., HREO, each of the equity owners of HREO, and an individual acting as representative of the HREO equity holders. HREO is a Hamptons-focused real estate portal which provides buyers and renters with a specialized search experience and access to the area’s most comprehensive for-sale, for-rent, and vacant land listings. HREO’s listing entry and distribution software, RealNet and Open RealNet Exchange, provides real estate professionals with tools to manage and market their listings. Our acquisition of HREO has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of January 11, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December  31, 2016, or in any period subsequent to such date, through the date of this report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow Group, Inc.

We have audited Zillow Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zillow Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zillow Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zillow Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Zillow Group, Inc., and our report dated February 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 7, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

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

ZILLOW GROUP, INC.

Date: February 7, 2017	By:	/S/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 7, 2017.

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

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated August 16, 2013, by and among Zillow, Inc., NMD Interactive, Inc., d/b/a StreetEasy, Strawberry Acquisition, Inc. and Shareholder Representative Services LLC (Filed as Exhibit 2.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2013, and incorporated herein by reference).

2.2+	Agreement and Plan of Merger, dated July 28, 2014, by and among Zillow, Inc., the Company (f/k/a Zebra Holdco, Inc.) and Trulia, Inc. (Filed as Exhibit 2.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 001-35237) on July 29, 2014, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Zillow Group, Inc. (Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

4.1	Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

4.2	Specimen of Class C Capital Stock Certificate (Filed as Exhibit 4.1 Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 29, 2015, and incorporated herein by reference).

4.3	Indenture, dated as of December 17, 2013, between Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.1 to Trulia, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (File No. 001-35650) on December 17, 2013, and incorporated herein by reference).

4.4	Form of Note for Trulia, Inc.’s 2.75% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 hereto).

4.5	Supplemental Indenture, dated as of February 17, 2015, among Zillow Group, Inc., Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

Exhibit Number	Description

4.6	Second Supplemental Indenture, dated as of December 30, 2015, among Zillow Group, Inc., Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015, and incorporated herein by reference).

4.7	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Richard Barton and the other holders signatory thereto (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

4.8	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Lloyd Frink and the other holders signatory thereto (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

4.9	Indenture, dated as of December 12, 2016, by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.10	Form of Note for Zillow Group, Inc.’s 2.00% Convertible Senior Notes due 2021 (incorporated by reference from Exhibit A to Exhibit 4.9 hereto).

10.1*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.3*	Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan (Filed as Appendix A to Market Leader, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission (SEC File No. 000-51032) on April 10, 2009, and incorporated herein by reference).

10.4*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder (Filed as Exhibit 10.2 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.5*	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 17, 2012, and incorporated herein by reference).

10.6*	Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 16, 2013, and incorporated herein by reference).

10.7*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.8*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.9*	Form of Restricted Unit Award Notice and Restricted Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.10*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.11*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2016, and incorporated herein by reference).

10.12*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.13*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.14*	Trulia, Inc. 2012 Equity Incentive Plan, as amended and restated (Filed as Exhibit 10.1 to Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission (File No. 001-35650) on August 12, 2013, and incorporated herein by reference).

10.15*	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.16*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.17*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.18*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.19*	Amended and Restated Executive Employment Agreement by and between Errol Samuelson and Zillow, Inc. (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.20*	Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated March 25, 2016, by and between Errol Samuelson and Zillow, Inc. (Filed as Exhibit 10.3 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016, and incorporated herein by reference).

10.21*	Letter Agreement dated June 16, 2014 by and between Zillow, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014, and incorporated herein by reference).

10.22*	Letter Agreement dated April 23, 2015 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2015, and incorporated herein by reference).

10.23*	Amended and Restated Letter Agreement dated August 3, 2015, by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2015, and incorporated herein by reference).

10.24*	Letter Agreement dated February 24, 2016 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2016, and incorporated herein by reference).

Exhibit Number	Description

10.25*	Executive Employment Agreement, dated February 17, 2015, between Paul Levine and Zillow Group, Inc. (Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.26*	Transition Employment Letter Agreement, dated February 17, 2015, by and between Peter Flint and Zillow Group, Inc. (Filed as Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.27*	Form of Confidential Information, Inventions, and Nonsolicitation Agreement for certain officers of Zillow, Inc. (Filed as Exhibit 10.4 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.28*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the Officers of Zillow Group, Inc. (Filed as Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.29*	Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.30*	Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016, and incorporated herein by reference).

10.31*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.32*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.33*	Trulia, Inc. SMT Bonus Plan (Filed as Exhibit 10.4 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.34	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.35	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.36	Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference).

10.37	Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Zillow, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

10.38	Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014, and incorporated herein by reference).

10.39	Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014, and incorporated herein by reference).

10.40	Sixth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of June 21, 2016 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016, and incorporated herein by reference).

Exhibit Number	Description

10.41	Lease, dated March 10, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 to Trulia, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014, and incorporated herein by reference).

10.42	Amendment to Office Lease, dated July 25, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 to Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2014, and incorporated herein by reference).

10.43	Settlement Agreement and Release, dated as of June 6, 2016, among Move, Inc., Real Select, Inc., Top Producer Systems Company, National Association of Realtors, Realtors Information Network, Inc., Zillow, Inc., Errol Samuelson, and Curt Beardsley (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2016, and incorporated herein by reference).

10.44	Base Capped Call Confirmation, dated December 6, 2016, between Zillow Group, Inc. and Citigroup Global Markets Inc. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.45	Base Capped Call Confirmation, dated December 6, 2016, between Zillow Group, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.46	Base Capped Call Confirmation, dated December 6, 2016, between Zillow Group, Inc. and Bank of America, N.A. (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.47	Additional Capped Call Confirmation, dated December 8, 2016, between Zillow Group, Inc. and Citigroup Global Markets Inc. (Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.48	Additional Capped Call Confirmation, dated December 8, 2016, between Zillow Group, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.49	Additional Capped Call Confirmation, dated December 8, 2016, between Zillow Group, Inc. and Bank of America, N.A. (Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

16.1	Letter of Ernst & Young LLP, dated August 4, 2016 (Filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2016, and incorporated herein by reference).

21.1	Subsidiaries of Zillow Group, Inc.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zillow Group agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
*	Indicates a management contract or compensatory plan or arrangement.