Form 10-Q
period 2017-03-31
ZILLOW GROUP, INC.
filed 2017-05-04
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36853

ZILLOW GROUP, INC.

(Exact name of registrant as specified in its charter)

Washington	47-1645716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2017, 54,755,799 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 123,029,399 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2017

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part 1, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2016. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$261,524	$243,592
Short-term investments	297,520	262,870
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,337 at March 31, 2017 and December 31, 2016, respectively	41,868	40,527
Prepaid expenses and other current assets	29,559	34,817

Total current assets	630,471	581,806
Restricted cash	1,053	1,053
Property and equipment, net	94,945	98,288
Goodwill	1,927,450	1,923,480
Intangible assets, net	525,771	527,464
Other assets	17,404	17,586

Total assets	$3,197,094	$3,149,677

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,157	$4,257
Accrued expenses and other current liabilities	43,742	38,427
Accrued compensation and benefits	26,596	24,057
Deferred revenue	30,875	29,154
Deferred rent, current portion	1,451	1,347

Total current liabilities	106,821	97,242
Deferred rent, net of current portion	15,384	15,298
Long-term debt	371,757	367,404
Deferred tax liabilities and other long-term liabilities	134,146	136,146

Total liabilities	628,108	616,090
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 54,709,306 and 54,402,809 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	5	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 6,217,447 shares issued and outstanding as of March 31, 2017 and December 31, 2016	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 122,903,395 and 121,838,462 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	3,071,664	3,030,854
Accumulated other comprehensive loss	(267)	(242)
Accumulated deficit	(502,429)	(497,043)

Total shareholders’ equity	2,568,986	2,533,587

Total liabilities and shareholders’ equity	$3,197,094	$3,149,677

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$245,775	$185,982
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	20,232	16,203
Sales and marketing	105,940	99,101
Technology and development	72,868	60,371
General and administrative	45,466	57,791
Acquisition-related costs	105	593

Total costs and expenses	244,611	234,059

Income (loss) from operations	1,164	(48,077)
Other income	953	681
Interest expense	(6,723)	(1,573)

Loss before income taxes	(4,606)	(48,969)
Income tax benefit	—	1,364

Net loss	$(4,606)	$(47,605)

Net loss per share — basic and diluted	$(0.03)	$(0.27)
Weighted-average shares outstanding — basic and diluted	183,158	178,686

(1) Amortization of website development costs and intangible assets included in technology and development	$23,261	$20,059

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(4,606)	$(47,605)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(25)	641
Reclassification adjustment for net gains from investments included in net loss	—	(1)

Net unrealized gains (losses) on investments	(25)	640

Total other comprehensive income (loss)	(25)	640

Comprehensive loss	$(4,631)	$(46,965)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(4,606)	$(47,605)
Adjustments to reconcile net loss to net cash provided by operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	27,135	23,807
Share-based compensation expense	26,395	25,551
Amortization of discount and issuance costs on 2021 Notes	4,353	—
Release of valuation allowance on certain deferred tax assets	—	1,364
Loss on disposal of property and equipment	999	1,436
Bad debt expense	718	313
Deferred rent	190	(7)
Amortization of bond premium	223	430
Changes in operating assets and liabilities:
Accounts receivable	(2,059)	(2,770)
Prepaid expenses and other assets	4,737	2,708
Accounts payable	53	1,594
Accrued expenses and other current liabilities	4,683	2,793
Accrued compensation and benefits	2,539	8,759
Deferred revenue	1,598	3,294
Other long-term liabilities	—	(2,749)

Net cash provided by operating activities	66,958	18,918
Investing activities
Proceeds from maturities of investments	49,107	44,108
Purchases of investments	(84,008)	(38,760)
Proceeds from sales of investments	—	4,795
Decrease in restricted cash	—	1,962
Purchases of property and equipment	(14,163)	(14,251)
Purchases of intangible assets	(5,308)	(2,675)
Proceeds from divestiture of business	579	—
Cash paid for acquisition, net	(6,002)	(12,357)

Net cash used in investing activities	(59,795)	(17,178)
Financing activities
Proceeds from exercise of stock options	11,006	1,682
Value of equity awards withheld for tax liability	(237)	(117)

Net cash provided by financing activities	10,769	1,565
Net increase in cash and cash equivalents during period	17,932	3,305
Cash and cash equivalents at beginning of period	243,592	229,138

Cash and cash equivalents at end of period	$261,524	$232,443

Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$2,868	$2,250
Write-off of fully depreciated property and equipment	$3,446	$6,834
Write-off of fully amortized intangible assets	$5,280	$—

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments and HREO. In addition, Zillow Group works with tens of thousands of real estate agents, lenders and rental professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Mortech, dotloop and Bridge Interactive. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; rates of revenue growth; engagement and usage of our products; competition in our market; outcomes of legal proceedings; changes in government regulation affecting our business; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; protection of our brand and intellectual property; intellectual property infringement and other claims; and protection of customers’ information and other privacy concerns, among other things.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 7, 2017. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2017, our results of operations and comprehensive loss for the three month periods ended March 31, 2017 and 2016, and our cash flows for the three month periods ended March 31, 2017 and 2016. The results of the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any interim period or for any other future year.

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

Reclassifications

Certain immaterial reclassifications have been made in the condensed consolidated statement of operations to conform data for prior periods to the current format. The Company reclassified certain technology-related costs and expenses between expense categories. Amounts previously reported in the condensed consolidated statement of operations for the three months ended March 31, 2016 were revised herein as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Cost of revenue (exclusive of amortization)	$16,452	$16,203	$(249)
Sales and marketing	98,760	99,101	341
Technology and development	64,417	60,371	(4,046)
General and administrative	53,837	57,791	3,954

Certain immaterial reclassifications have been made in the statement of cash flows to conform data for prior periods to the current format.

Recently Adopted Accounting Standards

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We adopted this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on contingent put and call options in debt instruments. This guidance clarifies that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence and does not require an entity to separately assess whether the contingency itself is indexed only to interest rates or the credit risk of the entity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The adoption of this guidance requires a modified retrospective transition method. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2017 and elected to account for forfeitures as they occur using the modified retrospective approach through a cumulative-effect adjustment of approximately $0.8 million to beginning accumulated deficit. We also recognized our previously unrecognized excess tax benefits related to share-based payment awards using the modified retrospective approach, which resulted in no net impact to beginning accumulated deficit. The previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, our deferred tax asset would have increased by $128.3 million. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance related to the premium amortization on purchased callable debt securities. This guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We expect to adopt this guidance on January 1, 2019. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In December 2016, the FASB issued guidance to narrow the definition of a business. This guidance assists entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We expect to adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance requires the use of an expected loss impairment model for instruments measured at amortized cost. For available-for-sale debt securities, an entity is required to recognize credit losses through an allowance for credit losses rather than as a write-down. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We expect to adopt this guidance on January 1, 2020. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In February 2016, the FASB issued guidance on leases. This guidance requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This guidance also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We anticipate this guidance will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We continue to assess the potential impacts of this guidance, including the impact the adoption of this guidance will have on our results of operations or cash flows, if any.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This guidance requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied prospectively to equity investments that exist as of the adoption date. We expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We currently plan to adopt this guidance using the modified retrospective transition approach, which would result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying this guidance to contracts in process as of the adoption date. Under this approach, we would not restate the prior financial statements presented. This guidance requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. While we continue to assess all potential impacts of this new guidance, we currently expect a significant impact related to the accounting for the cost of sales commissions. Under this new guidance, the cost of sales commissions will be recorded as an asset and recognized as an operating expense over the period that we expect to recover the costs. Currently we expense the cost of sales commissions as incurred. We continue to assess the impact the adoption of this guidance will have on our financial position, results of operations and cash flows.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds, commercial paper and certificates of deposit, with original maturities of three months or less. The fair value measurement of money market funds is based on quoted market prices in active markets, and the fair value measurement of commercial paper and certificates of deposit is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$182,978	$182,978	$—
Commercial paper	3,991	—	3,991
Certificates of deposit	748	—	748
Short-term investments:
U.S. government agency securities	202,933	—	202,933
Corporate notes and bonds	59,762	—	59,762
Municipal securities	14,384	—	14,384
Commercial paper	8,972	—	8,972
Foreign government securities	5,990	—	5,990
Certificates of deposit	5,479	—	5,479
Restricted cash	1,053	—	1,053

Total	$486,290	$182,978	$303,312

	December 31, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$166,527	$166,527	$—
Certificates of deposit	460	—	460
Short-term investments:
U.S. government agency securities	162,312	—	162,312
Corporate notes and bonds	61,483	—	61,483
Commercial paper	14,952	—	14,952
Municipal securities	11,912	—	11,912
Certificates of deposit	6,226	—	6,226
Foreign government securities	5,985	—	5,985
Restricted cash	1,053	—	1,053

Total	$430,910	$166,527	$264,383

See Note 9 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.

We did not have any Level 3 assets as of March 31, 2017 or December 31, 2016. There were no liabilities measured at fair value on a recurring basis as of March 31, 2017 or December 31, 2016.

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

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash	$73,807	$—	$—	$73,807
Cash equivalents:
Money market funds	182,978	—	—	182,978
Commercial paper	3,991	—	—	3,991
Certificates of deposit	748	—	—	748
Short-term investments:
U.S. government agency securities	203,102	14	(183)	202,933
Corporate notes and bonds	59,795	2	(35)	59,762
Municipal securities	14,399	—	(15)	14,384
Commercial paper	8,972	—	—	8,972
Foreign government securities	5,996	—	(6)	5,990
Certificates of deposit	5,479	—	—	5,479
Restricted cash	1,053	—	—	1,053

Total	$560,320	$16	$(239)	$560,097

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$76,605	$—	$—	$76,605
Cash equivalents:
Money market funds	166,527	—	—	166,527
Certificates of deposit	460	—	—	460
Short-term investments:
U.S. government agency securities	162,438	31	(157)	162,312
Corporate notes and bonds	61,530	3	(50)	61,483
Commercial paper	14,952	—	—	14,952
Municipal securities	11,925	—	(13)	11,912
Certificates of deposit	6,226	—	—	6,226
Foreign government securities	5,995	—	(10)	5,985
Restricted cash	1,053	—	—	1,053

Total	$507,711	$34	$(230)	$507,515

The following table presents available-for-sale investments by contractual maturity date as of March 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$196,481	$196,376
Due after one year through two years	101,262	101,144

Total	$297,743	$297,520

Note 5. Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2017	December 31, 2016
Website development costs	$107,866	$102,130
Computer equipment	28,049	28,175
Leasehold improvements	38,346	37,923
Construction-in-progress	19,009	19,470
Office equipment, furniture and fixtures	19,583	19,254

Property and equipment	212,853	206,952
Less: accumulated amortization and depreciation	(117,908)	(108,664)

Property and equipment, net	$94,945	$98,288

We recorded depreciation expense related to property and equipment (other than website development costs) of $3.9 million and $3.7 million, respectively, during the three months ended March 31, 2017 and 2016.

We capitalized $12.5 million and $11.5 million, respectively, in website development costs during the three months ended March 31, 2017 and 2016. Amortization expense for website development costs included in technology and development expenses was $10.1 million and $9.1 million, respectively, during the three months ended March 31, 2017 and 2016.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6. Acquisition and Equity Investment

Acquisition

On January 11, 2017, Zillow, Inc. acquired substantially all of the operating assets of RealNet Solutions, Inc., a New York corporation, RealNetDB, LLC, a New York limited liability company, Hamptons Real Estate Online, Inc., a New York corporation, and HREO.com, LLC, a New York limited liability company (collectively, “HREO”), pursuant to an Asset Purchase Agreement entered into by Zillow, Inc., HREO, each of the equity owners of HREO, and an individual acting as representative of the HREO equity holders. HREO is a Hamptons-focused real estate portal which provides buyers and renters with a specialized search experience and access to the area’s most comprehensive for-sale, for-rent, and vacant land listings. HREO’s listing entry and distribution software, RealNet and Open RealNet Exchange, provides real estate professionals with tools to manage and market their listings. Our acquisition of HREO has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of January 11, 2017. We acquired goodwill of $4.0 million, identifiable intangible assets of $2.1 million and net liabilities of approximately $0.1 million.

Acquisition-related costs incurred related to the acquisition of HREO, which primarily included legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred and were not material.

The results of operations related to the acquisition of HREO have been included in our condensed consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our condensed consolidated financial statements.

Equity Investment

In October 2016, we purchased a 10% equity interest in a variable interest entity within the real estate industry for $10.0 million, which is accounted for as a cost method investment and classified within other assets in the consolidated balance sheet. In October 2016, we also entered into an immaterial commercial agreement with this entity. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of March 31, 2017. As there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment as of March 31, 2017, and it is not practicable to estimate the fair value of the investment given the investment’s fair value is not readily determinable, an estimate of the fair value of the cost method investment was not performed.

Note 7. Goodwill

The following table presents the change in goodwill from December 31, 2016 through March 31, 2017 (in thousands):

Balance as of December 31, 2016	$1,923,480
Goodwill recorded in connection with the acquisition of HREO	3,970

Balance as of March 31, 2017	$1,927,450

The goodwill recorded in connection with the acquisition of HREO, which includes intangible assets that do not qualify for separate recognition, is deductible for tax purposes.

Note 8. Intangible Assets, net

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$31,510	$(12,984)	$18,526
Software	11,347	(5,631)	5,716
Customer relationships	103,900	(34,829)	69,071
Developed technology	111,480	(41,205)	70,275
Trade names and trademarks	4,900	(3,145)	1,755
Advertising relationships	9,000	(6,348)	2,652
MLS home data feeds	1,100	(776)	324
Intangibles-in-progress	6,452	—	6,452

Total	$279,689	$(104,918)	$174,771

	December 31, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$35,205	$(15,508)	$19,697
Software	9,712	(4,773)	4,939
Customer relationships	103,200	(30,952)	72,248
Developed technology	110,080	(36,341)	73,739
Trade names and trademarks	4,900	(2,877)	2,023
Advertising relationships	9,000	(5,598)	3,402
MLS home data feeds	1,100	(684)	416

Total	$273,197	$(96,733)	$176,464

Amortization expense recorded for intangible assets for the three months ended March 31, 2017 and 2016 was $13.1 million and $11.5 million, respectively. These amounts are included in technology and development expenses.

As of March 31, 2017 and December 31, 2016, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization.

Intangibles-in-progress consist of purchased content and software that are capitalizable but have not been placed in service.

Note 9. Convertible Senior Notes

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

The net proceeds from the issuance of the 2021 Notes were approximately $447.8 million, after deducting fees and expenses. The Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase a portion of the outstanding 2020 Notes (see additional information below under “Trulia’s Convertible Senior Notes due 2020”) in privately negotiated transactions. In addition, the Company used approximately $36.6 million of the net proceeds from the issuance of the 2021 Notes to pay the cost of the capped call transactions with the initial purchaser of the 2021 Notes and two additional financial institutions (“Capped Call Confirmations”) as discussed further below. The Company used the remainder of the net proceeds for general corporate purposes.

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of March 31, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

In accounting for the issuance of the 2021 Notes, the Company separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2021 Notes. The difference between the principal amount of the 2021 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the 2021 Notes. The equity component of the 2021 Notes of approximately $91.4 million is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred transaction costs of approximately $12.2 million related to the issuance of the 2021 Notes, including approximately $11.5 million in fees to the initial purchaser, which amount was paid out of the gross proceeds from the note offering. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2021 Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the condensed consolidated balance sheet and amortized to interest expense over the term of the 2021 Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

Interest expense related to the 2021 Notes for the three months ended March 31, 2017 was $6.7 million, which is comprised of approximately $4.4 million related to the amortization of debt discount and debt issuance costs and $2.3 million for the contractual coupon interest. The effective interest rate on the liability component of the 2021 Notes for the three months ended March 31, 2017 is 7.44%. Accrued interest related to the 2021 Notes as of March 31, 2017 and December 31, 2016 was $2.8 million and $0.5 million, respectively, and is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
March 31, 2017	$460,000	$(98,380)	$361,620
December 31, 2016	$460,000	$(102,733)	$357,267

As of March 31, 2017, the unamortized debt discount and debt issuance costs for the 2020 Notes will be amortized to interest expense over a remaining period of approximately 56 months.

The estimated fair value of the 2021 Notes was $455.3 million and $474.2 million, respectively, as of March 31, 2017 and December 31, 2016. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.

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

Interest expense related to the 2020 Notes for the three months ended March 31, 2017 and 2016 was $0.1 million and $1.6 million, respectively. Accrued interest related to the 2020 Notes as of March 31, 2017 and December 31, 2016 was not material.

The carrying value of the 2020 Notes was $10.1 million as of March 31, 2017 and December 31, 2016. The estimated fair value of the 2020 Notes was $16.5 million and $17.3 million, respectively, as of March 31, 2017 and December 31, 2016. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 10. Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three months ended March 31, 2017 and 2016, we did not have a material amount of current taxable income, and we are not projecting a material amount of current taxable income for the year ending December 31, 2017. We have provided a full valuation allowance against our net deferred tax assets as of March 31, 2017 and December 31, 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $893.3 million as of December 31, 2016, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $13.5 million (tax effected) as of December 31, 2016.

We recorded an income tax benefit of $1.4 million for the three months ended March 31, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 11. Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2017 or December 31, 2016.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three months ended March 31, 2017 and the year ended December 31, 2016, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.

Note 12. Share-Based Awards

In connection with our February 2015 acquisition of Trulia, we assumed the obligations of Zillow, Inc. and Trulia outstanding under pre-existing stock plans. We intend that future equity grants will be made under Zillow Group’s 2011 Amended and Restated Incentive Plan (as amended and/or restated from time to time, the “2011 Plan”) only (or a successor thereto).

Zillow Group, Inc. Amended and Restated 2011 Incentive Plan

On July 19, 2011, the 2011 Plan became effective and serves as the successor to Zillow, Inc.’s 2005 Equity Incentive Plan (the “2005 Plan”). Shareholders last approved the 2011 Plan on June 15, 2016. In addition to the share reserve of 18,400,000 shares, the number of shares available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock, Class B common stock, and Class C capital stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under the 2005 Plan, but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisors and independent contractors. The board of directors has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by our board of directors. The 2011 Plan provides that in the event of a stock dividend, stock split or similar event, the maximum number and kind of securities available for issuance under the plan will be proportionally adjusted.

Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Under the 2011 Plan, the maximum term of an option is ten years from the date of grant. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options after 3 months following their termination of employment or 12 months in the event of termination by reason of death, disability or retirement. Options granted under the 2011 Plan typically expire seven or 10 years from the grant date and typically vest either 25% after 12 months and ratably thereafter over the next 36 months or quarterly over a period of four years, though certain options have been granted with alternative vesting schedules.

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

Option Awards

The following table summarizes option award activity for the three months ended March 31, 2017:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	29,628,443	$24.11	5.97	$376,004
Granted	3,922,269	35.22
Exercised	(1,038,560)	10.60
Forfeited or cancelled	(264,111)	33.04

Outstanding at March 31, 2017	32,248,041	25.83	6.04	283,296
Vested and exercisable at March 31, 2017	15,047,317	21.76	4.34	191,603

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2017	2016
Expected volatility	48%–49%	51%
Expected dividend yields	—	—
Risk-free interest rate	1.75%–1.84%	1.05%–1.12%
Weighted-average expected life	4.25–4.75 years	3.75–4.25 years
Weighted-average fair value of options granted	$14.21	$8.71

As of March 31, 2017, there was a total of $205.6 million in unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the three months ended March 31, 2017:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2017	3,780,577	$28.54
Granted	1,636,649	35.31
Vested	(351,710)	27.27
Forfeited or cancelled	(190,168)	26.81

Unvested outstanding at March 31, 2017	4,875,348	30.97

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of March 31, 2017, there was $141.1 million of total unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$903	$786
Sales and marketing	5,530	5,203
Technology and development	8,491	6,759
General and administrative	11,471	12,803

Total	$26,395	$25,551

Note 13. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period. In the calculation of basic net loss per share, undistributed earnings are allocated assuming all earnings during the period were distributed.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and Class A common stock and Class C capital stock underlying unvested restricted stock awards and unvested restricted stock units using the treasury stock method. Potential Class A common stock equivalents also include Class A common stock issuable upon conversion of the 2020 Notes using the if-converted method.

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted-average Class A common stock and Class C capital stock option awards and stock appreciation rights outstanding	27,994	9,994
Weighted-average Class A common stock and Class C capital stock unvested restricted stock awards and restricted stock units outstanding	4,042	2,718
Class A common stock issuable upon conversion of the 2020 Notes	444	9,535

Total Class A common stock and Class C capital stock equivalents	32,480	22,247

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

Note 14. Commitments and Contingencies

Lease Commitments

We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2017 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended March 31, 2017 and 2016 was $5.0 million and $3.9 million, respectively.

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

We capitalize payments made to third parties for data licenses that we expect to provide future economic benefit through the recovery of the costs of these arrangements via the generation of our revenue and margins. For data license contracts that include uneven payment amounts, we capitalize the payments as they are made as an intangible asset and amortize the total contract value over the estimated useful life. For contracts in which we have perpetual rights to the data and expect to utilize the data beyond the life of the contract, the total contract value is amortized on a straight-line basis over the life of the contract plus two years, which is equivalent to the estimated useful life of the asset. For contracts in which we either do not have access to the data beyond the contractual term or do not expect to utilize the data beyond the life of the contract, the total contract value is amortized on a straight-line basis over the term of the contract. We evaluate data content contracts for potential capitalization at the inception of the arrangement as well as each time periodic payments to third parties are made.

The amortization period for the capitalized purchased content is based on our best estimate of the useful life of the asset, which ranges from approximately five to nine years. The capitalized purchased data content is amortized on a straight-line basis as the pattern of delivery of the economic benefits of the data cannot reliably be determined because we do not have the ability to reliably predict future traffic to our mobile applications and websites.

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

Letters of Credit

As of March 31, 2017, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.5 million and $3.6 million as of March 31, 2017 and December 31, 2016, respectively.

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

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. The settlement of the class action lawsuit, which has not yet been approved by the court, was contingent on Zillow, Inc.’s complete resolution of the DOL compliance review. On November 28, 2016, Zillow, Inc. entered into a settlement agreement with the DOL that resolved the DOL’s compliance review. Under the terms of the settlement agreement, Zillow, Inc. agreed that it will make the voluntary payments contemplated by the class action lawsuit settlement and establish and maintain certain procedures to promote future compliance with the Fair Labor Standards Act. We expect to make the voluntary payments contemplated by the settlement agreement during 2017. The settlement agreement with the DOL does not require Zillow, Inc. to make any payments which are in addition to those contemplated by the class action lawsuit settlement. Zillow, Inc. has not admitted liability with respect to either the DOL settlement or the class action lawsuit settlement.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit, which was later memorialized in a settlement agreement executed by the parties on December 2, 2016, with payment by Zillow, Inc. of up to $6.0 million. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. On April 10, 2017, the parties executed an amendment to the settlement agreement providing that the settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in (i) its California offices from November 19, 2010 through the date on which the court grants preliminary approval and (ii) its Washington offices from March 1, 2013 through the date on which the court grants preliminary approval. The settlement is subject to court approval. We have recorded a liability related to the settlement for $6.0 million as of March 31, 2017 and December 31, 2016. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. We did not record an accrual related to this complaint as of December 31, 2016, as we did not believe a loss was probable. We did not record an accrual related to this complaint as of March 31, 2017, as the estimated range of loss is $0 to approximately $8.3 million, and no amount within the range is a better estimate than any other amount. There is a reasonable possibility that a loss may be incurred related to this complaint.

In April 2017, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) requesting information related to our March 2017 response to the CFPB’s February 2017 Notice and Opportunity to Respond and Advise (“NORA”) letter. The NORA letter notified us that the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take legal action against us, alleging that we violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and Section 1036 of the Consumer Financial Protection Act. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. This notice stems from an inquiry that commenced in 2015 when we received and responded to an initial Civil Investigative Demand from the CFPB containing a broad request for information. We believe our response to the NORA letter addresses the CFPB’s concerns related to our co-marketing program under which a lender pays us to appear in advertising alongside a real estate agent. We are continuing to cooperate with the CFPB in connection with their most recent request for information. We continue to believe that our acts and practices are lawful and that our co-marketing program allows lenders and agents to comply with RESPA. Should the CFPB commence an action against us, it may seek restitution, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not ultimately commence a legal action against us in this matter, nor are we able to predict the likely outcome of the investigation into this matter. We have not recorded an accrual related to this matter as of March 31, 2017 or December 31, 2016, as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

Note 15. Related Party Transactions

In February 2016, we paid a total of approximately $0.2 million and $0.2 million, respectively, to Mr. Lloyd Frink, our Vice Chairman and President, and Mr. Richard Barton, our Executive Chairman, for reimbursement of costs incurred by Mr. Frink and Mr. Barton for use of private planes by certain of the Company’s employees and Mr. Frink and Mr. Barton for business travel in prior years.

As of March 31, 2016, we recorded an accrual for approximately $0.1 million for an expected tax “gross-up” payment to Mr. Barton to cover the imputed income associated with one of his Hart-Scott-Rodino Antitrust Improvements Act of 1976 filings, which filing was required due to Mr. Barton’s ownership of Zillow, Inc.’s common stock.

Note 16. Self-Insurance

Prior to January 1, 2016, we were self-insured for a portion of our medical and dental benefits for certain employees of Trulia since the date of our acquisition of Trulia in February 2015. Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect from individual claims during the plan year exceeding $150,000 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our consolidated balance sheet and was $1.8 million as of March 31, 2017 and $1.7 million as of December 31, 2016.

Note 17. Employee Benefit Plan

Prior to January 1, 2016, we maintained separate defined contribution 401(k) retirement plans for employees of Zillow, Inc. and Trulia. Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $2.9 million and $2.4 million, respectively, for the three months ended March 31, 2017 and 2016.

Note 18. Segment Information and Revenue

We have one operating and reportable segment which has been identified based on how our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information on an entity-wide basis. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components.

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Marketplace revenue:
Premier Agent	$175,301	$134,529
Other real estate	34,755	17,978
Mortgages	20,270	16,454

Total Marketplace revenue	230,326	168,961
Display revenue	15,449	17,021

Total revenue	$245,775	$185,982

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments and HREO. In addition, Zillow Group works with tens of thousands of real estate agents, rental and mortgage professionals, helping maximize business opportunities and connect to millions of consumers. We also own and operate a number of brands for real estate, rental and mortgage professionals, including Mortech, dotloop and Bridge Interactive.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 70 million homes and added more than 478 million home photos, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. There were approximately 166.6 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2017 compared to 156.2 million average monthly unique users for the three months ended March 31, 2016, representing year-over-year growth of 7%.

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two primary revenue categories are marketplace revenue and display revenue.

Marketplace revenue consists of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent program, which offers a suite of marketing and business technology products and services to help real estate agents grow their businesses and personal brands. We offer our flagship Premier Agent advertising product on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, through which we offer advertising products in our rentals marketplace and a suite of tools for rental professionals, New Construction, which includes advertising services for homebuilders, as well as revenue from the sale of various other advertising and business software solutions and services for real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites.

During the three months ended March 31, 2017, we generated revenue of $245.8 million, as compared to $186.0 million in the three months ended March 31, 2016, an increase of 32%. This increase was primarily the result of a $40.8 million, or 30%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 18% to 1,533.0 million for the three months ended March 31, 2017 from 1,298.3 million for the three months ended March 31, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. We believe Premier Agent revenue was also positively impacted by the full implementation of a new pricing method for our Premier Agent product. During the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we applied this method broadly to our existing agent advertisers. The three months ended March 31, 2017 is the first full quarter of complete implementation of auction-based pricing for our Premier Agent product; at this early stage, we are unable to determine how the new pricing method will impact Premier Agent revenue long-term. Premier Agent revenue per visit increased 10% to $0.114 for the three months ended March 31, 2017 from $0.104 for the three months ended March 31, 2016.

In January 2017, we completed the acquisition of Hamptons Real Estate Online, Inc. (“HREO”), a Hamptons-focused real estate portal which provides buyers and renters with a specialized search experience and access to the area’s most comprehensive for-sale, for-rent, and vacant land listings. HREO’s listing entry and distribution software, RealNet and Open RealNet Exchange, provides real estate professionals with tools to manage and market their listings. For additional information about the acquisition of HREO, see Note 6 to our condensed consolidated financial statements.

As of March 31, 2017, we had 2,890 full-time employees compared to 2,776 full-time employees as of December 31, 2016.

Key Metrics

Management has identified unique users and visits as relevant to investors and others’ assessment of our financial condition and results of operations.

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered to our users. Growth in consumer traffic to our mobile applications and websites increases the number of impressions and clicks we can monetize in our marketplace and display revenue categories. In addition, our community of users improves the quality of our living database of homes with their contributions.

We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow measures unique users with Google Analytics and Trulia measures unique users with Adobe Analytics (formerly called Omniture analytical tools).

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in millions)
Average Monthly Unique Users	166.6	156.2	7%

Visits

The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications and websites. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our agent and other real estate professional advertisers.

We define a visit as a group of interactions by users with Zillow’s and Trulia’s mobile applications and websites, and beginning in March 2017, with StreetEasy’s mobile application and website. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.

Zillow and StreetEasy measure visits with Google Analytics and Trulia measures visits with Adobe Analytics. Visits to Trulia end after thirty minutes of user inactivity. Visits to Zillow and StreetEasy end either: (i) after thirty minutes of user inactivity or at midnight; or (ii) through a campaign change. A visit ends through a campaign change if a visitor arrives via one campaign or source (for example, via a search engine or referring link on a third-party website), leaves the mobile application or website, and then returns via another campaign or source.

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in millions)
Visits	1,533.0	1,298.3	18%

Basis of Presentation

Revenue

We generate revenue from the sale of advertising services and our suite of tools to businesses and professionals primarily associated with the residential real estate and mortgage industries. These professionals include local real estate and rental professionals, mortgage professionals and brand advertisers. Our two primary revenue categories are marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue for the three months ended March 31, 2017 and 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue.

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

We continue to support some legacy Trulia Premier Agent products, which are primarily sold on a fixed fee subscription basis for periods that generally range from six months to 12 months. Subscription advertising revenue for Trulia’s products included in Premier Agent revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, which includes our rentals marketplace and suite of tools for rental professionals, as well as revenue from the sale of various other marketing products and business software solutions and services to real estate professionals, including our new construction marketing solutions that allow builders to showcase their available inventory to home shoppers. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead and cost per lease generated basis. We recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed.

Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our Long Form and Custom Quote cost per lead mortgage marketing products, generally, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Through Long Form, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals through Long Form or Custom Quotes. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

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

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, share-based compensation expense and bonuses, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites.

Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, as well as headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees, and depreciation expense.

Technology and Development. Technology and development expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, and equipment and maintenance costs. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions, including developed technology and customer relationships, amongst others. Technology and development expenses also include depreciation expense.

General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for executive, finance, accounting, legal, human resources, recruiting, corporate information technology costs and other administrative support. General and administrative expenses also include legal settlement costs, legal, accounting and other third-party professional service fees, rent expense, depreciation expense and bad debt expense.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three months ended March 31, 2017, and 2016, we did not have a material amount of current taxable income. We have provided a full valuation allowance against our deferred tax assets as of March 31, 2017 and December 31, 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no material related tax liability or expense has been recorded in the financial statements.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$245,775	$185,982
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	20,232	16,203
Sales and marketing (1)	105,940	99,101
Technology and development (1)	72,868	60,371
General and administrative (1)	45,466	57,791
Acquisition-related costs	105	593

Total costs and expenses	244,611	234,059

Income (loss) from operations	1,164	(48,077)
Other income	953	681
Interest expense	(6,723)	(1,573)

Loss before income taxes	(4,606)	(48,969)
Income tax benefit	—	1,364

Net loss	$(4,606)	$(47,605)

Net loss per share — basic and diluted	$(0.03)	$(0.27)
Weighted-average shares outstanding — basic and diluted	183,158	178,686
Other Financial Data:
Adjusted EBITDA (3)	$54,799	$1,874

	Three Months Ended March 31,
	2017	2016
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$903	$786
Sales and marketing	5,530	5,203
Technology and development	8,491	6,759
General and administrative	11,471	12,803

Total	$26,395	$25,551

(2) Amortization of website development costs and intangible assets included in technology and development	$23,261	$20,059

(3)    See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	9
Sales and marketing	43	53
Technology and development	30	32
General and administrative	18	31
Acquisition-related costs	—	—

Total costs and expenses	100	126

Income (loss) from operations	—	(26)
Other income	—	—
Interest expense	(3)	(1)

Loss before income taxes	(2)	(26)
Income tax benefit	0	1

Net loss	(2%)	(26%)

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(4,606)	$(47,605)
Other income	(953)	(681)
Depreciation and amortization expense	27,135	23,807
Share-based compensation expense	26,395	25,551
Acquisition-related costs	105	593
Interest expense	6,723	1,573
Income tax benefit	—	(1,364)

Adjusted EBITDA	$54,799	$1,874

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Premier Agent	$175,301	$134,529	30%
Other real estate	34,755	17,978	93%
Mortgages	20,270	16,454	23%

Total Marketplace revenue	230,326	168,961	36%
Display revenue	15,449	17,021	(9%)

Total revenue	$245,775	$185,982	32%

	Three Months Ended March 31,
	2017	2016
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	71%	72%
Other real estate	14	10
Mortgages	8	9

Total Marketplace revenue	94	91
Display revenue	6	9

Total revenue	100%	100%

Overall revenue increased by $59.8 million, or 32%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Marketplace revenue increased by 36%, and display revenue decreased by 9%. There were approximately 166.6 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2017 compared to 156.2 million average monthly unique users for the three months ended March 31, 2016, representing year-over-year growth of 7%. This increase in unique users increased the number of impressions and clicks we monetized in our marketplace and display revenue categories.

Marketplace revenue grew to $230.3 million for the three months ended March 31, 2017 from $169.0 million for the three months ended March 31, 2016, an increase of $61.4 million. Marketplace revenue represented 94% of total revenue for the three months ended March 31, 2017 compared to 91% of total revenue for the three months ended March 31, 2016. The increase in marketplace revenue was primarily attributable to the $40.8 million, or 30%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 18% to 1,533.0 million for the three months ended March 31, 2017 from 1,298.3 million for the three months ended March 31, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we applied this method broadly to our existing agent advertisers. The three months ended March 31, 2017 is the first full quarter of complete implementation of auction-based pricing for our Premier Agent product; at this early stage, we are unable to determine how the new pricing method will impact Premier Agent revenue long-term. Premier Agent revenue per visit increased by 10% to $0.114 for the three months ended March 31, 2017 from $0.104 for the three months ended March 31, 2016. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent program in the period by the number of visits in the period.

The increase in marketplace revenue was also attributable to growth in other real estate revenue, which increased by $16.8 million, or 93%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in other real estate revenue was primarily a result of a 111% increase in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, or click that we monetize, and advertiser adoption of our cost per lead and cost per lease advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $3.8 million, or 23%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in mortgages revenue was primarily a result of a 98% increase in our average revenue per loan information request for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 6.6 million mortgage loan information requests submitted by consumers for the three months ended March 31, 2017 compared to 10.5 million mortgage loan information requests submitted by consumers for the three months ended March 31, 2016, a decrease of 38%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers.

Display revenue was $15.4 million for the three months ended March 31, 2017 compared to $17.0 million for the three months ended March 31, 2016, a decrease of $1.6 million. Display revenue represented 6% of total revenue for the three months ended March 31, 2017 compared to 9% of total revenue for the three months ended March 31, 2016. The decrease in display revenue is primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue, and as a result, we expect our display revenue to continue to decrease in future periods.

Cost of Revenue

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Cost of revenue	$20,232	$16,203	25%

Cost of revenue was $20.2 million for the three months ended March 31, 2017 compared to $16.2 million for the three months ended March 31, 2016, an increase of $4.0 million, or 25%. The increase in cost of revenue was primarily attributable to a $2.1 million increase in revenue share costs, a $1.0 million increase in data center and connectivity costs, increased headcount-related expenses of $0.3 million, including share-based compensation expense, driven by growth in headcount, and a $0.6 million increase in various miscellaneous expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Sales and marketing	$105,940	$99,101	7%

Sales and marketing expenses were $105.9 million for the three months ended March 31, 2017 compared to $99.1 million for the three months ended March 31, 2016, an increase of $6.8 million, or 7%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $4.6 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. In addition to the increases in headcount-related expenses, tradeshow and conferences expense and related travel increased by $2.0 million. Consistent with recent years, we expect sales and marketing expenses for the three months ended June 30, 2017 will reflect peak annual advertising expenditures by the company in line with typical seasonality in the residential real estate industry. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Technology and development	$72,868	$60,371	21%

Technology and development expenses, which include research and development costs, were $72.9 million for the three months ended March 31, 2017 compared to $60.4 million for the three months ended March 31, 2016, an increase of $12.5 million, or 21%. Approximately $9.6 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $1.2 million increase in amortization of website development costs and software, a $1.1 million increase in amortization of purchased data content intangible assets and a $0.6 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs and software was $10.9 million and $9.8 million, respectively, for the three months ended March 31, 2017 and 2016. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.9 million and $9.6 million, respectively, for the three months ended March 31, 2017 and 2016. Other data content expense was $6.4 million and $6.3 million, respectively, for the three months ended March 31, 2017 and 2016. Amortization expense included in technology and development for purchased data content intangible assets was $2.5 million and $1.4 million, respectively, for the three months ended March 31, 2017 and 2016. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
General and administrative	$45,466	$57,791	(21%)

General and administrative expenses were $45.5 million for the three months ended March 31, 2017 compared to $57.8 million for the three months ended March 31, 2016, a decrease of $12.3 million, or 21%. The decrease in general and administrative expenses was primarily a result of a $17.4 million decrease in professional services fees, primarily as a result of our settlement of litigation with Move, Inc. in June 2016. This decrease was partially offset by a $1.7 million increase in building lease-related expenses including rent, utilities and insurance, a $1.5 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $0.6 million increase in city and state taxes, and a $1.3 million increase in miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Acquisition-related costs	$105	$593	(82%)

Acquisition-related costs were $0.1 million for the three months ended March 31, 2017 as a result of our January 2017 acquisition of HREO, including legal and accounting fees. Acquisition-related costs were $0.6 million for the three months ended March 31, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments, including legal and accounting fees.

Interest Expense

	Three Months Ended March 31,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Interest expense	$6,723	$1,573	327%

Interest expense was $6.7 million for the three months ended March 31, 2017, compared to $1.6 million for the three months ended March 31, 2016.

For the three months ended March 31, 2017, interest expense primarily relates to the 2021 Notes that were issued on December 12, 2016. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017. As a result of the issuance of the 2021 Notes, we expect that our interest expense will increase in future periods related to the contractual coupon interest and amortization of debt discount and debt issuance costs that will be recognized in interest expense.

For the three months ended March 31, 2016, interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at 2.75% annually.

For additional information regarding the 2020 Notes and the 2021 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents, restricted cash, and investments of $560.1 million and $507.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Investments as of March 31, 2017 and December 31, 2016 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

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

The net proceeds from the issuance of the 2021 Notes were approximately $447.8 million, after deducting fees and expenses. The Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase a portion of the outstanding 2020 Notes in privately negotiated transactions. In addition, the Company used approximately $36.6 million of the net proceeds from the issuance of the 2021 Notes to pay the cost of Capped Call Confirmations as discussed in Note 9 to our condensed consolidated financial statements. The Company used the remainder of the net proceeds for general corporate purposes.

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of March 31, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes).

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

For additional information regarding the 2021 Notes, see Note 9 to our condensed consolidated financial statements.

The following table presents selected cash flow data for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by operating activities	$66,958	$18,918
Net cash used in investing activities	(59,795)	(17,178)
Net cash provided by financing activities	10,769	1,565

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

For the three months ended March 31, 2017, net cash provided by operating activities was $67.0 million. This was primarily driven by a net loss of $4.6 million, adjusted by depreciation and amortization expense of $27.1 million, share-based compensation expense of $26.4 million, amortization of the discount and issuance costs on the 2021 Notes of $4.4 million, a loss on disposal of property and equipment of $1.0 million and an increase in bad debt expense of $0.7 million. Changes in operating assets and liabilities increased cash provided by operating activities by $11.6 million. The increase in operating assets and liabilities is primarily due to a $4.7 million increase in accrued expenses and other current liabilities due primarily to interest accrued on the 2021 Notes and the timing of payments related to various expenses, and a $4.7 million increase in prepaid expenses and other assets driven primarily by the timing of payments.

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

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, net cash paid in connection with acquisitions and proceeds from divestitures of businesses.

For the three months ended March 31, 2017, net cash used in investing activities was $59.8 million. This was primarily the result of $34.9 million of net purchases of investments, $19.5 million of purchases for property and equipment and intangible assets, and $6.0 million paid in connection with an acquisition, partially offset by $0.6 million in proceeds from our August 2016 sale of our Diverse Solutions business.

For the three months ended March 31, 2016, net cash used in investing activities was $17.2 million. This was primarily the result of $16.9 million of purchases for property and equipment and intangible assets, and $12.4 million paid in connection with our February 2016 acquisition of Naked Apartments, partially offset by $10.1 million of net maturities and sales of investments.

Cash Flows Provided By Financing Activities

For the three months ended March 31, 2017 and 2016, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the three months ended March 31, 2017 and 2016 were $11.0 million and $1.7 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.5 million as of March 31, 2017. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.1 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.5 million as of March 31, 2017.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, we have outstanding $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”). The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. As of March 31, 2017, we also have outstanding $10.1 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year. Since the 2020 Notes and 2021 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates. However, the fair values of the 2020 Notes and 2021 Notes change primarily when the market price of our stock fluctuates or interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 14 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2016. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2017.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Zillow Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2017, and incorporated herein by reference).

10.2*	Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Zillow Group’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.3*	Letter Agreement dated March 6, 2017 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2017	ZILLOW GROUP, INC.

	By:	/s/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary