Form 10-Q
period 2017-06-30
ZILLOW GROUP, INC.
filed 2017-08-08
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 55,837,424 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 125,073,418 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$276,465	$243,592
Short-term investments	322,463	262,870
Accounts receivable, net of allowance for doubtful accounts of $3,551 and $1,337 at June 30, 2017 and December 31, 2016, respectively	47,716	40,527
Prepaid expenses and other current assets	39,979	34,817

Total current assets	686,623	581,806
Restricted cash	1,053	1,053
Property and equipment, net	103,004	98,288
Goodwill	1,927,450	1,923,480
Intangible assets, net	514,513	527,464
Other assets	27,442	17,586

Total assets	$3,260,085	$3,149,677

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,037	$4,257
Accrued expenses and other current liabilities	43,273	38,427
Accrued compensation and benefits	24,560	24,057
Deferred revenue	30,912	29,154
Deferred rent, current portion	1,748	1,347

Total current liabilities	102,530	97,242
Deferred rent, net of current portion	16,647	15,298
Long-term debt	376,259	367,404
Deferred tax liabilities and other long-term liabilities	134,146	136,146

Total liabilities	629,582	616,090
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 55,802,715 and 54,402,809 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	6	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 6,217,447 shares issued and outstanding as of June 30, 2017 and December 31, 2016	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 124,995,978 and 121,838,462 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	3,155,202	3,030,854
Accumulated other comprehensive loss	(444)	(242)
Accumulated deficit	(524,274)	(497,043)

Total shareholders’ equity	2,630,503	2,533,587

Total liabilities and shareholders’ equity	$3,260,085	$3,149,677

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$266,850	$208,403	$512,625	$394,385
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	20,260	16,745	40,492	32,948
Sales and marketing	131,218	99,629	237,158	198,730
Technology and development	78,541	63,396	151,409	123,767
General and administrative	53,346	183,759	98,812	241,550
Acquisition-related costs	43	204	148	797

Total costs and expenses	283,408	363,733	528,019	597,792

Loss from operations	(16,558)	(155,330)	(15,394)	(203,407)
Other income	1,610	753	2,563	1,434
Interest expense	(6,897)	(1,572)	(13,620)	(3,145)

Loss before income taxes	(21,845)	(156,149)	(26,451)	(205,118)
Income tax benefit	—	—	—	1,364

Net loss	$(21,845)	$(156,149)	$(26,451)	$(203,754)

Net loss per share — basic and diluted	$(0.12)	$(0.87)	$(0.14)	$(1.14)
Weighted-average shares outstanding — basic and diluted	185,439	179,451	184,305	179,067

(1) Amortization of website development costs and intangible assets included in technology and development	$23,159	$22,252	$46,420	$42,925

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(21,845)	$(156,149)	$(26,451)	$(203,754)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(177)	202	(202)	843
Reclassification adjustment for net losses from investments included in net loss	—	6	—	5

Net unrealized gains (losses) on investments	(177)	208	(202)	848

Total other comprehensive income (loss)	(177)	208	(202)	848

Comprehensive loss	$(22,022)	$(155,941)	$(26,653)	$(202,906)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(26,451)	$(203,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	54,157	49,357
Share-based compensation expense	55,588	53,867
Amortization of discount and issuance costs on 2021 Notes	8,855	—
Release of valuation allowance on certain deferred tax assets	—	1,364
Loss on disposal of property and equipment	2,024	2,170
Bad debt expense	3,960	927
Deferred rent	1,750	1,321
Amortization of bond premium	376	808
Changes in operating assets and liabilities:
Accounts receivable	(11,149)	(6,608)
Prepaid expenses and other assets	(5,845)	7,122
Accounts payable	(1,714)	13,743
Accrued expenses and other current liabilities	1,203	5,005
Accrued compensation and benefits	503	12,708
Deferred revenue	1,635	4,190
Other long-term liabilities	—	(2,749)

Net cash provided by (used in) operating activities	84,892	(60,529)
Investing activities
Proceeds from maturities of investments	133,432	105,440
Purchases of investments	(193,604)	(83,976)
Proceeds from sales of investments	—	4,795
Decrease in restricted cash	—	1,962
Purchases of property and equipment	(31,608)	(31,294)
Purchases of intangible assets	(6,784)	(5,420)
Purchase of cost method investment	(10,000)	—
Proceeds from divestiture of a business	579	—
Cash paid for acquisitions, net	(6,002)	(12,357)

Net cash used in investing activities	(113,987)	(20,850)
Financing activities
Proceeds from exercise of stock options	62,263	7,737
Value of equity awards withheld for tax liability	(295)	(286)

Net cash provided by financing activities	61,968	7,451
Net increase (decrease) in cash and cash equivalents during period	32,873	(73,928)
Cash and cash equivalents at beginning of period	243,592	229,138

Cash and cash equivalents at end of period	$276,465	$155,210

Supplemental disclosures of cash flow information
Cash paid for interest	$4,458	$3,163
Noncash transactions:
Capitalized share-based compensation	$5,289	$5,304
Write-off of fully depreciated property and equipment	$7,552	$9,986
Write-off of fully amortized intangible assets	$5,302	$—

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments and RealEstate.com. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop and Bridge Interactive. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; competition in our market; outcomes of legal proceedings; changes in government regulation affecting our business; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2017, our results of operations and comprehensive loss for the three and six month periods ended June 30, 2017 and 2016, and our cash flows for the six month periods ended June 30, 2017 and 2016. The results of the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any interim period or for any other future year.

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

Reclassifications

Certain immaterial reclassifications have been made in the condensed consolidated statement of operations to conform data for prior periods to the current format. The Company reclassified certain technology-related costs and expenses between expense categories. Amounts previously reported in the condensed consolidated statement of operations for the three months ended June 30, 2016 were revised herein as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Cost of revenue (exclusive of amortization)	$17,220	$16,745	$(475)
Sales and marketing	99,256	99,629	373
Technology and development	67,421	63,396	(4,025)
General and administrative	179,632	183,759	4,127

Amounts previously reported in the condensed consolidated statement of operations for the six months ended June 30, 2016 were revised herein as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Cost of revenue (exclusive of amortization)	$33,672	$32,948	$(724)
Sales and marketing	198,016	198,730	714
Technology and development	131,838	123,767	(8,071)
General and administrative	233,469	241,550	8,081

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

In February 2016, the FASB issued guidance on leases. This guidance requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This guidance also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We anticipate this guidance will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We continue to assess the potential impacts of this guidance, including the impact the adoption of this guidance will have on our results of operations and cash flows, if any.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds, U.S. government agency securities, commercial paper and certificates of deposit, with original maturities of three months or less. The fair value measurement of money market funds is based on quoted market prices in active markets, and the fair value measurement of U.S. government agency securities, commercial paper and certificates of deposit is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$199,054	$199,054	$—
U.S. government agency securities	10,981	—	10,981
Commercial paper	8,987	—	8,987
Short-term investments:
U.S. government agency securities	230,211	—	230,211
Corporate notes and bonds	38,004	—	38,004
Commercial paper	28,133	—	28,133
Municipal securities	12,766	—	12,766
Certificates of deposit	7,359	—	7,359
Foreign government securities	5,990	—	5,990
Restricted cash	1,053	—	1,053

Total	$542,538	$199,054	$343,484

	December 31, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$166,527	$166,527	$—
Certificates of deposit	460	—	460
Short-term investments:
U.S. government agency securities	162,312	—	162,312
Corporate notes and bonds	61,483	—	61,483
Commercial paper	14,952	—	14,952
Municipal securities	11,912	—	11,912
Certificates of deposit	6,226	—	6,226
Foreign government securities	5,985	—	5,985
Restricted cash	1,053	—	1,053

Total	$430,910	$166,527	$264,383

See Note 9 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.

We did not have any Level 3 assets as of June 30, 2017 or December 31, 2016. There were no liabilities measured at fair value on a recurring basis as of June 30, 2017 or December 31, 2016.

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

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$57,443	$—	$—	$57,443
Cash equivalents:
Money market funds	199,054	—	—	199,054
U.S. government agency securities	10,981	—	—	10,981
Commercial paper	8,987	—	—	8,987
Short-term investments:
U.S. government agency securities	230,554	3	(346)	230,211
Corporate notes and bonds	38,041	3	(40)	38,004
Commercial paper	28,133	—	—	28,133
Municipal securities	12,778	1	(13)	12,766
Certificates of deposit	7,359	—	—	7,359
Foreign government securities	5,997	—	(7)	5,990
Restricted cash	1,053	—	—	1,053

Total	$600,380	$7	$(406)	$599,981

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$76,605	$—	$—	$76,605
Cash equivalents:
Money market funds	166,527	—	—	166,527
Certificates of deposit	460	—	—	460
Short-term investments:
U.S. government agency securities	162,438	31	(157)	162,312
Corporate notes and bonds	61,530	3	(50)	61,483
Commercial paper	14,952	—	—	14,952
Municipal securities	11,925	—	(13)	11,912
Certificates of deposit	6,226	—	—	6,226
Foreign government securities	5,995	—	(10)	5,985
Restricted cash	1,053	—	—	1,053

Total	$507,711	$34	$(230)	$507,515

The following table presents available-for-sale investments by contractual maturity date as of June 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$205,975	$205,744
Due after one year through two years	116,887	116,719

Total	$322,862	$322,463

Note 5. Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2017	December 31, 2016
Website development costs	$114,292	$102,130
Computer equipment	29,003	28,175
Leasehold improvements	41,963	37,923
Construction-in-progress	22,460	19,470
Office equipment, furniture and fixtures	22,405	19,254

Property and equipment	230,123	206,952
Less: accumulated amortization and depreciation	(127,119)	(108,664)

Property and equipment, net	$103,004	$98,288

We recorded depreciation expense related to property and equipment (other than website development costs) of $3.9 million and $4.7 million, respectively, during the three months ended June 30, 2017 and 2016, and $7.7 million and $8.5 million, respectively, during the six months ended June 30, 2017 and 2016.

We capitalized $12.0 million and $13.6 million, respectively, in website development costs during the three months ended June 30, 2017 and 2016, and $26.4 million and $25.1 million, respectively, during the six months ended June 30, 2017 and 2016. Amortization expense for website development costs included in technology and development expenses was $9.8 million and $9.9 million, respectively, during the three months ended June 30, 2017 and 2016, and $19.9 million and $19.1 million, respectively, during the six months ended June 30, 2017 and 2016.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6. Equity Investments

In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million, which is accounted for as a cost method investment and classified within other assets in the condensed consolidated balance sheet.

In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million, which is accounted for as a cost method investment and classified within other assets in the condensed consolidated balance sheet. In October 2016, we also entered into an immaterial commercial agreement with this entity. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of June 30, 2017.

As there were no identified events or changes in circumstances that may have a significant adverse effect on the fair values of our cost method investments as of June 30, 2017, and it is not practicable to estimate the fair values of the investments given the fair values of the investments are not readily determinable, an estimate of the fair values of the cost method investments was not performed.

Note 7. Goodwill

The following table presents the change in goodwill from December 31, 2016 through June 30, 2017 (in thousands):

Balance as of December 31, 2016	$1,923,480
Goodwill recorded in connection with the acquisition of HREO	3,970

Balance as of June 30, 2017	$1,927,450

Note 8. Intangible Assets, net

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$32,760	$(15,482)	$17,278
Software	14,143	(6,583)	7,560
Customer relationships	103,900	(38,706)	65,194
Developed technology	111,480	(46,069)	65,411
Trade names and trademarks	4,900	(3,414)	1,486
Advertising relationships	9,000	(7,098)	1,902
MLS home data feeds	1,100	(868)	232
Intangibles-in-progress	4,450	—	4,450

Total	$281,733	$(118,220)	$163,513

	December 31, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$35,205	$(15,508)	$19,697
Software	9,712	(4,773)	4,939
Customer relationships	103,200	(30,952)	72,248
Developed technology	110,080	(36,341)	73,739
Trade names and trademarks	4,900	(2,877)	2,023
Advertising relationships	9,000	(5,598)	3,402
MLS home data feeds	1,100	(684)	416

Total	$273,197	$(96,733)	$176,464

Amortization expense recorded for intangible assets for the three months ended June 30, 2017 and 2016 was $13.3 million and $12.3 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2017 and 2016 was $26.5 million and $23.8 million, respectively. These amounts are included in technology and development expenses.

As of June 30, 2017 and December 31, 2016, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization.

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

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of June 30, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

Interest expense related to the 2021 Notes for the three months ended June 30, 2017 was $6.8 million, which is comprised of approximately $4.5 million related to the amortization of debt discount and debt issuance costs and $2.3 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the six months ended June 30, 2017 was $13.4 million, which is comprised of approximately $8.8 million related to the amortization of debt discount and debt issuance costs and $4.6 million for the contractual coupon interest. Accrued interest related to the 2021 Notes as of June 30, 2017 and December 31, 2016 was $0.8 million and $0.5 million, respectively, and is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
June 30, 2017	$460,000	$(93,878)	$366,122
December 31, 2016	460,000	(102,733)	357,267

As of June 30, 2017, the unamortized debt discount and debt issuance costs for the 2021 Notes will be amortized to interest expense over a remaining period of approximately 53 months.

The estimated fair value of the 2021 Notes was $531.3 million and $474.2 million, respectively, as of June 30, 2017 and December 31, 2016. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.

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

Interest expense related to the 2020 Notes for the three months ended June 30, 2017 and 2016 was $0.1 million and $1.6 million, respectively. Interest expense related to the 2020 Notes for the six months ended June 30, 2017 and 2016 was $0.1 million and $3.1 million, respectively. Accrued interest related to the 2020 Notes as of June 30, 2017 and December 31, 2016 was not material.

The carrying value of the 2020 Notes was $10.1 million as of June 30, 2017 and December 31, 2016. The estimated fair value of the 2020 Notes was $20.9 million and $17.3 million, respectively, as of June 30, 2017 and December 31, 2016. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 10. Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2017 and 2016, we did not have a material amount of current taxable income, and we are not projecting a material amount of current taxable income for the year ending December 31, 2017. We have provided a full valuation allowance against our net deferred tax assets as of June 30, 2017 and December 31, 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $893.3 million as of December 31, 2016, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $13.5 million (tax effected) as of December 31, 2016.

We recorded an income tax benefit of $1.4 million for the six months ended June 30, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 11. Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2017 or December 31, 2016.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the six months ended June 30, 2017 and the year ended December 31, 2016, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

Option Awards

The following table summarizes option award activity for the six months ended June 30, 2017:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	29,628,443	$24.11	5.97	$376,004
Granted	4,026,726	35.46
Exercised	(3,879,814)	16.05
Forfeited or cancelled	(840,780)	32.98

Outstanding at June 30, 2017	28,934,575	26.52	6.00	650,099
Vested and exercisable at June 30, 2017	13,849,724	23.21	4.47	356,770

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	47%	51%	47% - 49%	51%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.67%	1.06%	1.67%-1.84%	1.05%-1.12%
Weighted-average expected life	4.25 years	4 years	4.25-4.75 years	3.75-4.25 years
Weighted-average fair value of options granted	$17.56	$11.11	$14.30	$8.92

As of June 30, 2017, there was a total of $179.3 million in unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the six months ended June 30, 2017:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2017	3,780,577	$28.54
Granted	1,872,628	36.09
Vested	(671,101)	28.09
Forfeited or cancelled	(547,209)	31.16

Unvested outstanding at June 30, 2017	4,434,895	31.47

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of June 30, 2017, there was $129.3 million of total unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$1,025	$982	$1,928	$1,768
Sales and marketing	6,250	6,395	11,780	11,598
Technology and development	10,400	8,366	18,891	15,125
General and administrative	11,518	12,573	22,989	25,376

Total	$29,193	$28,316	$55,588	$53,867

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

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average Class A common stock and Class C capital stock option awards and stock appreciation rights outstanding	29,921	19,407	29,214	14,164
Weighted-average Class A common stock and Class C capital stock unvested restricted stock awards and restricted stock units outstanding	4,654	4,106	4,320	3,412
Class A common stock issuable upon conversion of the 2020 Notes	427	9,535	427	9,535

Total Class A common stock and Class C capital stock equivalents	35,002	33,048	33,961	27,111

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

Note 14. Commitments and Contingencies

Lease Commitments

We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2017 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended June 30, 2017 and 2016 was $5.2 million and $3.8 million, respectively. Operating lease expense for the six months ended June 30, 2017 and 2016 was $10.1 million and $7.7 million, respectively.

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

Letters of Credit

As of June 30, 2017, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.5 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.2 million and $3.6 million as of June 30, 2017 and December 31, 2016, respectively.

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

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. The settlement of the class action lawsuit, which has not yet been finally approved by the court, was contingent on Zillow, Inc.’s complete resolution of the DOL compliance review. On November 28, 2016, Zillow, Inc. entered into a settlement agreement with the DOL that resolved the DOL’s compliance review. Under the terms of the settlement agreement, Zillow, Inc. agreed that it will make the voluntary payments contemplated by the class action lawsuit settlement and establish and maintain certain procedures to promote future compliance with the Fair Labor Standards Act. The settlement agreement with the DOL does not require Zillow, Inc. to make any payments which are in addition to those contemplated by the class action lawsuit settlement. Zillow, Inc. has not admitted liability with respect to either the DOL settlement or the class action lawsuit settlement.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit, which was later memorialized in a settlement agreement executed by the parties on December 2, 2016, with payment by Zillow, Inc. of up to $6.0 million. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. On April 10, 2017, the parties executed an amendment to the settlement agreement providing that the settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in (i) its California offices from November 19, 2010 through the date on which the court granted preliminary approval and (ii) its Washington offices from March 1, 2013 through the date on which the court granted preliminary approval. On May 26, 2017, the court granted preliminary approval of the settlement of the class action lawsuit. We expect to make the voluntary payments contemplated by the settlement agreement during 2017. We have recorded a liability related to the settlement for $6.0 million as of June 30, 2017 and December 31, 2016. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On July 18, 2017, the Company filed a Notice of Appeal with the Ninth Circuit Court of Appeals from the final judgment and prior rulings entered by the district court. We did not record an accrual related to this complaint as of December 31, 2016, as we did not believe a loss was probable. We have recorded an estimated liability for approximately $4.1 million as of June 30, 2017, which is classified in general and administrative expenses in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2017. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In April 2017, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) requesting information related to our March 2017 response to the CFPB’s February 2017 Notice and Opportunity to Respond and Advise (“NORA”) letter. The NORA letter notified us that the CFPB’s Office of Enforcement was considering whether to recommend that the CFPB take legal action against us, alleging that we violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and Section 1036 of the Consumer Financial Protection Act (“CFPA”). This notice stemmed from an inquiry that commenced in 2015 when we received and responded to an initial Civil Investigative Demand from the CFPB. We continue to cooperate with the CFPB in connection with requests for information. Based on correspondence from the CFPB in August 2017, we understand that it has concluded its investigation. The CFPB has invited us to discuss a possible settlement and indicated that it intends to pursue further action if those discussions do not result in a settlement. We continue to believe that our acts and practices are lawful and that our co-marketing program allows lenders and agents to comply with RESPA, and we will vigorously defend against any allegations to the contrary. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. We have not recorded an accrual related to this matter as of June 30, 2017 or December 31, 2016. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

Note 16. Self-Insurance

Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $150,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our consolidated balance sheet and was $2.0 million as of June 30, 2017 and $1.7 million as of December 31, 2016.

Note 17. Employee Benefit Plan

Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended June 30, 2017 and 2016 was $3.0 million and $2.4 million, respectively. The total expense related to the Zillow Group 401(k) Plan for the six months ended June 30, 2017 and 2016 was $5.9 million and $4.8 million, respectively.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Marketplace revenue:
Premier Agent	$189,725	$147,106	$365,026	$281,635
Other real estate	37,894	26,070	72,649	44,048
Mortgages	20,936	18,392	41,206	34,846

Total Marketplace revenue	248,555	191,568	478,881	360,529
Display revenue	18,295	16,835	33,744	33,856

Total revenue	$266,850	$208,403	$512,625	$394,385

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

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments and RealEstate.com. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop and Bridge Interactive.

Our living database of more than 110 million U.S. homes—homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 72 million homes, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on more than 100 million U.S. homes. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. There were approximately 178.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2017 compared to 168.7 million average monthly unique users for the three months ended June 30, 2016, representing year-over-year growth of 6%.

We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, mortgage and rental industries. These professionals include real estate, mortgage and rental professionals and brand advertisers. Our two primary revenue categories are marketplace revenue and display revenue.

Marketplace revenue consists of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent program, which offers a suite of marketing and business technology products and services to help real estate agents and brokers grow and manage their businesses and brands. We offer our flagship Premier Agent advertising product on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, through which we offer advertising products in our rentals marketplace and a suite of tools for rental professionals, New Construction, which includes advertising services for homebuilders, as well as revenue from the sale of various other advertising and business software solutions and services for real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites.

During the three months ended June 30, 2017, we generated revenue of $266.9 million, as compared to $208.4 million in the three months ended June 30, 2016, an increase of 28%. This increase was primarily the result of a $42.6 million, or 29%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 17% to 1,678.7 million for the three months ended June 30, 2017 from 1,431.4 million for the three months ended June 30, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. We believe Premier Agent revenue was also positively impacted by the full implementation of a new pricing method for our Premier Agent product. During the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers. At this early stage, we are unable to determine how the new pricing method will impact Premier Agent revenue long-term. Premier Agent revenue per visit increased 10% to $0.113 for the three months ended June 30, 2017 from $0.103 for the three months ended June 30, 2016.

In May 2017, Zillow Group launched RealEstate.com, a new consumer real estate brand tailored to first-time homebuyers. Unique users of, and visits to, RealEstate.com are included in our key metrics.

As of June 30, 2017, we had 3,036 full-time employees compared to 2,776 full-time employees as of December 31, 2016.

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

We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow, StreetEasy, HotPads, Naked Apartments and RealEstate.com measure unique users with Google Analytics, and Trulia measures unique users with Adobe Analytics (formerly called Omniture analytical tools).

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in millions)
Average Monthly Unique Users	178.1	168.7	6%

Visits

The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications and websites. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our agent and other real estate professional advertisers.

We define a visit as a group of interactions by users with the Zillow, Trulia, StreetEasy (as of March 2017) and RealEstate.com (as of June 2017) mobile applications and websites, as we monetize our Premier Agent product on these mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.

Zillow, StreetEasy and RealEstate.com measure visits with Google Analytics, and Trulia measures visits with Adobe Analytics. Visits to Trulia end after thirty minutes of user inactivity. Visits to Zillow, StreetEasy and RealEstate.com end either: (i) after thirty minutes of user inactivity or at midnight; or (ii) through a campaign change. A visit ends through a campaign change if a visitor arrives via one campaign or source (for example, via a search engine or referring link on a third-party website), leaves the mobile application or website, and then returns via another campaign or source.

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in millions)
Visits	1,678.7	1,431.4	17%

Basis of Presentation

Revenue

We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, mortgage and rental industries. These professionals include real estate, mortgage and rental professionals and brand advertisers. Our two primary revenue categories are marketplace revenue and display revenue.

Marketplace Revenue. Marketplace revenue for the three and six month periods ended June 30, 2017 and 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue.

Premier Agent revenue is derived from our Premier Agent program. Our Premier Agent program offers a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising needs, while growing and managing their businesses and brands. All Premier Agents receive access to a dashboard portal on our website that provides individualized program performance analytics and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent through our mobile and web platforms.

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

In 2016, we began testing and implementation of a new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic – as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. This new auction-based pricing method complements our self-serve account interface, which we introduced to Premier Agents over the course of 2016. The interface includes account management tools that allow agent advertisers to independently control their budgets, impression buys, and the duration of their advertising commitment. We began testing this auction-based pricing method for our Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and leveraging increasing demand by real estate agents for access to home shoppers who use our mobile applications and websites. In the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers. With this auction-based pricing method, we recognize revenue related to our dynamic impression-based Premier Agent product based on the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered. In our history of building our real estate and other information marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms.

We continue to support some legacy Trulia Premier Agent products, which are primarily sold on a fixed fee subscription basis for periods that generally range from six months to 12 months. Subscription advertising revenue for Trulia’s products included in Premier Agent revenue is recognized on a straight-line basis during the contractual period over which the services are delivered.

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, as well as revenue from the sale of various other marketing and business products and services to real estate professionals, including our new construction marketing solutions. Zillow Group Rentals includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per lease and cost per click generated basis whereby we recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed. Our new construction marketing solutions allow homebuilders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis whereby revenue is recognized based on the contractual spend on a straight-line basis during the contractual period over which the services are delivered.

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

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, homebuilders, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and six month periods ended June 30, 2017, and 2016, we did not have a material amount of current taxable income. We have provided a full valuation allowance against our deferred tax assets as of June 30, 2017 and December 31, 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no material related tax liability or expense has been recorded in the financial statements.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$266,850	$208,403	$512,625	$394,385
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	20,260	16,745	40,492	32,948
Sales and marketing (1)	131,218	99,629	237,158	198,730
Technology and development (1)	78,541	63,396	151,409	123,767
General and administrative (1)	53,346	183,759	98,812	241,550
Acquisition-related costs	43	204	148	797

Total costs and expenses	283,408	363,733	528,019	597,792

Loss from operations	(16,558)	(155,330)	(15,394)	(203,407)
Other income	1,610	753	2,563	1,434
Interest expense	(6,897)	(1,572)	(13,620)	(3,145)

Loss before income taxes	(21,845)	(156,149)	(26,451)	(205,118)
Income tax benefit	—	—	—	1,364

Net loss	$(21,845)	$(156,149)	$(26,451)	$(203,754)

Net loss per share — basic and diluted	$(0.12)	$(0.87)	$(0.14)	$(1.14)
Weighted-average shares outstanding — basic and diluted	185,439	179,451	184,305	179,067
Other Financial Data:
Adjusted EBITDA (3)	$39,700	$(101,260)	$94,499	$(99,386)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,025	$982	$1,928	$1,768
Sales and marketing	6,250	6,395	11,780	11,598
Technology and development	10,400	8,366	18,891	15,125
General and administrative	11,518	12,573	22,989	25,376

Total	$29,193	$28,316	$55,588	$53,867

(2) Amortization of website development costs and intangible assets included in technology and development	$23,159	$22,252	$46,420	$42,925

(3)    See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	8	8	8
Sales and marketing	49	48	46	50
Technology and development	29	30	30	31
General and administrative	20	88	19	61
Acquisition-related costs	—	—	—	—

Total costs and expenses	106	175	103	152

Loss from operations	(6)	(75)	(3)	(52)
Other income	1	—	—	—
Interest expense	(3)	(1)	(3)	(1)

Loss before income taxes	(8)	(75)	(5)	(52)
Income tax benefit	0	0	0	—

Net loss	(8%)	(75%)	(5%)	(52%)

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(21,845)	$(156,149)	$(26,451)	$(203,754)
Other income	(1,610)	(753)	(2,563)	(1,434)
Depreciation and amortization expense	27,022	25,550	54,157	49,357
Share-based compensation expense	29,193	28,316	55,588	53,867
Acquisition-related costs	43	204	148	797
Interest expense	6,897	1,572	13,620	3,145
Income tax benefit	—	—	—	(1,364)

Adjusted EBITDA (1)	$39,700	$(101,260)	$94,499	$(99,386)

(1)	Adjusted EBITDA for the three and six month periods ended June 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Premier Agent	$189,725	$147,106	29%
Other real estate	37,894	26,070	45%
Mortgages	20,936	18,392	14%

Total Marketplace revenue	248,555	191,568	30%
Display revenue	18,295	16,835	9%

Total revenue	$266,850	$208,403	28%

	Three Months Ended June 30,
	2017	2016
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	71%	71%
Other real estate	14	13
Mortgages	8	9

Total Marketplace revenue	93	92
Display revenue	7	8

Total revenue	100%	100%

Overall revenue increased by $58.4 million, or 28%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Marketplace revenue increased by 30%, and display revenue increased by 9%. There were approximately 178.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2017 compared to 168.7 million average monthly unique users for the three months ended June 30, 2016, representing year-over-year growth of 6%. This increase in unique users increased the number of impressions and clicks we monetized in our marketplace and display revenue categories.

Marketplace revenue grew to $248.6 million for the three months ended June 30, 2017 from $191.6 million for the three months ended June 30, 2016, an increase of $57.0 million. Marketplace revenue represented 93% of total revenue for the three months ended June 30, 2017 compared to 92% of total revenue for the three months ended June 30, 2016. The increase in marketplace revenue was primarily attributable to the $42.6 million, or 29%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 17% to 1,678.7 million for the three months ended June 30, 2017 from 1,431.4 million for the three months ended June 30, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers. Premier Agent revenue per visit increased by 10% to $0.113 for the three months ended June 30, 2017 from $0.103 for the three months ended June 30, 2016. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent program in the period by the number of visits in the period.

The increase in marketplace revenue was also attributable to growth in other real estate revenue, which increased by $11.8 million, or 45%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in other real estate revenue was primarily a result of a 64% increase in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, or click that we monetize, and advertiser adoption of our cost per lead, cost per lease and cost per click advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $2.5 million, or 14%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in mortgages revenue was primarily a result of a 56% increase in our average revenue per loan information request for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 5.3 million mortgage loan information requests submitted by consumers for the three months ended June 30, 2017 compared to 7.3 million mortgage loan information requests submitted by consumers for the three months ended June 30, 2016, a decrease of 27%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers.

Display revenue was $18.3 million for the three months ended June 30, 2017 compared to $16.8 million for the three months ended June 30, 2016, an increase of $1.5 million. Display revenue represented 7% of total revenue for the three months ended June 30, 2017 compared to 8% of total revenue for the three months ended June 30, 2016. The increase in display revenue was primarily a result of the increase in unique users, which resulted in a greater number of impressions and clicks we monetized.

Based on correspondence from the Consumer Financial Protection Bureau (“CFPB”) in August 2017, we understand the CFPB has concluded its investigation of our co-marketing program. The CFPB has invited us to discuss a possible settlement and indicated that it intends to pursue further action if those discussions do not result in a settlement. We cannot provide assurance that the CFPB will not commence a legal action against the Company in this matter, nor are we able to predict the likely outcome of any such action. A negative outcome may have a material impact on net sales, revenue, and other results of operations such that reported financial information may not be indicative of future operating results. For additional information, see Note 14 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cost of Revenue

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Cost of revenue	$20,260	$16,745	21%

Cost of revenue was $20.3 million for the three months ended June 30, 2017 compared to $16.7 million for the three months ended June 30, 2016, an increase of $3.5 million, or 21%. The increase in cost of revenue was primarily attributable to a $2.2 million increase in revenue share costs, a $0.4 million increase in data center and connectivity costs, and a $0.9 million increase in various miscellaneous expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Sales and marketing	$131,218	$99,629	32%

Sales and marketing expenses were $131.2 million for the three months ended June 30, 2017 compared to $99.6 million for the three months ended June 30, 2016, an increase of $31.6 million, or 32%. The increase in sales and marketing expenses was primarily attributable to increased marketing and advertising expenses of $24.2 million, primarily related to advertising spend ahead of and during the peak residential real estate transaction period to attract consumers across online and offline channels, which supports our growth initiatives.

In addition to the increases in marketing and advertising, headcount-related expenses increased $5.5 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $0.6 million increase in software, hardware and connectivity costs, and a $1.3 million increase in various miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Technology and development	$78,541	$63,396	24%

Technology and development expenses, which include research and development costs, were $78.5 million for the three months ended June 30, 2017 compared to $63.4 million for the three months ended June 30, 2016, an increase of $15.1 million, or 24%. Approximately $10.4 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $3.4 million increase in other non-capitalizable data content expense and a $1.3 million increase in the amortization of purchased data content intangible assets.

Amortization expense included in technology and development for capitalized website development costs and software was $10.8 million and $11.3 million, respectively, for the three months ended June 30, 2017 and 2016. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.9 million and $9.7 million, respectively, for the three months ended June 30, 2017 and 2016. Other data content expense was $9.3 million and $6.0 million, respectively, for the three months ended June 30, 2017 and 2016. Amortization expense included in technology and development for purchased data content intangible assets was $2.5 million and $1.2 million, respectively, for the three months ended June 30, 2017 and 2016. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
General and administrative	$53,346	$183,759	(71%)

General and administrative expenses were $53.3 million for the three months ended June 30, 2017 compared to $183.8 million for the three months ended June 30, 2016, a decrease of $130.4 million, or 71%. The decrease in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move, Inc. and certain related entities (collectively, “Move”) in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims. In addition, there was a $12.1 million decrease in professional services fees, primarily as a result of our settlement of litigation with Move, as we incurred $12.5 million in legal costs related to our litigation with Move during the three months ended June 30, 2016. These decreases were partially offset by a $2.6 million increase in bad debt expense, a $2.2 million increase in estimated legal liabilities primarily due to the $4.1 million estimated liability recorded as of June 30, 2017 related to the VHT complaint, a $2.0 million increase in building lease-related expenses including rent, utilities and insurance, a $1.9 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $1.9 million increase in city and state taxes, and a $1.1 million increase in miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Acquisition-related costs	$43	$204	(79%)

Acquisition-related costs were immaterial for the three months ended June 30, 2017. Acquisition-related costs were $0.2 million for the three months ended June 30, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments, including legal and accounting fees.

Interest Expense

	Three Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Interest expense	$6,897	$1,572	339%

Interest expense was $6.9 million for the three months ended June 30, 2017, compared to $1.6 million for the three months ended June 30, 2016.

For the three months ended June 30, 2017, interest expense primarily relates to the 2021 Notes that were issued on December 12, 2016. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017.

For the three months ended June 30, 2016, interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at a fixed rate of 2.75% annually.

For additional information regarding the 2020 Notes and the 2021 Notes, see Note 9 to our condensed consolidated financial statements.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

	Six Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Premier Agent	$365,026	$281,635	30%
Other real estate	72,649	44,048	65%
Mortgages	41,206	34,846	18%

Total Marketplace revenue	478,881	360,529	33%
Display revenue	33,744	33,856	—

Total revenue	$512,625	$394,385	30%

	Six Months Ended June 30,
	2017	2016
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	71%	71%
Other real estate	14	11
Mortgages	8	9

Total Marketplace revenue	93	91
Display revenue	7	9

Total revenue	100%	100%

Overall revenue increased by $118.2 million, or 30%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Marketplace revenue increased by 33%, and display revenue decreased by an immaterial amount.

Marketplace revenue grew to $478.9 million for the six months ended June 30, 2017 from $360.5 million for the six months ended June 30, 2016, an increase of $118.4 million. Marketplace revenue represented 93% of total revenue for the six months ended June 30, 2017 compared to 91% of total revenue for the six months ended June 30, 2016. The increase in marketplace revenue was primarily attributable to the $83.4 million, or 30%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 18% to 3,211.7 million for the six months ended June 30, 2017 from 2,729.7 million for the six months ended June 30, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers. Premier Agent revenue per visit increased by 10% to $0.114 for the six months ended June 30, 2017 from $0.103 for the six months ended June 30, 2016.

The increase in marketplace revenue was also attributable to growth in other real estate revenue, which increased by $28.6 million, or 65%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in other real estate revenue was primarily a result of an 84% increase in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, or click that we monetize, and advertiser adoption of our cost per lead, cost per lease and cost per click advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $6.4 million, or 18%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in mortgages revenue was primarily a result of a 79% increase in our average revenue per loan information request for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 11.8 million mortgage loan information requests submitted by consumers for the six months ended June 30, 2017 compared to 17.9 million mortgage loan information requests submitted by consumers for the six months ended June 30, 2016, a decrease of 34%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers.

Display revenue was $33.7 million for the six months ended June 30, 2017 compared to $33.9 million for the six months ended June 30, 2016, a decrease of $0.1 million. Display revenue represented 7% of total revenue for the six months ended June 30, 2017 compared to 9% of total revenue for the six months ended June 30, 2016. The decrease in display revenue was primarily a result of our strategy to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

Cost of Revenue

	Six Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Cost of revenue	$40,492	$32,948	23%

Cost of revenue was $40.5 million for the six months ended June 30, 2017 compared to $32.9 million for the six months ended June 30, 2016, an increase of $7.5 million, or 23%. The increase in cost of revenue was primarily attributable to a $4.3 million increase in revenue share costs, a $1.3 million increase in data center and connectivity costs, a $0.7 million increase in software and hardware costs, and a $1.2 million increase in various miscellaneous expenses.

Sales and Marketing

	Six Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Sales and marketing	$237,158	$198,730	19%

Sales and marketing expenses were $237.2 million for the six months ended June 30, 2017 compared to $198.7 million for the six months ended June 30, 2016, an increase of $38.4 million, or 19%. The increase in sales and marketing expenses was primarily attributable to increased marketing and advertising expenses $23.6 million, primarily related to advertising spend to attract consumers across online and offline channels, which supports our growth initiatives.

In addition to the increases in marketing and advertising, headcount-related expenses increased $10.1 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $2.3 million increase of tradeshow and conferences expense and related travel, a $1.1 million increase in software, hardware and connectivity costs, and a $1.3 million increase in various miscellaneous expenses.

Technology and Development

	Six Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Technology and development	$151,409	$123,767	22%

Technology and development expenses, which include research and development costs, were $151.4 million for the six months ended June 30, 2017 compared to $123.8 million for the six months ended June 30, 2016, an increase of $27.6 million, or 22%. Approximately $20.0 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $3.5 million increase in other non-capitalizable data content expense, a $2.4 million increase in amortization of purchased data content intangible assets, a $0.7 million increase in amortization of website development costs and software, and a $1.0 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs and software was $21.8 million and $21.1 million, respectively, for the six months ended June 30, 2017 and 2016. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $19.7 million and $19.3 million, respectively, for the six months ended June 30, 2017 and 2016. Other data content expense was $15.8 million and $12.3 million, respectively, for the six months ended June 30, 2017 and 2016. Amortization expense included in technology and development for purchased data content intangible assets was $5.0 million and $2.5 million, respectively, for the six months ended June 30, 2017 and 2016.

General and Administrative

	Six Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
General and administrative	$98,812	$241,550	(59%)

General and administrative expenses were $98.8 million for the six months ended June 30, 2017 compared to $241.6 million for the six months ended June 30, 2016, a decrease of $142.7 million, or 59%. The decrease in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims. In addition, there was a $29.4 million decrease in professional services fees, primarily as a result of our settlement of litigation with Move, as we incurred $28.2 million in legal costs related to our litigation with Move for the six months ended June 30, 2016. These decreases were partially offset by a $3.7 million increase in building lease-related expenses including rent, utilities and insurance, a $3.4 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $3.0 million increase in bad debt expense, a $2.4 million increase in city and state taxes, a $2.2 million increase in estimated legal liabilities primarily due to the $4.1 million estimated liability recorded as of June 30, 2017 related to the VHT complaint, and a $2.0 million increase in miscellaneous general and administrative expenses.

Acquisition-Related Costs

	Six Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Acquisition-related costs	$148	$797	(81%)

Acquisition-related costs were approximately $0.1 million for the six months ended June 30, 2017, primarily as a result of our January 2017 acquisition of HREO, including legal and accounting fees. Acquisition-related costs were $0.8 million for the six months ended June 30, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments, including legal and accounting fees.

Interest Expense

	Six Months Ended June 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Interest expense	$13,620	$3,145	333%

Interest expense was $13.6 million for the six months ended June 30, 2017, compared to $3.1 million for the six months ended June 30, 2016.

For the six months ended June 30, 2017, interest expense primarily relates to the 2021 Notes that were issued on December 12, 2016. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017.

For the six months ended June 30, 2016, interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at a fixed rate of 2.75% annually.

For additional information regarding the 2020 Notes and the 2021 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, we had cash, cash equivalents, restricted cash, and investments of $600.0 million and $507.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Investments as of June 30, 2017 and December 31, 2016 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

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

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of June 30, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes).

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

In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million. For additional information regarding the equity interest, see Note 6 to our condensed consolidated financial statements.

The following table presents selected cash flow data for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by (used in) operating activities	$84,892	$(60,529)
Net cash used in investing activities	(113,897)	(20,850)
Net cash provided by financing activities	61,968	7,451

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

For the six months ended June 30, 2017, net cash provided by operating activities was $84.9 million. This was primarily driven by a net loss of $26.5 million, adjusted by depreciation and amortization expense of $54.2 million, share-based compensation expense of $55.6 million, amortization of the discount and issuance costs on the 2021 Notes of $8.9 million, an increase in bad debt expense of $4.0 million, a loss on disposal of property and equipment of $2.0 million, and a change in deferred rent of $1.8 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $15.4 million. The increase in operating assets and liabilities is primarily due to an $11.1 million decrease in accounts receivable driven by the timing of payments received, and a $5.8 million decrease in prepaid expenses and other assets driven primarily by the timing of payments.

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

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, the purchase of a cost method investment, net cash paid in connection with acquisitions and proceeds from divestiture of a business.

For the six months ended June 30, 2017, net cash used in investing activities was $114.0 million. This was primarily the result of $60.2 million of net purchases of investments, $38.4 million of purchases for property and equipment and intangible assets, approximately $10.0 million related to the purchase of a cost method investment, and $6.0 million paid in connection with an acquisition, partially offset by $0.6 million in proceeds from our August 2016 sale of our Diverse Solutions business.

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

Cash Flows Provided By Financing Activities

For the six months ended June 30, 2017 and 2016, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the six months ended June 30, 2017 and 2016 were $62.3 million and $7.7 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $2.2 million as of June 30, 2017. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.5 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $2.2 million as of June 30, 2017.

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

As of June 30, 2017, we have outstanding $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”). The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. As of June 30, 2017, we also have outstanding $10.1 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year. Since the 2020 Notes and 2021 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates. However, the fair values of the 2020 Notes and 2021 Notes change primarily when the market price of our stock fluctuates or interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2017.

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

Dated: August 8, 2017	ZILLOW GROUP, INC.

	By:	/s/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary