Form 10-Q
period 2017-09-30
ZILLOW GROUP, INC.
filed 2017-11-07
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, 56,306,369 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 126,352,820 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$319,942	$243,592
Short-term investments	361,038	262,870
Accounts receivable, net of allowance for doubtful accounts of $3,990 and $1,337 at September 30, 2017 and December 31, 2016, respectively	53,951	40,527
Prepaid expenses and other current assets	30,014	34,817

Total current assets	764,945	581,806
Restricted cash	1,053	1,053
Property and equipment, net	110,741	98,288
Goodwill	1,931,260	1,923,480
Intangible assets, net	505,696	527,464
Other assets	27,006	17,586

Total assets	$3,340,701	$3,149,677

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,915	$4,257
Accrued expenses and other current liabilities	55,598	38,427
Accrued compensation and benefits	25,252	24,057
Deferred revenue	31,060	29,154
Deferred rent, current portion	1,930	1,347

Total current liabilities	118,755	97,242
Deferred rent, net of current portion	17,787	15,298
Long-term debt	380,795	367,404
Deferred tax liabilities and other long-term liabilities	134,372	136,146

Total liabilities	651,709	616,090
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 56,280,716 and 54,402,809 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	6	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 6,217,447 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 126,285,524 and 121,838,462 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	13	12
Additional paid-in capital	3,204,383	3,030,854
Accumulated other comprehensive loss	(345)	(242)
Accumulated deficit	(515,066)	(497,043)

Total shareholders’ equity	2,688,992	2,533,587

Total liabilities and shareholders’ equity	$3,340,701	$3,149,677

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$281,839	$224,592	$794,464	$618,977
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	22,152	17,608	62,644	50,556
Sales and marketing	107,108	93,180	344,266	291,910
Technology and development	83,389	64,496	234,798	188,263
General and administrative	54,226	42,625	153,038	284,175
Acquisition-related costs	218	93	366	890
Gain on divestiture of business	—	(1,251)	—	(1,251)

Total costs and expenses	267,093	216,751	795,112	814,543

Income (loss) from operations	14,746	7,841	(648)	(195,566)
Other income	1,407	561	3,970	1,995
Interest expense	(6,906)	(1,595)	(20,526)	(4,740)

Income (loss) before income taxes	9,247	6,807	(17,204)	(198,311)
Income tax benefit (expense)	(41)	—	(41)	1,364

Net income (loss)	$9,206	$6,807	$(17,245)	$(196,947)

Net income (loss) per share — basic and diluted	$0.05	$0.04	$(0.09)	$(1.10)
Weighted-average shares outstanding — basic	187,692	180,583	185,447	179,577
Weighted-average shares outstanding — diluted	196,425	189,661	185,447	179,577

(1) Amortization of website development costs and intangible assets included in technology and development	$13,442	$22,006	$59,862	$64,931

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$9,206	$6,807	$(17,245)	$(196,947)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	99	(179)	(103)	664
Reclassification adjustment for net losses from investments included in net loss	—	—	—	5

Net unrealized gains (losses) on investments	99	(179)	(103)	669

Total other comprehensive income (loss)	99	(179)	(103)	669

Comprehensive income (loss)	$9,305	$6,628	$(17,348)	$(196,278)

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(17,245)	$(196,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	81,576	74,852
Share-based compensation expense	84,162	81,152
Amortization of discount and issuance costs on 2021 Notes	13,391	—
Release of valuation allowance on certain deferred tax assets	—	(1,364)
Loss on disposal of property and equipment	4,085	3,416
Gain on divestiture of business	—	(1,360)
Bad debt expense	5,861	1,715
Deferred rent	3,072	312
Amortization of bond premium	451	1,171
Changes in operating assets and liabilities:
Accounts receivable	(19,272)	(11,770)
Prepaid expenses and other assets	4,434	5,197
Accounts payable	224	3,296
Accrued expenses and other current liabilities	13,174	(8,746)
Accrued compensation and benefits	1,194	13,016
Deferred revenue	1,775	5,645
Other long-term liabilities	41	(21)

Net cash provided by (used in) operating activities	176,923	(30,436)
Investing activities
Proceeds from maturities of investments	204,520	158,828
Purchases of investments	(303,241)	(126,986)
Proceeds from sales of investments	—	4,963
Decrease in restricted cash	—	1,962
Purchases of property and equipment	(51,580)	(45,732)
Purchases of intangible assets	(9,377)	(7,827)
Purchase of cost method investment	(10,000)	—
Proceeds from divestiture of a business	579	3,200
Cash paid for acquisitions, net	(11,147)	(16,319)

Net cash used in investing activities	(180,246)	(27,911)
Financing activities
Proceeds from exercise of stock options	80,010	20,461
Value of equity awards withheld for tax liability	(337)	(492)

Net cash provided by financing activities	79,673	19,969
Net increase (decrease) in cash and cash equivalents during period	76,350	(38,378)
Cash and cash equivalents at beginning of period	243,592	229,138

Cash and cash equivalents at end of period	$319,942	$190,760

Supplemental disclosures of cash flow information
Cash paid for interest	$4,458	$3,163
Noncash transactions:
Capitalized share-based compensation	$8,915	$7,809
Write-off of fully depreciated property and equipment	$12,685	$11,585
Write-off of fully amortized intangible assets	$5,454	$—

See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Description of Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments and RealEstate.com. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; competition in our market; outcomes of legal proceedings; changes in government regulation affecting our business; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; our investment of resources to pursue strategies that may not prove effective; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.

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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2017, our results of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016, and our cash flows for the nine month periods ended September 30, 2017 and 2016. The results of the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any interim period or for any other future year.

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

Reclassifications

Certain immaterial reclassifications have been made in the condensed consolidated statements of operations to conform data for prior periods to the current format. The Company reclassified certain technology-related costs and expenses between expense categories. Amounts previously reported in the condensed consolidated statement of operations for the three months ended September 30, 2016 were revised herein as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Cost of revenue (exclusive of amortization)	$18,254	$17,608	$(646)
Sales and marketing	92,794	93,180	386
Technology and development	69,171	64,496	(4,675)
General and administrative	37,690	42,625	4,935

Amounts previously reported in the condensed consolidated statement of operations for the nine months ended September 30, 2016 were revised herein as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Cost of revenue (exclusive of amortization)	$51,926	$50,556	$(1,370)
Sales and marketing	290,810	291,910	1,100
Technology and development	201,009	188,263	(12,746)
General and administrative	271,159	284,175	13,016

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

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This guidance generally requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied prospectively to equity investments that exist as of the adoption date. We expect to adopt this guidance on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued new guidance on revenue recognition. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of this guidance is for interim and annual reporting periods beginning after December 15, 2017, as the FASB approved an optional one-year deferral of the effective date, and the guidance must be applied retrospectively or modified retrospectively. We will adopt this guidance on January 1, 2018 using the modified retrospective transition approach. This will result in an adjustment to accumulated deficit for the cumulative effect, if any, of applying the guidance as of the adoption date. Under this approach, we will not restate the prior financial statements presented. The guidance requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. While we continue to assess all potential impacts of this new guidance, we currently expect a significant impact related to the accounting for the cost of sales commissions. Under the new guidance, the cost of certain sales commissions will be recorded as an asset and recognized as an operating expense over the period that we expect to recover the costs (the average customer life). Currently we expense the cost of all sales commissions as incurred. We also continue to assess the impact of the guidance on our current product offerings. We continue to implement key control activities related to the new guidance, particularly related to evaluating the impact of the standard on new products or products with more than one performance obligation, the determination of average customer life, and the new disclosure requirements. Further, we have concluded that upon adoption of the new guidance, we will not need to implement new information technology systems. We continue to assess the impact the adoption of this guidance will have on our financial position, results of operations, cash flows and disclosures.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents — Cash equivalents are comprised of highly liquid investments, including money market funds and certificates of deposit, with original maturities of three months or less. The fair value measurement of money market funds is based on quoted market prices in active markets, and the fair value measurement of certificates of deposit is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$188,622	$188,622	$—
Certificates of deposit	996	—	996
Short-term investments:
U.S. government agency securities	255,541	—	255,541
Corporate notes and bonds	44,759	—	44,759
Commercial paper	37,554	—	37,554
Municipal securities	8,836	—	8,836
Certificates of deposit	8,355	—	8,355
Foreign government securities	5,993	—	5,993
Restricted cash	1,053	—	1,053

Total	$551,709	$188,622	$363,087

	December 31, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$166,527	$166,527	$—
Certificates of deposit	460	—	460
Short-term investments:
U.S. government agency securities	162,312	—	162,312
Corporate notes and bonds	61,483	—	61,483
Commercial paper	14,952	—	14,952
Municipal securities	11,912	—	11,912
Certificates of deposit	6,226	—	6,226
Foreign government securities	5,985	—	5,985
Restricted cash	1,053	—	1,053

Total	$430,910	$166,527	$264,383

See Note 9 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.

We did not have any Level 3 assets as of September 30, 2017 or December 31, 2016. There were no liabilities measured at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.

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

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$130,324	$—	$—	$130,324
Cash equivalents:
Money market funds	188,622	—	—	188,622
Certificates of deposit	996	—	—	996
Short-term investments:
U.S. government agency securities	255,903	2	(364)	255,541
Corporate notes and bonds	44,794	—	(35)	44,759
Commercial paper	37,554	—	—	37,554
Municipal securities	8,840	—	(4)	8,836
Certificates of deposit	8,353	2	—	8,355
Foreign government securities	5,998	—	(5)	5,993
Restricted cash	1,053	—	—	1,053

Total	$682,437	$4	$(408)	$682,033

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$76,605	$—	$—	$76,605
Cash equivalents:
Money market funds	166,527	—	—	166,527
Certificates of deposit	460	—	—	460
Short-term investments:
U.S. government agency securities	162,438	31	(157)	162,312
Corporate notes and bonds	61,530	3	(50)	61,483
Commercial paper	14,952	—	—	14,952
Municipal securities	11,925	—	(13)	11,912
Certificates of deposit	6,226	—	—	6,226
Foreign government securities	5,995	—	(10)	5,985
Restricted cash	1,053	—	—	1,053

Total	$507,711	$34	$(230)	$507,515

The following table presents available-for-sale investments by contractual maturity date as of September 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$244,619	$244,436
Due after one year through two years	116,823	116,602

Total	$361,442	$361,038

Note 5. Property and Equipment, net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2017	December 31, 2016
Website development costs	$121,966	$102,130
Computer equipment	28,462	28,175
Leasehold improvements	47,995	37,923
Construction-in-progress	23,688	19,470
Office equipment, furniture and fixtures	23,519	19,254

Property and equipment	245,630	206,952
Less: accumulated amortization and depreciation	(134,889)	(108,664)

Property and equipment, net	$110,741	$98,288

We recorded depreciation expense related to property and equipment (other than website development costs) of $14.0 million and $3.5 million, respectively, during the three months ended September 30, 2017 and 2016, and $21.7 million and $9.9 million, respectively, during the nine months ended September 30, 2017 and 2016.

We capitalized $13.4 million and $13.0 million, respectively, in website development costs during the three months ended September 30, 2017 and 2016, and $39.8 million and $38.1 million, respectively, during the nine months ended September 30, 2017 and 2016. Amortization expense for website development costs included in technology and development expenses was $10.1 million and $10.4 million, respectively, during the three months ended September 30, 2017 and 2016, and $30.0 million and $29.4 million, respectively, during the nine months ended September 30, 2017 and 2016.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 6. Acquisition and Equity Investments

Acquisition

On September 6, 2017, Zillow, Inc. acquired New Home Feed, Inc. (formerly known as Graphic Language, Inc.), a California corporation which operates the New Home Feed business, pursuant to an Agreement and Plan of Merger for an immaterial amount. New Home Feed is a listing management technology that allows builders to input, manage and syndicate their listings across Zillow Group and partner sites. Our acquisition of New Home Feed has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of September 6, 2017. We acquired goodwill of $3.8 million and an identifiable intangible asset of $1.9 million, and we recorded a deferred tax liability of $0.2 million.

Acquisition-related costs incurred related to the acquisition of New Home Feed, which primarily included legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred and were not material.

The results of operations related to the acquisition of New Home Feed have been included in our condensed consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our condensed consolidated financial statements.

Equity Investments

In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million, which is accounted for as a cost method investment and classified within other assets in the condensed consolidated balance sheet.

In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million, which is accounted for as a cost method investment and classified within other assets in the condensed consolidated balance sheet. In October 2016, we also entered into an immaterial commercial agreement with this entity. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of September 30, 2017.

As there were no identified events or changes in circumstances that may have a significant adverse effect on the fair values of our cost method investments as of September 30, 2017, and it is not practicable to estimate the fair values of the investments given the fair values of the investments are not readily determinable, an estimate of the fair values of the cost method investments was not performed.

Note 7. Goodwill

The following table presents the change in goodwill from December 31, 2016 through September 30, 2017 (in thousands):

Balance as of December 31, 2016	$1,923,480
Goodwill recorded in connection with acquisitions	7,780

Balance as of September 30, 2017	$1,931,260

Note 8. Intangible Assets, net

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$34,010	$(17,981)	$16,029
Software	15,605	(7,556)	8,049
Customer relationships	103,900	(42,555)	61,345
Developed technology	113,380	(50,953)	62,427
Trade names and trademarks	4,900	(3,679)	1,221
Advertising relationships	9,000	(7,811)	1,189
MLS home data feeds	1,100	(955)	145
Intangibles-in-progress	4,291	—	4,291

Total	$286,186	$(131,490)	$154,696

	December 31, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$35,205	$(15,508)	$19,697
Software	9,712	(4,773)	4,939
Customer relationships	103,200	(30,952)	72,248
Developed technology	110,080	(36,341)	73,739
Trade names and trademarks	4,900	(2,877)	2,023
Advertising relationships	9,000	(5,598)	3,402
MLS home data feeds	1,100	(684)	416

Total	$273,197	$(96,733)	$176,464

Amortization expense recorded for intangible assets for the three months ended September 30, 2017 and 2016 was $13.4 million and $11.6 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2017 and 2016 was $39.9 million and $35.5 million, respectively. These amounts are included in technology and development expenses.

As of September 30, 2017 and December 31, 2016, we have an indefinite-lived intangible asset for $351.0 million that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization.

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

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of September 30, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

Interest expense related to the 2021 Notes for the three months ended September 30, 2017 was $6.8 million, which is comprised of approximately $4.5 million related to the amortization of debt discount and debt issuance costs and $2.3 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the nine months ended September 30, 2017 was $20.3 million, which is comprised of approximately $13.4 million related to the amortization of debt discount and debt issuance costs and $6.9 million for the contractual coupon interest. Accrued interest related to the 2021 Notes as of September 30, 2017 and December 31, 2016 was $3.1 million and $0.5 million, respectively, and is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
September 30, 2017	$460,000	$(89,342)	$370,658
December 31, 2016	$460,000	$(102,733)	$357,267

As of September 30, 2017, the unamortized debt discount and debt issuance costs for the 2021 Notes will be amortized to interest expense over a remaining period of approximately 50 months.

The estimated fair value of the 2021 Notes was $498.1 million and $474.2 million, respectively, as of September 30, 2017 and December 31, 2016. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.

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

Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. Regarding the supplemental indenture in respect of the 2020 Notes, the conversion ratio immediately prior to the effective time of the Trulia Merger of 27.8303 shares of Trulia common stock per $1,000 principal amount of notes was adjusted to 12.3567 shares of our Class A common stock per $1,000 principal amount of notes based on the exchange ratio of 0.444 per the Merger Agreement. This was equivalent to an initial conversion price of approximately $80.93 per share of our Class A common stock. Regarding the August 2015 distribution of shares of our Class C capital stock as a dividend to our Class A and Class B common shareholders, the conversion ratio has been further adjusted to 41.4550 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $24.12 per share of our Class A common stock. The conversion ratio will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The conversion option of the 2020 Notes has no cash settlement provisions. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

Interest expense related to the 2020 Notes for the three months ended September 30, 2017 and 2016 was $0.1 million and $1.6 million, respectively. Interest expense related to the 2020 Notes for the nine months ended September 30, 2017 and 2016 was $0.2 million and $4.7 million, respectively. Accrued interest related to the 2020 Notes as of September 30, 2017 and December 31, 2016 was not material.

The carrying value of the 2020 Notes was $10.1 million as of September 30, 2017 and December 31, 2016. The estimated fair value of the 2020 Notes was $17.6 million and $17.3 million, respectively, as of September 30, 2017 and December 31, 2016. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 10. Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2017 and 2016, we did not have a material amount of current taxable income, and we are not projecting a material amount of current taxable income for the year ending December 31, 2017. We have provided a full valuation allowance against our net deferred tax assets as of September 30, 2017 and December 31, 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $893.3 million as of December 31, 2016, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $13.5 million (tax effected) as of December 31, 2016.

We recorded an income tax benefit of $1.4 million for the nine months ended September 30, 2016 primarily due to a deferred tax liability generated in connection with Zillow Group’s February 22, 2016 acquisition of Naked Apartments that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Note 11. Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2017 or December 31, 2016.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the nine months ended September 30, 2017 and the year ended December 31, 2016, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

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

Option Awards

The following table summarizes option award activity for the nine months ended September 30, 2017:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	29,628,443	$24.11	5.97	$376,004
Granted	4,330,797	35.83
Exercised	(5,260,391)	15.21
Forfeited or cancelled	(1,172,856)	32.27

Outstanding at September 30, 2017	27,525,993	27.31	5.87	359,650
Vested and exercisable at September 30, 2017	13,985,706	24.77	4.47	218,956

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	46%	50%	46%-49%	50%-51%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.70%	0.98%	1.67%-1.84%	0.98%-1.12%
Weighted-average expected life	4.25 years	4.00 years	4.25-4.75 years	3.75-4.25 years
Weighted-average fair value of options granted	$15.79	$14.29	$14.40	$9.20

As of September 30, 2017, there was a total of $161.0 million in unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the nine months ended September 30, 2017:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2017	3,780,577	$28.54
Granted	2,218,754	36.78
Vested	(1,059,105)	29.04
Forfeited or cancelled	(721,000)	31.34

Unvested outstanding at September 30, 2017	4,219,226	32.27

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of September 30, 2017, there was $126.1 million of total unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$1,014	$894	$2,942	$2,662
Sales and marketing	5,914	5,968	17,694	17,566
Technology and development	10,438	8,035	29,329	23,160
General and administrative	11,208	12,388	34,197	37,764

Total	$28,574	$27,285	$84,162	$81,152

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

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and Class A common stock and Class C capital stock underlying unvested restricted stock units using the treasury stock method. Potential Class A common stock equivalents also include Class A common stock issuable upon conversion of the 2020 Notes using the if-converted method.

For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Denominator for basic calculation	187,692	180,583	185,447	179,577
Effect of dilutive securities:
Option awards	7,401	7,928	—	—
Unvested restricted stock units	1,332	1,150	—	—

Denominator for dilutive calculation	196,425	189,661	185,447	179,577

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average Class A common stock and Class C capital stock option awards outstanding	6,542	8,456	28,671	17,874
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	199	235	4,311	3,559
Class A common stock issuable upon conversion of the 2020 Notes	438	10,026	438	10,026

Total Class A common stock and Class C capital stock equivalents	7,179	18,717	33,420	31,459

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

Note 14. Commitments and Contingencies

Lease Commitments

We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2017 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended September 30, 2017 and 2016 was $5.7 million and $4.3 million, respectively. Operating lease expense for the nine months ended September 30, 2017 and 2016 was $15.8 million and $12.1 million, respectively.

Future minimum payments for all operating leases as of September 30, 2017 are as follows (in thousands):

Remainder of 2017	$6,266
2018	25,510
2019	24,579
2020	25,006
2021	25,322
All future years	61,755

Total future minimum lease payments	$168,438

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

As of September 30, 2017, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $144.4 million. The amounts due for this content as of September 30, 2017 are as follows (in thousands):

Remainder of 2017	$8,265
2018	32,750
2019	33,500
2020	33,500
2021	32,000
2022	4,375

Total future purchase commitments	$144,390

Letters of Credit

As of September 30, 2017, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.5 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution. The secured letters of credit are classified as restricted cash in our consolidated balance sheet.

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million and $3.6 million as of September 30, 2017 and December 31, 2016, respectively.

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

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating a compliance review to determine the Company’s compliance with one or more federal labor laws enforced by the DOL. As discussed below, on May 5, 2016, Zillow, Inc. agreed to settle a class action lawsuit which alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. The settlement of the class action lawsuit, which was approved by the court on October 3, 2017, was contingent on Zillow, Inc.’s complete resolution of the DOL compliance review. On November 28, 2016, Zillow, Inc. entered into a settlement agreement with the DOL that resolved the DOL’s compliance review. Under the terms of the settlement agreement, Zillow, Inc. agreed that it will make the voluntary payments contemplated by the class action lawsuit settlement and establish and maintain certain procedures to promote future compliance with the Fair Labor Standards Act. The settlement agreement with the DOL does not require Zillow, Inc. to make any payments which are in addition to those contemplated by the class action lawsuit settlement. Zillow, Inc. has not admitted liability with respect to either the DOL settlement or the class action lawsuit settlement.

In November 2014, a former employee filed a putative class action lawsuit against us in the United States District Court, Central District of California, with the caption Ian Freeman v. Zillow, Inc. The complaint alleged, among other things, claims that we failed to provide meal and rest breaks, failed to pay overtime, and failed to keep accurate records of employees’ hours worked. After the court granted our two motions to dismiss certain claims, plaintiff filed a second amended complaint that includes claims under the Fair Labor Standards Act. On November 20, 2015, plaintiff filed a motion for class certification. On February 26, 2016, the court granted the plaintiff’s motion for class certification. On May 5, 2016, the parties agreed to settle the lawsuit, which was later memorialized in a settlement agreement executed by the parties on December 2, 2016, with payment by Zillow, Inc. of up to $6.0 million. On June 9, 2016, the Ninth Circuit Court of Appeals granted our petition for permission to appeal the order granting class certification. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. On April 10, 2017, the parties executed an amendment to the settlement agreement providing that the settlement class includes all current and former inside sales consultants employed by Zillow, Inc. in (i) its California offices from November 19, 2010 through the date on which the court granted preliminary approval and (ii) its Washington offices from March 1, 2013 through the date on which the court granted preliminary approval. On May 26, 2017, the court granted preliminary approval of the settlement of the class action lawsuit, and on October 3, 2017, the court granted final approval of the settlement of the class action lawsuit. We made the voluntary payments contemplated by the class action settlement agreement in the amount of $6.0 million in October 2017. We have recorded a liability related to the settlement for $6.0 million as of September 30, 2017 and December 31, 2016. We do not believe that any additional loss will be incurred related to this matter given the court granted final approval of the settlement of the class action lawsuit in October 2017.

In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On October 26, 2017, the Company filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court. We did not record an accrual related to this complaint as of December 31, 2016, as we did not believe a loss was probable. We have recorded an estimated liability for approximately $4.1 million as of September 30, 2017, which is classified in general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2017. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In April 2017, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) requesting information related to our March 2017 response to the CFPB’s February 2017 Notice and Opportunity to Respond and Advise (“NORA”) letter. The NORA letter notified us that the CFPB’s Office of Enforcement was considering whether to recommend that the CFPB take legal action against us, alleging that we violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and Section 1036 of the Consumer Financial Protection Act (“CFPA”). This notice stemmed from an inquiry that commenced in 2015 when we received and responded to an initial Civil Investigative Demand from the CFPB. We continue to cooperate with the CFPB in connection with requests for information. Based on correspondence from the CFPB in August 2017, we understand that it has concluded its investigation. The CFPB invited us to discuss a possible settlement and indicated that it intends to pursue further action if those discussions do not result in a settlement. We continue to believe that our acts and practices are lawful and that our co-marketing program allows lenders and agents to comply with RESPA, and we will vigorously defend against any allegations to the contrary. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of September 30, 2017, we have recorded an accrual for an immaterial amount in connection with this matter. There is a reasonable possibility that a loss in excess of amounts accrued may be incurred; however, the possible loss or range of loss is not estimable. We did not record an accrual related to this matter as of December 31, 2016 because the possible loss or range of loss was not estimable.

In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. We anticipate that a consolidated amended complaint will be filed in the first quarter of 2018. We intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of September 30, 2017, as we do not believe a loss is probable.

In October 2017, a shareholder derivative lawsuit was filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors seeking unspecified damages on behalf of the Company. The plaintiff in the derivative suit (in which the Company is a nominal defendant) alleges, among other things, that the defendants breached their fiduciary duties in connection with oversight of public statements and legal compliance, and that as a result of the breach of such fiduciary duties, the Company was damaged, and that defendants were unjustly enriched. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to this lawsuit as of September 30, 2017, as we do not believe a loss is probable.

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

Note 16. Self-Insurance

Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $150,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our consolidated balance sheet and was $2.6 million as of September 30, 2017 and $1.7 million as of December 31, 2016.

Note 17. Employee Benefit Plan

Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended September 30, 2017 and 2016 was $3.0 million and $2.4 million, respectively. The total expense related to the Zillow Group 401(k) Plan for the nine months ended September 30, 2017 and 2016 was $8.9 million and $7.1 million, respectively.

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Marketplace revenue:
Premier Agent	$197,054	$158,322	$562,081	$439,957
Other real estate	44,778	28,799	117,427	72,847
Mortgages	20,869	19,775	62,075	54,621

Total Marketplace revenue	262,701	206,896	741,583	567,425
Display revenue	19,138	17,696	52,881	51,552

Total revenue	$281,839	$224,592	$794,464	$618,977

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

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments and RealEstate.com. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.

Our living database of more than 110 million U.S. homes—including homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 74 million homes, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications that enable consumers to access our information when they are curbside, viewing homes, and through our websites. There were approximately 175.2 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2017 compared to 164.5 million average monthly unique users for the three months ended September 30, 2016, representing year-over-year growth of 6%.

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

Marketplace revenue consists of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent and Premier Broker programs, which offer a suite of marketing and business technology products and services to help real estate agents and brokers grow and manage their businesses and brands. We offer our flagship Premier Agent advertising product and our Premier Broker advertising product on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, through which we offer advertising products in our rentals marketplace and a suite of tools for rental professionals, New Construction, which includes advertising services for homebuilders, as well as revenue from the sale of various other advertising and business software solutions and services and technology solutions for real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites.

During the three months ended September 30, 2017, we generated revenue of $281.8 million, as compared to $224.6 million in the three months ended September 30, 2016, an increase of 25%. This increase was primarily the result of a $38.7 million, or 24%, increase in Premier Agent revenue, and a $16.0 million, or 55%, increase in other real estate revenue. There were approximately 175.2 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2017, representing year-over-year growth of 6%. Visits increased 19% to 1,667.1 million for the three months ended September 30, 2017 from 1,403.8 million for the three months ended September 30, 2016.

In September 2017, we acquired New Home Feed. New Home Feed is a leading provider of listing management and syndication tools for the new construction industry. For additional information about the acquisition of New Home Feed, see Note 6 to our condensed consolidated financial statements.

As of September 30, 2017, we had 3,060 full-time employees compared to 2,776 full-time employees as of December 31, 2016.

Key Metrics

Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.

Unique Users

Measuring unique users is important to us because our marketplace revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered to our users. Growth in consumer traffic to our mobile applications and websites increases the number of impressions and clicks we can monetize in our marketplace and display revenue categories. In addition, our community of users improves the quality of our living database of homes with their contributions, which in turn attracts more users.

We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow, StreetEasy, HotPads, Naked Apartments and RealEstate.com (as of June 2017) measure unique users with Google Analytics, and Trulia measures unique users with Adobe Analytics (formerly called Omniture analytical tools).

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in millions)
Average Monthly Unique Users	175.2	164.5	6%

Visits

The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications and websites. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our agent and other real estate professional advertisers.

We define a visit as a group of interactions by users with the Zillow, Trulia, StreetEasy (as of March 2017) and RealEstate.com (as of June 2017) mobile applications and websites, as we monetize our Premier Agent and Premier Broker products on these mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.

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

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in millions)
Visits	1,667.1	1,403.8	19%

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

Marketplace Revenue. Marketplace revenue for the three and nine month periods ended September 30, 2017 and 2016 consisted of Premier Agent revenue, other real estate revenue and mortgages revenue.

Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising needs, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our website that provides individualized program performance analytics, self-service ad buying tools and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms.

We offer our flagship Premier Agent advertising product and our Premier Broker advertising product on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. From 2012 through the end of the third quarter of 2016, we had primarily charged customers for our Premier Agent product based on the number of impressions delivered on our buyer’s agent list in zip codes purchased and a contracted maximum cost per impression. Our Premier Agent and Premier Broker products include multiple deliverables which are accounted for as a single unit of accounting, as the delivery or performance of the undelivered elements is based on traffic to our mobile applications and websites. With this pricing method, we recognized revenue related to our impression-based Premier Agent and Premier Broker products based on the lesser of (i) the actual number of impressions delivered on our buyer’s agent list during the period multiplied by the contracted maximum cost per impression, or (ii) the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered, typically over a period of six months or twelve months and then month-to-month thereafter.

In 2016, we began testing and implementation of a new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month. The cost per impression that we charge is dynamic – as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased. This new auction-based pricing method complements our self-serve account interface, which we introduced to Premier Agents over the course of 2016. The interface includes account management tools that allow agent advertisers to independently control their budgets, impression buys, and the duration of their advertising commitment. We began testing this auction-based pricing method for our Premier Agent product to better align our revenue opportunities with increasing traffic levels to our mobile and web platforms and leveraging increasing demand by real estate agents for access to home shoppers who use our mobile applications and websites. In the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers, including brokerages and other teams. With this auction-based pricing method, we recognize revenue related to our dynamic impression-based Premier Agent and Premier Broker products based on the contractual maximum spend on a straight-line basis during the contractual period over which the services are delivered. In our history of building our real estate and other information marketplaces and product offerings, we have continually evaluated and utilized various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms.

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

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost-per-click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

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

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the three and nine month periods ended September 30, 2017, and 2016, we did not have a material amount of current taxable income. We have provided a full valuation allowance against our deferred tax assets as of September 30, 2017 and December 31, 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. Therefore, no material related tax liability or expense has been recorded in the financial statements.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$281,839	$224,592	$794,464	$618,977
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	22,152	17,608	62,644	50,556
Sales and marketing (1)	107,108	93,180	344,266	291,910
Technology and development (1)	83,389	64,496	234,798	188,263
General and administrative (1)	54,226	42,625	153,038	284,175
Acquisition-related costs	218	93	366	890
Gain on divestiture of business	—	(1,251)	—	(1,251)

Total costs and expenses	267,093	216,751	795,112	814,543

Income (loss) from operations	14,746	7,841	(648)	(195,566)
Other income	1,407	561	3,970	1,995
Interest expense	(6,906)	(1,595)	(20,526)	(4,740)

Income (loss) before income taxes	9,247	6,807	(17,204)	(198,311)
Income tax benefit (expense)	(41)	—	(41)	1,364

Net income (loss)	$9,206	$6,807	$(17,245)	$(196,947)

Net income (loss) per share — basic and diluted	$0.05	$0.04	$(0.09)	$(1.10)
Weighted-average shares outstanding — basic	187,692	180,583	185,447	179,577
Weighted-average shares outstanding — diluted	196,425	189,661	185,447	179,577
Other Financial Data:
Adjusted EBITDA (3)	$70,957	$59,463	$165,456	$(39,923)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,014	$894	$2,942	$2,662
Sales and marketing	5,914	5,968	17,694	17,566
Technology and development	10,438	8,035	29,329	23,160
General and administrative	11,208	12,388	34,197	37,764

Total	$28,574	$27,285	$84,162	$81,152

(2) Amortization of website development costs and intangible assets included in technology and development	$13,442	$22,006	$59,862	$64,931

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	8	8	8
Sales and marketing	38	41	43	47
Technology and development	30	29	30	30
General and administrative	19	19	19	46
Acquisition-related costs	—	—	—	—
Gain on divestiture of business	0	(1)	0	—

Total costs and expenses	95	97	100	132

Income (loss) from operations	5	3	—	(32)
Other income	—	—	—	—
Interest expense	(2)	(1)	(3)	(1)

Income (loss) before income taxes	3	3	(2)	(32)
Income tax benefit (expense)	—	0	—	—

Net income (loss)	3%	3%	(2%)	(32%)

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect the gain on divestiture of business;

•	Adjusted EBITDA does not reflect interest expense or other income;

•	Adjusted EBITDA does not reflect income taxes; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$9,206	$6,807	$(17,245)	$(196,947)
Other income	(1,407)	(561)	(3,970)	(1,995)
Depreciation and amortization expense	27,419	25,495	81,576	74,852
Share-based compensation expense	28,574	27,285	84,162	81,152
Acquisition-related costs	218	93	366	890
Gain on divestiture of business	—	(1,251)	—	(1,251)
Interest expense	6,906	1,595	20,526	4,740
Income tax benefit (expense)	41	—	41	(1,364)

Adjusted EBITDA (1)	$70,957	$59,463	$165,456	$(39,923)

(1)	Adjusted EBITDA for the nine month period ended September 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Premier Agent	$197,054	$158,322	24%
Other real estate	44,778	28,799	55%
Mortgages	20,869	19,775	6%

Total Marketplace revenue	262,701	206,896	27%
Display revenue	19,138	17,696	8%

Total revenue	$281,839	$224,592	25%

	Three Months Ended September 30,
	2017	2016
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	70%	70%
Other real estate	16	13
Mortgages	7	9

Total Marketplace revenue	93	92
Display revenue	7	8

Total revenue	100%	100%

Overall revenue increased by $57.2 million, or 25%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Marketplace revenue increased by 27%, and display revenue increased by 8%. There were approximately 175.2 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2017 compared to 164.5 million average monthly unique users for the three months ended September 30, 2016, representing year-over-year growth of 6%. This increase in unique users increased the number of impressions and clicks we monetized in our marketplace and display revenue categories. In connection with the hurricanes that occurred during the summer of 2017, we worked closely with our Premier Agents and other advertisers in affected areas to help manage their advertising budgets. We estimate that relief initiatives, which included billing credits and other forms of advertiser assistance, as well as lost sales, impacted Premier Agent revenue by more than $0.8 million for the quarterly period ended September 30, 2017. We expect Premier Agent revenue for the three months ended December 31, 2017 will be impacted by approximately $1.0 million due to relief initiatives. We also experienced a temporary decline in traffic to our mobile applications and websites from consumers in impacted areas during September 2017, which may have impacted the number of unique users and visits for the three months ended September 30, 2017, and may impact the number of unique users and visits for the three months ended December 31, 2017.

Marketplace revenue grew to $262.7 million for the three months ended September 30, 2017 from $206.9 million for the three months ended September 30, 2016, an increase of $55.8 million. Marketplace revenue represented 93% of total revenue for the three months ended September 30, 2017 compared to 92% of total revenue for the three months ended September 30, 2016. The increase in marketplace revenue was primarily attributable to the $38.7 million, or 24%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 19% to 1,667.1 million for the three months ended September 30, 2017 from 1,403.8 million for the three months ended September 30, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 5% to $0.118 for the three months ended September 30, 2017 from $0.113 for the three months ended September 30, 2016. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product, which may have increased the demand for our advertising platform. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers, including brokerages and other teams. We believe the increase in Premier Agent revenue was also due in part to increased advertising sales to current Premier Agents, including brokerages and other teams. Revenue generated from Premier Agent accounts which have advertised with Zillow Group for more than one year grew by 45% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

The increase in marketplace revenue was also attributable to growth in other real estate revenue, which increased by $16.0 million, or 55%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in other real estate revenue was primarily a result of a 56% increase in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, or click that we monetize, and advertiser adoption of our cost per lead, cost per lease and cost per click advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace. Other real estate revenue was also positively impacted by increased advertising sales to new home builders through our New Construction platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $1.1 million, or 6%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in mortgages revenue was primarily a result of a 31% increase in our average revenue per loan information request for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 5.5 million mortgage loan information requests submitted by consumers for the three months ended September 30, 2017 compared to 6.9 million mortgage loan information requests submitted by consumers for the three months ended September 30, 2016, a decrease of 20%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers.

Display revenue was $19.1 million for the three months ended September 30, 2017 compared to $17.7 million for the three months ended September 30, 2016, an increase of $1.4 million. Display revenue represented 7% of total revenue for the three months ended September 30, 2017 compared to 8% of total revenue for the three months ended September 30, 2016. The increase in display revenue was primarily a result of the increase in unique users, which resulted in a greater number of impressions and clicks we monetized.

Cost of Revenue

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Cost of revenue	$22,152	$17,608	26%

Cost of revenue was $22.2 million for the three months ended September 30, 2017 compared to $17.6 million for the three months ended September 30, 2016, an increase of $4.5 million, or 26%. The increase in cost of revenue was primarily attributable to a $2.2 million increase in revenue share costs, a $1.4 million increase in data center and connectivity costs, a $0.4 million increase in headcount-related expenses, including share-based compensation expense, and a $0.5 million increase in various miscellaneous expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Sales and marketing	$107,108	$93,180	15%

Sales and marketing expenses were $107.1 million for the three months ended September 30, 2017 compared to $93.2 million for the three months ended September 30, 2016, an increase of $13.9 million, or 15%. The increase in sales and marketing expenses was primarily attributable to increased marketing and advertising expenses of $6.8 million, primarily related to advertising spend during the peak residential real estate transaction period to attract consumers across online and offline channels, which supports our growth initiatives.

In addition to the increases in marketing and advertising, headcount-related expenses increased $5.0 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $1.4 million increase in consulting costs to support our advertising initiatives and a $0.7 million increase in various miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Technology and development	$83,389	$64,496	29%

Technology and development expenses, which include research and development costs, were $83.4 million for the three months ended September 30, 2017 compared to $64.5 million for the three months ended September 30, 2016, an increase of $18.9 million, or 29%. Approximately $13.2 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $3.6 million increase in other non-capitalizable data content expense, a $1.4 million increase in the amortization of purchased data content intangible assets, and a $0.7 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs and software was $11.2 million and $11.3 million, respectively, for the three months ended September 30, 2017 and 2016. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.8 million and $9.6 million, respectively, for the three months ended September 30, 2017 and 2016. Other data content expense was $10.1 million and $6.5 million, respectively, for the three months ended September 30, 2017 and 2016. Amortization expense included in technology and development for purchased data content intangible assets was $2.5 million and $1.1 million, respectively, for the three months ended September 30, 2017 and 2016. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
General and administrative	$54,226	$42,625	27%

General and administrative expenses were $54.2 million for the three months ended September 30, 2017 compared to $42.6 million for the three months ended September 30, 2016, an increase of $11.6 million, or 27%. The increase in general and administrative expenses was due in part to a $3.6 million increase in estimated legal liabilities, a $1.9 million increase in city and state taxes, a $1.8 million increase in building lease-related expenses including rent, utilities and insurance, a $1.4 million increase in travel and meals expense, a $1.1 million increase in bad debt expense, a $1.1 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, and a $0.7 million increase in miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Acquisition-Related Costs

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Acquisition-related costs	$218	$93	134%

Acquisition-related costs were $0.2 million for the three months ended September 30, 2017, primarily as a result of our September 2017 acquisition of New Home Feed, including legal and accounting fees. Acquisition-related costs were $0.1 million for the three months ended September 30, 2016, primarily as a result of our August 2016 acquisition of Bridge Interactive Group, including legal and accounting fees.

Gain on Divestiture of Business

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Gain on divestiture of business	$—	$1,251	N/A

There was no gain on divestiture of business for the three months ended September 30, 2017. The gain on divestiture of business of $1.3 million for the three months ended September 30, 2016 relates to the August 2016 sale of our Diverse Solutions business.

Interest Expense

	Three Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Interest expense	$6,906	$1,595	333%

Interest expense was $6.9 million for the three months ended September 30, 2017, compared to $1.6 million for the three months ended September 30, 2016.

For the three months ended September 30, 2017, interest expense primarily relates to the 2021 Notes that were issued on December 12, 2016. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017.

For the three months ended September 30, 2016, interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at a fixed rate of 2.75% annually.

For additional information regarding the 2020 Notes and the 2021 Notes, see Note 9 to our condensed consolidated financial statements.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Revenue:
Marketplace revenue:
Premier Agent	$562,081	$439,957	28%
Other real estate	117,427	72,847	61%
Mortgages	62,075	54,621	14%

Total Marketplace revenue	741,583	567,425	31%
Display revenue	52,881	51,552	3%

Total revenue	$794,464	$618,977	28%

	Nine Months Ended September 30,
	2017	2016
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	71%	71%
Other real estate	15	12
Mortgages	8	9

Total Marketplace revenue	93	92
Display revenue	7	8

Total revenue	100%	100%

Overall revenue increased by $175.5 million, or 28%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Marketplace revenue increased by 31%, and display revenue increased by 3%.

Marketplace revenue grew to $741.6 million for the nine months ended September 30, 2017 from $567.4 million for the nine months ended September 30, 2016, an increase of $174.2 million. Marketplace revenue represented 93% of total revenue for the nine months ended September 30, 2017 compared to 92% of total revenue for the nine months ended September 30, 2016. The increase in marketplace revenue was primarily attributable to the $122.1 million, or 28%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 18% to 4,878.8 million for the nine months ended September 30, 2017 from 4,133.5 million for the nine months ended September 30, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 8% to $0.115 for the nine months ended September 30, 2017 from $0.106 for the nine months ended September 30, 2016. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product, which may have increased the demand for our advertising platform. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers, including brokerages and other teams.

The increase in marketplace revenue was also attributable to growth in other real estate revenue, which increased by $44.6 million, or 61%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in other real estate revenue was primarily a result of a 73% increase in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, or click that we monetize, and advertiser adoption of our cost per lead, cost per lease and cost per click advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace. Other real estate revenue was also positively impacted by increased advertising sales to new home builders through our New Construction platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $7.5 million, or 14%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in mortgages revenue was primarily a result of a 62% increase in our average revenue per loan information request for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 17.3 million mortgage loan information requests submitted by consumers for the nine months ended September 30, 2017 compared to 24.8 million mortgage loan information requests submitted by consumers for the nine months ended September 30, 2016, a decrease of 30%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers.

Display revenue was $52.9 million for the nine months ended September 30, 2017 compared to $51.6 million for the nine months ended September 30, 2016, an increase of $1.3 million. Display revenue represented 6% of total revenue for the nine months ended September 30, 2017 compared to 8% of total revenue for the nine months ended September 30, 2016. The increase in display revenue was primarily a result of the increase in unique users, which resulted in a greater number of impressions and clicks we monetized.

Cost of Revenue

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Cost of revenue	$62,644	$50,556	24%

Cost of revenue was $62.6 million for the nine months ended September 30, 2017 compared to $50.6 million for the nine months ended September 30, 2016, an increase of $12.1 million, or 24%. The increase in cost of revenue was primarily attributable to a $6.6 million increase in revenue share costs, a $3.1 million increase in data center and connectivity costs, a $0.9 million increase in headcount-related expenses, including share-based compensation expense, a $0.6 million increase in software and hardware costs, and a $0.9 million increase in various miscellaneous expenses.

Sales and Marketing

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Sales and marketing	$344,266	$291,910	18%

Sales and marketing expenses were $344.3 million for the nine months ended September 30, 2017 compared to $291.9 million for the nine months ended September 30, 2016, an increase of $52.4 million, or 18%. The increase in sales and marketing expenses was primarily attributable to increased marketing and advertising expenses $30.5 million, primarily related to advertising spend to attract consumers across online and offline channels, which supports our growth initiatives.

In addition to the increases in marketing and advertising, headcount-related expenses increased $15.1 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $2.4 million increase in tradeshows and conferences expense and related travel costs, a $1.9 million increase in consulting costs to support our advertising initiatives, a $1.0 million increase in software, hardware and connectivity costs, and a $1.5 million increase in various miscellaneous expenses.

Technology and Development

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Technology and development	$234,798	$188,263	25%

Technology and development expenses, which include research and development costs, were $234.8 million for the nine months ended September 30, 2017 compared to $188.3 million for the nine months ended September 30, 2016, an increase of $46.5 million, or 25%. Approximately $33.1 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $7.0 million increase in other non-capitalizable data content expense, a $3.8 million increase in amortization of purchased data content intangible assets, and a $2.6 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs and software was $33.0 million and $32.4 million, respectively, for the nine months ended September 30, 2017 and 2016. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $29.5 million and $28.9 million, respectively, for the nine months ended September 30, 2017 and 2016. Other data content expense was $25.8 million and $18.8 million, respectively, for the nine months ended September 30, 2017 and 2016. Amortization expense included in technology and development for purchased data content intangible assets was $7.5 million and $3.6 million, respectively, for the nine months ended September 30, 2017 and 2016.

General and Administrative

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
General and administrative	$153,038	$284,175	(46%)

General and administrative expenses were $153.0 million for the nine months ended September 30, 2017 compared to $284.2 million for the nine months ended September 30, 2016, a decrease of $131.1 million, or 46%. The decrease in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move Inc. and certain related entities (collectively, “Move”) in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims. In addition, there was a $30.4 million decrease in professional services fees, primarily as a result of our settlement of litigation with Move, as we incurred $28.8 million in legal costs related to our litigation with Move for the nine months ended September 30, 2016. These decreases were partially offset by a $5.7 million increase in estimated legal liabilities, a $5.6 million increase in building lease-related expenses including rent, utilities and insurance, a $4.5 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $4.3 million increase in city and state taxes, a $4.1 million increase in bad debt expense, a $1.5 million increase in software and hardware costs, a $1.3 million increase in the loss on disposal of assets, and a $2.3 million increase in miscellaneous general and administrative expenses.

Acquisition-Related Costs

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Acquisition-related costs	$366	$890	(59%)

Acquisition-related costs were approximately $0.4 million for the nine months ended September 30, 2017, primarily as a result of our January 2017 acquisition of HREO and our September 2017 acquisition of New Home Feed, including legal and accounting fees. Acquisition-related costs were $0.9 million for the nine months ended September 30, 2016, primarily as a result of our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive Group, including legal and accounting fees.

Gain on Divestiture of Business

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Gain on divestiture of business	$—	$1,251	N/A

There was no gain on divestiture of business for the nine months ended September 30, 2017. The gain on divestiture of business was $1.3 million for the nine months ended September 30, 2016 and relates to the August 2016 sale of our Diverse Solutions business.

Interest Expense

	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016
	(in thousands, unaudited)
Interest expense	$20,526	$4,740	333%

Interest expense was $20.5 million for the nine months ended September 30, 2017, compared to $4.7 million for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, interest expense primarily relates to the 2021 Notes that were issued on December 12, 2016. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017.

For the nine months ended September 30, 2016, interest expense relates to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia, which accrue interest at a fixed rate of 2.75% annually.

For additional information regarding the 2020 Notes and the 2021 Notes, see Note 9 to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, we had cash, cash equivalents, restricted cash, and investments of $682.0 million and $507.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and certificates of deposit with original maturities of three months or less. Investments as of September 30, 2017 and December 31, 2016 consisted of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, municipal securities, foreign government securities, commercial paper and certificates of deposit. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

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

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of September 30, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes).

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

In September 2017, we acquired New Home Feed for an immaterial amount. A substantial majority of the purchase price for New Home Feed has been allocated to goodwill and an intangible asset.

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by (used in) operating activities	$176,923	$(30,436)
Net cash used in investing activities	(180,246)	(27,911)
Net cash provided by financing activities	79,673	19,969

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

For the nine months ended September 30, 2017, net cash provided by operating activities was $176.9 million. This was primarily driven by a net loss of $17.2 million, adjusted by depreciation and amortization expense of $81.6 million, share-based compensation expense of $84.2 million, amortization of the discount and issuance costs on the 2021 Notes of $13.4 million, an increase in bad debt expense of $5.9 million, a loss on disposal of property and equipment of $4.1 million, and a change in deferred rent of $3.1 million. Changes in operating assets and liabilities increased cash provided by operating activities by $1.6 million. The changes in operating assets and liabilities are primarily due to a $19.3 million increase in accounts receivable due primarily to an increase in revenue, a $13.2 million increase in accrued expenses and other current liabilities and a $4.4 million decrease in prepaid expenses and other assets driven primarily by the timing of payments.

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

Cash Flows Used In Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, the purchase of cost method investments, net cash paid in connection with acquisitions and proceeds from divestiture of a business.

For the nine months ended September 30, 2017, net cash used in investing activities was $180.2 million. This was primarily the result of $98.7 million of net purchases of investments, $61.0 million of purchases for property and equipment and intangible assets, $11.1 million paid in connection with acquisitions, and approximately $10.0 million related to the purchase of a cost method investment, partially offset by $0.6 million in proceeds from our August 2016 sale of our Diverse Solutions business.

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

Cash Flows Provided By Financing Activities

For the nine months ended September 30, 2017 and 2016, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the nine months ended September 30, 2017 and 2016 were $80.0 million and $20.5 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.7 million as of September 30, 2017. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 14 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

The following table provides a summary of our contractual obligations as of September 30, 2017:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
2021 Notes (1)	$460,000	$—	$—	$460,000	$—
Interest on 2021 Notes (2)	38,333	9,200	18,400	10,733	—
2020 Notes (3)	10,137	—	—	10,137	—
Interest on 2020 Notes (4)	976	279	558	139	—
Operating lease obligations (5)	168,438	25,521	49,569	49,086	44,262
Purchase obligations (6)	144,390	32,640	67,000	44,750	—

Total contractual obligations	$822,274	$67,640	$135,527	$574,845	$44,262

(1)	The aggregate principal amount of the 2021 Notes is due on December 1, 2021 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2021 Notes is 2.00%.
(3)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(4)	The stated interest rate on the 2020 Notes is 2.75%.
(5)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 14 to our condensed consolidated financial statements.
(6)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 14 to our condensed consolidated financial statements.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.

As of September 30, 2017, we have outstanding letters of credit of approximately $5.2 million, $1.8 million, $1.5 million and $1.1 million, respectively, which secure our lease obligations in connection with the operating leases of our San Francisco, Seattle, New York and Denver office spaces. Certain of the letters of credit are unsecured obligations, and certain of the letters of credit are secured by certificates of deposit held as collateral in our name at a financial institution.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million as of September 30, 2017.

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

As of September 30, 2017, we have outstanding $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”). The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. As of September 30, 2017, we also have outstanding $10.1 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year. Since the 2020 Notes and 2021 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates. However, the fair values of the 2020 Notes and 2021 Notes change primarily when the market price of our stock fluctuates or interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, the Company implemented a new enterprise resource planning (“ERP”) system to support our procurement and financial reporting processes. We implemented this new ERP system to enhance our overall system of internal control over financial reporting through further automation and integration of business processes. The ERP system was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. As a result of this implementation, we have modified the design and documentation of certain internal control processes and procedures relating to the ERP system.

Other than the ERP system implementation described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2017.

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

Dated: November 7, 2017	ZILLOW GROUP, INC.

	By:	/s/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary