Form 10-K
period 2017-12-31
ZILLOW GROUP, INC.
filed 2018-02-15
CIK 1617640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock and Class C capital stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $7,952,046,852.

As of February 8, 2018, 56,778,022 shares of the Registrant’s Class A common stock, 6,217,447 shares of Class B common stock and 127,687,439 shares of Class C capital stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

ZILLOW GROUP, INC.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2017

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

Item 1. Business.

Mission

Our mission is to build the largest, most trusted and vibrant home-related marketplace in the world.

Overview

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help people find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: buying, selling, renting and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and OutEast.com. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia. Upon the closing of the Trulia acquisition in February 2015, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group.

Our living database of more than 110 million U.S. homes—including homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 75 million homes, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications and websites.

Consumers increasingly are turning to the internet and mobile devices for real estate information. Traffic to Zillow Group brands’ mobile applications and websites reached a seasonal peak of more than 187 million monthly unique users in July 2017, an increase of 10% year over year. Visits increased by 19% to 6,314.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. For additional information regarding unique users and visits, see “Unique Users” and “Visits” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” More than two-thirds of our flagship brand Zillow’s usage occurs on a mobile device; on weekends it’s more than 75%. We operate one of the most popular suites of mobile real estate applications with more than fifty applications across all major mobile platforms. For example, on our flagship Zillow brand, during December 2017, nearly 630 million homes were viewed on a mobile device, or 234 homes per second. We monetize our marketplace business on mobile in the same way we do on our web platform.

Real estate, rental and mortgage professionals are a critical part of home-related marketplaces. We have created a trusted and transparent marketplace where consumers can search and read reviews on local real estate, rental and mortgage professionals and contact those professionals on their own terms.

Our home-related marketplaces benefit from network effects. As more consumers come to our mobile applications and websites to use our products and services, more real estate, rental and mortgage professionals contribute content to distinguish themselves, thereby making our marketplaces more useful and attracting additional consumers. As of December 31, 2017, we had published more than 3.5 million reviews, including more than 3.0 million reviews of local real estate agents and approximately 495,000 reviews of mortgage professionals submitted by our users on Zillow.

Our revenue has grown significantly since our initial website launch in 2006. For the year ended December 31, 2017, we generated revenue of $1,076.8 million, as compared to $846.6 million for the year ended December 31, 2016, an increase of 27%. We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, mortgage and rental industries. These professionals include real estate, mortgage and rental professionals and brand advertisers. Our two primary revenue categories are marketplace revenue and display revenue.

Marketplace revenue for the year ended December 31, 2017 consists of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent and Premier Broker programs, which offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising needs, while growing and managing their businesses and brands. We offer our flagship Premier Agent advertising product and our Premier Broker advertising product on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, as well as revenue from the sale of various other marketing and business products and services to real estate professionals, including our new construction marketing solutions. Zillow Group Rentals includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per lease and cost per click generated basis. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, including our Long Form and Custom Quote services, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies.

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

Portions of our business may be affected by seasonal fluctuations in the residential real estate market, advertising spending, and other factors. We believe our rapid growth may be masking the underlying seasonality of our business. As our revenue growth rate slows, we expect seasonal variances may become more pronounced, causing our operating results to fluctuate. For example, in the years ended December 31, 2017, 2016, and 2015, costs and expenses peaked in the three months ended June 30th, primarily attributable to increases in sales and marketing expenses which were, in turn, primarily attributable to increased investment in marketing and advertising initiatives to attract consumers across online and offline channels during peak seasons for home sales activity. In addition, the average number of unique users and visits have historically peaked during the three months ended June 30th or September 30th, also consistent with peak residential real estate activity in the spring and summer months. Because the number of unique users and visits may impact impression inventory, leads to real estate professionals, and graphical display inventory which we monetize, this trend in the average number of unique users and visits may result in seasonality of revenue.

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

Large Market Opportunities

Based on external and internal assessments, we believe our current addressable markets include the following:

Purchase and Sale—Sales of approximately 5.5 million existing and 608 thousand new homes in the United States in 2017 had an aggregate transaction value of approximately $1.8 trillion, according to data published in 2018 by the U.S. Census Bureau and in 2018 by the National Association of REALTORS®. In an effort to acquire new client relationships and sell homes, U.S. real estate agents and brokers spent an estimated $7.2 billion on residential advertising in 2017, according to a forecast from Borrell Associates released in 2017. In addition, U.S. real estate developers spent an estimated $1.1 billion on residential advertising in 2017, also according to a forecast from Borrell Associates released in 2017. In the United States, there are 208.6 million people residing in owner-occupied housing, according to data published by the U.S. Census Bureau in November 2017. Approximately 33% of movers in 2017, or 11.5 million people, were homeowners, according to the U.S. Census Bureau migration data published in November 2017.

Rentals—In the fourth quarter of 2017, there were approximately 46.2 million rental housing units in the United States, with a national vacancy rate of 6.9%, according to data published by the U.S. Census Bureau in January 2018. According to data published by the U.S. Census Bureau from the American Housing Survey and the Current Population Survey/Housing Vacancy Survey, approximately:

•	10.1% of rental units (4.7 million) are located in buildings with 50 or more units;

•	8.0% of rental units (3.7 million) are located in buildings with 20 to 49 units;

•	9.9% of rental units (4.6 million) are located in buildings with 10 to 19 units;

•	10.9% of rental units (5.0 million) are located in buildings with 5 to 9 units;

•	17.3% of rental units (8.0 million) are located in small multi-family structures of 2-4 units;

•	43.8% of rental units (20.2 million) are 1-unit structures.

According to a forecast from Borrell Associates released in 2017, U.S. rental property managers spent an estimated $2.7 billion on advertising in 2017, which excludes lease concessions. In the United States, there are 108.0 million people residing in rental housing units, according to data published by the U.S. Census Bureau in 2017. Approximately 67% of movers in 2017, or 23.4 million people, were renters, according to the U.S. Census Bureau migration data published in November 2017.

Home Financing—According to a forecast from the Mortgage Bankers Association published in January 2018, approximately $1.7 trillion in U.S. residential mortgage originations occurred in 2017. U.S. residential mortgage providers spent approximately $6.6 billion in 2017 marketing their services and loan products to mortgage borrowers, according to a forecast from Borrell Associates released in 2017.

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

Increasing Role of Mobile Technologies and the Internet

Consumers are increasingly turning to mobile devices and the internet to access real estate information. With the widespread adoption of mobile and location-based technologies, consumers increasingly expect home-related information to be available on their mobile devices where, when and how they want it. According to comScore data published in December 2017, Zillow Group brands represent nearly three quarters of market share of all mobile exclusive visitors to the real estate category. More than two-thirds of our flagship brand Zillow’s usage occurs on a mobile device; on weekends it’s more than 75%. We believe that the technological platform shift from desktop computers to mobile devices benefits technology leaders like Zillow Group that are quick to innovate. In 2017, we unveiled a new, first-of-its-kind, mobile app that allows homeowners and real estate professionals to capture 3D tours of their homes from their iPhones® and post on for-sale and for-rent listings.

Competitive Advantages

We believe we have the following competitive advantages:

•	Powerful Brand and Scale. We have established a powerful brand identity that includes a portfolio of the largest and most vibrant brands, and we have built a large user community. The majority of our traffic comes direct, not dependent on search engines, with demonstrated consumer intent to visit Zillow Group’s brands. Traffic to Zillow Group brands’ mobile applications and websites reached a seasonal peak of more than 187 million monthly unique users in July 2017, an increase of 10% year over year. Visits to Zillow Group brands’ mobile applications and websites, including Zillow, Trulia, StreetEasy and RealEstate.com, increased 19% to 6,314.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. For additional information regarding unique users and visits, see “Unique Users” and “Visits” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Inimitable Database of Homes. Our living database of homes is the result of years of substantial investment, sophisticated economic and statistical analysis, complex data aggregation and millions of

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

We refer to the database as “living” because the information is continually updated by the combination of our proprietary algorithms, synthesis of third-party data from hundreds of sources, and through improvements by us and, importantly, by our community of users. User-generated content from owners, agents and others enriches our database with photos, videos, and additional property information. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 75 million homes in our database, creating exclusive home profiles not available anywhere else. Our inimitable database enables us to create content, products and services not available anywhere else, and attracts an active, vibrant community of users. As of December 31, 2017, we had published more than 3.5 million reviews, including more than 3.0 million reviews of local real estate agents and approximately 495,000 reviews of mortgage professionals submitted by our users on Zillow.

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

•

Mobile Leadership and Monetization. Shopping for a home is a far more meaningful consumer experience when it occurs curbside, untethered and on location, so we have developed and operate the most popular suite of mobile real estate applications across all major platforms. For example, on our flagship Zillow brand, during December 2017, nearly 630 million homes, or 234 homes per second, were viewed on a mobile device. More than two-thirds of our flagship brand Zillow’s usage occurs on a mobile device; on weekends it’s more than 75%. We operate one of the most popular suites of mobile real estate applications with more than fifty applications across all major mobile platforms. In 2017, we unveiled a new, first-of-its-kind, mobile app that allows homeowners and real estate professionals to capture 3D tours of their homes from their iPhones® and post on for-sale and for-rent listings. We monetize our marketplace business on our mobile platform in the same way we do on our web platform.

•	Independent Market Positions and Consumer Focus. Zillow Group has been built independent of any real estate industry group. We maintain an unwavering commitment to giving consumers free access to as much useful information as possible. We provide unbiased information, products and services, empowering consumers to make informed decisions about homes and the residential real estate market. We believe our independence enables us to create compelling products and services with broad consumer appeal.

•	Multiple Robust Home-Related Marketplaces. We have created trusted and transparent marketplaces in real estate, rentals and mortgages where consumers can identify and connect with local professionals that are best suited to meet their needs. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

•	Technology Solutions for Professionals. We offer a suite of marketing and technology solutions to help real estate, rental and mortgage professionals grow their businesses and personal brands including our Premier Agent app that allows real estate professionals to manage their business from wherever they are, dotloop that has digitized the real estate transaction, and Bridge Interactive which has streamlined listing data management.

•	Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, consumers can anonymously submit mortgage loan information requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. For the year ended December 31, 2017, there were approximately 22.7 million mortgage loan information requests submitted on Zillow Group platforms by consumers.

•	Personalized Experience. We present homebuyers and sellers and real estate, rental and mortgage professionals with many opportunities to personalize their Zillow Group experience, leading to more informed home shopping and financing decisions. As immediacy is paramount in the home search experience, all Zillow Group mobile applications and websites empower users by allowing them to set the criteria that matters most to them, while we take on the action of alerting them when a home or rental that matches their criteria hits the market. Whether it is through an email, desktop notification, Apple Watch® alert or Facebook® chatbot, we keep users updated on the most current home information available in our marketplace.

•	Proven Management Team. We believe the broad experience and depth of our management team are distinct competitive advantages in the complex and evolving industry in which we compete. The Zillow Group management team has an extensive history building successful consumer internet companies. In particular, we believe that the shared experience of our executives, many of whom have worked together at Zillow Group for the better part of a decade, provides our management team with unique cohesion and insight.

Growth Strategies

Our growth strategies are:

•	Focus on Consumers. Maintain our unwavering focus on empowering consumers and leveraging our industry partnerships to enhance existing products and services, while developing new technology offerings that meet the ever-changing demands of today’s home shoppers.

•	Efficiently Increase Brand Awareness. Expand our targeted marketing and advertising programs, public relations, social media initiatives and content distribution to efficiently increase consumer awareness across all brands in our portfolio.

•	Leverage and Expand Our Mobile Leadership. Innovate on our mobile device products, continue to optimize for mobile web and launch new features and applications that extend our brands and products across additional mobile platforms.

•	Continuously Provide Growth Opportunities for Premier Agents and Brokers, Home Builders, Rental Property Managers, and Mortgage Lenders. Provide real estate, rental and mortgage professionals participating in our marketplaces continuous opportunities to grow their respective businesses by developing a broad variety of marketing software, technology solutions and other support services to help those professionals manage and grow their businesses and personal brands.

•	Deepen and Expand Our Marketplaces Across the Lifecycle of Homes. Deepen and expand our platform beyond advertising services for real estate, rental and mortgage professionals by creating new opportunities for high-quality consumer-initiated connections and professional services and relationships. Also, pursue commercial relationships and acquisitions to strengthen our market position, enhance our technology offerings and accelerate our growth.

•	Enhance Our Living Database of Homes. Enhance the information in our database of more than 110 million homes, and use it as the foundation for new analyses, insights and tools to inform consumers throughout the home ownership lifecycle. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories.

Our growth strategies support our strategic priorities for the year ended December 31, 2017, which include growing the size of, and increasing engagement with, our consumer audience; continuing to grow our Premier Agent revenue; growing our emerging marketplaces, and maintaining our extraordinary company culture, which attracts and retains incredible people and motivates them to do their best work. Our growth strategies also support our strategic priorities as we look ahead to 2018, which include growing our audience size and increasing engagement across our brands; creating better experiences for consumers and more efficiency for our real estate industry partners; evolving our revenue models to better align our results with transactions and our industry partners’ commissions; and attracting and retaining the best talent and leveraging our unique company culture focused on innovation as a competitive advantage.

Advertising Products and Services

We provide advertising products and services for real estate, rental and mortgage professionals that enable them to create and promote useful content for consumers.

Marketplace Advertising

Premier Agent and Premier Broker Program

Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising needs, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, self-service ad buying tools and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms.

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

Our Premier Agent App gives agents the freedom to work anywhere by allowing them to manage their contacts, reviews and listings from their mobile device, and provides the ability to automatically add and manage leads from third party sources. The Premier Agent App is designed to make agents more efficient by giving them a fast, streamlined way to manage their incoming contacts from Zillow and Trulia, as well as the ability to manage their listings, reviews and their profile on Zillow and Trulia.

Instant Offers

In 2017, we began testing the Zillow Instant Offers marketplace, a way for homeowners to sell their homes quickly by providing them with offers from investors and a comparative market analysis from a local real estate agent, as an estimate for what the home might fetch on the open market. In addition to investors being required to use an agent, should a homeowner select an investor’s offer, Zillow will also offer to connect them with a local agent to represent them throughout the transaction.

Mortgages

We offer two mortgage advertising products – Long Form and Custom Quotes. In Zillow Group’s Long Form platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive contacts based on data such as location and customer reviews. In our Custom Quotes mortgage marketing platform, lending institutions display their mortgage rates directly to consumers who are shopping for refinance and purchase rates. In Custom Quotes, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. Consumers decide if and when to contact the mortgage professionals who provide quotes. For the year ended December 31, 2017, there were approximately 22.7 million mortgage loan information requests submitted on Zillow Group platforms by consumers through Long Form and Custom Quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans. Our Long Form and Custom Quote services are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement.

Zillow Group Rentals

Zillow Group continues to develop its rental marketplace across mobile, web, and a diverse set of apps that serve both consumers and rental professionals. Zillow Group Rentals is the largest rental network on the internet and includes listing distribution across Zillow, Trulia and HotPads, reaching millions of rental shoppers each month. Zillow Group Rentals advertisers gain access to the leading technology and marketing platform that connects rental properties with consumer contacts.

Zillow Group New Construction

Zillow Group’s new construction marketing platform, Promoted Communities, allows home builders to showcase their available inventory to our millions of in-market home shoppers across the web. Promoted Communities continues to drive discoverability for home builders through dynamic listings of their available lots, plans, and spec homes, while our Builder Boost products with Precision Targeting let home builders enhance their community’s presence on Zillow, Trulia and Facebook®. Zillow Group marketing partners also receive exclusive access to robust data and consumer insights to help them make informed marketing decisions.

Display Advertising

Our display advertising primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, mortgage professionals and home services providers. We offer customers display advertising opportunities on our mobile applications through display ads that are optimized for the mobile experience, on our home page, and on individual web pages, through graphical displays and text links.

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

We use proprietary automated valuation models that apply advanced algorithms to analyze our data to identify relationships within a specific geographic area between home-related data and actual sales prices. We provide current home value estimates, or Zestimates, on approximately 100 million U.S. homes. Home characteristics, such as square footage, location or the number of bathrooms, are given different weights according to their influence on home sale prices in each specific geographic area over a specific period of time, resulting in a set of valuation rules, or models, that are applied to generate each home’s Zestimate.

To improve the accuracy of our Zestimates, our algorithms automatically remove or reconcile data that would otherwise inappropriately skew the valuation rules. In addition, our algorithms will automatically generate a new set of valuation rules based on the constantly changing universe of data included in our database. This allows us to provide timely home value information on a massive scale, updated daily. In 2017, we announced Zillow Prize, a machine learning competition to improve Zestimate accuracy, with a grand prize of up to $1 million to the person or team who submits the most improved the Zestimate algorithm model.

We publicly disclose the accuracy of our Zestimates to further empower consumers in assessing a home’s value. The accuracy may be impacted by a variety of factors, including the amount of data about homes we have for a particular geographic area.

A Rent Zestimate is our estimated current monthly rental price of a home, computed using similar automated valuation models we have designed to address the unique attributes of a rental home. We estimate rental prices on approximately 100 million homes, including apartments, single-family homes, condominiums and townhomes. Our Rent Zestimates are updated daily.

Rich, Searchable Home-Related Data and Analysis

We provide consumers and real estate professionals with a rich set of home-related information. Through our mobile applications and websites, users can access detailed information about homes, including:

Value Information	Zestimate	Regional foreclosure statistics
	Zestimate Forecasts	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Estimated down payment	Zillow Home Value Index Forecasts
	Rental price	Tax-assessed value
	Make Me Move price	Property taxes paid
	Easy links to county assessor records	Price per square foot
Regional 12-month home value forecast

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type
	Construction quality	Garage size
Location

Neighborhood Information	School district	School ratings
	Elementary school	Crime data
	Middle school	Transit access
High school

For Sale Listing Details	Price	Days on Zillow or Trulia
	Listing agent information	MLS number
	Listing brokerage information	Foreclosure stage and type
	Link to listing source	Home overview description
	Property type and property features	Neighborhood name and description
	Open house dates and times	Coming Soon on market date
	Virtual tour	Community information for newly
	Video walkthroughs	constructed homes in developments
	Home photos	Building name and information
	Price reductions	3D tours

Rental Listing Details	Building name and number of stories	Property manager
	Rent amount and lease terms	Parking availability
	Application and deposit fees	Utilities and amenities
	Historical rental listings	3D tours

Consumers and real estate professionals can update property information by, for example, adding home photos and personalized information regarding the neighborhood or school district, creating exclusive home profiles not available anywhere else.

Our map-based user interface enables our users to search, navigate and zoom to areas of interest and find and compare home information quickly and efficiently from a variety of different perspectives across homes, neighborhoods, cities, counties and other geographic regions. Our consumer search experience supports complex search queries and filters across our data set of homes, allowing consumers to customize their searches and gain actionable insights.

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

Marketplace of Real Estate Agents

We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including more than 3.0 million ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization and number of listings.

Marketplace of Mortgage Professionals

In our mortgages marketplace, consumers can answer a series of questions to find a local lender, and mortgage professionals receive contacts based on data such as location and customer reviews, or consumers can anonymously request free, personalized mortgage quotes from consumer-rated-and-reviewed mortgage professionals. Consumers can then choose to contact those mortgage professionals at their discretion. For the year ended December 31, 2017, there were approximately 22.7 million mortgage loan information requests submitted on Zillow Group platforms by consumers. More than half of consumers who submit a loan information request do so on a mobile device. As of December 31, 2017, we had published approximately 495,000 reviews of mortgage professionals submitted by our consumers.

Mobile Access

We operate one of the most popular suites of mobile real estate applications with more than fifty applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate, rental and mortgage professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can call a real estate professional through our mobile applications to get more information or schedule a showing. For example, on our flagship Zillow brand, during December 2017, nearly 630 million homes were viewed on a mobile device, which equates to 234 homes per second.

Marketing

We believe Zillow Group has considerable opportunity to increase brand awareness and grow traffic through product development, targeted advertising programs and strategic partnerships. As such, we opportunistically advertise to consumers and professionals in various online and offline channels that have tested well for us and pursue strategic partnerships that drive traffic and brand awareness for Zillow Group.

At Zillow Group, marketing begins with effective product development, which then becomes amplified by impactful brand advertising and marketing communications. We create immersive consumer products that people want to use frequently, talk about and share. The engaging nature of our products enables us to execute compelling advertising campaigns integrated with our robust and viral communications program, which together comprise the primary drivers of our brand awareness and traffic acquisition efforts. For example, for our flagship Zillow brand, we launched our consumer brand with communications at the core of our marketing strategy. Next, after years of vigorous field testing, we began large-scale national advertising in early 2013 on television and across other complementary channels, which has continued through the year ended December 31, 2017. In part as a result of these advertising efforts, traffic to Zillow Group brands’ mobile applications and websites reached a seasonal peak of more than 187 million monthly unique users in July 2017, an increase of 10% year over year. Visits to Zillow Group brands’ mobile applications and websites, including Zillow, Trulia, StreetEasy and RealEstate.com, increased 19% to 6,314.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The majority of our traffic and brand awareness comes direct, not dependent on search engines, with demonstrated consumer intent to visit the Zillow Group brands.

The communications team for our flagship Zillow brand includes former print and broadcast journalists who have established Zillow Group as an authoritative source for information on a broad range of home and real estate-related subjects. A typical week includes commentary from our real estate experts across dozens of national print and broadcast media outlets, guest opinion pieces or blog posts by our chief economists, and wide-ranging national and local media coverage of Zillow Group products, listings, data and consumer tips. We also produce considerable home and real estate-related content on our blogs that are syndicated across dozens of prominent media sites with content ranging from real estate market trends, to home financing tips, to celebrity real estate listings.

In September 2017, we released the second annual Zillow Group Report on Consumer Housing Trends, which highlights our latest consumer research. The report has garnered the attention of media outlets such as the Wall Street Journal, New York Times, Fox Business, Associated Press and Money Magazine and serves to establish Zillow Group as the authority on residential real estate consumers and their needs, aspirations and challenges.

We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 905 U.S. markets. Data is released on a monthly and quarterly basis, and the data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News and Bloomberg. We believe the considerable effort we have spent on public relations and social media has allowed us to build large and credible brands.

Our living database of homes creates significant opportunities for home-ownership lifecycle marketing. A typical person will at various times in life be a renter, buyer, homeowner, mortgage refinancer or seller, and this presents opportunities to communicate with consumers over many years before, during and after a transaction. We actively communicate with our users through email and social media channels.

Sales, Consumer Care and Customer Support

Our sales teams are responsible for generating advertising customers across our mobile applications and websites.

Our largest sales teams sell our Premier Agent and Premier Broker products to real estate agents, and are located in Seattle, Washington, Denver, Colorado, Irvine, California, and New York, New York. We also have sales teams in Seattle, Washington, Denver, Colorado, New York, New York, and Irvine, California that sell our rental products to rental professionals. In addition, we have sales teams in Seattle, Washington and Lincoln, Nebraska that support sales in our mortgage marketplaces. We also have sales teams in Seattle, Washington, Denver, Colorado, and San Francisco, California that sell our new construction marketing solutions. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain field sales teams in San Francisco, California and New York, New York to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries.

We believe that consumer care and customer support are important to our success. Our consumer care and customer support teams are located in Seattle, Washington and Denver, Colorado. Our customer support team responds to commercial and technical issues from our advertisers, and our consumer care team responds to consumer issues from our user community.

Technology and Infrastructure

Zillow Group is a data- and technology-driven company. Our technical infrastructure, mobile applications and websites are built to provide consumers and real estate, rental and mortgage professionals with access to rich real estate data and powerful online tools to help them accomplish their home-related goals. Our success depends on our ability to innovate and enhance our products and services, adapt to changes in technology, and support new devices and operating systems.

Research and development costs are expensed as incurred and are recorded in technology and development expenses. For the years ended December 31, 2017, 2016 and 2015, expenses attributable to research and development for our business totaled $193.0 million, $170.1 million and $116.2 million, respectively. We expect to continue making significant investments in research and development as we explore new ways to deliver greater value to our consumer users and advertiser customers. For information about our research and development costs, see Note 2 of the accompanying notes to our consolidated financial statements included within this annual report.

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

Our Zillow technical infrastructure, mobile applications and websites are hosted at a third-party facility located in the Seattle area. We manage our Trulia mobile applications and website from a shared data center in Santa Clara, California. Additionally, we utilize third-party web services for cloud computing and storage to assist in service growth and redundancy.

Intellectual Property

We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

Our trademarks registered in the United States and several other jurisdictions include, but are not limited to, “Zillow,” “Trulia,” “Zestimate,” “Premier Agent,” “Make Me Move,” “Mortech,” “Marksman,” “Hotpads,” “StreetEasy,” “dotloop,” “Find Your Way Home,” “Naked Apartments,” “New Home Feed,” “Instant Offers,” the Z in a house logo, the Trulia marker logo, as well as logos that correspond with several of our other trademarks. We also have filed other trademark applications in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.

We are the registered holder of a variety of domestic and international domain names that include, but are not limited to, “Zillowgroup.com,” “Zillow.com,” “Trulia.com,” “RealEstate.com,” “Mortech.com,” “HotPads.com,” “Streeteasy.com,” “DotLoop.com,” “Retsly.com,” “NakedApartments.com,” “BridgeInteractive.com,” “NewHomeFeed.com” and other similar variations. We view the strength of brand awareness and loyalty with respect to both our consumer- and business-facing brands as a key differentiator. As a result, our ability to protect these intellectual property assets is very important to our business.

We have 23 patents of varying lengths issued in the United States and internationally. These patents cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, the collection, storage and display of home attribute values, providing for a multi-faceted search, and other proprietary techniques relevant to our products and services. Our Zestimate home valuation, for example, which we consider to be a significant competitive advantage with respect to consumer engagement, is currently protected by a patent. We have 51 patent applications pending in the United States and internationally, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

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

Competition for Consumers

We compete for the attention of consumers with companies that operate, or could develop, national and local real estate and rental listings search, as well as mortgage lender mobile applications and websites. We compete for consumers primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, and brand awareness and reputation. We believe we compete favorably on these factors.

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

Government Regulation

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the internet and through mobile applications. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, data collection and advertising, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state laws. In addition, some of our mortgage advertising products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, pursuant to a support services agreement. Though we do not take mortgage applications or make loans or credit decisions in connection with loans, Zillow Group Mortgages, Inc. is subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker.

By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage professionals, banks, property managers, rental agents and some of our other customers and advertisers on our mobile applications and websites are subject to various state and federal laws and regulations relating to real estate, rentals and mortgages. We endeavor to ensure that any content created by Zillow Group is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and consumers for their activities through, and the content they provide on, our mobile applications and websites. The real estate, mortgages, and rentals industries are subject to significant state and federal regulation; though we provide advertising services and technology solutions to real estate, mortgages, and rentals professionals, certain of our activities may be deemed to be covered by these industry regulations. Since the laws and regulations governing real estate, rentals and mortgages are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may have to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future.

Employees

As of December 31, 2017, we had 3,181 full-time employees.

Where You Can Find More Information

Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the “Investors” section of our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K or any other document we file with the SEC.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, and future financial performance. Recovery pursuant to our insurance policies may not be available due to policy definitions of covered losses or other factors, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and operating results. If any of these risks occur, the trading price of our common and capital stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

If Real Estate, Rental and Mortgage Professionals, Home Builders or Other Advertisers Reduce or End Their Advertising Spending With Us or if We Are Unable to Effectively Manage Advertising Inventory or Pricing, Our Business Would Be Harmed.

Our current financial model depends on revenue generated primarily through sales of advertising products and services to real estate agents and brokerages, rental professionals, mortgage professionals, home builders, and other advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including how successfully we can:

•	increase the number of consumers who use our products and services, provide them with tools to promote engagement between real estate market participants, and enhance their user experience so we can retain them;

•	offer an attractive return on investment to our advertisers for their advertising spending with us;

•	continue to develop our advertising products and services to increase adoption by and engagement with advertising customers;

•	keep pace with and anticipate changes in technology to provide industry-leading products and services to advertisers and consumers; and

•	compete effectively for advertising dollars with other online media companies.

Premier Agent revenue, derived from our flagship Premier Agent program and Premier Broker program, accounted for 71% of total revenue for the year ended December 31, 2017. This level of revenue concentration suggests that even modest decreases in individual agent advertiser spending across the advertiser population, caused by actual or perceived decreases to return on investment, preference for a competitive service, or other factors, could have a significant negative impact on our results of operations. We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. For example, our self-serve account interface for Premier Agent advertisers allows agent advertisers to independently control the duration of their advertising commitments. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, we continually evaluate and utilize various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms. In 2016, for example, we implemented a new auction-based pricing method for our Premier Agent product. Future changes to our pricing methodology for advertising services or product offerings may cause advertisers to reduce or end their advertising with us or negatively impact our ability to manage revenue opportunities. If advertisers reduce or end their advertising spending with us, or if we are unable to effectively manage inventory and pricing, our advertising revenue and business, results of operations and financial condition would be harmed.

If We Do Not Innovate or Provide High-Quality Products and Services on Mobile and the Web That Are Attractive to Our Users and to Our Advertisers, Our Business Could Be Harmed.

Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make our mobile applications, websites and other tools useful for consumers and real estate, rental and mortgage professionals, and attractive to our advertisers. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products and services, adapt to changes in technology, and support new devices and operating systems. If we are unable to provide products and services that users, including real estate professionals, want to use, on the devices they prefer, then users may become dissatisfied and use competitors’ mobile applications, websites and tools. If consumers begin to access real estate through other media and we fail to innovate, our business may be negatively impacted. If we are unable to continue offering high-quality, innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.

We Face Competition for Consumers in the Real Estate Category, Which Could Impair Our Ability to Attract Users of Our Mobile Applications and Websites, Which Would Harm Our Business, Results of Operations and Financial Condition.

Our business model depends on our ability to continue to attract consumers to our mobile applications and websites and enhance their engagement with our products and services in a cost-effective manner. New entrants continue to join the category at an increasingly rapid pace. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental, new construction and mortgage mobile applications and websites. Such competitors range from companies offering traditional offline advertising media, like newspapers, to new mobile- or web-only technology companies. These companies could devote greater financial, technical and other resources than we have available to sales, advertising, or research and development, have a more accelerated time frame for deployment, or leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are not able to continue to attract consumers to our mobile applications and websites, our business, results of operations and financial condition would be harmed.

We May Not Be Able to Compete Successfully Against Our Existing or Future Competitors in Attracting Advertisers, Which Could Harm Our Business, Results of Operations and Financial Condition.

We face intense competition from traditional and online or mobile media sources to attract advertisers. Online and on mobile, we compete against websites dedicated to providing real estate, rental, new construction, and mortgage information and services to real estate professionals and consumers, major internet portals, general search engines, e-commerce, and social media sites, as well as other technology and media companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition would be harmed.

We Compete in a Dynamic Industry, and We May Invest Significant Resources to Pursue Strategies and Develop New Products and Services That Do Not Prove Effective.

The industry for residential real estate technology, information marketplaces, services, and advertising is dynamic, and the expectations and behaviors of consumers and professionals shift constantly and rapidly. We continue to learn a great deal about the behaviors and objectives of residential real estate market participants as the industry evolves and are investing significant resources to develop, test, and launch products and services to address the needs of the market and improve the homebuying, selling, financing, building, and renting experience. Changes or additions to our products and services may not attract or engage our users, and may reduce confidence in our products and services, negatively impact the quality of our brands, upset other industry participants, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business. Our product Zillow Instant Offers, for example, which allows home sellers to receive a comparative market analysis from a Premier Agent alongside non-binding offers from institutional buyers, may not engage home sellers as we think it will. Further, if we do not realize the benefits we expect from strategic relationships we enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel, and other resources to pursue strategies that do not, ultimately, prove effective such that our results of operations and financial condition may be harmed.

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

Changes to the real estate industry, including to supply and demand in the real estate market, regulation of rental unit offerings, or mortgage interest rates, could reduce demand for our services. In addition, real estate, rental, and mortgage professionals are subject to comprehensive, and rapidly evolving, federal, state, and local laws and regulations which may cause them to significantly alter, decrease, or terminate their purchase of our products and services. For example, as described in Part I, Item 3 – Legal Proceedings – the Consumer Financial Protection Bureau (“CFPB”) investigated our co-marketing program for real estate agent and mortgage advertisers in 2015 through 2017, and settlement discussions with the CFPB are ongoing. Seasonality, micro- and macroeconomic factors, government regulation, tax laws, and other factors may decrease consumer usage as well as sales to our advertisers and other customers, which could harm our results of operations and financial condition.

Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker. Though we do not take mortgage applications or make loans or credit decisions in connection with loans, Zillow Group Mortgages, Inc. is subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker. Further, due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain additional real estate brokerage and mortgage broker licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state real estate and mortgage broker licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments from real estate or mortgage professionals, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties or our business operations in that state may be suspended or prohibited. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

Natural Disasters and Catastrophic Events May Disrupt Real Estate Markets and our Business.

The occurrence of a significant natural disaster or other catastrophic event, such as earthquake, hurricane, fire, flood, terrorist attack or other similar event, may damage or disrupt our operations, local and regional real estate markets or economies, and negatively impact our business, results of operations and financial condition. Our largest offices are located in Seattle, Washington, and San Francisco, California, and an earthquake or natural disaster in either city could disrupt our engineering and sales teams and equipment critical to the operation of our business. Similarly, a significant natural disaster or other catastrophic event in any major U.S. city could negatively impact a large number of our advertisers and users, and cause a decrease in our revenue or traffic. For example, in connection with the hurricanes and wildfires that occurred during the second half of 2017, we worked closely with our Premier Agents and other advertisers in affected areas to help manage their advertising budgets, and we provided relief initiatives, which included billing credits and other forms of advertiser assistance. We also experienced a temporary decline in traffic to our mobile applications and websites from consumers in impacted areas during September 2017. Though our relief initiatives and the temporary decline in traffic did not have a material impact on our results of operations and financial condition for 2017, our results of operations and financial condition may be negatively affected by natural disasters in the future.

We May Not Be Able to Maintain or Establish Relationships With Real Estate Brokerages, Real Estate Listing Aggregators, Multiple Listing Services, Property Management Companies, Home Builders and Other Third-Party Listing Providers, Which Could Limit the Information We Are Able to Provide to Our Users.

Our ability to attract users to our mobile applications, websites and other tools depends to some degree on providing timely access to comprehensive and accurate for-sale, new construction and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services (“MLSs”), property management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. Many of our competitors and other real estate websites have similar access to MLSs and listing data, and may be able to source real estate information faster or more efficiently than we can. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with MLSs and other listing providers, whether due to termination of agreements or otherwise, changes to our rights to use or timely access listing data, or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

We May Not Be Able to Maintain or Establish Relationships With Data Providers, Which Could Limit the Information We Are Able to Provide to Our Users and Impair Our Ability to Attract or Retain Users.

We obtain real estate data, such as transaction history, property descriptions, tax-assessed value and property taxes paid, under licenses from third-party data providers. We use this data to enable the development, maintenance and improvement of our marketplace and information services, including Zestimates, Rent Zestimates and our living database of homes. We have invested significant time and resources to develop proprietary algorithms, valuation models, software and practices to use and improve on this specific data. We may be unable to renew our licenses with these data providers, enter into new data license agreements, or we may be able to do so only on terms that are less favorable to us, which could harm our ability to continue to develop, maintain and improve these information services and could harm our business, results of operations and financial condition.

If Our Data Integrity Suffers Real or Perceived Harm, Consumers and Advertisers May Decrease Use or Cease Using Our Products and Services, and We May Be Subject to Legal Liability.

Because homes represent significant investments, and many consumer decisions regarding homes are data-driven, our ability to attract and retain users and advertisers to our information products and services is dependent upon our ability to publish, and reputation for publishing, accurate and complete residential real estate information through our mobile applications and websites. As discussed above, a significant amount of the data we publish on our mobile applications and websites are licensed from third parties, and we have limited ability to control the quality of the information we receive from them. We also publish a significant amount of user-generated content, and our tools and processes designed to ensure the accuracy, quality, and legality of such content may not always be effective. Data we generate independently are subject to error, unauthorized modification by way of third-party viruses, and other factors. As the volume of data we publish increases, and potential threats to data quality become more complex, the risk of harm to our data integrity also increases. If our data integrity suffers real or perceived harm, we may be subject to legal liability, and consumers and advertisers may decrease their use or cease using our products and services, which would harm our results of operations and financial condition.

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent advertising product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in the Zillow database for which we have sufficient data to produce the Zestimate. Our consumer focus may also negatively impact our relationships with real estate brokerages, MLSs, and other industry participants on whom we rely for listings information. Our product Zillow Instant Offers, for example, may be perceived as impinging upon the business models of real estate agents and brokerages, which may cause them to terminate their listings agreements with us or, with respect to brokerages, cease advertising with us. Such risks could have a materially negative impact on our results of operations. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

We Are Subject to Disputes Regarding the Accuracy or Display of Our Zestimates and Rent Zestimates.

We provide our users with Zestimate and Rent Zestimate home and rental valuations. Zestimates are our estimated current market values of a home based on our proprietary automated valuation models that apply advanced algorithms to analyze our data; they are not appraisals. A Rent Zestimate is our estimated current monthly rental price of a home, using similar automated valuation models that we have designed to address the unique attributes of rental homes. We are, from time to time, involved in disputes with property owners and others who disagree with the accuracy or display of a Zestimate or Rent Zestimate, and such disputes may result in costly litigation in the future. Further, revisions to our automated valuation models, or the algorithms that underlie them, poor data quality, or other factors may cause certain Zestimates or Rent Zestimates to vary from expectations for those Zestimates or Rent Zestimates. Any such dispute or variation in Zestimates or Rent Zestimates could result in distraction from our business or potentially harm our reputation and financial condition.

We Rely on Internet Search Engines and Mobile Application Marketplaces to Connect with Consumers.

We rely on organic traffic generated from search engines like Google and Bing to attract users to our websites. This organic traffic is dependent in part upon the way in which links to and information from our websites are featured on search engine result pages. The ranking and other display features of links to and information from our websites is impacted by a variety of factors, many of which are not within our control, such as a change to the search engine ranking algorithm. We devote significant time and resources to digital marketing initiatives, such as search engine optimization, to improve our search result rankings and increase visits to our sites. These marketing efforts may prove unsuccessful due to a variety of factors, including increased costs to use online advertising platforms, ineffective campaigns and increased competition. We also rely on mobile application marketplaces like Apple’s App Store and Google Play to connect users with our mobile applications. These marketplaces may change in a way that negatively affects the prominence of or ease with which users can access our mobile applications. Such changes to Internet search engines or mobile application marketplaces may adversely impact our ability to connect with consumers, which could have a material negative effect on our results of operations and financial condition.

We May Be Unable to Increase Awareness of the Zillow Group Brands Cost-effectively, Which Could Harm Our Business.

We believe the Zillow Group brands, including Zillow and Trulia, are key assets of our company. Awareness and perceived quality and differentiation of the Zillow Group brands are important aspects of our efforts to attract and expand the number of consumers who use our mobile applications and websites. Should the competition and costs for awareness and brand preference increase among providers of mobile or online real estate information, we may not be able to successfully maintain or enhance the strength of our brand. We expect to continue to invest in our paid advertising to increase brand awareness and grow traffic. Paid advertising may not continue to be successful or cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands cost-effectively, or if we are unable to recover our additional marketing and advertising costs through increased usage of our products and services, our business, results of operations and financial condition could be harmed.

If We Fail to Manage Our Growth and Multi-Brand Portfolio Effectively, Our Reputation, Results of Operations and Business Could Be Harmed.

We have experienced rapid and significant growth in our headcount and related operations, including as a result of the February 2015 Trulia acquisition and other acquisitions. We have also acquired or launched several new business-to-consumer and business-to-business brands in recent years, including the 2017 acquisition of New Home Feed, a listing management technology company, and launch of realestate.com, a consumer-facing website for residential real estate. This growth adds complexity to business operations, including internal controls and compliance, and places substantial demand on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture, and successfully manage a diverse portfolio of brands. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

We Rely on the Performance of Highly Skilled Personnel, and if We Are Unable to Attract, Retain and Motivate Well-Qualified Employees, Our Business Could Be Harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our management and our highly skilled team of employees, including our software engineers, statisticians, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. The market for highly skilled personnel is very competitive. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees in a cost-effective manner, our business could be harmed.

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and investments. For example, we acquired HREO and New Home Feed, and purchased an equity interest in a privately held corporation, in the year ended December 31, 2017. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

For example, during the year ended December 31, 2017, we recorded a non-cash impairment for $174.0 million related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the non-cash impairment, see Note 9 to our consolidated financial statements.

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

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

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

Risks Related to Our Intellectual Property and Technology

If Our Security Measures or Technology Systems Are Compromised, We May Be Subject to Legal Claims and Suffer Significant Losses, and Consumers May Curtail Use of Our Products and Services and Advertisers May Reduce Their Advertising on Our Mobile Applications and Websites.

Our products and services involve the transmission, processing, and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers and credit card information. For example, our dotloop real estate transaction management software stores sensitive personal and financial information, and our Mortech mortgage product and pricing software for mortgage professionals processes social security numbers. Security breaches and administrative or technical failures could expose us to a risk of data loss or exposure, including both consumer and customer data as well as intellectual property and other confidential business information, which could result in potential significant liability and litigation. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, or other attacks, any of which could lead to loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust in us, users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, advertisers may decrease or stop advertising on our mobile applications or websites, and we may be subject to legal claims, government investigation and additional state and federal legal requirements.

We engage a variety of vendors to process and store certain user information, some of which may be private or include personally identifiable information. We also depend on vendors to host many of the systems and infrastructure used to provide our products and services. If our data storage vendors fail to maintain adequate information security systems and our systems or our users’ information is compromised, our business, results of operations and financial condition could be harmed. A security breach at our vendor could be perceived by consumers or our customers as a breach of our systems and could result in damage to our reputation and expose us to other losses.

Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our products or services or close their accounts, cause existing advertisers to cancel their contracts, cause us to incur significant costs to notify affected individuals and upgrade our technology, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our business, results of operations and financial condition.

Any Significant Disruption in Service on Our Mobile Applications or Websites or in Our Network Could Damage Our Reputation and Brands, and Result in a Loss of Users of Our Products and Services and of Advertisers, Which Could Harm Our Business, Results of Operations and Financial Condition.

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. Our mobile applications and websites are exposed to attempts to overload our servers with denial-of-service attacks or similar disruptions from unauthorized use of our computer systems. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our mobile applications and websites, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, software errors or physical or electronic break-ins, could affect the security or availability of our products and services on our mobile applications and websites and prevent or inhibit the ability of users to access our services. Since our users may rely on our products and services, including our free customer relationship management tools, for important aspects of their businesses, problems with the reliability, availability or security of our systems could damage our users’ businesses, harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition. In October 2016, for example, traffic to our websites zillow.com and trulia.com was impacted by a distributed denial of service attack against one of our domain name system providers. This incident did not have a material adverse effect on our business, and there is no indication that our internal controls were compromised. Despite the additional network detection tools and other processes we implemented, and our continual work to install new, and upgrade existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks, we cannot ensure that we will not experience similar incidents in the future.

Our Zillow technical infrastructure, mobile applications and websites are hosted at a third-party facility located in the Seattle area. We manage our Trulia mobile applications and website from a shared data center in Santa Clara, California. Additionally, we utilize third-party web services for cloud computing and storage to assist in service growth and redundancy.

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

We Rely Upon Amazon Web Services to Support Operation of Certain Aspects of Our Services and Any Disruption of or Interference with our Use of the Amazon Web Services Operation Could Adversely Impact Our Operations and Our Business.

Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, which is commonly referred to as a “cloud” computing service. Certain of our computer systems utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of computing to power our mobile applications, websites, and other technology products and services on AWS, and we store a significant amount of our users’ information and our confidential business information on AWS. In light of this, coupled with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS could adversely impact our operations and our business.

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

While we believe that our issued patents and pending patent applications help to protect our business, we cannot ensure that our operations do not, or will not, infringe valid, enforceable patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. We cannot ensure that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that such patents will not be challenged by third parties or found to be invalid or unenforceable, or that our patents will be effective in preventing third parties from utilizing a “copycat” business model to offer the same products or services. Our Zestimate home valuation, for example, which we consider to be a key competitive advantage with respect to consumer engagement, is currently protected by a patent, the loss of which could benefit comparable services provided by our competitors and result in decreased user traffic and engagement with our mobile applications and websites, thereby harming our results of operations and financial condition.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. Though certain of these third parties are obligated to indemnify us for breaches of our intellectual property rights, they may be unable to meet these obligations. In addition, we rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all. Any of these events could harm our business, results of operations or financial condition.

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

In addition, we use open source software in our services and will continue to use open source software in the future. From time to time, we may be subject to claims brought against companies that incorporate open source software into their products or services, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, and we may be required to purchase a costly license or remove open source software, devote additional research and development resources to changing our products or services, make generally available the source code for our proprietary technology, or waive certain of our intellectual property rights, any of which would have a negative effect on our business and results of operations.

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

Confidentiality Agreements With Employees and Others May Not Adequately Prevent Disclosure of Trade Secrets and Other Proprietary Information.

In order to protect our technologies and strategic business and operations information, we rely in part on confidentiality agreements with our employees, independent contractors, vendors, licensees, and other third parties. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. Others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Further, if our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Any changes in, or unfavorable interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

We May Not Be Able to Halt the Operations of Websites That Aggregate or Misappropriate Our Data.

From time to time, third parties have misappropriated our data through website scraping, robots or other means, and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our websites. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. We may not be able, however, to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. In addition, if such activity creates confusion among consumers or advertisers, our brands and business could be harmed. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition.

Risks Related to Regulatory Compliance and Legal Matters

We Are, and May in the Future Become, Subject to a Variety of International, Federal, State, and Local Laws, Many of Which Are Unsettled and Still Developing and Which Could Subject Us to Claims or Otherwise Harm Our Business.

With office locations throughout the United States and Vancouver, British Columbia, we are currently subject to a variety of, and may in the future become subject to additional, international, federal, state, and local laws that are continuously evolving and developing, including laws regarding the real estate, rental and mortgage industries, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, and employment laws, including those governing wage and hour requirements. These laws are complex and can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction.

If we are unable to comply with these laws or regulations in a cost-effective manner, we may modify impacted products and services, which could require a substantial investment and loss of revenue, or cease providing the impacted product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties, and other losses.

We assist with the processing of customer credit card transactions, consumer credit report requests, and provide other product offerings, which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the third-parties that we engage with to provide processing and screening services violate applicable laws and regulations.

We are From Time to Time Involved In, or May In the Future be Subject to, Claims, Suits, Government Investigations, and Other Proceedings That May Result In Adverse Outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters, including those matters described in Part I, Item 3. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These requirements could strain our systems and resources. The Exchange Act also requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. For example, new revenue recognition guidance was issued by the Financial Accounting Standards Board (“FASB”), which we adopted on January 1, 2018, requiring additional personnel time and other costs to implement. In addition, we expect to invest additional personnel time and other costs to implement new guidance on leases, which we plan to adopt on January 1, 2019. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we identify any material weaknesses in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our capital stock to decline.

Risks Related to Our Financial Statements

We Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of December 31, 2017, we had an accumulated deficit of $592.2 million. Although we have experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

•	product development;

•	sales and marketing;

•	technology infrastructure;

•	strategic opportunities, including commercial relationships and acquisitions; and

•	general and administrative expenses, including legal and accounting expenses related to being a public company.

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

We Rely on Assumptions, Estimates, and Business Data to Calculate our Key Performance Indicators and Other Business Metrics, and Real or Perceived Inaccuracies in These Metrics May Harm our Reputation and Negatively Affect our Business.

Certain of our performance metrics are calculated using third party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our measurement of unique users and visits may be affected by applications that automatically contact our servers to access our mobile applications and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user or as a visit on the day such contact occurs.

We regularly review and may adjust our processes for calculating our performance metrics to improve accuracy. Our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If real estate professionals, advertisers or investors do not perceive our unique users or visits to be an accurate representation of our user engagement, or if we discover material inaccuracies in our unique users or visits, our reputation may be harmed, and real estate professionals and advertisers may be less willing to allocate their resources to our products and services, which could negatively affect our business and operating results.

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

We Could Be Subject to Additional Income Tax Liabilities and Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

We are subject to federal and state income taxes in the United States and in Canada. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. For example, On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies have not implemented all relevant regulations or issued substantive guidance to-date and could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $1,014.0 million, state net operating loss carryforwards of approximately $21.4 million (tax effected), and net tax credit carryforwards of approximately $35.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. In connection with Zillow’s August 2013 public offering of Zillow Class A Common stock, Zillow experienced an ownership change that triggered Section 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with Zillow Group’s February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

Risks Related to Ownership of Our Common and Capital Stock and Debt Instruments

Our Class A Common Stock and Class C Capital Stock Prices May Be Volatile, and the Value of an Investment in Our Class A Common Stock and Class C Capital Stock May Decline.

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, since shares of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $17.06 per share to $50.69 per share (adjusted for the August 2015 stock split effected in the form of a dividend) through December 31, 2017. Since shares of our Class C capital stock began trading in August 2015, the closing price of our Class C capital stock has ranged from $16.01 per share to $51.04 per share through December 31, 2017. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock and Class C capital stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have in the past been and are currently the target of this type of litigation, and we may continue to be the target of this type of litigation in the future. Past, current, and future securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

The Structure of Our Capital Stock as Contained in Our Charter Documents Has the Effect of Concentrating Voting Control With Our Founders, and Limits Your Ability to Influence Corporate Matters.

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2017, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 31.8% and 20.7%, respectively, of the voting power of our outstanding capital stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have various operating leases for office space, which are summarized as of December 31, 2017 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters for Zillow Group	307,237	2024
San Francisco, California	General office space	105,897	2023
Denver, Colorado	General office space	64,908	2021
Irvine, California	General office space	60,074	2022
New York, New York	General office space	53,200	2024
San Francisco, California	Subleased office space	26,664	2018

We lease additional office space in Chicago, Illinois, Cincinnati, Ohio, Lincoln, Nebraska, Atlanta, Georgia and Vancouver, British Columbia. See Note 16 of Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings.

For information regarding legal proceedings in which we are involved, see Note 16 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form  10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Class A common stock has traded on The Nasdaq Global Select Market under the symbol “ZG” since August 17, 2015 and under the symbol “Z” from July 20, 2011 through August 14, 2015. The following table sets forth, for each quarterly period indicated, the high and low sales prices per share for our Class A common stock as quoted on The Nasdaq Global Select Market:

	High	Low
Year Ended December 31, 2017:
First Quarter	$38.25	$32.63
Second Quarter	50.91	33.37
Third Quarter	49.03	37.96
Fourth Quarter	43.16	38.76

	High	Low
Year Ended December 31, 2016:
First Quarter	$25.96	$16.45
Second Quarter	36.65	20.87
Third Quarter	39.99	32.55
Fourth Quarter	39.19	31.17

Our Class B common stock is not listed and there is no established public trading market.

Our Class C capital stock has traded on The Nasdaq Global Select Market under the symbol “Z” since August 17, 2015. Prior to that time, there was no public market for our Class C capital stock. The following table sets forth, for each quarterly period indicated, the high and low sales prices per share for our Class C capital stock as quoted on The Nasdaq Global Select Market:

	High	Low
Year Ended December 31, 2017:
First Quarter	$38.05	$32.56
Second Quarter	51.23	33.30
Third Quarter	49.36	37.68
Fourth Quarter	43.43	38.63

	High	Low
Year Ended December 31, 2016:
First Quarter	$24.64	$15.36
Second Quarter	36.28	19.63
Third Quarter	39.88	32.65
Fourth Quarter	39.05	31.22

Holders of Record

As of February 8, 2018, there were 102, three, and 145 holders of record of our Class A common stock, our Class B common stock, and our Class C capital stock, respectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2017.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following graph compares our cumulative total shareholder return on Zillow Group’s common and capital stock with the Nasdaq Composite Index and the RDG Internet Composite Index.

For our Class A common stock, this graph covers the period from December 31, 2012 through December 31, 2017. This graph assumes that the value of the investment in Zillow Group’s Class A common stock and each index (including reinvestment of dividends) was $100 on December 31, 2012.

For our Class C capital stock, this graph covers the period from August 3, 2015, using the closing price for the first day of trading during the when-issued trading period prior to the August 2015 stock split effected in the form of a dividend through December 31, 2017. This graph assumes that the value of the investment in Zillow Group’s Class C capital stock (including reinvestment of dividends) was $100 on August 3, 2015.

The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and our previously audited financial statements that are not included herein. We have included Trulia, Inc. in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. We have given retroactive effect to prior period share and per share amounts in our consolidated statements of operations for the August 2015 stock split effected in the form of a dividend so that prior periods are comparable to current period presentation. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,076,794	$846,589	$644,677	$325,893	$197,545
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	85,203	69,262	60,127	29,461	18,810
Sales and marketing (1)	448,201	382,419	308,125	169,462	108,891
Technology and development (1)	319,985	255,583	184,477	84,669	48,498
General and administrative (1)	210,816	332,007	184,984	65,503	37,919
Impairment and restructuring costs (1)	174,000	—	35,551	—	—
Acquisition-related costs	463	1,423	16,576	21,493	376
Loss (gain) on divestiture of businesses	—	(1,251)	4,368	—	—

Total costs and expenses	1,238,668	1,039,443	794,208	370,588	214,494

Loss from operations	(161,874)	(192,854)	(149,531)	(44,695)	(16,949)
Loss on debt extinguishment	—	(22,757)	—	—	—
Other income	5,385	2,711	1,501	1,085	385
Interest expense	(27,517)	(7,408)	(5,489)	—	—

Loss before income taxes	(184,006)	(220,308)	(153,519)	(43,610)	(16,564)
Income tax benefit (expense)	89,586	(130)	4,645	—	4,111

Net loss	$(94,420)	$(220,438)	$(148,874)	$(43,610)	$(12,453)

Net loss per share—basic and diluted	$(0.51)	$(1.22)	$(0.88)	$(0.36)	$(0.12)
Weighted average shares outstanding—basic and diluted	186,453	180,149	169,767	120,027	108,087
(1) Includes share-based compensation as follows:
Cost of revenue	$3,884	$3,550	$2,384	$1,844	$737
Sales and marketing	22,735	23,320	25,391	7,320	10,969
Technology and development	39,938	31,466	26,849	11,681	4,660
General and administrative	47,014	48,582	50,590	13,240	7,070
Impairment and restructuring costs	—	—	14,859	—	—

Total	$113,571	$106,918	$120,073	$34,085	$23,436

(2) Amortization of website development costs and intangible assets included in technology and development	$94,349	$87,060	$63,189	$29,487	$19,791

	At December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$762,539	$507,515	$520,289	$455,920	$437,726
Working capital	723,138	485,617	493,672	352,141	282,903
Property and equipment, net	112,271	98,288	85,523	41,600	27,408
Total assets	3,230,517	3,149,677	3,135,700	649,730	608,063
Long-term debt	385,416	367,404	230,000	—	—
Deferred tax liabilities and other long-term liabilities	44,561	136,146	132,482	—	—
Total shareholders’ equity	2,660,823	2,533,587	2,679,053	588,779	567,796

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of our Business

Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and OutEast.com. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.

Our living database of more than 110 million U.S. homes—including homes for sale, homes for rent and homes not currently on the market—attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 75 million homes, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications and websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.

We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our two primary revenue categories are marketplace revenue and display revenue.

Marketplace revenue consists primarily of Premier Agent revenue, other real estate revenue and mortgages revenue. Premier Agent revenue is generated by the sale of advertising under our Premier Agent and Premier Broker programs, which offer a suite of marketing and business technology products and services to help real estate agents and brokers grow and manage their businesses and brands. We offer our flagship Premier Agent advertising product and our Premier Broker advertising product on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, through which we offer advertising products in our rentals marketplace and a suite of tools for rental professionals, New Construction, which includes advertising services for home builders, as well as revenue from the sale of various other advertising and business software solutions and services and technology solutions for real estate professionals. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.

Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites.

Effective February 17, 2015, Zillow Group acquired Trulia, Inc. (“Trulia”), and each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group. The total purchase price of Trulia was approximately $2.0 billion. We have included Trulia in Zillow Group’s results of operations prospectively after February 17, 2015, the date of acquisition. Because the Trulia acquisition occurred during the year ended December 31, 2015, the information presented in this report with respect to the year ended December 31, 2015 relates to Zillow on a standalone basis prior to February 17, 2015 and to Zillow Group after February 17, 2015, whereas the information presented in this section with respect to the years ended December 31, 2017 and 2016 relates to Zillow Group. Results of operations, including marketplace revenue, for the year ended December 31, 2015 include Market Leader revenue from February 17, 2015 through September 30, 2015, the date we divested the Market Leader business, whereas the information presented in this report with respect to the years ended December 31, 2017 and 2016 does not include Market Leader revenue. For additional information regarding the transaction with Trulia, see Note 7 to our consolidated financial statements.

Overview of Significant Milestones and Results

The following is a summary of certain of our significant milestones for the year ended December 31, 2017:

•	In January, we completed the acquisition of Hamptons Real Estate Online (“HREO”), a Hamptons-focused real estate portal that provides buyers and renters with a specialized search experience and access to the area’s most comprehensive for-sale, for-rent and vacant land listings. For additional information about the acquisition of HREO, see Note 7 to our consolidated financial statements.

•	In March, we launched Premier Agent on StreetEasy, New York City’s leading real estate marketplace. By integrating StreetEasy with Zillow and Trulia, real estate professionals can now reach the largest audience of New York City home shoppers through one platform. In June, we implemented paid inclusion advertising for rental listings featured on StreetEasy, which significantly improved the quality of rental listings.

•	In March, we launched a new Dotloop application program interface platform for developers. The update makes it easier for developers to more seamlessly create new integrations for external real estate technology and transaction services with Dotloop’s platform.

•	In April, we launched a new national advertising campaign, “Finding Home”, with several national TV spots featuring different stories that illustrate the diversity of home buyers today and their unique and varied challenges.

•	In May, we launched RealEstate.com, a new consumer real estate brand tailored to first-time home buyers. On RealEstate.com, buyers can search for homes in a completely new way—by the monthly payment and down payment they can afford.

•	In May, we announced our testing of the Zillow Instant Offers marketplace, a way for homeowners to sell their homes quickly by providing them with offers from investors and a comparative market analysis from a local real estate agent, as an estimate for what the home might fetch on the open market. In addition to investors being required to use an agent, should a homeowner select an investor’s offer, Zillow will also offer to connect them with a local agent to represent them throughout the transaction.

•	In May, we launched Zillow Prize, a machine learning competition to improve Zestimate accuracy, with a grand prize of up to $1 million to the person or team who submits the most improved Zestimate algorithm model.

•	In June, we launched Builder Inform, a cloud-based data dashboard that provides robust anonymized consumer insight data from Zillow Group to residential builders to help them make decisions about future projects. Builder Inform allows builders to view and compare currently listed homes by type and location to help them understand what they should build based on consumer demand in a given zip code.

•	In June, we purchased an equity interest in a privately held corporation for approximately $10.0 million. For additional information regarding the equity interest, see Note 7 to our consolidated financial statements.

•	In September, we completed the acquisition of New Home Feed, a streamlined listing management technology that allows builders to input, manage and syndicate their listings across the web. For additional information about the acquisition of New Home Feed, see Note 7 to our consolidated financial statements.

•	In October, we announced new products to help Premier Agents deepen their connections with clients and build their own personal brands through new technologies in the Premier Agent App, including My Agent. Zillow Group’s evolving tech features will streamline agent-client communication and allow agents to appear as a client’s only buyer’s agent for listings they view on Zillow or Trulia.

•	In October, we announced the beta launch of Rental Inform, a cloud-based data dashboard of Zillow Group’s exclusive real-time, robust rental market and aggregated, anonymized consumer insight data, which helps property management companies make more informed decisions about operations, marketing and investments.

•	In October, we announced plans to bring 3D Homes imaging technology to for-sale and for-rent listings. With the launch of the Zillow Group Home Capture App, homeowners and real estate professionals can capture 3D tours of their homes from their iPhones® and post to listings on Zillow and Trulia at no cost, providing home searchers with a new and more immersive way to envision themselves in a home. We plan to roll the feature out nationwide in the latter half of 2018.

•	The year ended December 31, 2017 represents the first full year in which we implemented our new auction-based pricing method for our Premier Agent product by which we determine the cost per impression delivered in each zip code based upon the total amount spent by Premier Agents to purchase impressions in the zip code during the month.

We have experienced significant revenue growth over the past three years. In 2015, 2016 and 2017, we focused on growing our marketplace revenue, which accounted for the majority of our revenue growth over that period. The increase in marketplace revenue resulted primarily from growth in our Premier Agent program. Our Premier Agent program represents the primary source of our revenue, and we believe it is more predictable than our other revenue sources.

For the years ended December 31, 2017, 2016, and 2015, we generated revenue of $1,076.8 million, $846.6 million and $644.7 million, respectively, representing year-over-year growth of 27%, 31% and 98%, respectively. We believe achieving these levels of revenue growth was primarily the result of significant growth in traffic to our owned and operated mobile applications and websites—indicated by the average number of monthly unique users for the three months ended December 31, 2017, 2016 and 2015 of 151.6 million, 140.1 million and 123.7 million, respectively, representing year-over-year growth of 8%, 13% and 61%, respectively. This increase in unique users increases the number of impressions and clicks we can monetize in our marketplace and display revenue categories. In addition, we experienced a significant increase in our marketplace revenue, due primarily to growth in our Premier Agent program, which was positively impacted by an increase in visits. Visits for the years ended December 31, 2017, 2016 and 2015 were 6,314.4 million, 5,323.2 million and 3,991.5 million, respectively, representing year-over-year growth of 19%, 33% and 61%, respectively. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit for the years ended December 31, 2017, 2016 and 2015 was $0.121, $0.114 and $0.112, respectively, representing year-over-year growth of 6%, 1% and 24%, respectively. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product, which we believe increased the demand for our advertising platform from both existing and new advertisers. During the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. In the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers, including brokerages and other teams. We believe the increase in Premier Agent revenue was also due in part to increased advertising sales to current Premier Agents, including brokerages and other teams.

As of December 31, 2017, we had 3,181 full-time employees compared to 2,776 full-time employees as of December 31, 2016.

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

We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow, StreetEasy, HotPads, Naked Apartments (as of March 2016) and RealEstate.com (as of June 2017) measure unique users with Google Analytics, and Trulia measures unique users with Adobe Analytics (formerly called Omniture analytical tools).

	Three Months Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in millions)
Average Monthly Unique Users	151.6	140.1	123.7	8%	13%

Visits

The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications and websites. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our agent and other real estate professional advertisers.

We define a visit as a group of interactions by users with the Zillow, Trulia (as of February 17, 2015), StreetEasy (as of March 2017) and RealEstate.com (as of June 2017) mobile applications and websites, as we monetize our Premier Agent and Premier Broker products on these mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.

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

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in millions)
Visits	6,314.4	5,323.2	3,991.5	19%	33%

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

Marketplace Revenue. Marketplace revenue consists primarily of Premier Agent revenue, other real estate revenue and mortgages revenue. Marketplace revenue for the year ended December 31, 2015 also includes Market Leader revenue from February 17, 2015 through the date of divestiture of September 30, 2015.

Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising needs, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, self-service ad buying tools and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms.

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

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, as well as revenue from the sale of various other marketing and business products and services to real estate professionals, including our new construction marketing solutions. Zillow Group Rentals includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per lease and cost per click generated basis whereby we recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis whereby revenue is recognized based on the contractual spend on a straight-line basis during the contractual period over which the services are delivered.

Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our Long Form and Custom Quote cost per lead mortgage marketing products, generally, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. In Zillow Group’s Long Form platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals through Long Form or Custom Quotes. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia and was divested as of September 30, 2015.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites. Growth in display revenue depends on continuing growth in traffic to our mobile applications and websites, continuing growth in traffic to our partner websites and mobile applications, migration of advertising spend online from traditional broadcast and print media, and effectiveness of display advertising versus other methods of online advertising.

We will begin reporting rentals revenue as a separate revenue category beginning with quarterly reporting for the three months ending March 31, 2018. In addition, display revenue will be included in our other revenue category and not reported separately. Going forward, other real estate revenue will be redefined as other revenue and will include revenue from new construction, dotloop, display, as well as from the sale of various other advertising and business software solutions.

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

Impairment and Restructuring Costs. Impairment costs for the year ended December 31, 2017 consists of the $174.0 million non-cash impairment related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the impairment, see Note 9 to our consolidated financial statements. Restructuring costs for the year ended December 31, 2015 consist of workforce reduction expenses in connection with a restructuring plan and related contract termination costs related to operating leases as a result of our February 2015 acquisition of Trulia.

Acquisition-related Costs. Acquisition-related costs consist of investment banking, legal, accounting, tax, and regulatory filing fees associated with acquisitions.

Loss (Gain) on Divestiture of Businesses. The gain on divestiture of business recorded for the year ended December 31, 2016 consists of the gain recognized in connection with our August 2016 sale of our Diverse

Solutions business. The loss on divestiture of business recorded for the year ended December 31, 2015 consists of the loss recognized in connection with our September 2015 sale of the Market Leader business.

Loss on Debt Extinguishment

The loss on debt extinguishment recorded for the year ended December 31, 2016 relates to the partial repurchase of Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) in December 2016.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest on the 2020 Notes we guaranteed in connection with our February 2015 acquisition of Trulia and interest on the Convertible Senior Notes due in 2021 (the “2021 Notes”) we issued in December 2016. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Interest is payable on the 2021 Notes at the rate of 2.00% semi-annually on June 1 and December 1 of each year.

Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. During the years ended December 31, 2017, 2016 and 2015, we did not have a material amount of current taxable income. We have provided a full valuation allowance against our deferred tax assets as of December 31, 2017 and 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. We have accumulated federal tax losses of approximately $1,014.0 million as of December 31, 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million (tax effected) as of December 31, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Shortly after enactment, implementation guidance was released by the Securities and Exchange Commission that requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.

We recorded an income tax benefit of $89.6 million for the year ended December 31, 2017. Approximately $66.0 million of the income tax benefit relates to a $174.0 million non-cash impairment we recorded during the year ended December 31, 2017 related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the non-cash impairment, see Note 9 to our consolidated financial statements. The remaining $23.6 million of the income tax benefit primarily relates to our initial analysis of the impact of the rate decrease included in the Tax Act for the impact of the reduction in our net deferred tax liability related to our indefinite-lived intangible asset. As of December 31, 2017, we have not completed our accounting for the income tax effects of certain elements of the Tax Act and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, including as related to the deduction limitations on compensation.

In the absence of the changes in the Tax Act, our tax benefit for the year ended December 31, 2017 would have been approximately $66.0 million. For the year ending December 31, 2018, we expect an overall statutory tax rate (including federal, state and foreign taxes) of approximately 24%, but in the absence of the Tax Act we would have expected an overall tax rate of approximately 38%.

Income tax expense was not material for the year ended December 31, 2016. We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015 due to a deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

Results of Operations

The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$1,076,794	$846,589	$644,677
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	85,203	69,262	60,127
Sales and marketing (1)	448,201	382,419	308,125
Technology and development (1)	319,985	255,583	184,477
General and administrative (1)	210,816	332,007	184,984
Impairment and restructuring costs (1)	174,000	—	35,551
Acquisition-related costs	463	1,423	16,576
Loss (gain) on divestiture of businesses	—	(1,251)	4,368

Total costs and expenses	1,238,668	1,039,443	794,208

Loss from operations	(161,874)	(192,854)	(149,531)
Loss on debt extinguishment	—	(22,757)	—
Other income	5,385	2,711	1,501
Interest expense	(27,517)	(7,408)	(5,489)

Loss before income taxes	(184,006)	(220,308)	(153,519)
Income tax benefit (expense)	89,586	(130)	4,645

Net loss	$(94,420)	$(220,438)	$(148,874)

Net loss per share—basic and diluted	$(0.51)	$(1.22)	$(0.88)
Weighted-average shares outstanding—basic and diluted	186,453	180,149	169,767
Other Financial Data:
Adjusted EBITDA (unaudited) (3)	$236,315	$14,826	$87,564

(1) Includes share-based compensation as follows:
Cost of revenue	$3,884	$3,550	$2,384
Sales and marketing	22,735	23,320	25,391
Technology and development	39,938	31,466	26,849
General and administrative	47,014	48,582	50,590
Impairment and restructuring costs	—	—	14,859

Total	$113,571	$106,918	$120,073

(2) Amortization of website development costs and intangible assets included in technology and development	$94,349	$87,060	$63,189
(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP. Adjusted EBITDA for the year ended December 31, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

	Year Ended December 31,
	2017	2016	2015
Percentage of Revenue:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	8	9
Sales and marketing	42	45	48
Technology and development	30	30	29
General and administrative	20	39	29
Impairment and restructuring costs	16	0	6
Acquisition-related costs	—	—	3
Loss (gain) on divestiture of businesses	0	—	1

Total costs and expenses	115	123	123
Loss from operations	(15)	(23)	(23)
Loss on debt extinguishment	0	(3)	0
Other income	1	—	—
Interest expense	(3)	(1)	(1)

Loss before income taxes	(17)	(26)	(24)
Income tax benefit (expense)	8	—	1

Net loss	(9)%	(26)%	(23)%

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect impairment and restructuring costs;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect the loss (gain) on divestiture of businesses;

•	Adjusted EBITDA does not reflect interest expense or other income;

•	Adjusted EBITDA does not reflect the loss on debt extinguishment;

•	Adjusted EBITDA does not reflect income tax benefit (expense); and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(94,420)	$(220,438)	$(148,874)
Other income	(5,385)	(2,711)	(1,501)
Depreciation and amortization expense	110,155	100,590	75,386
Share-based compensation expense	113,571	106,918	105,214
Impairment and restructuring costs	174,000	—	35,551
Acquisition-related costs	463	1,423	16,576
Loss (gain) on divestiture of businesses	—	(1,251)	4,368
Interest expense	27,517	7,408	5,489
Loss on debt extinguishment	—	22,757	—
Income tax (benefit) expense	(89,586)	130	(4,645)

Adjusted EBITDA (1)	$236,315	$14,826	$87,564

(1)	Adjusted EBITDA for the year ended December 31, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

	Year Ended December 31,		2016 to 2017 % Change
	2017	2016
	(in thousands)
Revenue:
Marketplace revenue:
Premier Agent	$761,594	$604,292	26%
Other real estate	164,991	102,635	61%
Mortgages	80,591	71,133	13%

Total Marketplace revenue	1,007,176	778,060	29%
Display revenue	69,618	68,529	2%

Total revenue	$1,076,794	$846,589	27%

	Year Ended December 31,
	2017	2016
Percentage of Total Revenue:
Marketplace revenue:
Premier Agent	71%	71%
Other real estate	15	12
Mortgages	7	8

Total Marketplace revenue	94	92
Display revenue	6	8

Total revenue	100%	100%

Overall revenue increased by $230.2 million, or 27%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. Marketplace revenue increased by 29%, and display revenue increased by 2%. There were approximately 151.6 million average monthly unique users of our mobile applications and websites for the three months ended December 31, 2017 compared to 140.1 million average monthly unique users for the three months ended December 31, 2016, representing year-over-year growth of 8%. This increase in unique users increased the number of impressions and clicks we monetized in our marketplace and display revenue categories. In connection with the hurricanes that occurred during the summer of 2017, we worked closely with our Premier Agents and other advertisers in affected areas to help manage their advertising budgets. We estimate that relief initiatives, which included billing credits and other forms of advertiser assistance, as well as lost sales, impacted Premier Agent revenue by approximately $2.0 million for the year ended December 31, 2017. We also experienced a temporary decline in traffic to our mobile applications and websites from consumers in impacted areas, which may have impacted the number of unique users and visits for the year ended December 31, 2017.

Marketplace revenue grew to $1,007.2 million for the year ended December 31, 2017 from $778.1 million for the year ended December 31, 2016, an increase of $229.1 million. Marketplace revenue represented 94% of total revenue for the year ended December 31, 2017 compared to 92% of total revenue for the year ended December 31, 2016. The increase in marketplace revenue was primarily attributable to the $157.3 million, or 26%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 19% to 6,314.4 million for the year ended December 31, 2017 from 5,323.2 million for the year ended December 31, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 6% to $0.121 for the year ended December 31, 2017 from $0.114 for the year ended December 31, 2016. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product, which may have increased the demand for our advertising platform. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We continue to evaluate this pricing method, and in the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers, including brokerages and other teams. We believe the increase in Premier Agent revenue was also due in part to increased advertising sales to current Premier Agents, including brokerages and other teams.

The increase in marketplace revenue was also attributable to growth in other real estate revenue, which increased by $62.4 million, or 61%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in other real estate revenue was primarily a result of a 66% increase in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, or click that we monetize, and advertiser adoption of our cost per lead, cost per lease and cost per click advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace. Other real estate revenue was also positively impacted by increased advertising sales to new home builders through our New Construction platform.

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $9.5 million, or 13%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in mortgages revenue was primarily a result of a 54% increase in our average revenue per loan information request for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 22.7 million mortgage loan information requests submitted on Zillow Group platforms by consumers for the year ended December 31, 2017 compared to 30.8 million mortgage loan information requests submitted on Zillow Group platforms by consumers for the year ended December 31, 2016, a decrease of 26%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers.

Display revenue was $69.6 million for the year ended December 31, 2017 compared to $68.5 million for the year ended December 31, 2016, an increase of $1.1 million. Display revenue represented 6% of total revenue for the year ended December 31, 2017 compared to 8% of total revenue for the year ended December 31, 2016. The increase in display revenue was primarily a result of the increase in unique users, which resulted in a greater number of impressions and clicks we monetized. We continue to deemphasize display advertising in the user experience and instead focus on growth in marketplace revenue.

We will begin reporting rentals revenue as a separate revenue category beginning with quarterly reporting for the three months ending March 31, 2018. In addition, display revenue will be included in our other revenue category and not reported separately. Going forward, other real estate revenue will be redefined as other revenue and will include revenue from new construction, dotloop, display, as well as from the sale of various other advertising and business software solutions.

Cost of Revenue

Cost of revenue was $85.2 million for the year ended December 31, 2017 compared to $69.3 million for the year ended December 31, 2016, an increase of $15.9 million, or 23%. The increase in cost of revenue was primarily attributable to a $7.9 million increase in revenue share costs, a $4.8 million increase in data center and connectivity costs, a $1.0 million increase in headcount- related expenses, including share-based compensation expense, a $0.8 million increase in credit card and ad serving fees and a $1.4 million increase in various miscellaneous expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.

Sales and Marketing

Sales and marketing expenses were $448.2 million for the year ended December 31, 2017 compared to $382.4 million for the year ended December 31, 2016, an increase of $65.8 million, or 17%. The increase in sales and marketing expenses was primarily attributable to increased marketing and advertising expenses of $34.2 million, primarily related to advertising spend to attract consumers across online and offline channels, which supports our growth initiatives.

In addition to the increases in marketing and advertising, headcount-related expenses increased $20.5 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $6.0 million increase in tradeshows and conferences expense and related travel costs, a $2.5 million increase in consulting costs to support our advertising initiatives, a $1.1 million increase in software, hardware and connectivity costs, and a $1.5 million increase in various miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development

Technology and development expenses, which include research and development costs, were $320.0 million for the year ended December 31, 2017 compared to $255.6 million for the year ended December 31, 2016, an increase of $64.4 million, or 25%. Approximately $44.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $10.0 million increase in other non-capitalizable data content expense, a $5.4 million increase in the amortization of purchased data content intangible assets, a $1.3 million increase in amortization of acquired intangible assets, a $1.1 million increase in software and hardware costs, and a $2.3 million increase in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs and software was $44.4 million and $43.8 million, respectively, for the year ended December 31, 2017 and 2016. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $40.0 million and $38.7 million, respectively, for the year ended December 31, 2017 and 2016. Other data content expense was $35.4 million and $25.5 million, respectively, for the year ended December 31, 2017 and 2016. Amortization expense included in technology and development for purchased data content intangible assets was $10.0 million and $4.6 million, respectively, for the year ended December 31, 2017 and 2016. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality.

General and Administrative

General and administrative expenses were $210.8 million for the year ended December 31, 2017 compared to $332.0 million for the year ended December 31, 2016, a decrease of $121.2 million, or 37%. The decrease in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move, Inc. and certain related entities (collectively, “Move”) in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims. In addition, there was a $31.1 million decrease in professional services fees, primarily as a result of our settlement of litigation with Move, as we incurred $28.8 million in legal costs related to our litigation with Move for the year ended December 31, 2016. These decreases were partially offset by a $10.9 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $7.5 million increase in building lease-related expenses including rent, utilities and insurance, a $6.0 million increase in estimated legal liabilities, a $4.7 million increase in bad debt expense, a $3.7 million increase in city and state taxes, a $2.9 million increase in software and hardware costs, a $2.0 million increase in the loss on disposal of assets, a $1.0 million increase in travel expenses, and a $1.2 million increase in miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.

Impairment Costs

Impairment costs for the year ended December 31, 2017 consist of the $174.0 million non-cash impairment related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February

2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the impairment, see Note 9 to our consolidated financial statements. There were no impairment costs for the year ended December 31, 2016.

Acquisition-Related Costs

Acquisition-related costs were $0.5 million for the year ended December 31, 2017, primarily as a result of our January 2017 acquisition of HREO and our September 2017 acquisition of New Home Feed, including legal and accounting fees. Acquisition-related costs were $1.4 million for the year ended December 31, 2016 as a result of our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive, including legal, accounting and tax fees.

Loss (Gain) on Divestiture of Businesses

There was no loss (gain) on divestiture of business for the year ended December 31, 2017. The gain on divestiture of business of $1.3 million for the year ended December 31, 2016 related to the August 2016 sale of our Diverse Solutions business.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the year ended December 31, 2017. The loss on debt extinguishment was $22.8 million for the year ended December 31, 2016 and related to the partial repurchase of the 2020 Notes in December 2016.

Interest Expense

Interest expense was $27.5 million for the year ended December 31, 2017, compared to $7.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, interest expense primarily related to the 2021 Notes that were issued on December 12, 2016. For the year ended December 31, 2016, interest expense primarily related to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia. For additional information regarding the 2020 Notes and the 2021 Notes, see Note 11 to our consolidated financial statements.

Income Tax Benefit (Expense)

We recorded an income tax benefit of $89.6 million for the year ended December 31, 2017. Approximately $66.0 million of the income tax benefit relates to a $174.0 million non-cash impairment we recorded during the year ended December 31, 2017 related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the non-cash impairment, see Note 9 to our consolidated financial statements. The remaining $23.6 million of the income tax benefit primarily relates to our initial analysis of the impact of the rate decrease included in the Tax Act for the impact of the reduction in our net deferred tax liability related to our indefinite-lived intangible asset. Income tax expense was not material for the year ended December 31, 2016.

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

Marketplace revenue grew to $778.1 million for the year ended December 31, 2016 from $555.9 million for the year ended December 31, 2015, an increase of $222.2 million. Marketplace revenue represented 92% of total revenue for the year ended December 31, 2016 compared to 86% of total revenue for the year ended December 31, 2015. The increase in marketplace revenue was primarily attributable to the $157.4 million, or 35%, increase in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 33% to 5,323.2 million for the year ended December 31, 2016 from 3,991.5 million for the year ended December 31, 2015. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 1% to $0.114 for the year ended December 31, 2016 from $0.112 for the year ended December 31, 2015. Beginning on February 17, 2015, the reported visits reflect the effect of Zillow Group’s February 17, 2015 acquisition of Trulia.

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

The increase in marketplace revenue was also attributable to growth in mortgages revenue, which increased by $26.9 million, or 61%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in mortgages revenue was primarily a result of a 153% increase in our average revenue per loan information request for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form, which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of Long Form, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 30.8 million mortgage loan information requests submitted on Zillow Group platforms by consumers for the year ended December 31, 2016 compared to 46.8 million mortgage loan information requests submitted on Zillow Group platforms by consumers for the year ended December 31, 2015, a decrease of approximately 34%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers. During the first half of 2015 we changed the pricing model for our mortgage advertising products from cost per click to cost per lead, which also may have contributed to growth in mortgages revenue.

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

Cost of Revenue

Cost of revenue was $69.3 million for the year ended December 31, 2016 compared to $60.1 million for the year ended December 31, 2015, an increase of $9.1 million, or 15%. The increase in cost of revenue was primarily attributable to a $6.5 million increase in data center and connectivity costs, increased headcount-related expenses of $3.8 million, including share-based compensation expense, driven by growth in headcount, and a $3.6 million increase in credit card and ad serving fees, which were partially offset by a $4.2 million decrease in printing costs and costs to generate leads for customers related to the Market Leader business that we divested on September 30, 2015 and a $0.7 million decrease in multiple listing services fees.

Sales and Marketing

Sales and marketing expenses were $382.4 million for the year ended December 31, 2016 compared to $308.1 million for the year ended December 31, 2015, an increase of $74.3 million, or 24%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $45.9 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. In addition to the increase in headcount-related expenses, marketing and advertising expenses increased by $30.1 million, primarily related to advertising spend to acquire shoppers across online and offline channels, which supports our growth initiatives. These costs were partially offset by a $1.7 million decrease in various miscellaneous expenses.

Technology and Development

Technology and development expenses, which include research and development costs, were $255.6 million for the year ended December 31, 2016 compared to $184.5 million for the year ended December 31, 2015, an increase of $71.1 million, or 39%. Approximately $36.9 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering headcount to support current and future product initiatives. Approximately $19.9 million of the increase related to an increase in amortization of website development costs and software. The increase in technology and development expenses was also attributable to a $9.4 million increase in other non-capitalizable data content expense, a $5.3 million increase in amortization of acquired intangible assets, and a $2.5 million increase in loss on disposal of property and equipment, which were partially offset by a $1.3 million decrease in amortization of purchased content and a $1.6 million decrease in various miscellaneous expenses.

Amortization expense included in technology and development for capitalized website development costs and software was $43.8 million and $23.9 million, respectively, the year ended December 31, 2016 and 2015. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $38.7 million and $33.4 million, respectively, for the year ended December 31, 2016 and 2015. Other data content expense was $25.5 million and $16.2 million, respectively, for the year ended December 31, 2016 and 2015. Amortization expense included in technology and development for purchased data content intangible assets was $4.6 million and $5.9 million, respectively, for the year ended December 31, 2016 and 2015.

General and Administrative

General and administrative expenses were $332.0 million for the year ended December 31, 2016 compared to $185.0 million for the year ended December 31, 2015, an increase of $147.0 million, or 79%. The increase in general and administrative expenses was primarily a result of the settlement of a lawsuit with Move, Inc. and certain other parties in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

The increase in general and administrative expenses was also a result of a $11.6 million increase in headcount-related expenses, including share-based compensation expense, including the impact of growth in headcount as a result of our February 2015 acquisition of Trulia, a $4.3 million increase in building lease-related expenses including rent, utilities and insurance, and a $1.1 million increase in various miscellaneous expenses.

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

On December 12, 2016, Zillow Group issued the 2021 Notes. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017. As a result of the issuance of the 2021 Notes, our interest expense increased in future periods related to the contractual coupon interest and amortization of debt discount and debt issuance costs that will be recognized in interest expense.

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

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue	$282,330	$281,839	$266,850	$245,775	$227,612	$224,592	$208,403	$185,982
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	22,559	22,152	20,260	20,232	18,706	17,608	16,745	16,203
Sales and marketing (1)	103,935	107,108	131,218	105,940	90,509	93,180	99,629	99,101
Technology and development (1)	85,187	83,389	78,541	72,868	67,320	64,496	63,396	60,371
General and administrative (1)	57,778	54,226	53,346	45,466	47,832	42,625	183,759	57,791
Impairment costs	174,000	—	—	—	—	—	—	—
Acquisition-related costs	97	218	43	105	533	93	204	593
Gain on divestiture of business	—	—	—	—	—	(1,251)	—	—

Total costs and expenses	443,556	267,093	283,408	244,611	224,900	216,751	363,733	234,059

Income (loss) from operations	(161,226)	14,746	(16,558)	1,164	2,712	7,841	(155,330)	(48,077)
Loss on debt extinguishment	—	—	—	—	(22,757)	—	—	—
Other income	1,415	1,407	1,610	953	716	561	753	681
Interest expense	(6,991)	(6,906)	(6,897)	(6,723)	(2,668)	(1,595)	(1,572)	(1,573)

Income (loss) before income taxes	(166,802)	9,247	(21,845)	(4,606)	(21,997)	6,807	(156,149)	(48,969)
Income tax benefit (expense)	89,627	(41)	—	—	(1,494)	—	—	1,364

Net income (loss)	$(77,175)	$9,206	$(21,845)	$(4,606)	$(23,491)	$6,807	$(156,149)	$(47,605)

Net income (loss) per share—basic and diluted	$(0.41)	$0.05	$(0.12)	$(0.03)	$(0.13)	$0.04	$(0.87)	$(0.27)
Weighted-average shares outstanding—basic	189,439	187,692	185,439	183,158	181,852	180,583	179,451	178,686
Weighted-average shares outstanding—diluted	189,439	196,425	185,439	183,158	181,852	189,661	179,451	178,686
Other Financial Data:
Adjusted EBITDA (3)	$70,859	$70,957	$39,700	$54,799	$54,749	$59,463	$(101,260)	$1,874

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
(1) Includes share-based compensation as follows:
Cost of revenue	$942	$1,014	$1,025	$903	$888	$894	$982	$786
Sales and marketing	5,041	5,914	6,250	5,530	5,754	5,968	6,395	5,203
Technology and development	10,609	10,438	10,400	8,491	8,306	8,035	8,366	6,759
General and administrative	12,817	11,208	11,518	11,471	10,818	12,388	12,573	12,803

Total	$29,409	$28,574	$29,193	$26,395	$25,766	$27,285	$28,316	$25,551

(2) Amortization of website development costs and intangible assets included in technology and development	$24,392	$23,537	$23,159	$23,261	$22,130	$22,006	$22,252	$20,672

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA for the three months ended June 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Revenue:
Marketplace revenue:
Premier Agent	$199,514	$197,054	$189,725	$175,301	$164,335	$158,322	$147,106	$134,529
Other real estate	47,564	44,778	37,894	34,755	29,788	28,799	26,070	17,978
Mortgages	18,516	20,869	20,936	20,270	16,512	19,775	18,392	16,454

Total Marketplace revenue	265,594	262,701	248,555	230,326	210,635	206,896	191,568	168,961
Display revenue	16,736	19,138	18,295	15,449	16,977	17,696	16,835	17,021

Total revenue	$282,330	$281,839	$266,850	$245,775	$227,612	$224,592	$208,403	$185,982

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Percentage of Revenue:
Marketplace revenue:
Premier Agent	71%	70%	71%	71%	72%	70%	71%	72%
Other real estate	17	16	14	14	13	13	13	10
Mortgages	7	7	8	8	7	9	9	9

Total Marketplace revenue	94	93	93	94	93	92	92	91
Display revenue	6	7	7	6	7	8	8	9

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Total revenue increased sequentially in all quarters presented. In general, the strong increase in consumer adoption of our mobile applications and websites in the years ended December 31, 2017 and December 31, 2016 was reflected in the significant growth in unique users, which resulted in increased impression inventory, leads, and graphical display impressions we could monetize through our advertising products.

Premier Agent revenue also increased sequentially in all quarters presented. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We believe Premier Agent revenue was also positively impacted by the full implementation of the new pricing method for our Premier Agent product, which may have increased the demand for our advertising platform. We believe the increase in Premier Agent revenue was also due in part to increased advertising sales to current Premier Agents, including brokerages and other teams.

The year-over-year quarterly increases in revenue were also attributable to year-over-year growth in other real estate revenue, which was primarily a result increases in revenue generated by Zillow Group Rentals. Growth in Zillow Group Rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, or click that we monetize, and advertiser adoption of our cost per lead, cost per lease and cost per click advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace. Other real estate revenue was also positively impacted by increased advertising sales to new home builders through our New Construction platform.

The composition of revenue continues to shift from display revenue to marketplace revenue, as we continue to dedicate more of our advertising placements on search, map and home detail pages to our information marketplace products, which provide consumers with services that are directly relevant to home-related searches.

Portions of our business may be affected by seasonal fluctuations in the residential real estate market, advertising spending, and other factors. We believe our rapid growth may be masking the underlying seasonality of our business. As our revenue growth rate slows, we expect seasonal variances may become more pronounced, causing our operating results to fluctuate. For example, in the years ended December 31, 2017 and 2016, costs and expenses peaked in the three months ended June 30th, primarily attributable to increases in sales and marketing expenses which were, in turn, primarily attributable to increased investment in marketing and advertising initiatives to attract consumers across online and offline channels during peak seasons for home sales activity. In addition, the average number of unique users and visits have historically peaked during the three months ended June 30th or September 30th, also consistent with peak residential real estate activity in the spring and summer months. Because the number of unique users and visits may impact impression inventory, leads to real estate professionals, and graphical display inventory which we monetize, this trend in the average number of unique users and visits may result in seasonality of revenue.

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this Annual Report on Form 10-K and how we use Adjusted EBITDA.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(77,175)	$9,206	$(21,845)	$(4,606)	$(23,491)	$6,807	$(156,149)	$(47,605)
Other income	(1,415)	(1,407)	(1,610)	(953)	(716)	(561)	(753)	(681)
Depreciation and amortization expense	28,579	27,419	27,022	27,135	25,738	25,495	25,550	23,807
Share-based compensation expense	29,409	28,574	29,193	26,395	25,766	27,285	28,316	25,551
Impairment costs	174,000	—	—	—	—	—	—	—
Acquisition-related costs	97	218	43	105	533	93	204	593
Gain on divestiture of business	—	—	—	—	—	(1,251)	—	—
Interest expense	6,991	6,906	6,897	6,723	2,668	1,595	1,572	1,573
Loss on debt extinguishment	—	—	—	—	22,757	—	—	—
Income tax (benefit) expense	(89,627)	41	—	—	1,494	—	—	(1,364)

Adjusted EBITDA (1)	$70,859	$70,957	$39,700	$54,799	$54,749	$59,463	$(101,260)	$1,874

(1)	Adjusted EBITDA for the three months ended June 30, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Unique Users

The following tables set forth our unique users for each of the periods presented below. Refer to “Unique Users” above in this Item 7 for information about how we measure unique users. The average number of unique users has historically peaked during the three months ended June 30 or September 30, consistent with seasonal variances of home sales which generally peak in the spring and summer months. Because the number of unique users may impact impression inventory, leads to real estate professionals, and graphical display inventory which we monetize, this trend in the average number of unique users may result in seasonality of revenue.

	Average for the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in millions)
Unique Users	151.6	175.2	178.1	166.6	140.1	164.5	168.7	156.2

Visits

The following tables set forth our visits for each of the periods presented below. Refer to “Visits” above in this Item 7 for information about how we measure visits. Consistent with the trend in our unique users discussed above, the number of visits has historically peaked during the three months ended June 30 or September 30, consistent with seasonal variances of home sales which generally peak in the spring and summer months. Because the number of visits may increase the number of impressions we could monetize in our Premier Agent marketplace, this trend in the number of visits may result in seasonality of revenue.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in millions)
Visits	1,435.6	1,667.1	1,678.7	1,533.0	1,189.7	1,403.8	1,431.4	1,298.3

Liquidity and Capital Resources

As of December 31, 2017 and December 31, 2016, we had cash, cash equivalents and investments of $762.5 million and $507.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit with original maturities of three months or less. Investments as of December 31, 2017 and December 31, 2016 consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, certificates of deposit and foreign government securities. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

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

The net proceeds from the issuance of the 2021 Notes were approximately $447.8 million, after deducting fees and expenses. The Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase a portion of the outstanding 2020 Notes in privately negotiated transactions. In addition, the Company used approximately $36.6 million of the net proceeds from the issuance of the 2021 Notes to pay the cost of Capped Call Confirmations as discussed in Note 11 to our consolidated financial statements. The Company used the remainder of the net proceeds for general corporate purposes.

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of December 31, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes).

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

In January 2017, we acquired HREO for an immaterial amount. A substantial majority of the purchase price for HREO has been allocated to goodwill and intangible assets.

In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million. For additional information regarding the equity interest, see Note 7 to our consolidated financial statements.

In September 2017, we acquired New Home Feed for an immaterial amount. A substantial majority of the purchase price for New Home Feed has been allocated to goodwill and an intangible asset.

The following table presents selected cash flow data for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$258,191	$8,645	$22,659
Net cash provided by (used in) investing activities	(247,394)	(65,719)	64,441
Net cash provided by financing activities	97,706	71,528	16,273

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

For the year ended December 31, 2017, net cash provided by operating activities was $258.2 million. This was primarily driven by a net loss of $94.4 million, adjusted by a non-cash impairment charge of $174.0 million, depreciation and amortization expense of $110.2 million, share-based compensation expense of $113.6 million, an $89.6 million non-cash change in our net deferred tax asset and valuation allowance as a result of the non-cash impairment charge and the rate decrease included in the Tax Cuts and Jobs Act, amortization of the discount and issuance costs on the 2021 Notes of $18.0 million, an increase in bad debt expense of $7.3 million, a change in deferred rent of $7.1 million and a loss on disposal of property and equipment of $5.7 million. Changes in operating assets and liabilities increased cash provided by operating activities by $5.9 million. The changes in operating assets and liabilities are primarily due to a $21.2 million increase in accounts receivable driven by an increase in revenue, a $19.0 million increase in accrued expenses and other current liabilities due to growth in our business, partially offset by a $10.8 million decrease in prepaid expenses and other assets driven primarily by the timing of payments.

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

Net Cash Provided By (Used In) Investing Activities

Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, the purchase of cost method investments, net cash paid in connection with acquisitions and proceeds from divestiture of businesses.

For the year ended December 31, 2017, net cash used in investing activities was $247.4 million. This was primarily the result of $147.8 million of net purchases of investments, $78.6 million of purchases for property and equipment and intangible assets, $11.5 million paid in connection with acquisitions, and approximately $10.0 million related to the purchase of a cost method investment, partially offset by $0.6 million in proceeds from our August 2016 sale of our Diverse Solutions business.

For the year ended December 31, 2016, net cash used in investing activities was $65.7 million. This was primarily the result of $71.7 million of purchases for property and equipment and intangible assets, $16.3 million paid in connection with our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive, $10.0 million related to the purchase of a cost method investment, partially offset by $29.1 million of net maturities and sales of investments and $3.2 million in proceeds from the divestiture of a business.

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

The increases in capital expenditures and intangible assets during all three periods reflect our continued investments in support of business growth. We expect to continue to make significant investments in our business to provide for the continued innovation in our products and services in 2018 and thereafter.

Net Cash Provided By Financing Activities

For the year ended December 31, 2017, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the year ended December 31, 2017 were $98.1 million.

For the year ended December 31, 2016, the proceeds from the issuance of the 2021 Notes, net of issuance costs, were $447.8 million. The Company also paid approximately $36.6 million in premiums for certain Capped Call Confirmations in December 2016. The Company used approximately $370.2 million of the net proceeds from the issuance of the 2021 Notes to repurchase $219.9 million aggregate principal of the 2020 Notes in privately negotiated transactions. The proceeds from the exercise of option awards for the year ended December 31, 2016 were $31.2 million.

For the year ended December 31, 2015, the proceeds from the exercise of option awards were $24.4 million. In addition, for the year ended December 31, 2015, approximately $8.2 million of equity awards were withheld for tax liabilities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.7 million and $3.6 million, respectively, as of December 31, 2017 and 2016. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 16 to our consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments

The following table provides a summary of our contractual obligations as of December 31, 2017:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
2021 Notes (1)	$460,000	$—	$—	$460,000	$—
Interest on 2021 Notes (2)	36,033	9,200	18,400	8,433	—
2020 Notes (3)	10,137	—	—	10,137	—
Interest on 2020 Notes (4)	837	279	558	—	—
Operating lease obligations (5)	162,171	25,510	49,585	48,354	38,722
Purchase obligations (6)	216,822	57,822	127,000	32,000	—

Total contractual obligations	$886,000	$92,811	$195,543	$558,924	$38,722

(1)	The aggregate principal amount of the 2021 Notes is due on December 1, 2021 if not earlier converted or redeemed.
(2)	The stated interest rate on the 2021 Notes is 2.00%.
(3)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.
(4)	The stated interest rate on the 2020 Notes is 2.75%.
(5)	Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 16 to our consolidated financial statements.
(6)	We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 16 to our consolidated financial statements.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million and $3.6 million, respectively, as of December 31, 2017 and 2016.

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

We believe that the assumptions and estimates associated with revenue recognition, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, and the recoverability of goodwill and indefinite-lived intangible assets, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Marketplace Revenue. Marketplace revenue consists primarily of Premier Agent revenue, other real estate revenue and mortgages revenue. In addition, Market Leader revenue is included in our results of operations in Marketplace revenue from February 17, 2015 through the date of divestiture of September 30, 2015.

Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising needs, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, self-service ad buying tools and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms.

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

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, as well as revenue from the sale of various other marketing and business products and services to real estate professionals, including our new construction marketing solutions. Zillow Group Rentals includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per lease and cost per click generated basis whereby we recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis whereby revenue is recognized based on the contractual spend on a straight-line basis during the contractual period over which the services are delivered.

Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our Long Form and Custom Quote cost per lead mortgage marketing products, generally, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. In Zillow Group’s Long Form platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals through Long Form or Custom Quotes. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia and was divested as of September 30, 2015.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

Upon our January 1, 2018 adoption of the new guidance issued by the FASB on revenue from contracts with customers, we expect that the number of estimates and assumptions we make will increase related to revenue recognition and the incremental costs of obtaining a contract with a customer, including, but not limited to, estimates and assumptions related to variable consideration, practical expedients applied, and the period over which commission costs will be recognized.

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

Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one to two years. Estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.

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

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards and recognize compensation expense on a straight-line basis over the option awards’ vesting period. For restricted stock units and restricted units, we use the market value of our Class A common stock and Class C capital stock, as applicable, on the date of grant to determine the fair value of the award, and we recognize compensation expense on a straight-line basis over the awards’ vesting period.

Determining the fair value of option awards at the grant date requires judgment. If any of the assumptions used in the Black-Scholes-Merton model changes significantly, share-based compensation expense for future option awards may differ materially compared with the awards granted previously. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. In addition, through December 31, 2016, we made assumptions about estimated forfeiture rates. Beginning on January 1, 2017, we elected to account for forfeitures as they occur.

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

Forfeiture rate. Prior to January 1, 2017, forfeiture rates were estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates were evaluated at least quarterly and any change in share-based compensation expense was recognized in the period of the change. We considered many factors when estimating expected forfeitures, including employee class and historical experience.

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

Since inception, we have typically incurred annual operating losses, and accordingly, we have generally not recorded a material current provision for income taxes, though we have historically in certain instances recorded income tax benefits in connection with acquisitions. We generally do not expect any significant changes in the amount of our income tax provision until we are not routinely incurring operating losses.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Shortly after enactment, implementation guidance was released by the Securities and Exchange Commission that requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.

In the absence of the changes in the Tax Act, our tax benefit for the year ended December 31, 2017 would have been approximately $66.0 million. For the year ending December 31, 2018, we expect an overall statutory tax rate (including federal, state and foreign taxes) of approximately 24%, but in the absence of the Tax Act we would have expected an overall tax rate of approximately 38%. In 2018, we expect to record income tax benefits to the extent we generate additional operating loss carryforwards.

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

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition, and is not amortized. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Typically, we choose to forgo the initial qualitative assessment and perform quantitative analysis to assist in our annual evaluation. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

For our most recent goodwill impairment assessment performed as of October 1, 2017, we chose to forgo the initial qualitative assessment and performed a quantitative analysis whereby we determined that our market capitalization is well in excess of the book value of our common stock, and therefore, we concluded that the fair value of goodwill exceeds its carrying value.

Our indefinite-lived intangible asset is not amortized, and we assess the asset for impairment on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the asset may be impaired. On an interim basis we consider if there are any events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including, but not limited to, costs that could have a negative effect on future expected earnings and cash flows, changes in certain key performance metrics, and changes in management, key personnel, strategy or customers. In our evaluation of our trade names and trademarks indefinite-lived intangible asset, we typically first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of the carrying value of the indefinite-lived intangible assets over their fair value.

During the year ended December 31, 2017, we recognized a non-cash impairment charge of $174.0 million related to our indefinite-lived Trulia trade names and trademarks intangible asset. In connection with our qualitative assessment of the recoverability of this asset during our annual impairment test as of October 1, 2017, we identified factors that led us to conclude it was more likely than not that the $351.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to projections at the time the intangible asset was initially recorded in February 2015. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $177.0 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rates, royalty rate, discount rate and estimated tax rate. In connection with this impairment analysis, we evaluated our planned future use of the Trulia trade names and trademarks intangible asset and concluded that it remains appropriate to consider this asset to have an indefinite life.

To the extent there is a shortfall in actual estimated revenue attributable to the Trulia brand as compared to our estimated projections as of October 1, 2017, the date of our most recent annual impairment test, additional impairment could be recorded in future periods.

Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2 of the accompanying notes to our consolidated financial statements included within this annual report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.

Interest Rate Risk

Under our current investment policy, we invest our excess cash in money market funds, certificates of deposit, U.S. government agency securities, commercial paper, foreign government securities, municipal securities, and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.

As of December 31, 2017, we have outstanding $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”). The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. As of December 31, 2017, we also have outstanding $10.1 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year. Since the 2020 Notes and 2021 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair values of the 2020 Notes and 2021 Notes change primarily when the market price of our stock fluctuates or interest rates change.

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

Item 8. Financial Statements and Supplementary Data.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zillow Group, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 15, 2018

We have served as the Company’s auditor since 2016.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow Group, Inc.

We have audited the accompanying consolidated balance sheet of Zillow Group, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zillow Group, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 7, 2017

ZILLOW GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$352,095	$243,592
Short-term investments	410,444	263,923
Accounts receivable, net of allowance for doubtful accounts of $5,341 and $1,337 at December 31, 2017 and 2016, respectively	54,396	40,527
Prepaid expenses and other current assets	24,590	34,817

Total current assets	841,525	582,859
Property and equipment, net	112,271	98,288
Goodwill	1,931,076	1,923,480
Intangible assets, net	319,711	527,464
Other assets	25,934	17,586

Total assets	$3,230,517	$3,149,677

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,587	$4,257
Accrued expenses and other current liabilities	61,373	38,427
Accrued compensation and benefits	19,109	24,057
Deferred revenue	31,918	29,154
Deferred rent, current portion	2,400	1,347

Total current liabilities	118,387	97,242
Deferred rent, net of current portion	21,330	15,298
Long-term debt	385,416	367,404
Deferred tax liabilities and other long-term liabilities	44,561	136,146

Total liabilities	569,694	616,090
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 56,629,103 and 54,402,809 shares issued and outstanding as of December 31, 2017 and 2016, respectively	6	5
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of December 31, 2017 and 2016	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 127,268,598 and 121,838,462 shares issued and outstanding as of December 31, 2017 and 2016, respectively	13	12
Additional paid-in capital	3,254,146	3,030,854
Accumulated other comprehensive loss	(1,100)	(242)
Accumulated deficit	(592,243)	(497,043)

Total shareholders’ equity	2,660,823	2,533,587

Total liabilities and shareholders’ equity	$3,230,517	$3,149,677

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,076,794	$846,589	$644,677
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	85,203	69,262	60,127
Sales and marketing	448,201	382,419	308,125
Technology and development	319,985	255,583	184,477
General and administrative	210,816	332,007	184,984
Impairment and restructuring costs	174,000	—	35,551
Acquisition-related costs	463	1,423	16,576
Loss (gain) on divestiture of businesses	—	(1,251)	4,368

Total costs and expenses	1,238,668	1,039,443	794,208

Loss from operations	(161,874)	(192,854)	(149,531)
Loss on debt extinguishment	—	(22,757)	—
Other income	5,385	2,711	1,501
Interest expense	(27,517)	(7,408)	(5,489)

Loss before income taxes	(184,006)	(220,308)	(153,519)
Income tax benefit (expense)	89,586	(130)	4,645

Net loss	$(94,420)	$(220,438)	$(148,874)

Net loss per share—basic and diluted	$(0.51)	$(1.22)	$(0.88)
Weighted-average shares outstanding—basic and diluted	186,453	180,149	169,767
(1) Amortization of website development costs and intangible assets included in technology and development	$94,349	$87,060	$63,189

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(94,420)	$(220,438)	$(148,874)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(858)	210	(448)
Reclassification adjustment for net (gains) losses from investments included in net loss	—	19	(23)

Net unrealized gains (losses) on investments	(858)	229	(471)

Total other comprehensive income (loss)	(858)	229	(471)

Comprehensive loss	$(95,278)	$(220,209)	$(149,345)

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2014	122,387,520	$12	$716,498	$(127,731)	$—	$588,779
Issuance of common and capital stock in connection with an acquisition	51,779,112	5	1,883,723	—	—	1,883,728
Equity award vesting acceleration in connection with restructuring	—	—	14,859	—	—	14,859
Fair value of equity awards assumed in connection with acquisitions	—	—	82,840	—	—	82,840
Debt premium recorded in additional paid-in capital in connection with an acquisition	—	—	126,386	—	—	126,386
Issuance of common and capital stock upon exercise of stock options	2,732,767	1	24,422	—	—	24,423
Vesting of restricted stock units	1,899,531	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(324,013)	—	(8,150)	—	—	(8,150)
Share-based compensation expense	—	—	115,533	—	—	115,533
Net loss	—	—	—	(148,874)	—	(148,874)
Other comprehensive loss	—	—	—	—	(471)	(471)

Balance at December 31, 2015	178,474,917	18	2,956,111	(276,605)	(471)	2,679,053
Issuance of common and capital stock upon exercise of stock options	2,518,172	—	31,211	—	—	31,211
Vesting of restricted stock units	1,487,263	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(21,634)	—	(616)	—	—	(616)
Share-based compensation expense	—	—	116,979	—	—	116,979
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 2020	—	—	(127,615)	—	—	(127,615)
Equity component of issuance of 2021 Notes, net of issuance costs of $2,494	—	—	91,400	—	—	91,400
Premiums paid for Capped Call Confirmations	—	—	(36,616)	—	—	(36,616)
Net loss	—	—	—	(220,438)	—	(220,438)
Other comprehensive income	—	—	—	—	229	229

Balance at December 31, 2016	182,458,718	18	3,030,854	(497,043)	(242)	2,533,587
Cumulative-effect adjustment from adoption of guidance on accounting for share-based payment transactions	—	—	780	(780)	—	—
Issuance of common and capital stock upon exercise of stock options	6,202,421	2	98,070	—	—	98,072
Vesting of restricted stock units	1,463,825	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(9,816)	—	(365)	—	—	(365)
Share-based compensation expense	—	—	124,807	—	—	124,807
Net loss	—	—	—	(94,420)	—	(94,420)
Other comprehensive loss	—	—	—	—	(858)	(858)

Balance at December 31, 2017	190,115,148	$20	$3,254,146	$(592,243)	$(1,100)	$2,660,823

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(94,420)	$(220,438)	$(148,874)
Adjustments to reconcile net loss to net cash provided by operating activities, net of amounts assumed in connection with acquisitions:
Depreciation and amortization	110,155	100,590	75,386
Share-based compensation expense	113,571	106,918	105,214
Loss on debt extinguishment	—	22,757	—
Amortization of discount and issuance costs on 2021 Notes	18,012	883	—
Impairment costs and restructuring costs	174,000	—	19,001
Deferred income taxes	(89,586)	(1,370)	(2,853)
Loss on disposal of property and equipment	5,678	3,689	1,384
Loss (gain) on divestiture of businesses, net	—	(1,360)	3,899
Bad debt expense	7,349	2,681	3,235
Deferred rent	7,085	1,730	2,553
Amortization of bond premium	431	1,489	2,487
Changes in operating assets and liabilities:
Accounts receivable	(21,203)	(13,324)	(1,051)
Prepaid expenses and other assets	10,807	(13,260)	(761)
Accounts payable	(373)	856	(11,158)
Accrued expenses and other current liabilities	19,000	(5,065)	(18,384)
Accrued compensation and benefits	(4,948)	12,463	(4,020)
Deferred revenue	2,633	7,794	(2,434)
Other long-term liabilities	—	1,612	(965)

Net cash provided by operating activities	258,191	8,645	22,659

Investing activities
Proceeds from maturities of investments	259,227	199,369	335,443
Purchases of investments	(407,032)	(175,210)	(307,658)
Proceeds from sales of investments	—	4,963	8,260
Decrease in restricted cash, net of amounts assumed in connection with an acquisition	—	—	3,931
Purchases of property and equipment	(66,728)	(62,060)	(52,685)
Purchases of intangible assets	(11,907)	(9,662)	(15,423)
Purchases of cost method investments	(10,000)	(10,000)	—
Proceeds from divestiture of businesses	579	3,200	23,359
Cash acquired in acquisition, net	—	—	173,406
Cash paid for acquisitions, net	(11,533)	(16,319)	(104,192)

Net cash provided by (used in) investing activities	(247,394)	(65,719)	64,441

Financing activities
Proceeds from issuance of 2021 Notes, net of issuance costs	—	447,784	—
Premiums paid for Capped Call Confirmations	—	(36,616)	—
Partial repurchase of 2020 Notes	—	(370,235)	—
Proceeds from exercise of stock options	98,071	31,211	24,423
Value of equity awards withheld for tax liability	(365)	(616)	(8,150)

Net cash provided by financing activities	97,706	71,528	16,273
Net increase in cash and cash equivalents during period	108,503	14,454	103,373
Cash and cash equivalents at beginning of period	243,592	229,138	125,765

Cash and cash equivalents at end of period	$352,095	$243,592	$229,138

Supplemental disclosures of cash flow information
Cash paid for interest	$9,198	$6,325	$6,325
Noncash transactions:
Value of Class A common stock issued in connection with an acquisition	$—	$—	$1,883,728
Capitalized share-based compensation	$11,236	$10,061	$10,319
Write-off of fully depreciated property and equipment	$15,004	$14,564	$26,242
Write-off of fully amortized intangible assets	$5,473	$9,293	$—

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

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; our ability to manage advertising inventory or pricing; engagement and usage of our products; our investment of resources to pursue strategies that may not prove effective; competition in our market; changes in government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.

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

Effective February 17, 2015, Zillow Group acquired Trulia, and each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group. For financial reporting and accounting purposes, Zillow was the acquirer of Trulia. The results presented in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements reflect those of Zillow prior to the completion of the acquisition of Trulia on February 17, 2015, and Trulia’s results of operations have been included prospectively after February 17, 2015. Market Leader revenue is included in our results of operations from February 17, 2015 through the date of divestiture of September 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, and the recoverability of goodwill and indefinite-lived intangible assets, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Reclassifications

Certain immaterial reclassifications have been made in the consolidated statements of operations to conform data for prior periods to the current format. The Company reclassified certain technology-related costs and expenses between expense categories. Amounts previously reported in the consolidated statement of operations for the year ended December 31, 2016 were revised herein as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Cost of revenue (exclusive of amortization)	$71,591	$69,262	$(2,329)
Sales and marketing	380,919	382,419	1,500
Technology and development	273,066	255,583	(17,483)
General and administrative	313,695	332,007	18,312

Amounts previously reported in the consolidated statement of operations for the year ended December 31, 2015 were revised herein as shown below (in thousands):

	As Reported	As Revised	Effect of Change
Cost of revenue (exclusive of amortization)	$61,614	$60,127	$(1,487)
Sales and marketing	307,089	308,125	1,036
Technology and development	198,565	184,477	(14,088)
General and administrative	170,445	184,984	14,539

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. There were no customers that comprised 10% or more of our total accounts receivable as of December 31, 2017 and 2016. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.

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

Short-term Investments

Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, commercial paper, municipal securities and certificates of deposit, and are classified as available-for-sale securities. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of December 31, 2017 or 2016.

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

Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one to two years. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition, and is not amortized. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. Typically, we choose to forgo the initial qualitative assessment and perform a quantitative analysis to assist in our annual evaluation. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations.

Our indefinite-lived intangible asset is not amortized, and we assess the asset for impairment on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the asset may be impaired. On an interim basis we consider if there are any events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including, but not limited to, costs that could have a negative effect on future expected earnings and cash flows, changes in certain key performance metrics, and changes in management, key personnel, strategy or customers. In our evaluation of our trade names and trademarks indefinite-lived intangible asset, we typically first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of the carrying value of the indefinite-lived intangible assets over their fair value.

During the year ended December 31, 2017, we recorded a non-cash impairment for $174.0 million related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the non-cash impairment, see Note 9 to our consolidated financial statements.

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

We capitalize payments made to third parties for data licenses that we expect to provide future economic benefit through the recovery of the costs of these arrangements via the generation of our revenue and margins. For data license contracts that include uneven payment amounts, we capitalize the payments as they are made as an intangible asset and the total contract value is typically amortized on a straight-line basis over the term of the contract, which is equivalent to the estimated useful life of the asset. We evaluate data content contracts for potential capitalization at the inception of the arrangement as well as each time periodic payments to third parties are made.

The amortization period for the capitalized purchased content is based on our best estimate of the useful life of the asset, which is approximately five years. The determination of the useful life includes consideration of a variety of factors including, but not limited to, our assessment of the expected use of the asset and contractual provisions that may limit the useful life, as well as an assessment of when the data is expected to become obsolete based on our estimates of the diminishing value of the data over time. We evaluate the useful life of the capitalized purchased data content each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life. If we determine the estimate of the asset’s useful life requires modification, the carrying amount of the asset is amortized prospectively over the revised useful life. The capitalized purchased data content is amortized on a straight-line basis as the pattern of delivery of the economic benefits of the data cannot reliably be determined because we do not have the ability to reliably predict future traffic to our mobile applications and websites.

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

We also have intangible assets for developed technology, customer relationships, trade names and trademarks and advertising relationships which we recorded in connection with acquisitions. Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. These intangible assets are amortized over the estimated useful life of the asset on a straight-line basis.

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

Marketplace Revenue. Marketplace revenue consists primarily of Premier Agent revenue, other real estate revenue and mortgages revenue. In addition, Market Leader revenue is included in our results of operations in Marketplace revenue from February 17, 2015 through the date of divestiture of September 30, 2015.

Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising needs, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, self-service ad buying tools and our free customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms.

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

Other real estate revenue primarily includes revenue generated by Zillow Group Rentals, as well as revenue from the sale of various other marketing and business products and services to real estate professionals, including our new construction marketing solutions. Zillow Group Rentals includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per lease and cost per click generated basis whereby we recognize revenue as leads are delivered to rental professionals or as qualified leases are confirmed. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis whereby revenue is recognized based on the contractual spend on a straight-line basis during the contractual period over which the services are delivered.

Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are delivered. For our Long Form and Custom Quote cost per lead mortgage marketing products, generally, participating qualified mortgage professionals make a prepayment to gain access to consumers interested in connecting with mortgage professionals. In Zillow Group’s Long Form platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We only charge mortgage professionals a fee when users contact mortgage professionals through Long Form or Custom Quotes. Mortgage professionals who exhaust their initial prepayment can then prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform.

Market Leader revenue primarily includes revenue from the sale of a comprehensive premium software-as-a-service based marketing product typically sold to real estate professionals as a bundle of products under a fixed fee subscription. Market Leader became part of Zillow Group through Zillow Group’s February 2015 acquisition of Trulia and was divested as of September 30, 2015.

Display Revenue. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites and our partner websites and mobile applications, primarily in the real estate industry, including real estate brokerages, multi-family rental professionals, mortgage professionals and home services providers. Our advertising customers also include telecommunications, automotive, insurance and consumer products companies. Impressions are the number of times an advertisement is loaded on a web page and clicks are the number of times users click on an advertisement. Pricing is primarily based on advertisement size and position on our mobile applications and websites or on our partner websites and mobile applications, and fees are generally billed monthly. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites.

There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2017, 2016 or 2015.

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

Technology and Development

Technology and development expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites, and equipment and maintenance costs. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, amortization of intangible assets recorded in connection with acquisitions, including developed technology and customer relationships, amongst others, and depreciation expense.

Research and development costs are expensed as incurred and are recorded in technology and development expenses. For the years ended December 31, 2017, 2016 and 2015, expenses attributable to research and development for our business totaled $193.0 million, $170.1 million and $116.2 million, respectively.

Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.

We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. In addition, through December 31, 2016, we made assumptions about estimated forfeiture rates. Beginning on January 1, 2017, we elected to account for forfeitures as they occur. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for our Class A common stock and Class C capital stock is estimated using our historical volatility. The weighted-average expected life of the option awards is estimated based on our historical exercise data. Prior to January 1, 2017, forfeiture rates were estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates were evaluated at least quarterly and any change in share-based compensation expense was recognized in the period of the change. We considered many factors when estimating expected forfeitures, including employee class and historical experience.

For issuances of restricted stock units and restricted units, we determine the fair value of the award based on the market value of our Class A common stock or Class C capital stock, as applicable, at the date of grant.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, expenses attributable to advertising totaled $156.5 million, $120.2 million and $103.4 million, respectively. Advertising costs are recorded in sales and marketing expenses.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Shortly after enactment, implementation guidance was released by the Securities and Exchange Commission that requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.

Recently Adopted Accounting Standards

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

In March 2016, the FASB issued guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, impact of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2017 and elected to account for forfeitures as they occur using the modified retrospective approach through a cumulative-effect adjustment of approximately $0.8 million to beginning accumulated deficit. We also recognized our previously unrecognized excess tax benefits related to share-based payment awards using the modified retrospective approach, which resulted in no net impact to beginning accumulated deficit. The previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, our deferred tax asset would have increased by $126.0 million. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In March 2017, the FASB issued guidance related to the premium amortization on purchased callable debt securities. This guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We expect to adopt this guidance on January 1, 2019. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.

In December 2016, the FASB issued guidance to narrow the definition of a business. This guidance assists entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We adopted this guidance on January 1, 2018. The adoption of this guidance is not expected to have any impact on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued guidance on leases. This guidance requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This guidance also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We anticipate this guidance will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We continue to assess the potential impacts of this guidance, including the impact the adoption of this guidance will have on our results of operations and cash flows.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This guidance generally requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied prospectively to equity investments that exist as of the adoption date. We adopted this guidance on January 1, 2018. The adoption of this guidance is not expected to have any impact on our financial position, results of operations or cash flows, as we expect to measure our equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

In May 2014, the FASB issued new guidance on revenue from contracts with customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also states that an entity should recognize as an asset the incremental costs of obtaining a contract that the entity expects to recover and amortize the costs consistent with the transfer to the customer of the good or services to which the asset relates. The guidance requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We expect to adopt this guidance effective January 1, 2018 using the modified retrospective transition approach applying this guidance to all contracts at the date of initial application, which is expected to result in an adjustment to accumulated deficit for the cumulative effect of applying the guidance. We have substantially completed our assessment of the impacts of the new guidance on our financial statements. We do not expect a material adjustment to accumulated deficit from the adoption of the guidance related to revenue recognition. However, we continue to assess the impact the new guidance may have in future periods related to certain agreements. We have also substantially completed our assessment of the impacts of the new guidance on incremental costs of obtaining a contract with a customer and we expect to record an adjustment to decrease accumulated deficit as of January 1, 2018 for approximately $40 million to $45 million related to the accounting for the cost of sales commissions, primarily related to sales commissions for our Premier Agent and Premier Broker advertising products. Historically, we expensed these sales commission costs as incurred, but under the new guidance, the cost of certain sales commissions will be recorded as an asset and recognized as an operating expense over the period that we expect to recover the costs. We are implementing key control activities related to the new guidance, particularly related to evaluating the impact of the standard on products with more than one performance obligation, products with variable consideration, and the determination of the amortization period for contract costs. We have concluded that upon adoption of the new guidance, we will not need to implement new information technology systems. We continue to assess the impact the adoption of this guidance will have on our disclosures.

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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents—Cash equivalents are comprised of highly liquid investments, including money market funds, corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit, with original maturities of three months or less. The fair value measurement of money market funds is based on quoted market prices in active markets. The fair value measurement of corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Short-term investments—Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, commercial paper, municipal securities and certificates of deposit. The fair value measurement of these assets is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$233,508	$233,508	$—
Corporate notes and bonds	6,199	—	6,199
Commercial paper	3,987	—	3,987
U.S. government agency securities	1,748	—	1,748
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	298,758	—	298,758
Corporate notes and bonds	44,607	—	44,607
Commercial paper	39,325	—	39,325
Municipal securities	11,459	—	11,459
Certificates of deposit	10,297	—	10,297
Foreign government securities	5,998	—	5,998

Total	$656,135	$233,508	$422,627

	December 31, 2016
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$166,527	$166,527	$—
Certificates of deposit	460	—	460
Short-term investments:
U.S. government agency securities	162,312	—	162,312
Corporate notes and bonds	61,483	—	61,483
Commercial paper	14,952	—	14,952
Municipal securities	11,912	—	11,912
Certificates of deposit	7,279	—	7,279
Foreign government securities	5,985	—	5,985

Total	$430,910	$166,527	$264,383

See Note 11 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.

We did not have any Level 3 assets as of December 31, 2017 or 2016. There were no material liabilities measured at fair value as of December 31, 2017 or 2016.

Note 4. Cash and Cash Equivalents and Short-term Investments

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and short-term investments as of the dates presented (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$106,404	$—	$—	$106,404
Cash equivalents:
Money market funds	233,508	—	—	233,508
Corporate notes and bonds	6,200	—	(1)	6,199
Commercial paper	3,987	—	—	3,987
U.S. government agency securities	1,748	—	—	1,748
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	299,814	—	(1,056)	298,758
Corporate notes and bonds	44,661	1	(55)	44,607
Commercial paper	39,325	—	—	39,325
Municipal securities	11,494	—	(35)	11,459
Certificates of deposit	10,296	2	(1)	10,297
Foreign government securities	6,000	—	(2)	5,998

Total	$763,686	$3	$(1,150)	$762,539

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$76,605	$—	$—	$76,605
Cash equivalents:
Money market funds	166,527	—	—	166,527
Certificates of deposit	460	—	—	460
Short-term investments:
U.S. government agency securities	162,438	31	(157)	162,312
Corporate notes and bonds	61,530	3	(50)	61,483
Commercial paper	14,952	—	—	14,952
Municipal securities	11,925	—	(13)	11,912
Certificates of deposit	7,279	—	—	7,279
Foreign government securities	5,995	—	(10)	5,985

Total	$507,711	$34	$(230)	$507,515

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$263,315	$262,855
Due after one year through two years	148,275	147,589

Total	$411,590	$410,444

Note 5. Accounts Receivable, Net

The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2017	2016
Accounts receivable	$51,334	$32,258
Unbilled accounts receivable	8,403	9,606
Less: allowance for doubtful accounts	(5,341)	(1,337)

Accounts receivable, net	$54,396	$40,527

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts:
Balance, beginning of period	$1,337	$3,378	$2,811
Additions charged to expense	7,349	2,681	3,235
Less: write-offs, net of recoveries and other adjustments	(3,345)	(4,722)	(2,668)

Balance, end of period	$5,341	$1,337	$3,378

Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2017	2016
Website development costs	$130,072	$102,130
Computer equipment	30,071	28,175
Leasehold improvements	47,321	37,923
Construction-in-progress	28,150	19,470
Office equipment, furniture and fixtures	22,887	19,254

Property and equipment	258,501	206,952
Less: accumulated amortization and depreciation	(146,230)	(108,664)

Property and equipment, net	$112,271	$98,288

We recorded depreciation expense related to property and equipment (other than website development costs) of $15.6 million, $13.5 million and $12.2 million, respectively, during the years ended December 31, 2017, 2016 and 2015.

We capitalized $49.9 million, $49.5 million and $46.1 million, respectively, in website development costs during the years ended December 31, 2017, 2016 and 2015. Amortization expense for website development costs included in technology and development expenses was $40.0 million, $40.0 million and $23.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications had not been placed in service.

Note 7. Acquisitions and Equity Investments

Acquisition of New Home Feed

On September 6, 2017, Zillow, Inc. acquired New Home Feed, Inc. (formerly known as Graphic Language, Inc.), a California corporation which operates the New Home Feed business, pursuant to an Agreement and Plan of Merger for an immaterial amount. New Home Feed is a listing management technology that allows builders to input, manage and syndicate their listings across Zillow Group and partner sites. Our acquisition of New Home Feed has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of September 6, 2017. We acquired goodwill of $3.6 million and an identifiable intangible asset of $1.9 million.

Acquisition-related costs incurred related to the acquisition of New Home Feed, which primarily included legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred and were not material.

The results of operations related to the acquisition of New Home Feed have been included in our consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.

Acquisition of Hamptons Real Estate Online

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

The results of operations related to the acquisition of HREO have been included in our consolidated financial statements since the date of acquisition, and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.

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

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Current assets	$371
Identifiable intangible assets	3,700
Goodwill	10,610
Current liabilities	(101)
Deferred tax liabilities	(1,416)

Total purchase price	$13,164

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

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the years ended December 31, 2017 and 2016 which is presented on an as-reported basis (in thousands):

	Year Ended December 31,
	2017	2016	2015 (1)
Revenue	$1,076,794	$846,589	$679,935
Net loss	$(94,420)	$(220,438)	$(91,055)

(1)	The pro forma net loss for the year ended December 31, 2015 includes pro forma adjustments for $49.3 million to eliminate direct and incremental acquisition-related costs reflected in the historical financial statements, $37.3 million to eliminate share-based compensation expense attributable to substituted equity awards and to record additional share-based compensation expense attributable to substituted equity awards, $35.7 million to eliminate restructuring costs associated with the acquisition of Trulia reflected in the historical financial statements and $2.4 million to record additional amortization expense for acquired intangible assets.

Equity Investments

In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million, which is accounted for as a cost method investment and classified within other assets in the consolidated balance sheet.

In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million, which is accounted for as a cost method investment and classified within other assets in the consolidated balance sheet. In October 2016, we also entered into an immaterial commercial agreement with this entity. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of December 31, 2017.

As there were no identified events or changes in circumstances that may have a significant adverse effect on the fair values of our cost method investments as of December 31, 2017, and it is not practicable to estimate the fair values of the investments given the fair values of the investments are not readily determinable, an estimate of the fair values of the cost method investments was not performed.

We assess our cost method investments for impairment whenever events or changes in circumstances indicate that the assets may be impaired. The factors we consider in our evaluation of potential impairment of our cost method investments, include, but are not limited to a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. No impairment was identified for our cost method investments for the year ended December 31, 2017.

Note 8. Goodwill

The following table presents the change in goodwill from December 31, 2016 through December 31, 2017 (in thousands):

Balance as of December 31, 2016	$1,923,480
Goodwill recorded in connection with acquisitions	7,596

Balance as of December 31, 2017	$1,931,076

Note 9. Intangible Assets

The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	December 31, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$35,260	$(20,480)	$14,780
Software	18,957	(8,899)	10,058
Customer relationships	103,900	(46,365)	57,535
Developed technology	113,380	(56,664)	56,716
Trade names and trademarks	4,900	(3,943)	957
Advertising relationships	9,000	(8,525)	475
Intangibles-in-progress	2,190	—	2,190

Total	$287,587	$(144,876)	$142,711

	December 31, 2016
	Cost	Accumulated Amortization	Net
Purchased content	$35,205	$(15,508)	$19,697
Software	9,712	(4,773)	4,939
Customer relationships	103,200	(30,952)	72,248
Developed technology	110,080	(36,341)	73,739
Trade names and trademarks	4,900	(2,877)	2,023
Advertising relationships	9,000	(5,598)	3,402
MLS home data feeds	1,100	(684)	416

Total	$273,197	$(96,733)	$176,464

Amortization expense recorded for intangible assets for the years ended December 31, 2017, 2016 and 2015 was $54.3 million, $47.0 million and $39.3 million, respectively, and these amounts are included in technology and development expenses.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 16), as of December 31, 2017 is as follows (in thousands):

2018	$47,588
2019	40,055
2020	36,808
2021	32,350
2022	5,442

Total future amortization expense	$162,243

We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. See Note 7 for further details related to the acquisition. The carrying value of the of the Trulia trade names and trademarks intangible asset was $177.0 million and $351.0 million, respectively, as of December 31, 2017 and 2016.

During the year ended December 31, 2017, we recognized a non-cash impairment charge of $174.0 million related to our indefinite-lived Trulia trade names and trademarks intangible asset. The impairment charge is included in Impairment and restructuring costs within our consolidated statements of operations. In connection with our qualitative assessment of the recoverability of this asset during our annual impairment test as of October 1, 2017, we identified factors that led us to conclude it was more likely than not that the $351.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to projections at the time the intangible asset was initially recorded in February 2015. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $177.0 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rates, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy. In connection with this impairment analysis, we evaluated our planned future use of the Trulia trade names and trademarks intangible asset and concluded that it remains appropriate to consider this asset to have an indefinite life.

Note 10. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities as of the dates presented (in thousands):

	December 31,
	2017	2016
Accrued marketing and advertising	$17,180	$7,978
Accrued purchased content	5,984	8,382
Accrued estimated legal liabilities and legal fees	9,052	2,257
Merger consideration payable to former stockholders of certain acquired entities	5,904	5,904
Other accrued expenses and other current liabilities	23,253	13,906

Total accrued expenses and other current liabilities	$61,373	$38,427

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

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of December 31, 2017. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.

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

In accounting for the issuance of the 2021 Notes, the Company separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2021 Notes. The difference between the principal amount of the 2021 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the 2021 Notes. The equity component of the 2021 Notes of approximately $91.4 million is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

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

Interest expense related to the 2021 Notes for the year ended December 31, 2017 was $27.2 million, which is comprised of approximately $18.0 million related to the amortization of debt discount and debt issuance costs and $9.2 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the year ended December 31, 2016 was $1.3 million, which is comprised of approximately $0.9 million related to the amortization of debt discount and debt issuance costs and $0.5 million for the contractual coupon interest. The effective interest rate on the liability component of the 2021 Notes is 7.44% for the years ended December 31, 2017 and 2016. Accrued interest related to the 2021 Notes was $0.8 million and $0.5 million, respectively, as of December 31, 2017 and 2016, and is recorded in accrued expenses and other current liabilities in the consolidated balance sheet.

The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
December 31, 2017	$460,000	$(84,721)	$375,279
December 31, 2016	$460,000	$(102,733)	$357,267

As of December 31, 2017, the unamortized debt discount and debt issuance costs for the 2020 Notes will be amortized to interest expense over a remaining period of approximately 47 months.

The estimated fair value of the 2021 Notes was $509.0 million and $474.2 million, respectively, as of December 31, 2017 and 2016. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.

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

Interest expense related to the 2020 Notes for the years ended December 31, 2017 and 2016 was $0.3 million and $6.1 million, respectively. Accrued interest related to the 2020 Notes as of December 31, 2017 and 2016 was not material. Accrued interest is recorded in accrued expenses and other current liabilities in our consolidated balance sheet.

The carrying value of the 2020 Notes was $10.1 million as of December 31, 2017 and 2016. The estimated fair value of the 2020 Notes was $17.6 million and $17.3 million, respectively, as of December 31, 2017 and 2016. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 12. Income Taxes

We are subject to federal and state income taxes in the United States and in Canada. For the years ended December 31, 2017, 2016 and 2015, we did not have a material amount of current taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Shortly after enactment, implementation guidance was released by the Securities and Exchange Commission that requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.

We recorded an income tax benefit of $89.6 million for the year ended December 31, 2017. Approximately $66.0 million of the income tax benefit relates to a $174.0 million non-cash impairment we recorded during the year ended December 31, 2017 related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the non-cash impairment, see Note 9 to our consolidated financial statements. The remaining $23.6 million of the income tax benefit primarily relates to our initial analysis of the impact of the rate decrease included in the Tax Act for the impact of the reduction in our net deferred tax liability related to our indefinite-lived intangible asset. As of December 31, 2017, we have not completed our accounting for the income tax effects of certain elements of the Tax Act and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, including as related to the deduction limitations on compensation.

Income tax expense was not material for the year ended December 31, 2016. We recorded an income tax benefit of $4.6 million for the year ended December 31, 2015 due to a deferred tax liability generated in connection with Zillow’s August 20, 2015 acquisition of DotLoop, Inc. that can be used to realize certain deferred tax assets for which we had previously provided a full allowance.

The following table summarizes the components of our income tax (benefit) expense for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal	$(84,238)	$1,248	$2,838
State	(5,348)	(1,378)	1,807

Deferred income tax (benefit) expense	$(89,586)	$(130)	$4,645

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Tax expense at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(4.4)	(1.9)	(2.3)
Nondeductible expenses	0.8	4.9	2.8
Share-based compensation	(20.6)	(0.2)	1.2
Research and development credits	(6.3)	(1.5)	(4.1)
Divestiture of businesses	—	—	2.3
Enactment of Tax Act	(13.1)	—	—
Other	2.2	(0.9)	(1.0)
Valuation allowance	27.7	34.7	33.1

Effective tax rate	(48.7)%	0.1%	(3.0)%

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating loss carryforwards	$234,316	$208,029
Share-based compensation	47,655	67,482
Depreciation and amortization	—	3,123
Start-up and organizational costs	146	300
Research and development credits	35,793	24,295
Other tax credits	910	1,358
Accruals and reserves	2,729	1,814
Deferred rent	5,484	5,882
Other deferred tax assets	8,342	14,544

Total deferred tax assets	335,375	326,827
Deferred tax liabilities:
Website and software development costs	(13,202)	(15,851)
Goodwill.	(688)	(363)
Intangible assets	(69,241)	(192,830)
Discount on 2021 Notes not deductible for tax	(19,374)	(34,384)
Depreciation and amortization	(2,425)	—

Total deferred tax liabilities	(104,930)	(243,428)
Net deferred tax assets before valuation allowance	230,445	83,399
Less: valuation allowance	(274,810)	(217,351)

Net deferred tax liabilities	$(44,365)	$(133,952)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2017 and 2016 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $57.5 million and $54.6 million, respectively, during the years ended December 31, 2017 and 2016.

We have accumulated federal tax losses of approximately $1,014.0 million and $893.3 million, respectively, as of December 31, 2017 and 2016, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million and $13.5 million (tax effected), respectively, as of December 31, 2017 and 2016. Additionally, we have net research and development credit carryforwards of $35.8 million and $24.3 million, respectively, as of December 31, 2017 and 2016, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with our February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards.

We are currently not under audit in any tax jurisdiction. Tax years from 2014 through 2017 are currently open for audit by federal and state taxing authorities.

Changes for unrecognized tax benefits for the periods presented are as follows (in thousands):

Balance at January 1, 2015	$6,493
Gross increases—prior and current period tax positions	3,577
Gross increases—assumed in connection with February 2015 acquisition of Trulia	3,910

Balance at December 31, 2015	$13,980

Gross increases—current period tax positions	2,619
Gross decreases—prior period tax positions	(1,204)

Balance at December 31, 2016	$15,395

Gross increases—current period tax positions	5,216
Gross increases—prior period tax positions	1,002

Balance at December 31, 2017	$21,613

At December 31, 2017, the total amount of unrecognized tax benefits of $21.6 million is recorded as a reduction to our deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.

Note 13. Shareholders’ Equity

Preferred Stock

Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2017 or December 31, 2016.

Common and Capital Stock

Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.

Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the years ended December 31, 2017, 2016 and 2015, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.

Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.

The following shares of common and capital stock have been reserved for future issuance as of the dates presented:

	December 31, 2017	December 31, 2016
Option awards outstanding	26,645,206	29,628,443
Restricted stock units outstanding	4,016,405	3,780,577
Class A common stock and Class C capital stock available for grant under 2011 Plan	5,076,898	2,887,262
Shares issuable upon conversion of outstanding Class B common stock	6,217,447	6,217,447

Total	41,955,956	42,513,729

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

Restricted stock units granted under the 2011 Plan typically vest either 25% after 12 months and quarterly thereafter over the next three years, quarterly over a period of four years, or 12.5% after 6 months and quarterly thereafter for the next 3.5 years. Any portion of a restricted stock unit that is not vested on the date of a participant’s termination of service expires on such date.

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

Option Awards and Stock Appreciation Rights

The following table summarizes option award activity for the year ended December 31, 2017:

	Number of Shares Subject to Existing Options and Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	29,628,443	$24.11	5.97	$376,004
Granted	4,558,215	36.12
Exercised	(6,202,421)	15.81
Forfeited or cancelled	(1,339,031)	32.05

Outstanding at December 31, 2017	26,645,206	27.70	5.72	355,739
Vested and exercisable at December 31, 2017	14,653,727	25.54	4.45	227,688

The fair value of options granted, excluding certain options granted to the Company’s executives in January and February 2015, is estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	45% – 49%	49% – 51%	54% – 57%
Expected dividend yield	—	—	—
Risk-free interest rate	1.67% – 2.06%	0.89% – 1.89%	1.01% – 1.48%
Weighted-average expected life	4.32 years	3.81 years	4.26 years
Weighted-average fair value of options granted	$14.51	$9.42	$13.77

The assumptions included in the table above exclude stock options and stock appreciation rights assumed in connection with the February 17, 2015 acquisition of Trulia (see Note 7) and unvested stock options substituted in connection with the August 20, 2015 acquisition of DotLoop, Inc.

As of December 31, 2017, there was a total of $143.1 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

The total intrinsic value of options and stock appreciation rights exercised during the years ended December 31, 2017, 2016 and 2015 was $156.1 million, $51.7 million and $67.3 million, respectively. The fair value of options and stock appreciation rights vested for the years ended December 31, 2017, 2016 and 2015 was $84.8 million, $87.9 million and $59.9 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the year ended December 31, 2017:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2017	3,780,577	$28.54
Granted	2,546,748	37.42
Vested	(1,449,257)	29.53
Forfeited or cancelled	(861,663)	31.34

Unvested outstanding at December 31, 2017	4,016,405	33.22

The total fair value of vested restricted stock units was $43.7 million, $46.5 million and $67.3 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of December 31, 2017, there was $123.4 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.

Share-Based Compensation Expense

The following table presents the effects of share-based compensation expense in our consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$3,884	$3,550	$2,384
Sales and marketing	22,735	23,320	25,391
Technology and development	39,938	31,466	26,849
General and administrative	47,014	48,582	50,590
Impairment and restructuring costs	—	—	14,859

	$113,571	$106,918	$120,073

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

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted-average Class A common stock and Class C capital stock option awards and stock appreciation rights outstanding	27,998	19,993	16,607
Weighted-average Class A common stock and Class C capital stock unvested restricted stock awards and restricted stock units outstanding	4,262	3,607	3,453
Class A common stock issuable upon conversion of the 2020 Notes	435	440	9,535

Total Class A common stock and Class C capital stock equivalents	32,695	24,040	29,595

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

Seattle, Washington

In March 2011, we entered into a lease agreement for office space that houses our corporate headquarters in Seattle (as amended from time to time, the “Seattle Lease”). Pursuant to the terms of the Seattle Lease, we currently lease a total of 307,237 square feet, and we are obligated to make escalating monthly lease payments that began in December 2012 and continue through December 2024. We will continue to take possession of additional office space pursuant to the Seattle Lease as space becomes available through 2018 under the same terms and conditions.

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

New York, New York

In February 2014, we entered into an operating lease in New York (as amended from time to time, the “New York Lease”). Pursuant to the terms of the New York Lease, we lease a total of approximately 53,200 square feet, and we are obligated to make escalating monthly lease payments that began in August 2014 and continue through October 2024.

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

We lease additional office space in Chicago, Illinois, Cincinnati, Ohio, Lincoln, Nebraska, Atlanta, Georgia and Vancouver, British Columbia.

Future minimum payments for all operating leases as of December 31, 2017 are as follows (in thousands):

2018	$25,510
2019	24,579
2020	25,006
2021	25,322
2022	23,032
All future years	38,722

Total future minimum lease payments	$162,171

Rent expense for the years ended December 31, 2017, 2016 and 2015, was $21.4 million, $16.6 million and $14.9 million, respectively. Total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2017 is $1.6 million.

Purchase Commitments

As of December 31, 2017, we had non-cancelable purchase commitments for content related to our mobile applications and websites totaling $216.8 million. The amounts due for this content as of December 31, 2017 are as follows (in thousands):

2018	$57,822
2019	63,500
2020	63,500
2021	32,000

Total future purchase commitments	$216,822

Surety Bonds

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million and $3.6 million as of December 31, 2017 and 2016, respectively.

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

In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On October 26, 2017, the Company filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court. We did not record an accrual related to this complaint as of December 31, 2016, as we did not believe a loss was probable. We have recorded an estimated liability for approximately $4.1 million as of December 31, 2017, which is classified in general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2017. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In April 2017, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) requesting information related to our March 2017 response to the CFPB’s February 2017 Notice and Opportunity to Respond and Advise (“NORA”) letter. The NORA letter notified us that the CFPB’s Office of Enforcement was considering whether to recommend that the CFPB take legal action against us, alleging that we violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and Section 1036 of the Consumer Financial Protection Act (“CFPA”). This notice stemmed from an inquiry that commenced in 2015 when we received and responded to an initial Civil Investigative Demand from the CFPB. Based on correspondence from the CFPB in August 2017, we understand that it has concluded its investigation. The CFPB invited us to discuss a possible settlement and indicated that it intended to pursue further action if those discussions do not result in a settlement. We continue to believe that our acts and practices are lawful and that our co-marketing program allows lenders and agents to comply with RESPA, and we will vigorously defend against any allegations to the contrary. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of December 31, 2017, we have recorded an accrual for an immaterial amount in connection with this matter. There is a reasonable possibility that a loss in excess of amounts accrued may be incurred; however, the possible loss or range of loss is not estimable. We did not record an accrual related to this matter as of December 31, 2016 because the possible loss or range of loss was not estimable.

In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. We anticipate that a consolidated amended complaint will be filed in the first quarter of 2018. We intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of December 31, 2017, as we do not believe a loss is probable.

In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, the defendants breached their fiduciary duties in connection with oversight of public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in the lawsuit. We have not recorded an accrual related to these lawsuits as of December 31, 2017, as we do not believe a loss is probable.

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

In February 2015, we paid approximately $0.3 million in filing fees directly to the Federal Trade Commission (the “FTC”), on behalf of and in connection with filings made by Mr. Barton under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), which filings were required due to Mr. Barton’s ownership of Zillow, Inc.’s common stock. In April 2016, we paid approximately $0.1 million for a tax “gross-up” payment to Mr. Barton to cover the imputed income associated with one of his HSR Act filings.

Note 18. Self-Insurance

Prior to January 1, 2016, we were self-insured for a portion of our medical and dental benefits for certain employees of Trulia since the date of our acquisition of Trulia in February 2015. Beginning on January 1, 2016, we are self-insured for medical benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $150,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured medical claims is included within accrued compensation and benefits in our consolidated balance sheet and was $2.0 million and $1.7 million, respectively, as of December 31, 2017 and 2016.

Note 19. Employee Benefit Plan

Prior to January 1, 2016, we maintained separate defined contribution 401(k) retirement plans for employees of Zillow, Inc. and Trulia. Effective January 1, 2016, we have a single defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $12.3 million, $10.1 million and $4.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Note 20. Segment Information and Revenue

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

The chief executive officer reviews information about revenue categories, including marketplace revenue and display revenue. The following table presents our revenue categories during the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Marketplace revenue:
Premier Agent	$761,594	$604,292	$446,921
Other real estate	164,991	102,635	35,171
Mortgages	80,591	71,133	44,263
Market Leader	—	—	29,549

Total Marketplace revenue	1,007,176	778,060	555,904
Display revenue	69,618	68,529	88,773

Total revenue	$1,076,794	$846,589	$644,677

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company conducted a comprehensive, competitive process to determine the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2017. As a result of this process, the Audit Committee approved the dismissal of Ernst & Young LLP (“EY”), effective upon issuance by EY of its reports on the Company’s consolidated financial statements as of and for the year ended December 31, 2016 and the effectiveness of internal control over financial reporting as of December 31, 2016 included in the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”). The 2016 Annual Report was filed on February 7, 2017, and therefore, the effective date of EY’s dismissal is February 7, 2017.

The reports of EY on the Company’s consolidated financial statements for the years ended December 31, 2015 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2015 and 2016 and during the subsequent interim period through February 7, 2017, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreements in connection with EY’s report on the Company’s consolidated financial statements for such fiscal years. During the fiscal years ended December 31, 2015 and 2016 and during the subsequent interim period through February 7, 2017, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided EY with the statements made by the Company in response to Item 304(a) of Regulation S-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that EY provide the Company with letters addressed to the SEC stating whether EY agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K. A copy of these letters, dated August 4, 2016 and February 7, 2017, furnished by EY in response to the Company’s request, are filed as Exhibit 16.1 and Exhibit 16.2 to this report, respectively.

(b) On August 3, 2016, the Audit Committee approved the engagement of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2017. During the two most recent fiscal years ended December 31, 2015 and 2016 and during the subsequent period through the date of the engagement of Deloitte, neither the Company nor anyone acting on its behalf has consulted with Deloitte regarding:

(i)	The application of accounting principles to a specified transaction, either completed or proposed, or

(ii)	The type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that Deloitte concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

(iii)	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

There were no disagreements with Deloitte on accounting and financial disclosure matters from the date of the engagement of Deloitte through the year ended December 31, 2017, or in any period subsequent to such date, through the date of this report.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, the Company implemented a new enterprise resource planning (“ERP”) system to support our procurement and financial reporting processes. We implemented this new ERP system to enhance our overall system of internal control over financial reporting through further automation and integration of business processes. The ERP system was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. As a result of this implementation, we have modified the design and documentation of certain internal control processes and procedures relating to the ERP system.

Other than the ERP system implementation described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zillow Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Zillow Group, Inc. (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 15, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 15, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2018 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(a)(3) Exhibits

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K. In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and (i) should not be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

4.6	Second Supplemental Indenture, dated as of December 30, 2015, among Zillow Group, Inc., Trulia, Inc. and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015, and incorporated herein by reference).

4.7	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Richard Barton and the other holders signatory thereto (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

4.8	Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Lloyd Frink and the other holders signatory thereto (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2015, and incorporated herein by reference).

4.9	Indenture, dated as of December 12, 2016, by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.10	Form of Note for Zillow Group, Inc.’s 2.00% Convertible Senior Notes due 2021 (incorporated by reference from Exhibit A to Exhibit 4.9 hereto).

10.1*	Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.5 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.6 to Zillow, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.3*	Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan (Filed as Appendix A to Market Leader, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission (SEC File No. 000- 51032) on April 10, 2009, and incorporated herein by reference).

Exhibit Number	Description

10.4*	Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder (Filed as Exhibit 10.2 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.5*	Zillow, Inc. Amended and Restated 2011 Equity Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 17, 2012, and incorporated herein by reference).

10.6*	Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission (SEC File No. 001-35237) on April 16, 2013, and incorporated herein by reference).

10.7*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on June 20, 2011, and incorporated herein by reference).

10.8*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.9*	Form of Restricted Unit Award Notice and Restricted Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.10*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.11*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2016, and incorporated herein by reference).

10.12*	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2017, and incorporated herein by reference).

10.13*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.14*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.15*	Trulia, Inc. 2012 Equity Incentive Plan, as amended and restated (Filed as Exhibit 10.1 to Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission (File No. 001-35650) on August 12, 2013, and incorporated herein by reference).

10.16*	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

Exhibit Number	Description

10.17*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.18*	Executive Employment Agreement by and between Spencer M. Rascoff and Zillow, Inc. (Filed as Exhibit 10.14 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.19*	Executive Employment Agreement by and between Kathleen Philips and Zillow, Inc. (Filed as Exhibit 10.16 to Zillow, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-173570) on May 23, 2011, and incorporated herein by reference).

10.20*	Amended and Restated Executive Employment Agreement by and between Errol Samuelson and Zillow, Inc. (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.21*	Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated March 25, 2016, by and between Errol Samuelson and Zillow, Inc. (Filed as Exhibit 10.3 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2016, and incorporated herein by reference).

10.22*	Letter Agreement dated June 16, 2014 by and between Zillow, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014, and incorporated herein by reference).

10.23*	Letter Agreement dated April 23, 2015 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2015, and incorporated herein by reference).

10.24*	Amended and Restated Letter Agreement dated August 3, 2015, by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2015, and incorporated herein by reference).

10.25*	Letter Agreement dated February 24, 2016 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2016, and incorporated herein by reference).

10.26*	Letter Agreement dated March 6, 2017 by and between Zillow Group, Inc. and Greg M. Schwartz (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017, and incorporated herein by reference).

10.27*	Executive Employment Agreement, dated February 17, 2015, between Paul Levine and Zillow Group, Inc. (Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.28*	Transition Employment Letter Agreement, dated February 17, 2015, by and between Peter Flint and Zillow Group, Inc. (Filed as Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.29*	Form of Confidential Information, Inventions, and Nonsolicitation Agreement for certain officers of Zillow, Inc. (Filed as Exhibit 10.4 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.30*	Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the Officers of Zillow Group, Inc. (Filed as Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.31*	Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.32*	Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016, and incorporated herein by reference).

10.33*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.34*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.35*	Trulia, Inc. SMT Bonus Plan (Filed as Exhibit 10.4 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August 17, 2012, and incorporated herein by reference).

10.36	Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.37	Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.38	Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference).

10.39	Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Zillow, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

10.40	Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014, and incorporated herein by reference).

10.41	Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014, and incorporated herein by reference).

10.42	Sixth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of June 21, 2016 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016, and incorporated herein by reference).

10.43	Lease, dated March 10, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 to Trulia, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.44	Amendment to Office Lease, dated July 25, 2014, between Trulia and BXP Mission 535 LLC (Filed as Exhibit 10.1 to Trulia, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2014, and incorporated herein by reference).

10.45	Settlement Agreement and Release, dated as of June 6, 2016, among Move, Inc., Real Select, Inc., Top Producer Systems Company, National Association of Realtors, Realtors Information Network, Inc., Zillow, Inc., Errol Samuelson, and Curt Beardsley (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2016, and incorporated herein by reference).

10.46	Base Capped Call Confirmation, dated December 6, 2016, between Zillow Group, Inc. and Citigroup Global Markets Inc. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.47	Base Capped Call Confirmation, dated December 6, 2016, between Zillow Group, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.48	Base Capped Call Confirmation, dated December 6, 2016, between Zillow Group, Inc. and Bank of America, N.A. (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.49	Additional Capped Call Confirmation, dated December 8, 2016, between Zillow Group, Inc. and Citigroup Global Markets Inc. (Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.50	Additional Capped Call Confirmation, dated December 8, 2016, between Zillow Group, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.51	Additional Capped Call Confirmation, dated December 8, 2016, between Zillow Group, Inc. and Bank of America, N.A. (Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

16.1

Letter of Ernst  & Young LLP, dated August 4, 2016 (Filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August  4, 2016, and incorporated herein by reference).

16.2	Letter of Ernst & Young LLP, dated February 7, 2017 (Filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 10, 2017, and incorporated herein by reference).

21.1	Subsidiaries of Zillow Group, Inc.

23.1	Consent of independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zillow Group agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
*	Indicates a management contract or compensatory plan or arrangement.
#	Indicates exhibit is furnished, not filed, for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZILLOW GROUP, INC.

Date: February 15, 2018	By:	/S/ KATHLEEN PHILIPS
	Name:	Kathleen Philips
	Title:	Chief Financial Officer, Chief Legal Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 15, 2018.

Signature	Title
/s/ SPENCER M. RASCOFF Spencer M. Rascoff	Chief Executive Officer (Principal Executive Officer) and Director

/s/ KATHLEEN PHILIPS Kathleen Philips	Chief Financial Officer, Chief Legal Officer, and Secretary (Principal Financial and Accounting Officer)

/s/ RICHARD BARTON Richard Barton	Executive Chairman and Director

/s/ LLOYD D. FRINK Lloyd D. Frink	Vice Chairman, President and Director

/s/ ERIK BLACHFORD Erik Blachford	Director

/s/ APRIL UNDERWOOD April Underwood	Director

/s/ JAY C. HOAG Jay C. Hoag	Director

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director

/s/ GORDON STEPHENSON Gordon Stephenson	Director