Form 10-Q
period 2018-03-31
ZILLOW GROUP, INC.
filed 2018-05-08
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36853

_____________________________________________________
ZILLOW GROUP, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________

Washington	47-1645716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1301 Second Avenue, Floor 31, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)
(206) 470-7000
@ZillowGroup
(Registrant’s telephone number, including area code)
 _____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, 57,322,533 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 129,809,624 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2018

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part II, Item 1A (Risk Factors) of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$397,393	$352,095
Short-term investments	425,593	410,444
Accounts receivable, net of allowance for doubtful accounts of $4,917 and $5,341 at March 31, 2018 and December 31, 2017, respectively	54,558	54,396
Prepaid expenses and other current assets	44,703	24,590
Total current assets	922,247	841,525
Contract cost assets	42,465	—
Property and equipment, net	114,828	112,271
Goodwill	1,931,076	1,931,076
Intangible assets, net	307,919	319,711
Other assets	25,602	25,934
Total assets	$3,344,137	$3,230,517
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,194	$3,587
Accrued expenses and other current liabilities	55,034	61,373
Accrued compensation and benefits	22,746	19,109
Deferred revenue	35,297	31,918
Deferred rent, current portion	2,426	2,400
Total current liabilities	120,697	118,387
Deferred rent, net of current portion	18,214	21,330
Long-term debt	389,624	385,416
Deferred tax liabilities and other long-term liabilities	47,161	44,561
Total liabilities	575,696	569,694
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 57,288,985 and 56,629,103 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 129,437,894 and 127,268,598 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	3,340,387	3,254,146
Accumulated other comprehensive loss	(1,454)	(1,100)
Accumulated deficit	(570,512)	(592,243)
Total shareholders’ equity	2,768,441	2,660,823
Total liabilities and shareholders’ equity	$3,344,137	$3,230,517
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$299,879	$245,775
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	23,919	20,232
Sales and marketing	137,291	105,940
Technology and development	93,933	72,868
General and administrative	56,073	45,466
Acquisition-related costs	27	105
Total costs and expenses	311,243	244,611
Income (loss) from operations	(11,364)	1,164
Other income	2,446	953
Interest expense	(7,073)	(6,723)
Loss before income taxes	(15,991)	(4,606)
Income tax expense	(2,600)	—
Net loss	$(18,591)	$(4,606)
Net loss per share — basic and diluted	$(0.10)	$(0.03)
Weighted-average shares outstanding — basic and diluted	191,464	183,158
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$22,549	$23,261
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(18,591)	$(4,606)
Other comprehensive loss:
Unrealized losses on investments	(332)	(25)
Currency translation adjustments	(22)	—
Total other comprehensive loss	(354)	(25)
Comprehensive loss	$(18,945)	$(4,631)
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(18,591)	$(4,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,906	27,135
Share-based compensation expense	30,741	26,395
Amortization of contract cost assets	9,296	—
Amortization of discount and issuance costs on 2021 Notes	4,708	4,353
Deferred income taxes	2,600	—
Loss on disposal of property and equipment	1,803	999
Bad debt expense	(267)	718
Deferred rent	(3,090)	190
Amortization of bond premium	(137)	223
Changes in operating assets and liabilities:
Accounts receivable	105	(2,059)
Prepaid expenses and other assets	(19,923)	4,737
Contract cost assets	(11,440)	—
Accounts payable	1,672	53
Accrued expenses and other current liabilities	(6,747)	4,683
Accrued compensation and benefits	3,637	2,539
Deferred revenue	3,379	1,598
Net cash provided by operating activities	24,652	66,958
Investing activities
Proceeds from maturities of investments	61,386	49,107
Purchases of investments	(76,729)	(84,008)
Purchases of property and equipment	(15,791)	(14,163)
Purchases of intangible assets	(1,098)	(5,308)
Proceeds from divestiture of a business	—	579
Cash paid for acquisition, net	—	(6,002)
Net cash used in investing activities	(32,232)	(59,795)
Financing activities
Proceeds from exercise of stock options	52,906	11,006
Value of equity awards withheld for tax liability	(28)	(237)
Net cash provided by financing activities	52,878	10,769
Net increase in cash and cash equivalents during period	45,298	17,932
Cash and cash equivalents at beginning of period	352,095	243,592
Cash and cash equivalents at end of period	$397,393	$261,524
Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$2,120	$2,868
Write-off of fully depreciated property and equipment	$7,379	$3,446
Write-off of fully amortized intangible assets	$10,687	$5,280
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and OutEast.com. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. The Zillow Instant Offers marketplace provides homeowners with the opportunity to receive offers from buyers, including Zillow starting in April of 2018, in some metropolitan areas. When Zillow buys a home, it will make necessary updates and list the home for resale on the open market. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; our ability to manage advertising inventory or pricing; engagement and usage of our products; our investment of resources to pursue strategies that may not prove effective; competition in our market; the stability of the residential real estate market; changes in government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 15, 2018. The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2018, our results of operations, comprehensive loss and cash flows for the three month periods ended March 31, 2018 and 2017. The results of the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any interim period or for any other future year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, and the recoverability of goodwill and indefinite-lived intangible assets, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.
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
Short-term Investments
Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, commercial paper, municipal securities and certificates of deposit, and are classified as available-for-sale securities. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of March 31, 2018 or December 31, 2017.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent our unconditional right to consideration. Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts. We consider accounts outstanding longer than the contractual terms past due. We review accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance when accounts are ultimately determined to be uncollectible. Bad debt expense is included in general and administrative expenses.
Contract Cost Assets
We capitalize certain incremental costs of obtaining contracts with customers which we expect to recover. These costs relate to commissions paid to sales personnel, primarily for our Premier Agent and Premier Broker programs. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Capitalized commission costs are recorded as contract cost assets in our condensed consolidated balance sheets. Contract cost assets are amortized to expense on a straight-line basis over a period that is consistent with the transfer to the customer of the products or services to which the asset relates, generally the estimated life of the customer relationship. Amortization expense related to contract cost assets is included in sales and marketing expenses in our condensed consolidated statements of operations. In determining the estimated life of our customer relationships, we consider quantitative and qualitative data, including, but not limited to, historical customer data, recent changes or expected changes in product or service offerings, and changes in how we monetize our products and services. The amortization period for capitalized contract costs related to our Premier Agent and Premier Broker programs ranges from two to three years.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Computer equipment	2 to 3 years
Office equipment, furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of expected useful life or lease term
Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset.
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
Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one to three years. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.
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
Our indefinite-lived intangible asset is not amortized, and we assess the asset for impairment on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the asset may be impaired. On an interim basis, we consider if there are any events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including, but not limited to, costs that could have a negative effect on future expected earnings and cash flows, changes in certain key performance metrics, and changes in management, key personnel, strategy or customers. In our evaluation of our trade names and trademarks indefinite-lived intangible asset, we typically first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of the carrying value of the indefinite-lived intangible asset over its fair value.
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
We also capitalize costs related to the license of certain internal-use software from third parties, including certain licenses of software in cloud computing arrangements. Additionally, we capitalize costs incurred during the application development stage related to the development of internal-use software and enterprise cloud computing services. We expense costs as incurred related to the planning and post-implementation phases of development. Capitalized internal-use software costs are amortized over the estimated useful life of the asset, which is currently one to three years, on a straight-line basis.
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
Deferred Revenue
Deferred revenue consists of prepaid advertising fees received or billed in advance of satisfying our performance obligations and prepaid but unrecognized subscription revenue. Deferred revenue is recognized when or as we satisfy our obligations under contracts with customers.
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
Revenue Recognition
We recognize revenue when (or as) we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories are Premier Agent, Rentals, Mortgages and Other.
As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component as the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service is one year or less.
We do not disclose the transaction price related to remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for performance completed to date. The remaining duration of our performance obligations is generally less than one year.
Premier Agent Revenue. Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms and our account management tools. We have concluded that the marketing and business technology products and services promised to Premier Agents and Premier Brokers represent distinct performance obligations.
We offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Payment is received prior to the delivery of impressions. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code. The cost per impression that we charge is dynamic - as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased accordingly. The price paid for each impression is representative of the price at which we would sell an impression separately to a customer, or the stand-alone selling price.
We have not allocated the transaction price to each performance obligation as the amounts recognized would be the same irrespective of any allocation. As such, we recognize revenue related to the Premier Agent and Premier Broker products and services based on the contractual spend recognized on a straight-line basis during the contractual period over which the products and services are provided. This methodology best depicts how we satisfy our performance obligations to customers, as we continuously transfer control of the performance obligations to the customer throughout the contractual period.
Rentals Revenue. Rentals revenue includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per click or cost per lease generated basis. We recognize revenue as leads or clicks are provided to rental professionals, which is the amount for which we have the right to invoice. The number of leases generated through our rentals marketplace during the period is accounted for as variable consideration, and we estimate these amounts based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. For our Long Form and Custom Quote cost per lead mortgage marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. In Zillow Group’s Long Form platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform, which is the amount for which we have the right to invoice. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are provided.
Other Revenue. Other revenue primarily includes revenue generated by new construction and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis, and revenue is recognized on a straight-line basis during the contractual period over which the communities are advertised on our mobile applications and websites. Consideration is billed in arrears. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.
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
We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. We account for forfeitures as they occur. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for our Class A common stock and Class C capital stock is estimated using our historical volatility. The weighted-average expected life of the option awards is estimated based on our historical exercise data.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; (5) the additional limitations on deducting executive compensation under IRC Section 162(m); and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Shortly after enactment, implementation guidance was released by the Securities and Exchange Commission that requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.
Recently Adopted Accounting Standards
In December 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to narrow the definition of a business. This guidance assists entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. We adopted this guidance on January 1, 2018. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.
In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. This guidance generally requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income (loss). An entity may elect to measure equity securities that do not have readily determinable fair values and do not qualify for the net asset value per share practical expedient at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, early adoption is permitted, and the guidance must be applied prospectively to equity investments that exist as of the adoption date. We adopted this guidance, and the February 2018 amendment to this guidance, effective January 1, 2018. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. It also states that an entity should recognize as an asset the incremental costs of obtaining a contract that the entity expects to recover and amortize the costs consistent with the transfer to the customer of the products or services to which the asset relates. The guidance requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance effective January 1, 2018 using the modified retrospective transition approach applied to all contracts at the date of initial application. We recorded an adjustment of $40.3 million to decrease accumulated deficit as of January 1, 2018 related to the accounting for the cost of sales commissions, primarily related to sales commissions for our Premier Agent and Premier Broker advertising products. Historically, we expensed these sales commission costs as incurred, but under the new guidance, the cost of certain sales commissions is recorded as a contract cost asset and recognized as an operating expense over the period that we expect to recover the costs.
The amount by which each financial statement line item is affected by the application of this guidance as of and for the three months ended March 31, 2018 is as follows (in thousands, except per share data):

	New Guidance	Prior Guidance	Change
Condensed Consolidated Statement of Operations:
Sales and marketing	$137,291	$139,434	$(2,143)
Total costs and expenses	311,243	313,386	(2,143)
Loss from operations	(11,364)	(13,507)	2,143
Loss before income taxes	(15,991)	(18,134)	2,143
Income tax expense	(2,600)	(3,290)	690
Net loss	(18,591)	(21,424)	2,833
Net loss per share - basic and diluted	(0.10)	(0.11)	0.01
Condensed Consolidated Balance Sheet:
Contract cost assets	42,465	—	42,465
Total assets	3,344,137	3,301,672	42,465
Deferred tax liabilities and other long-term liabilities	47,161	47,851	(690)
Total liabilities	575,696	576,386	(690)
Accumulated deficit	(570,512)	(613,667)	43,155
Total shareholders’ equity	2,768,441	2,725,286	43,155
Total liabilities and shareholders’ equity	3,344,137	3,301,672	42,465
Recently Issued Accounting Standards Not Yet Adopted
In February 2018, the FASB issued guidance on income tax accounting related to the Tax Act. This guidance permits a reclassification from accumulated other comprehensive income (loss) to accumulated deficit for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate under the Tax Act. It also requires certain disclosures regarding these reclassifications. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. This guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period in which the effect of the change in the corporate income tax rate is recognized. We expect to adopt this guidance on January 1, 2019. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.
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
In February 2016, the FASB issued guidance on leases. This guidance requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This guidance also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. We expect to adopt this guidance on January 1, 2019. We anticipate this guidance will have a material impact on our financial position, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our condensed consolidated balance sheet. We continue to assess the potential impacts of this guidance, including the impact the adoption of this guidance will have on our results of operations and cash flows.
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

We applied the following methods and assumptions in estimating our fair value measurements:
Cash equivalents — The fair value measurement of money market funds is based on quoted market prices in active markets. The fair value measurement of corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Short-term Investments — The fair value measurement of our short-term investments is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2018
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$233,712	$233,712	$—
Commercial paper	7,483	—	7,483
U.S. government agency securities	3,999	—	3,999
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	320,930	—	320,930
Commercial paper	40,264	—	40,264
Corporate notes and bonds	39,870	—	39,870
Municipal securities	15,616	—	15,616
Certificates of deposit	8,913	—	8,913
Total	$671,036	$233,712	$437,324

	December 31, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$233,508	$233,508	$—
Corporate notes and bonds	6,199	—	6,199
Commercial paper	3,987	—	3,987
U.S. government agency securities	1,748	—	1,748
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	298,758	—	298,758
Corporate notes and bonds	44,607	—	44,607
Commercial paper	39,325	—	39,325
Municipal securities	11,459	—	11,459
Certificates of deposit	10,297	—	10,297
Foreign government securities	5,998	—	5,998
Total	$656,135	$233,508	$422,627
See Note 11 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.
We did not have any Level 3 assets as of March 31, 2018 or December 31, 2017. There were no liabilities measured at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.
Note 4. Cash and Cash Equivalents and Short-term Investments
The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and available-for-sale investments as of the dates presented (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$151,950	$—	$—	$151,950
Cash equivalents:
Money market funds	233,712	—	—	233,712
Commercial paper	7,483	—	—	7,483
U.S. government agency securities	3,999	—	—	3,999
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	322,244	—	(1,314)	320,930
Commercial paper	40,264	—	—	40,264
Corporate notes and bonds	39,972	—	(102)	39,870
Municipal securities	15,677	—	(61)	15,616
Certificates of deposit	8,914	1	(2)	8,913
Total	$824,464	$1	$(1,479)	$822,986

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$106,404	$—	$—	$106,404
Cash equivalents:
Money market funds	233,508	—	—	233,508
Corporate notes and bonds	6,200	—	(1)	6,199
Commercial paper	3,987	—	—	3,987
U.S. government agency securities	1,748	—	—	1,748
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	299,814	—	(1,056)	298,758
Corporate notes and bonds	44,661	1	(55)	44,607
Commercial paper	39,325	—	—	39,325
Municipal securities	11,494	—	(35)	11,459
Certificates of deposit	10,296	2	(1)	10,297
Foreign government securities	6,000	—	(2)	5,998
Total	$763,686	$3	$(1,150)	$762,539
The following table presents available-for-sale investments by contractual maturity date as of March 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$341,729	$340,800
Due after one year through two years	85,342	84,793
Total	$427,071	$425,593

Note 5. Accounts Receivable, net
The opening balance of accounts receivable, net was $54.4 million as of January 1, 2018.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

Balance as of January 1, 2018	$5,341
Bad debt expense	(267)
Less: write-offs, net of recoveries and other adjustments	(157)
Balance as of March 31, 2018	$4,917

Note 6. Contract Cost Assets
As of March 31, 2018, we had $42.5 million of contract cost assets. During the three months ended March 31, 2018, we recorded no impairment losses and $9.3 million of amortization expense related to contract cost assets.
Note 7. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2018	December 31, 2017
Website development costs	$137,479	$130,072
Leasehold improvements	54,170	47,321
Computer equipment	28,267	30,071
Construction-in-progress	23,700	28,150
Office equipment, furniture and fixtures	23,406	22,887
Property and equipment	267,022	258,501
Less: accumulated amortization and depreciation	(152,194)	(146,230)
Property and equipment, net	$114,828	$112,271

We recorded depreciation expense related to property and equipment (other than website development costs) of $4.2 million and $3.9 million, respectively, during the three months ended March 31, 2018 and 2017.

We capitalized $8.6 million and $12.5 million, respectively, in website development costs during the three months ended March 31, 2018 and 2017. Amortization expense for website development costs included in technology and development expenses was $9.5 million and $10.1 million, respectively, during the three months ended March 31, 2018 and 2017.
Note 8. Equity Investments
In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million.
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of March 31, 2018.
These investments are equity securities without readily determinable fair values which we account for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There have been no impairments or upward or downward adjustments as of March 31, 2018 that would impact the carrying amount of either investment. These investments are classified within other assets in the condensed consolidated balance sheet.

Note 9. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2018
	Cost	Accumulated Amortization	Net
Purchased content	$35,395	$(22,980)	$12,415
Software	19,496	(9,985)	9,511
Customer relationships	103,900	(50,038)	53,862
Developed technology	111,980	(60,010)	51,970
Trade names and trademarks	4,900	(4,208)	692
Intangibles-in-progress	2,469	—	2,469
Total	$278,140	$(147,221)	$130,919

	December 31, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$35,260	$(20,480)	$14,780
Software	18,957	(8,899)	10,058
Customer relationships	103,900	(46,365)	57,535
Developed technology	113,380	(56,664)	56,716
Trade names and trademarks	4,900	(3,943)	957
Advertising relationships	9,000	(8,525)	475
Intangibles-in-progress	2,190	—	2,190
Total	$287,587	$(144,876)	$142,711
Amortization expense recorded for intangible assets for the three months ended March 31, 2018 and 2017 was $13.0 million and $13.1 million, respectively, and these amounts are included in technology and development expenses.
We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $177.0 million as of March 31, 2018 and December 31, 2017.

Note 10. Deferred Revenue
The following table presents the changes in deferred revenue (in thousands):

Balance as of January 1, 2018	$31,918
Deferral of revenue	238,121
Less: Revenue recognized	(234,742)
Balance as of March 31, 2018	$35,297

During the three months ended March 31, 2018, we recognized as revenue a total of $28.2 million pertaining to amounts that were recorded in deferred revenue as of December 31, 2017.
Note 11. Convertible Senior Notes
Convertible Senior Notes due in 2021
On December 12, 2016, Zillow Group issued $460.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”), which amount includes the exercise in full of the $60.0 million over-allotment option, to Citigroup Global Markets Inc. as the initial purchaser of the 2021 Notes in a private offering to the initial purchaser in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for resale to qualified institutional buyers as defined in, and pursuant to, Rule 144A under the Securities Act. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms.
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

Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of March 31, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
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
Interest expense related to the 2021 Notes for the three months ended March 31, 2018 was $7.0 million, which is comprised of approximately $4.7 million related to the amortization of debt discount and debt issuance costs and $2.3 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the three months ended March 31, 2017 was $6.7 million, which is comprised of approximately $4.4 million related to the amortization of debt discount and debt issuance costs and $2.3 million for the contractual coupon interest. The effective interest rate on the liability component of the 2021 Notes for the three months ended March 31, 2018 is 7.44%. Accrued interest related to the 2021 Notes as of March 31, 2018 and December 31, 2017 was $3.1 million and $0.8 million, respectively, and is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
March 31, 2018	$460,000	$(80,013)	$379,987
December 31, 2017	$460,000	$(84,721)	$375,279

As of March 31, 2018, the unamortized debt discount and debt issuance costs for the 2021 Notes will be amortized to interest expense over a remaining period of approximately 44 months.
The estimated fair value of the 2021 Notes was $558.9 million and $509.0 million, respectively, as of March 31, 2018 and December 31, 2017. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.
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
The carrying value of the 2020 Notes was $9.6 million and $10.1 million, respectively, as of March 31, 2018 and December 31, 2017. The estimated fair value of the 2020 Notes was $16.7 million and $17.6 million, respectively, as of March 31, 2018 and December 31, 2017. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 12. Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of March 31, 2018 and December 31, 2017, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,014.0 million as of December 31, 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million (tax effected) as of December 31, 2017.
We recorded income tax expense of $2.6 million for the three months ended March 31, 2018. Our income tax expense for the period was calculated using an estimate of our annual effective tax rate of (32.2)% applied to our loss before income taxes of $16.0 million for the three months ended March 31, 2018. This was partially offset by a discrete tax benefit of $2.6 million as a result of our estimated impact from the Tax Act. Our estimated annual effective tax rate for the three months ended March 31, 2018 is primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.
As of March 31, 2018, we have not completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act, and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects for which our analysis is not yet complete. The provisional adjustments relate to the grandfathering of our executive compensation under Section 162(m) of the Internal Revenue Code. We expect the Internal Revenue Service to provide further guidance in applying the written binding contracts requirement under the Tax Act. We believe the clarifications of this rule could impact our financial position and results of operations by an estimated $2.0 million to $5.0 million.
Note 13. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2018 or December 31, 2017.
Common and Capital Stock
Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.
Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the three months ended March 31, 2018 and the year ended December 31, 2017, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.
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
Zillow Group, Inc. Amended and Restated 2011 Incentive Plan
On July 19, 2011, the 2011 Plan became effective. In addition to the share reserve of 18,400,000 shares, the number of shares available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock, Class B common stock, and Class C capital stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under Zillow, Inc.’s 2005 Equity Incentive Plan (the “2005 Plan”), but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. The board of directors has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by our board of directors. The 2011 Plan provides that in the event of a stock dividend, stock split or similar event, the maximum number and kind of securities available for issuance under the plan will be proportionally adjusted.
Options under the 2011 Plan are granted with an exercise price per share not less than 100% of the fair market value of our stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options 3 months following their termination of employment or 12 months following termination by reason of death, disability or retirement. Options granted under the 2011 Plan typically expire seven or ten years from the grant date and typically vest either 25% after 12 months and ratably thereafter over the next 36 months or quarterly over a period of four years, though certain options have been granted with alternative vesting schedules.
Restricted stock units granted under the 2011 Plan typically vest either 25% after 12 months and quarterly thereafter over the next three years, quarterly over a period of four years, or 12.5% after 6 months and quarterly thereafter for the next 3.5 years. Any portion of a restricted stock unit that is not vested on the date of a participant’s termination of service expires on such date.
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2018:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	26,645,206	$27.70	5.72	$355,739
Granted	4,515,423	53.61
Exercised	(2,414,214)	21.91
Forfeited or cancelled	(262,467)	32.44
Outstanding at March 31, 2018	28,483,948	32.25	6.35	615,484
Vested and exercisable at March 31, 2018	13,868,461	26.69	4.59	376,592
The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2018	2017
Expected volatility	43%-45%	48%-49%
Expected dividend yield	—	—
Risk-free interest rate	2.52%-2.65%	1.75%-1.84%
Weighted-average expected life	4.50-5.00 years	4.25-4.75 years
Weighted-average fair value of options granted	$20.88	$14.21

As of March 31, 2018, there was a total of $214.6 million in unrecognized compensation cost related to unvested stock options.

Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2018:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2018	4,016,405	$33.22
Granted	1,916,215	52.90
Vested	(394,844)	31.60
Forfeited or cancelled	(191,376)	36.70
Unvested outstanding at March 31, 2018	5,346,400	40.29
The fair value of outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of March 31, 2018, there was $203.7 million of total unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$955	$903
Sales and marketing	5,162	5,530
Technology and development	11,542	8,491
General and administrative	13,082	11,471
Total	$30,741	$26,395
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
Since the Company expects to settle the principal amount of the outstanding 2021 Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread of approximately 8.8 million shares has a dilutive impact on diluted net income per share when the market price of the Company’s Class C capital stock at the end of a period exceeds the conversion price of $52.36 per share for the 2021 Notes.
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted-average Class A common stock and Class C capital stock option awards outstanding	25,222	27,994
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	4,346	4,042
Class A common stock issuable upon conversion of the 2020 Notes	403	444
Class C capital stock issuable related to conversion spread on the 2021 Notes	235	—
Total Class A common stock and Class C capital stock equivalents	30,206	32,480
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
Note 16. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2018 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended March 31, 2018 and 2017 was $5.8 million and $5.0 million, respectively.
Purchase Commitments
We have entered into various non-cancelable purchase commitments for content related to our mobile applications and websites. See Note 2 under “Intangible Assets” for additional information regarding our purchase commitments.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million as of March 31, 2018 and December 31, 2017.
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
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In

December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On October 26, 2017, the Company filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court. We have recorded an estimated liability for approximately $4.1 million as of March 31, 2018 and December 31, 2017. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.
In April 2017, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) requesting information related to our March 2017 response to the CFPB’s February 2017 Notice and Opportunity to Respond and Advise (“NORA”) letter. The NORA letter notified us that the CFPB’s Office of Enforcement was considering whether to recommend that the CFPB take legal action against us, alleging that we violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”) and Section 1036 of the Consumer Financial Protection Act (“CFPA”). This notice stemmed from an inquiry that commenced in 2015 when we received and responded to an initial Civil Investigative Demand from the CFPB. Based on correspondence from the CFPB in August 2017, we understand that it has concluded its investigation. The CFPB invited us to discuss a possible settlement and indicated that it intended to pursue further action if those discussions do not result in a settlement. We continue to believe that our acts and practices are lawful and that our co-marketing program allows lenders and agents to comply with RESPA, and we will vigorously defend against any allegations to the contrary. Should the CFPB commence an action against us, it may seek restitution, disgorgement, civil monetary penalties, injunctive relief or other corrective action. We cannot provide assurance that the CFPB will not commence a legal action against us in this matter, nor are we able to predict the likely outcome of any such action. As of March 31, 2018 and December 31, 2017, we have recorded an accrual for an immaterial amount in connection with this matter. There is a reasonable possibility that a loss in excess of amounts accrued may be incurred; however, the possible loss or range of loss is not estimable.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We have not recorded an accrual related to this lawsuit as of March 31, 2018 and December 31, 2017, as we do not believe a loss is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, the defendants breached their fiduciary duties in connection with oversight of public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. All four of the shareholder derivative lawsuits have been stayed until after the court has ruled on our pending motion to dismiss the consolidated securities class action lawsuit discussed above. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of March 31, 2018 and December 31, 2017, as we do not believe a loss is probable.
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
Note 17. Self-Insurance
We are self-insured for medical benefits, and beginning on January 1, 2018 for dental benefits, for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $150,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured claims is included within accrued compensation and benefits in our condensed consolidated balance sheets and was $2.8 million and $2.0 million, respectively, as of March 31, 2018 and December 31, 2017.
Note 18. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended March 31, 2018 and 2017 was $3.8 million and $2.9 million, respectively.
Note 19. Segment Information and Revenue
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
The chief executive officer reviews information about our revenue categories. The following table presents the balances of our revenue categories during the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Premier Agent	$213,732	$175,301
Rentals	29,063	21,545
Mortgages	19,023	20,270
Other	38,061	28,659
Total revenue	$299,879	$245,775

Note 20. Subsequent Events
In April 2018, we announced Zillow Group’s participation as a purchaser of homes in the Instant Offers marketplace. Through Instant Offers, interested home sellers submit information about their home and receive investor offers for a sale alongside a real estate agent’s analysis of what the home might sell for on the open market. Each time Zillow Group purchases a home it intends to quickly update and resell the home on the open market. As a participant in the Instant Offers marketplace, Zillow Group began buying homes in May of 2018. Beginning in the second quarter of 2018, Zillow Group will report financial results for two reportable segments: the Internet, Media & Technology (“IMT”) segment and the Homes segment. The IMT segment will include the financial results for the Premier Agent, Rentals, Mortgages and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Homes segment will include the financial results from Zillow Group’s buying and selling of homes directly.
In April 2018, we entered into a lease agreement for additional office space for our corporate headquarters in Seattle, Washington. Pursuant to the terms of the lease, we will lease an additional 79,038 square feet, and we are obligated to make escalating monthly lease payments that begin in September 2019 and continue through December 2024. Future minimum payments under the operating lease for this new space are as follows (in thousands):

2018	$—
2019	764
2020	2,318
2021	2,397
2022	2,477
All future years	5,190
Total future minimum lease payments	$13,146

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part II, Item 1A (Risk Factors) of this report.
Overview of our Business
Zillow Group, Inc. operates the leading real estate and home-related information marketplaces on mobile and the web, with a complementary portfolio of brands and products to help consumers find vital information about homes and connect with local professionals. Zillow Group’s brands focus on all stages of the home lifecycle: renting, buying, selling and financing. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and OutEast.com. The Zillow Instant Offers marketplace provides homeowners with the opportunity to receive offers from buyers, including Zillow starting in April of 2018, in some metropolitan areas. When Zillow buys a home, it will make necessary updates and list the home for resale on the open market. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental and mortgage professionals maximize business opportunities and connect with millions of consumers. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.
Our living database of approximately 110 million U.S. homes, including homes for sale, homes for rent and homes not currently on the market, attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 75 million homes, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications and websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.
We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories are Premier Agent, Rentals, Mortgages and Other.
Premier Agent revenue is generated by the sale of advertising under our Premier Agent and Premier Broker programs, which offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals, while growing and managing their businesses and brands. We offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead, cost per click or cost per lease generated basis. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Other revenue primarily includes revenue generated by new construction and display, as well as revenue from the sale of various other advertising and business software solutions and services and technology solutions for real estate professionals, including dotloop. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community basis. Display revenue primarily consists of graphical mobile and web advertising sold to advertisers promoting their brands on our mobile applications and websites.
During the three months ended March 31, 2018, we generated revenue of $299.9 million, as compared to $245.8 million in the three months ended March 31, 2017, an increase of 22%. This increase was primarily the result of a $38.4 million, or 22%, increase in Premier Agent revenue, a $7.5 million, or 35%, increase in Rentals revenue, and a $9.4 million, or 33%, increase in Other revenue. There were approximately 175.5 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2018, representing year-over-year growth of 5%. Visits increased 15% to 1,764.8 million for the three months ended March 31, 2018 from 1,533.0 million for the three months ended March 31, 2017.

Net loss for the three months ended March 31, 2018 was $18.6 million, as compared to net loss for the three months ended March 31, 2017 of $4.6 million.
In April 2018, we announced Zillow Group’s participation as a purchaser of homes in the Instant Offers marketplace. Through Instant Offers, interested home sellers submit information about their home and receive investor offers for a sale alongside a real estate agent’s analysis of what the home might sell for on the open market. Each time Zillow Group purchases a home it intends to quickly repair and resell the home on the open market. As a participant in the Instant Offers marketplace, Zillow Group began buying homes in May of 2018. Beginning in the second quarter of 2018, Zillow Group will report financial results for two reportable segments: the Internet, Media & Technology (“IMT”) segment and the Homes segment. The IMT segment will include the financial results for the Premier Agent, Rentals, Mortgages and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Homes segment will include the financial results from Zillow Group’s buying and selling of homes directly through the Instant Offers marketplace. Zillow Group’s preparation to participate in the Instant Offers marketplace did not have a material impact on our financial results for the three months ended March 31, 2018. However, we do expect the Homes segment to have a material impact on our consolidated balance sheets, statements of operations and cash flows for the remainder of 2018. We expect to hold approximately 300 to 1,000 homes in inventory as of December 31, 2018.
As of March 31, 2018, we had 3,334 full-time employees compared to 3,181 full-time employees as of December 31, 2017.
Key Metrics
Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Unique Users
Measuring unique users is important to us because much of our Premier Agent, Rentals, Mortgages, and other advertising revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, and our display revenue depends in part on the number of impressions delivered to our users. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, leads, and other events we can monetize to generate advertising revenue. In addition, our community of users improves the quality of our living database of homes with their contributions, which in turn attracts more users.
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

	Three Months Ended March 31,		2017 to 2018 % Change
	2018	2017
	(in millions)
Average Monthly Unique Users	175.5	166.6	5%
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

	Three Months Ended March 31,		2017 to 2018 % Change
	2018	2017
	(in millions)
Visits	1,764.8	1,533.0	15%
Basis of Presentation
Revenue
We recognize revenue when (or as) we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories are Premier Agent, Rentals, Mortgages and Other.
Premier Agent Revenue. Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms and our account management tools. We have concluded that the marketing and business technology products and services promised to Premier Agents and Premier Brokers represent distinct performance obligations.
We offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Payment is received prior to the delivery of impressions. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code. The cost per impression that we charge is dynamic - as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased accordingly. The price paid for each impression is representative of the price at which we would sell an impression separately to a customer, or the stand-alone selling price.
We have not allocated the transaction price to each performance obligation as the amounts recognized would be the same irrespective of any allocation. As such, we recognize revenue related to the Premier Agent and Premier Broker products and services based on the contractual spend recognized on a straight-line basis during the contractual period over which the products and services are provided. This methodology best depicts how we satisfy our performance obligations to customers, as we continuously transfer control of the performance obligations to the customer throughout the contractual period.
In April 2018, we began testing a new form of lead distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers will represent both the share of impressions delivered as advertisements and the proportion of validated connections a Premier Agent or Premier Broker receives. When consumers do not select a specific Premier Agent or Premier Broker advertisement, the validated connections will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect in the future to apply this new form of lead distribution more broadly with full adoption by the end of 2018. We are unable to predict whether this change will have a material impact on revenue or other results of operations.
Rentals Revenue. Rentals revenue includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per click or cost per lease generated basis. We recognize revenue as leads or clicks are provided to rental professionals, which is the amount for which we have the right to invoice. The number of leases generated through our rentals marketplace during the period is accounted for as variable consideration, and we estimate these amounts based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. For our Long Form and Custom Quote cost per lead mortgage marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. In Zillow Group’s Long Form platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform, which is the amount for which we have the right to invoice. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are provided.
Other Revenue. Other revenue primarily includes revenue generated by new construction and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis, and revenue is recognized on a straight-line basis during the contractual period over which the communities are advertised on our mobile applications and websites. Consideration is billed in arrears. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.
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
Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of March 31, 2018 and December 31, 2017, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,014.0 million as of December 31, 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million (tax effected) as of December 31, 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; (5) the additional limitations on deducting executive compensation under IRC Section 162(m); and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Shortly after enactment, implementation guidance was released by the Securities and Exchange Commission that requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.
We recorded income tax expense of $2.6 million for the three months ended March 31, 2018. Our income tax expense for the period was calculated using an estimate of our annual effective tax rate of (32.2)% applied to our loss before income taxes of $16.0 million for the three months ended March 31, 2018. This was partially offset by a discrete tax benefit of $2.6 million as a result of our estimated impact from the Tax Act. Our estimated annual effective tax rate for the three months ended March 31, 2018 is primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.
As of March 31, 2018, we have not completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act, and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects for which our analysis is not yet complete. The provisional adjustments relate to the grandfathering of our executive compensation under Section 162(m) of the Internal Revenue Code. We expect the Internal Revenue Service to provide further guidance in applying the written binding contracts requirement under the Tax Act. We believe the clarifications of this rule could impact our financial position and results of operations by an estimated $2.0 million to $5.0 million.
Results of Operations
The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue	$299,879	$245,775
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)(2)	23,919	20,232
Sales and marketing (1)	137,291	105,940
Technology and development (1)	93,933	72,868
General and administrative (1)	56,073	45,466
Acquisition-related costs	27	105
Total costs and expenses	311,243	244,611
Income (loss) from operations	(11,364)	1,164
Other income	2,446	953
Interest expense	(7,073)	(6,723)
Loss before income taxes	(15,991)	(4,606)
Income tax expense	(2,600)	—
Net loss	$(18,591)	$(4,606)
Net loss per share — basic and diluted	$(0.10)	$(0.03)
Weighted-average shares outstanding — basic and diluted	191,464	183,158
Other Financial Data:
Adjusted EBITDA (3)	$46,310	$54,799

	Three Months Ended March 31,
	2018	2017
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$955	$903
Sales and marketing	5,162	5,530
Technology and development	11,542	8,491
General and administrative	13,082	11,471
Total	$30,741	$26,395
(2) Amortization of website development costs and intangible assets included in technology and development	$22,549	$23,261
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Percentage of Revenue:
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of amortization)	8	8
Sales and marketing	46	43
Technology and development	31	30
General and administrative	19	18
Acquisition-related costs	—	—
Total costs and expenses	104	100
Income (loss) from operations	(4)	—
Other income	1	—
Interest expense	(2)	(3)
Loss before income taxes	(5)	(2)
Income tax expense	(1)	0
Net loss	(6)%	(2)%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA within this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q as it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(18,591)	$(4,606)
Other income	(2,446)	(953)
Depreciation and amortization expense	26,906	27,135
Share-based compensation expense	30,741	26,395
Acquisition-related costs	27	105
Interest expense	7,073	6,723
Income tax expense	2,600	—
Adjusted EBITDA	$46,310	$54,799

The Homes Segment
As discussed above, Zillow Group began purchasing homes as a participant in the Instant Offers marketplace in the second quarter of 2018 and, as a result, Zillow Group will report financial results for two reportable segments: the IMT segment and the Homes segment, beginning in the second quarter of 2018. The Homes segment will include the financial results from Zillow Group’s buying of homes through the Instant Offers marketplace, updating the homes and reselling them to homebuyers.
Zillow Group’s preparation to participate in the Instant Offers marketplace did not have a material impact on our financial results for the three months ended March 31, 2018. We do, however, expect the Homes segment to have a material impact on our consolidated balance sheets, statements of operations and cash flows for the remainder of 2018. Though we expect the Homes segment to contribute to total revenue, we also expect cost of revenue, sales and marketing expense, and other costs and expenses will increase, including in connection with transaction costs associated with each purchase and sale and the cost of renovating the homes we purchase. Due to differences between the operational requirements and accounting treatment, among other factors, of the Homes segment as compared with the IMT segment, historical financial results may not be indicative of future financial performance on a consolidated basis.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue

	Three Months Ended March 31,		2017 to 2018 % Change
	2018	2017
	(in thousands, unaudited)
Revenue:
Premier Agent	$213,732	$175,301	22%
Rentals	29,063	21,545	35%
Mortgages	19,023	20,270	(6)%
Other	38,061	28,659	33%
Total revenue	$299,879	$245,775	22%

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Percentage of Total Revenue:
Premier Agent	71%	71%
Rentals	10	9
Mortgages	6	8
Other	13	12
Total revenue	100%	100%
Total revenue increased by $54.1 million, or 22%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. There were approximately 175.5 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2018 compared to 166.6 million average monthly unique users for the three months ended March 31, 2017, representing year-over-year growth of 5%. This increase in unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Premier Agent revenue grew to $213.7 million for the three months ended March 31, 2018 from $175.3 million for the three months ended March 31, 2017, an increase of $38.4 million, or 22%. Premier Agent revenue represented 71% of total revenue for the three months ended March 31, 2018 and 2017. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 15% to 1,764.8 million for the three months ended March 31, 2018 from 1,533.0 million for the three months ended March 31, 2017. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 6% to $0.121 for the three months ended March 31, 2018 from $0.114 for the three months ended March 31, 2017. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe Premier Agent revenue was also positively impacted by market forces taking effect within the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform. The three months ended March 31, 2017 represented the first quarterly period in which we implemented this pricing method for all agent advertisers.
In April 2018, we began testing a new method of consumer lead distribution to our Premier Agent and Premier Broker advertisers related to our auction-based pricing model. With this new method of consumer lead distribution, the share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code, purchased by Premier Agents and Premier Brokers will represent both the share of impressions delivered as advertisements (as it did previously) and, now, the proportion of validated consumer connections a Premier Agent or Premier Broker receives. A validated consumer connection is made when a consumer does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites. Applying the new model, these validated connections will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect to apply this new form of lead distribution more broadly with full adoption by the end of 2018. We are unable to predict whether this change will have a material impact on revenue or other results of operations.

Rentals revenue was $29.1 million for the three months ended March 31, 2018 compared to $21.5 million for the three months ended March 31, 2017, an increase of $7.5 million, or 35%. The increase in rentals revenue was partially attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 86% to 35,247 average monthly rental listings for the three months ended March 31, 2018 from 18,926 average monthly rental listings for the three months ended March 31, 2017. Average monthly rental listings include the average monthly monetized, deduplicated rental listings for the period, which are displayed across all of our mobile applications and websites. An increase in rental listings on our mobile applications and websites increases the likelihood that a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, or lease that we monetize. The increase in average monthly rental listings was primarily a result of our monetization of rental listings on our StreetEasy brand mobile application and website beginning in the third quarter of 2017. The revenue per average monthly rental listing decreased 28% to approximately $825 for the three months ended March 31, 2018 from approximately $1,138 for the three months ended March 31, 2017, due primarily from the monetization of rental listings on StreetEasy beginning in the third quarter of 2017, which typically generate less revenue per listing than larger rental properties. We calculate revenue per average monthly rental listing by dividing total rentals revenue for the period by the average monthly deduplicated rental listings for the period. The increase in rentals revenue was also driven in part by the 15% increase in visits to 1,764.8 million for the three months ended March 31, 2018, which s imilarly increases the likelihood a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, or lease that we monetize.
Mortgages revenue was $19.0 million for the three months ended March 31, 2018 compared to $20.3 million for the three months ended March 31, 2017, a decrease of $1.2 million, or 6%. The decrease in mortgages revenue was primarily a result of decreased revenue generated by our Long Form and Custom Quote services. During the three months ended March 31, 2018, we began testing and implementation of a new consumer lead distribution model, called Connect, in select markets. Following full implementation of Connect, we expect to deliver fewer, more transaction-ready consumer connections to our advertising lenders, which we believe will result in a more efficient experience for all participants. We believe the decrease in revenue generated by Long Form was primarily a result of the fewer, higher quality consumer leads delivered in connection with our testing and initial implementation of Connect in select markets, and other product iterations across our sites which also led to a decrease in leads.
In addition, we believe rising mortgage interest rates in the United States have contributed to a decrease in monetization events, primarily for our Custom Quote service, where we experienced lower refinance volumes than expected. We are uncertain how interest rates will impact mortgages revenue in future periods. The number of mortgage loan information requests submitted by consumers increased 8% to 7.1 million for the three months ended March 31, 2018 from 6.6 million mortgage loan information requests submitted by consumers for the three months ended March 31, 2017. This resulted in a 13% decrease in our average revenue per loan information request for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The growth in loan information requests submitted by consumers increases the likelihood of a monetization event, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan information requests do not always result in revenue recognition.
Other revenue was $38.1 million for the three months ended March 31, 2018 compared to $28.7 million for the three months ended March 31, 2017, an increase of $9.4 million, or 33%. The increase in other revenue was primarily a result of a 69% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Cost of Revenue
Cost of revenue was $23.9 million for the three months ended March 31, 2018 compared to $20.2 million for the three months ended March 31, 2017, an increase of $3.7 million, or 18%. The increase in cost of revenue was primarily attributable to a $1.8 million increase in credit card and ad serving fees, a $1.4 million increase in data center and connectivity costs, and a $0.4 million increase in headcount-related expenses, including share-based compensation expense. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue, including a significant amount of costs expected to be incurred in future periods related to our Homes segment.
Sales and Marketing
Sales and marketing expenses were $137.3 million for the three months ended March 31, 2018 compared to $105.9 million for the three months ended March 31, 2017, an increase of $31.4 million, or 30%. The increase in sales and marketing expenses was primarily attributable to increased marketing and advertising expenses of $20.4 million, primarily related to advertising spend to attract consumers across online and offline channels, which supports our growth initiatives.
In addition to the increases in marketing and advertising expenses, headcount-related expenses increased $8.0 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $0.8 million increase in consulting costs to support our advertising initiatives, and a $0.5 million increase in tradeshows and conferences expense and related travel costs. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives. We also expect to incur a significant amount of sales and marketing expenses in future periods related to our Homes segment.
Technology and Development
Technology and development expenses, which include research and development costs, were $93.9 million for the three months ended March 31, 2018 compared to $72.9 million for the three months ended March 31, 2017, an increase of $21.1 million, or 29%. Approximately $16.1 million of the increase related to growth in headcount-related expenses, including share-

based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $4.1 million increase in other non-capitalizable data content expense.
Amortization expense included in technology and development for capitalized website development costs and software was $10.9 million for the three months ended March 31, 2018 and 2017. Other data content expense was $10.5 million and $6.4 million, respectively, for the three months ended March 31, 2018 and 2017. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $9.2 million and $9.9 million, respectively, for the three months ended March 31, 2018 and 2017. Amortization expense included in technology and development for purchased data content intangible assets was $2.5 million for the three months ended March 31, 2018 and 2017. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality, including as related to our Homes segment.
General and Administrative
General and administrative expenses were $56.1 million for the three months ended March 31, 2018 compared to $45.5 million for the three months ended March 31, 2017, an increase of $10.6 million, or 23%. The increase in general and administrative expenses was primarily due to a $5.8 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $2.4 million increase in software and hardware costs, a $1.5 million increase in travel and meals expense, a $1.0 million increase in professional services fees, a $0.8 million increase in city and state taxes, a $0.7 million increase in building lease-related expenses including rent, utilities and insurance, partially offset by a $1.0 million decrease in bad debt expense and a $0.6 million decrease in miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business, including as related to the Homes segment.
Liquidity and Capital Resources
As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents, and investments of $823.0 million and $762.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit with original maturities of three months or less. Investments as of March 31, 2018 and December 31, 2017 consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, certificates of deposit and foreign government securities. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The implementation and expansion of Zillow Group’s participation as a buyer of homes in the Instant Offers marketplace and a seller of homes to homebuyers will likely have a significant impact on our liquidity and capital resources as a cash and inventory intensive initiative. Initially, we will use cash from our balance sheet to fund the purchases of homes and related costs. We expect to use debt financing in the future to fund a portion of the purchase price of homes and certain related costs, though we cannot guarantee we will be able to obtain financing on favorable terms or at all.
We have outstanding $9.6 million aggregate principal of 2020 Notes as of March 31, 2018. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. The 2020 Notes are convertible into shares of Zillow Group Class A common stock. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are redeemable, at our option, in whole or in part on or after December 20, 2018, under certain circumstances. For additional information regarding the 2020 Notes, see Note 11 to our condensed consolidated financial statements.
In December 2016, Zillow Group issued $460.0 million aggregate principal amount of 2021 Notes. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of March 31, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). For additional information regarding the 2021 Notes, see Note 11 to our condensed consolidated financial statements.

The following table presents selected cash flow data for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by operating activities	$24,652	$66,958
Net cash used in investing activities	(32,232)	(59,795)
Net cash provided by financing activities	52,878	10,769
Cash Flows Provided By Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals and brand advertisers. Our primary uses of cash from operating activities include payments for marketing and advertising activities and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.
For the three months ended March 31, 2018, net cash provided by operating activities was $24.7 million. This was primarily driven by a net loss of $18.6 million, adjusted by share-based compensation expense of $30.7 million, depreciation and amortization expense of $26.9 million, amortization of contract cost assets of $9.3 million, amortization of the discount and issuance costs on the 2021 Notes of $4.7 million, a non-cash change in our deferred income taxes of $2.6 million, a loss on disposal of property and equipment of $1.8 million, and a change in deferred rent of $3.1 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $29.3 million. The changes in operating assets and liabilities are primarily due to a $19.9 million increase in prepaid expenses and other assets and a $6.7 million decrease in accrued expenses and other current liabilities driven primarily by the timing of payments, and an $11.4 million increase in contract cost assets due primarily to the capitalization of contract cost assets.
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
Cash Flows Used In Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.
For the three months ended March 31, 2018, net cash used in investing activities was $32.2 million. This was primarily the result of $16.9 million of purchases for property and equipment and intangible assets and $15.3 million of net purchases of investments.
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
Cash Flows Provided By Financing Activities
For the three months ended March 31, 2018 and 2017, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the three months ended March 31, 2018 and 2017 were $52.9 million and $11.0 million, respectively.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.7 million as of March 31, 2018. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 16 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million as of March 31, 2018.
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
We believe that the assumptions and estimates associated with revenue recognition, the amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, and the recoverability of goodwill and indefinite-lived intangible assets, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
We recognize revenue when (or as) we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories are Premier Agent, Rentals, Mortgages and Other.
As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component as the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service is one year or less.
We do not disclose the transaction price related to remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for performance completed to date.
Premier Agent Revenue. Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms and our account management tools. We have concluded that the marketing and business technology products and services promised to Premier Agents and Premier Brokers represent distinct performance obligations.

We offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code. The cost per impression that we charge is dynamic - as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased accordingly. The price paid for each impression is representative of the price at which we would sell an impression separately to a customer, or the stand-alone selling price.
We have not allocated the transaction price to each performance obligation as the amounts recognized would be the same irrespective of any allocation. As such, we recognize revenue related to the Premier Agent and Premier Broker products and services based on the contractual spend recognized on a straight-line basis during the contractual period over which the products and services are provided.
In April 2018, we began testing a new form of lead distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers will represent both the share of impressions delivered as advertisements and the proportion of validated connections a Premier Agent or Premier Broker receives. When consumers do not select a specific Premier Agent or Premier Broker advertisement, the validated connections will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect in the future to apply this new form of lead distribution more broadly with full adoption by the end of 2018. We are unable to predict whether this change will have a material impact on revenue or other results of operations.
Rentals Revenue. Rentals revenue includes our rentals marketplace and suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per click or cost per lease generated basis. We recognize revenue as leads or clicks are provided to rental professionals, which is the amount for which we have the right to invoice. The number of leases generated through our rentals marketplace during the period is accounted for as variable consideration, and we estimate these amounts based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Long Form and Custom Quote services. For our Long Form and Custom Quote cost per lead mortgage marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. In Zillow Group’s Long Form platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. We recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform, which is the amount for which we have the right to invoice. Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are provided.
Other Revenue. Other revenue primarily includes revenue generated by new construction and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis, and revenue is recognized on a straight-line basis during the contractual period over which the communities are advertised on our mobile applications and websites. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.
Contract Cost Assets
We capitalize certain incremental costs of obtaining contracts with customers which we expect to recover. These costs relate to commissions paid to sales personnel, primarily for our Premier Agent and Premier Broker programs. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Capitalized commission costs are recorded as contract cost assets in our condensed consolidated balance sheets. Contract cost assets are amortized to expense on a straight-line basis over a period that is consistent with the transfer to the customer of the products or services to which the asset relates, generally the estimated life of the customer relationship. Amortization expense related to contract cost assets is included in sales and marketing expenses in our condensed consolidated statements of operations. Our determination of the estimated life of the customer relationship involves significant judgment. In determining the estimated life of our customer relationships, we consider quantitative and qualitative data, including, but not limited to, historical customer data, recent changes or expected changes in product or service offerings, and changes in how we monetize our products and services. The amortization period for our Premier Agent and Premier Broker programs ranges from two to three years.
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
Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one to three years. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.
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
Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in an impairment charge. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, and we may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state, or local regulations, economic downturns or developments, or other market conditions affecting our industry.
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
Determining the fair value of option awards at the grant date requires judgment. If any of the assumptions used in the Black-Scholes-Merton model changes significantly, share-based compensation expense for future option awards may differ materially compared with the awards granted previously. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. We account for forfeitures as they occur.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; (5) the additional limitations on deducting executive compensation under IRC Section 162(m); and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Shortly after enactment, implementation guidance was released by the Securities and Exchange Commission that requires a company to reflect the income tax effects of those aspects of the Tax Act for which the accounting under the accounting rules is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it should record a provisional estimate in the financial statements. Further, the implementation guidance also provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting pursuant to the accounting rules.
As of March 31, 2018, we have not completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act, and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects for which our analysis is not yet complete. The provisional adjustments relate to the grandfathering of our executive compensation under Section 162(m) of the Internal Revenue Code. We expect the Internal Revenue Service to provide further guidance in applying the written binding contracts requirement under the Tax Act. We believe the clarifications of this rule could impact our financial position and results of operations by an estimated $2.0 million to $5.0 million.
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
Our indefinite-lived intangible asset is not amortized, and we assess the asset for impairment on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the asset may be impaired. On an interim basis, we consider if there are any events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including, but not limited to, costs that could have a negative effect on future expected earnings and cash flows, changes in certain key performance metrics, and changes in management, key personnel, strategy or customers. In our evaluation of our trade names and trademarks indefinite-lived intangible asset, we typically first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of the carrying value of the indefinite-lived intangible assets over their fair value.
Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2 of the accompanying notes to our condensed consolidated financial statements included within this report.

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
As of March 31, 2018, we have outstanding $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”). The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. As of March 31, 2018, we also have outstanding $9.6 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year. Since the 2020 Notes and 2021 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates. However, the fair values of the 2020 Notes and 2021 Notes change primarily when the market price of our stock fluctuates or interest rates change.
For these reasons, we do not expect that our results of operations or cash flows would be materially affected by a sudden change in market interest rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
Except for the implementation of certain internal controls related to our January 1, 2018 adoption of guidance issued by the Financial Accounting Standards Board on revenue from contracts with customers, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 16 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, and future financial performance. Recovery pursuant to our insurance policies may not be available due to policy definitions of covered losses or other factors, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and operating results. If any of these risks occur, the trading price of our common and capital stock could decline, and you could lose all or part of your investment. The following is an update to the risk factors set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Premier Agent revenue, derived from our Premier Agent and Premier Broker programs, accounted for 71% of total revenue for the three months ended March 31, 2018. This level of revenue concentration suggests that even modest decreases in individual agent advertiser spending across the advertiser population, caused by actual or perceived decreases to return on investment, preference for a competitive service, or other factors, could have a significant negative impact on our results of operations. We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. For example, our self-serve account interface for Premier Agent advertisers allows agent advertisers to independently control the duration of their advertising commitments. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, we continually evaluate and utilize various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms. In 2016, for example, we implemented a new auction-based pricing method for our Premier Agent products, and in the second quarter of 2018, we will begin testing new ways to connect our users and agent advertisers. Future changes to our pricing or lead delivery methodologies for advertising services or product offerings may cause advertisers to reduce or end their advertising with us or negatively impact our ability to manage revenue opportunities. If advertisers reduce or end their advertising spending with us, or if we are unable to effectively manage inventory and pricing, our advertising revenue and business, results of operations and financial condition would be harmed.

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

The Company’s Participation in Zillow Instant Offers Could Fail to Achieve Expected Results and Cause Harm to Our Financial Results, Operations, and Reputation.

In April 2018, we announced testing of the Company’s participation in Zillow Instant Offers pursuant to which Zillow will purchase homes, make certain repairs and updates, and attempt to sell the homes back into the market (the “Homes business”). This initiative may expose us to a variety of financial, legal, and reputational risks. The success of the Homes business depends in part on our ability to efficiently acquire, renovate, and sell properties. In determining whether to purchase a property, we may make assumptions, including the estimated time from purchase to sale, update costs, market conditions and potential resale proceeds, closing costs, and holding costs. These assumptions may be inaccurate. Our estimates of what homes are worth, and the algorithms and other data points used to inform those estimates, may not be accurate and we may pay more for homes than the price at which we are able to resell them. In addition, we may not timely discover latent home construction or environmental hazards or other issues which may decrease the value of properties we own. As a result, we may overpay for properties we acquire, and we may not be able to resell them for the price we anticipated or at all. We plan to use third party service providers to make upgrades to and perform maintenance on homes we acquire and, as a result, we may not be able to effectively control the timing and costs of those projects. Further, homes we purchase may suffer decreases in value due to natural disasters, catastrophic events, or other forces outside of our control. The homes we own may not be insured against all damages and losses.

The supply of and demand for homes, and the amounts prospective homebuyers are willing to pay for properties, are impacted by the strength of the overall economy, employment levels, availability of credit, tax or other governmental incentives that encourage homeownership, and regulation of mortgage interest rates, among other factors. Changes to these factors may negatively impact our ability to purchase a sufficient number of properties to realize benefits of scale and sell properties at the amounts we anticipated, if at all.

The actual or perceived quality of the homes we sell may be poor due to factors both within and beyond our control, such as our decision to make certain upgrades but not others and latent defects in properties of which we are not aware. We may experience unsafe conditions at properties while we own them or soon after we resell them, which may cause harm to person or property. We may be subject to new legal, regulatory, local ordinance, and other requirements, as well as disputes with consumers, service providers, and others arising from our purchase, renovation, or resale of properties. These and other factors may reduce consumer confidence in our services and negatively impact our business reputation.

We have limited experience purchasing, upgrading, and selling homes, and our forecasts of financial results for this new business segment may vary significantly from our actual results. The accounting treatment, operational demands, and other aspects of the Homes business are very different from our Internet, Media, and Technology (“IMT”) business and may impact our overall results in ways that are difficult to predict.

We Depend on the Real Estate Industry, and Changes to That Industry, Including to Supply and Demand in the Real Estate Market or Mortgage Lending Regulation, Could Reduce the Demand for, or Restrict Our Ability to Provide, Our Products and Services.

Our financial results significantly depend on real estate market participants using our products and services. Real estate shopping patterns depend on the overall health of the real estate market. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership, the amount home buyers are willing and able to spend, and the ability of market participants to close transactions.

Changes to the real estate industry, including to supply and demand in the real estate market, regulation of rental properties, or mortgage interest rates, could reduce demand for our services. In addition, real estate, rental, and mortgage professionals are subject to comprehensive, and rapidly evolving, federal, state, and local laws and regulations which may cause them to significantly alter, decrease, or terminate their purchase of our products and services. For example, as described in Part I, Item 1 in Note 16 under the subsection “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Consumer Financial Protection Bureau (“CFPB”) investigated our co-marketing program for real estate agent and mortgage advertisers in 2015 through 2018, and settlement discussions with the CFPB are ongoing. Seasonality, micro- and macroeconomic factors, government regulation, tax laws, and other factors may decrease consumer usage as well as sales to our advertisers and other customers, which could harm our results of operations and financial condition.

Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker. Though we do not take mortgage applications or make loans or credit decisions in connection with loans, Zillow Group Mortgages, Inc. is subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker. Further, due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain additional real estate brokerage and mortgage broker licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state real estate and mortgage broker licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to operate our business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties or our business operations in that state may be suspended or prohibited. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

Natural Disasters and Catastrophic Events May Disrupt Real Estate Markets and Our Business.

The occurrence of a significant natural disaster or other catastrophic event, such as earthquake, hurricane, fire, flood, terrorist attack or other similar event, may damage or disrupt our operations, local and regional real estate markets or economies, and negatively impact our business, results of operations and financial condition. Our largest offices are located in Seattle, Washington, and San Francisco, California, and an earthquake or natural disaster in either city could disrupt our engineering and sales teams and equipment critical to the operation of our business. Similarly, a significant natural disaster or other catastrophic event in any major U.S. city could negatively impact a large number of our advertisers and users, and cause a decrease in our revenue or traffic. For example, in connection with the hurricanes and wildfires that occurred during the second half of 2017, we worked closely with our Premier Agents and other advertisers in affected areas to help manage their advertising budgets, and we provided relief initiatives, which included billing credits and other forms of advertiser assistance. We also experienced a temporary decline in traffic to our mobile applications and websites from consumers in impacted areas during September 2017. Though our relief initiatives and the temporary decline in traffic did not have a material impact on our results of operations and financial condition for 2017, our results of operations and financial condition may be negatively affected by natural disasters in the future. In addition, we are currently testing an expansion of Zillow Instant Offers pursuant to which Zillow will purchase, update, and sell homes in Phoenix, Arizona and Las Vegas, Nevada. The occurrence of a natural disaster or other catastrophic event in any of these localities could have a significant negative impact on those real estate markets and the success of our tests in the regions.

We May Not Be Able to Maintain or Establish Relationships With Real Estate Brokerages, Real Estate Listing Aggregators, Multiple Listing Services, Property Management Companies, Home Builders and Other Third-Party Listing Providers, Which Could Limit the Information We Are Able to Provide to Our Users.

Our ability to attract users to our mobile applications, websites and other tools depends to some degree on providing timely access to comprehensive and accurate for-sale, new construction and rental listings. To provide these listings, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services (“MLSs”), property management companies, home builders, other third-party listing providers, and homeowners and their real estate agents to include listing data in our services. Many of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source real estate information faster or more efficiently than we can. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with MLSs and other listing providers, whether due to termination of agreements or otherwise, changes to our rights to use or timely access listing data, or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality. This could reduce user confidence in the sale and rental data we provide and make us less popular with consumers, which could harm our business, results of operations and financial condition.

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

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent advertising product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in the Zillow database for which we have sufficient data to produce the Zestimate. Our consumer focus may also negatively impact our relationships with real estate brokerages, MLSs, and other industry participants on whom we rely for listings information. Our product Zillow Instant Offers, and our participation as a purchaser of homes in the Zillow Instant Offers marketplace, for example, may be perceived as impinging upon the business models of real estate agents and brokerages, which may cause them to terminate their listings agreements with us or, with respect to brokerages, cease advertising with us. Such risks could have a materially negative impact on our results of operations. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

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

We Rely on Internet Search Engines and Mobile Application Marketplaces to Connect with Consumers.

We rely on organic traffic generated from search engines like Google to attract users to our websites. This organic traffic is dependent in part upon the way in which links to and information from our websites are featured on search engine result pages. The ranking and other display features of links to and information from our websites is impacted by a variety of factors, many of which are not within our control, such as a change to the search engine ranking algorithm. We devote significant time and resources to digital marketing initiatives, such as search engine optimization, to improve our search result rankings and increase visits to our sites. These marketing efforts may prove unsuccessful due to a variety of factors, including increased costs to use online advertising platforms, ineffective campaigns and increased competition. We also rely on mobile application marketplaces like Apple’s App Store and Google Play to connect users with our mobile applications. These marketplaces may change in a way that negatively affects the prominence of or ease with which users can access our mobile applications. Such changes to Internet search engines or mobile application marketplaces may adversely impact our ability to connect with consumers, which could have a material negative effect on our results of operations and financial condition.

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

If We Fail to Manage Our Growth and Multi-Brand Portfolio Effectively, Our Reputation, Results of Operations and Business Could Be Harmed.

We have experienced rapid and significant growth in our headcount and related operations, including as a result of the February 2015 Trulia acquisition and other acquisitions. We have also acquired or launched several new business-to-consumer and business-to-business brands in recent years, including the 2017 acquisition of New Home Feed, a listing management technology company, the launch of OutEast.com, a consumer-facing website for real estate in the Hamptons, and the launch of RealEstate.com, a consumer-facing website for residential real estate. This growth adds complexity to business operations, including internal controls and compliance, and places substantial demand on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture, and successfully manage a diverse portfolio of brands. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

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

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and investments. For example, we acquired Hamptons Real Estate Online, or HREO, and New Home Feed, and purchased an equity interest in a privately held corporation, in the year ended December 31, 2017. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We depend on processing vendors to complete credit and debit card transactions, both for payments owed to Zillow Group directly and for payments to other third-parties, such as payments made by renters to landlords in our rental payments product. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

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

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. Our mobile applications and websites are exposed to attempts to overload our servers with denial-of-service attacks or similar disruptions from unauthorized use of our computer systems. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our mobile applications and websites, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, software errors or physical or electronic break-ins, could affect the security or availability of our products and services on our mobile applications and websites and prevent or inhibit the ability of users to access our services. Since our users may rely on our products and services, including our customer relationship management tools, for important aspects of their businesses, problems with the reliability, availability or security of our systems could damage our users’ businesses, harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition. In October 2016, for example, traffic to our websites zillow.com and trulia.com was impacted by a distributed denial of service attack against one of our domain name system providers. This incident did not have a material adverse effect on our business, and there is no indication that our internal controls were compromised. Despite the additional network detection tools and other processes we implemented, and our continual work to install new, and upgrade existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks, we cannot ensure that we will not experience similar incidents in the future.

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

We Rely Upon Certain Third Party Services to Support Critical Functions of Our Business and Any Disruption of or Interference with our Use of those Third Party Services Could Adversely Impact Our Operations and Our Business.

A limited number of third party services support essential functions of our business, including Amazon Web Services (“AWS”) and certain other Software-as-a-Service technologies hosted by third parties (“SaaS Services”). AWS provides us with a distributed computing infrastructure platform for business operations, which is commonly referred to as a “cloud” computing service. Certain of our computer systems utilize data processing, storage capabilities and other services provided by AWS, and we currently run the vast majority of computing to power our mobile applications, websites, and other technology products and services on AWS. In addition, we use SaaS Services to support important functions of our business, including enterprise resource planning and customer relationship management. We store a significant amount of information about our users, customers, employees, and business on AWS and in the SaaS Services, and we rely on these third-party service providers to provide services on a timely and effective basis. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations. In light of our reliance on AWS and SaaS Services, coupled with the complexity of obtaining replacement services, any disruption of or interference with our use of these third party services could adversely impact our operations and business.

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

With offices and owned properties located throughout the United States and an office in Vancouver, British Columbia, we are currently subject to a variety of, and may in the future become subject to additional, international, federal, state, and local laws that are continuously evolving and developing, including laws regarding the real estate, rental and mortgage industries, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, along with employment laws, including those governing wage and hour requirements, and, in connection with our Zillow Instant Offers test, laws addressing the purchase, upgrade, and sale of homes, including those governing hazardous substances. These laws are complex and can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction.

If we are unable to comply with these laws or regulations in a cost-effective manner, we may modify impacted products and services, which could require a substantial investment and loss of revenue, or cease providing the impacted product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties, and other losses.

We assist with the processing of customer credit card transactions, consumer credit report requests, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the third-parties that we engage with to provide processing and screening services violate applicable laws and regulations.

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

Risks Related to Our Financial Statements

We Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of March 31, 2018, we had an accumulated deficit of $570.5 million. Although we have experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the remaining outstanding $9.6 million aggregate principal under Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) and the $460.0 million aggregate principal under our Convertible Senior Notes due in 2021 (the “2021 Notes”), depends on our future performance, which is subject to economic, industry, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We May Need to Raise Additional Capital to Grow Our Business and We May Not Be Able to Raise Additional Capital on Terms Acceptable to Us, or At All.

Growing and operating our business, including through the development of new and enhanced products and services, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. For example, our Homes business will require significant cash to acquire, update and sell homes. Financing arrangements we pursue may require us to grant certain rights or agree to certain restrictions, that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.

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

We Expect Our Results of Operations to Fluctuate on a Quarterly and Annual Basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of fluctuations in the quantity of, and the price at which we are able to sell, our remnant advertising, seasonal variances of home sales, which historically peak in the spring and summer seasons, and the size and seasonal variability of our advertisers’ marketing budgets. The seasonal variance and cyclical nature of home sales may contribute to the variability of our revenue and results of operations for the Homes business, in particular. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

We Could Be Subject to Additional Income Tax Liabilities and Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

We are subject to federal and state income taxes in the United States and in Canada. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Economic and political pressure to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult and could create additional tax liabilities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; (5) the additional limitation on deducting executive compensation under IRC Section 162(m); and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, since shar es of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $17.06 per share to $58.49 per share (adjusted for the August 2015 stock split effected in the form of a dividend) through March 31, 2018. Since shares of our Class C capital stock began trading in August 2015, the closing price of our Class C capital stock has ranged from $16.01 per share to $58.64 per share through March 31, 2018. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Quarterly Report on Form 10-Q and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	announcements of technological innovations or new offerings by us or our competitors;

•	additions or departures of key personnel;

•	changes in laws or regulations applicable to our services;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the inclusion, exclusion, or deletion of our Class A common stock and Class C capital stock from any trading indices, such as the S&P 500 Index;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A common stock and Class C capital stock by us or our shareholders;

•	issuances of our Class A common stock upon conversion of the 2020 Notes and issuances of our Class C capital stock upon conversion of our 2021 Notes;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

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

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of March 31, 2018, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 31.6% and 20.6%, respectively, of the voting power of our outstanding capital stock.

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
There were no unregistered sales of equity securities during the three months ended March 31, 2018.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Zillow, Inc. Proprietary Rights Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 8, 2018	ZILLOW GROUP, INC.

		By:	/s/ KATHLEEN PHILIPS
		Name:	Kathleen Philips
		Title:	Chief Financial Officer, Chief Legal Officer, and Secretary