Form 10-Q
period 2018-06-30
ZILLOW GROUP, INC.
filed 2018-08-06
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, 57,853,035 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 138,159,516 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2018

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$431,045	$352,095
Short-term investments	468,541	410,444
Accounts receivable, net of allowance for doubtful accounts of $4,241 and $5,341 at June 30, 2018 and December 31, 2017, respectively	64,083	54,396
Inventory	5,666	—
Prepaid expenses and other current assets	38,169	24,590
Total current assets	1,007,504	841,525
Contract cost assets	43,384	—
Property and equipment, net	118,242	112,271
Goodwill	1,931,076	1,931,076
Intangible assets, net	299,228	319,711
Other assets	26,739	25,934
Total assets	$3,426,173	$3,230,517
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,928	$3,587
Accrued expenses and other current liabilities	55,360	61,373
Accrued compensation and benefits	23,418	19,109
Deferred revenue	35,920	31,918
Deferred rent, current portion	2,622	2,400
Total current liabilities	123,248	118,387
Deferred rent, net of current portion	18,263	21,330
Long-term debt	394,420	385,416
Deferred tax liabilities and other long-term liabilities	36,561	44,561
Total liabilities	572,492	569,694
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 57,821,610 and 56,629,103 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 131,410,047 and 127,268,598 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	3,428,541	3,254,146
Accumulated other comprehensive loss	(1,275)	(1,100)
Accumulated deficit	(573,605)	(592,243)
Total shareholders’ equity	2,853,681	2,660,823
Total liabilities and shareholders’ equity	$3,426,173	$3,230,517
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
IMT	$325,246	$266,850	$625,125	$512,625
Homes	—	—	—	—
Total revenue	325,246	266,850	625,125	512,625
Cost of revenue (exclusive of amortization) (1):
IMT	25,527	20,260	49,446	40,492
Homes	—	—	—	—
Total cost of revenue	25,527	20,260	49,446	40,492
Sales and marketing	147,727	131,218	285,018	237,158
Technology and development	100,376	78,541	194,309	151,409
General and administrative	60,579	53,346	116,652	98,812
Acquisition-related costs	632	43	659	148
Total costs and expenses	334,841	283,408	646,084	528,019
Loss from operations	(9,595)	(16,558)	(20,959)	(15,394)
Other income	3,089	1,610	5,535	2,563
Interest expense	(7,187)	(6,897)	(14,260)	(13,620)
Loss before income taxes	(13,693)	(21,845)	(29,684)	(26,451)
Income tax benefit	10,600	—	8,000	—
Net loss	$(3,093)	$(21,845)	$(21,684)	$(26,451)
Net loss per share — basic and diluted	$(0.02)	$(0.12)	$(0.11)	$(0.14)
Weighted-average shares outstanding — basic and diluted	194,155	185,439	192,807	184,305
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$21,020	$23,159	$43,569	$46,420
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,093)	$(21,845)	$(21,684)	$(26,451)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	223	(177)	(109)	(202)
Currency translation adjustments	(44)	—	(66)	—
Total other comprehensive income (loss)	179	(177)	(175)	(202)
Comprehensive loss	$(2,914)	$(22,022)	$(21,859)	$(26,653)
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(21,684)	$(26,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,926	54,157
Share-based compensation expense	69,684	55,588
Amortization of contract cost assets	18,309	—
Amortization of discount and issuance costs on 2021 Notes	9,504	8,855
Deferred income taxes	(8,000)	—
Loss on disposal of property and equipment	2,106	2,024
Bad debt expense	(352)	3,960
Deferred rent	(2,845)	1,750
Amortization (accretion) of bond premium (discount)	(504)	376
Changes in operating assets and liabilities:
Accounts receivable	(9,335)	(11,149)
Inventory	(5,666)	—
Prepaid expenses and other assets	(14,697)	(5,845)
Contract cost assets	(21,371)	—
Accounts payable	1,855	(1,714)
Accrued expenses and other current liabilities	(5,189)	1,203
Accrued compensation and benefits	4,309	503
Deferred revenue	4,002	1,635
Net cash provided by operating activities	73,052	84,892
Investing activities
Proceeds from maturities of investments	172,573	133,432
Purchases of investments	(230,276)	(193,604)
Purchases of property and equipment	(31,212)	(31,608)
Purchases of intangible assets	(4,777)	(6,784)
Purchase of equity method investment	—	(10,000)
Proceeds from divestiture of a business	—	579
Cash paid for acquisition, net	—	(6,002)
Net cash used in investing activities	(93,692)	(113,987)
Financing activities
Proceeds from exercise of stock options	99,656	62,263
Value of equity awards withheld for tax liability	(66)	(295)
Net cash provided by financing activities	99,590	61,968
Net increase in cash and cash equivalents during period	78,950	32,873
Cash and cash equivalents at beginning of period	352,095	243,592
Cash and cash equivalents at end of period	$431,045	$276,465
Supplemental disclosures of cash flow information
Cash paid for interest	$4,733	$4,458
Noncash transactions:
Capitalized share-based compensation	$4,623	$5,289
Write-off of fully depreciated property and equipment	$13,293	$7,552
Write-off of fully amortized intangible assets	$10,797	$5,302
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes, and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Beginning in April of 2018, Zillow Offers provides homeowners in certain metropolitan areas with the opportunity to receive offers from Zillow to purchase their home. When Zillow buys a home, it makes necessary updates and lists the home for resale on the open market. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2018, our results of operations and comprehensive loss for the three and six month periods ended June 30, 2018 and 2017, and our cash flows for the six month periods ended June 30, 2018 and 2017. The results of the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any interim period or for any other future year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, and the recoverability of goodwill and indefinite-lived intangible assets, among others. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.
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
Short-term Investments
Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, commercial paper, municipal securities and certificates of deposit, and are classified as available-for-sale securities. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of June 30, 2018 or December 31, 2017.
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
Inventory
Inventory is comprised of homes acquired through our Zillow Offers program and is stated at the lower of cost or net realizable value. Homes are removed from inventory on a specific identification basis when they are resold. Stated cost includes consideration paid to acquire and update each home including associated allocated overhead costs. Work-in-progress inventory includes homes undergoing updates and finished goods inventory includes homes ready for resale. Unallocated overhead costs are expensed as incurred and included in cost of revenue. Selling costs, including commissions, escrow and title fees, staging, and holding costs, including utilities, taxes and maintenance, are expensed as incurred and included in sales and marketing expenses. For the three months ended June 30, 2018, there was an immaterial amount of holding costs included in sales and marketing expenses.

Each quarter we review the value of homes held in inventory for indicators that net realizable value is lower than cost. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized in cost of revenue.
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
In our Internet, Media & Technology (“IMT”) segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories within our IMT segment are Premier Agent, Rentals, Mortgages and Other.
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program.
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
Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect (formerly known as Long Form) services, and on a subscription basis, including a portion of our Connect service. For our Connect and Custom Quote cost per lead mortgage marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our Connect subscription mortgage marketing product, participating qualified mortgage professionals generally prepay a monthly subscription fee, which they then allocate to desired geographic counties. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals.
For our cost per lead mortgages products, we recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform, which is the amount for which we have the right to invoice. For our Connect subscription product, the opportunity to receive a consumer contact is based on the mortgage professional’s relative share of voice in a geographic county. When a consumer submits a contact, Zillow Group contacts a group of subscription mortgage professionals via text message, and the first mortgage professional to respond receives the consumer contact information. We recognize revenue based on the contractual spend recognized on a straight-line basis during the contractual period over which the service is provided. This methodology best depicts how we satisfy our performance obligation to subscription customers, as we continuously transfer control of the performance obligation to the customer throughout the contractual period.
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
Homes Revenue. Homes revenue is derived from the resale of homes on the open market through our Zillow Offers program. Homes revenue is recognized at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer.
Cost of Revenue
For our IMT segment, our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire and make necessary updates to each home including associated overhead costs.
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. It also states that an entity should recognize as an asset the incremental costs of obtaining a contract that the entity expects to recover and amortize the costs consistent with the transfer to the customer of the products or services to which the asset relates. The guidance requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance effective January 1, 2018 using the modified retrospective transition approach applied to all contracts at the date of initial application. We recorded an adjustment of $40.3 million to decrease accumulated deficit as of January 1, 2018 related to the accounting for the cost of sales commissions, primarily related to sales commissions for our Premier Agent and Premier Broker advertising products. Historically, we expensed these sales commission costs as incurred, but under the new guidance, the cost of certain sales commissions is recorded as a contract cost asset and recognized as an operating expense over the period that we expect to recover the costs.
The amount by which each financial statement line item is affected by the application of this guidance for the three months ended June 30, 2018 is as follows (in thousands, except per share data):

	New Guidance	Prior Guidance	Change
Condensed Consolidated Statement of Operations:
Sales and marketing	$147,727	$148,646	$(919)
Total costs and expenses	334,841	335,760	(919)
Loss from operations	(9,595)	(10,514)	919
Loss before income taxes	(13,693)	(14,612)	919
Income tax benefit	10,600	12,190	(1,590)
Net loss	(3,093)	(2,422)	(671)
Net loss per share — basic and diluted	(0.02)	(0.01)	(0.01)

The amount by which each financial statement line item is affected by the application of this guidance as of and for the six months ended June 30, 2018 is as follows (in thousands, except per share data):

	New Guidance	Prior Guidance	Change
Condensed Consolidated Statement of Operations:
Sales and marketing	$285,018	$288,080	$(3,062)
Total costs and expenses	646,084	649,146	(3,062)
Loss from operations	(20,959)	(24,021)	3,062
Loss before income taxes	(29,684)	(32,746)	3,062
Income tax benefit	8,000	8,900	(900)
Net loss	(21,684)	(23,846)	2,162
Net loss per share — basic and diluted	(0.11)	(0.12)	0.01
Condensed Consolidated Balance Sheet:
Contract cost assets	43,384	—	43,384
Total assets	3,426,173	3,382,789	43,384
Deferred tax liabilities and other long-term liabilities	36,561	35,661	900
Total liabilities	572,492	571,592	900
Accumulated deficit	(573,605)	(616,089)	42,484
Total shareholders’ equity	2,853,681	2,811,197	42,484
Total liabilities and shareholders’ equity	3,426,173	3,382,789	43,384
Recently Issued Accounting Standards Not Yet Adopted
In June 2018, the FASB issued guidance related to contributions received and made. This guidance assists entities with evaluating whether a transfer of assets is considered a contribution or an exchange transaction. This guidance is effective for interim and annual reporting periods beginning after June 15, 2018 for contributions received and after December 15, 2018 for contributions made, and early adoption is permitted. The guidance should be applied on a modified prospective basis, though retrospective application is permitted. We expect to adopt this guidance on January 1, 2019. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.
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

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2018
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$261,103	$261,103	$—
Commercial paper	8,481	—	8,481
Certificates of deposit	498	—	498
Short-term investments:
U.S. government agency securities	348,817	—	348,817
Corporate notes and bonds	55,431	—	55,431
Commercial paper	43,727	—	43,727
Municipal securities	11,306	—	11,306
Certificates of deposit	6,222	—	6,222
Foreign government securities	3,038	—	3,038
Total	$738,623	$261,103	$477,520

	December 31, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$233,508	$233,508	$—
Corporate notes and bonds	6,199	—	6,199
Commercial paper	3,987	—	3,987
U.S. government agency securities	1,748	—	1,748
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	298,758	—	298,758
Corporate notes and bonds	44,607	—	44,607
Commercial paper	39,325	—	39,325
Municipal securities	11,459	—	11,459
Certificates of deposit	10,297	—	10,297
Foreign government securities	5,998	—	5,998
Total	$656,135	$233,508	$422,627
See Note 12 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.
We did not have any Level 3 assets as of June 30, 2018 or December 31, 2017. There were no liabilities measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.
Note 4. Cash and Cash Equivalents and Short-term Investments
The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents and available-for-sale investments as of the dates presented (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$160,963	$—	$—	$160,963
Cash equivalents:
Money market funds	261,103	—	—	261,103
Commercial paper	8,481	—	—	8,481
Certificates of deposit	498	—	—	498
Short-term investments:
U.S. government agency securities	349,954	13	(1,150)	348,817
Corporate notes and bonds	55,504	1	(74)	55,431
Commercial paper	43,727	—	—	43,727
Municipal securities	11,351	—	(45)	11,306
Certificates of deposit	6,224	—	(2)	6,222
Foreign government securities	3,038	—	—	3,038
Total	$900,843	$14	$(1,271)	$899,586

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$106,404	$—	$—	$106,404
Cash equivalents:
Money market funds	233,508	—	—	233,508
Corporate notes and bonds	6,200	—	(1)	6,199
Commercial paper	3,987	—	—	3,987
U.S. government agency securities	1,748	—	—	1,748
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	299,814	—	(1,056)	298,758
Corporate notes and bonds	44,661	1	(55)	44,607
Commercial paper	39,325	—	—	39,325
Municipal securities	11,494	—	(35)	11,459
Certificates of deposit	10,296	2	(1)	10,297
Foreign government securities	6,000	—	(2)	5,998
Total	$763,686	$3	$(1,150)	$762,539
The following table presents available-for-sale investments by contractual maturity date as of June 30, 2018 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$384,920	$384,070
Due after one year through two years	84,878	84,471
Total	$469,798	$468,541

Note 5. Accounts Receivable, net
The opening balance of accounts receivable, net was $54.4 million as of January 1, 2018.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

Balance as of January 1, 2018	$5,341
Bad debt expense	(352)
Less: write-offs, net of recoveries and other adjustments	(748)
Balance as of June 30, 2018	$4,241

Note 6. Inventory
The components of inventory, net of applicable lower of cost or net realizable value write-downs, were as follows (in thousands):

	June 30, 2018	December 31, 2017
Work-in-progress	$2,636	$—
Finished goods	3,030	—
Inventory	$5,666	$—

Note 7. Contract Cost Assets
As of June 30, 2018, we had $43.4 million of contract cost assets. During the three and six month periods ended June 30, 2018, we recorded no impairment losses. During the three and six month periods ended June 30, 2018, we recorded $9.0 million and $18.3 million, respectively, of amortization expense related to contract cost assets.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2018	December 31, 2017
Website development costs	$143,014	$130,072
Leasehold improvements	57,776	47,321
Computer equipment	29,416	30,071
Construction-in-progress	21,211	28,150
Office equipment, furniture and fixtures	25,749	22,887
Property and equipment	277,166	258,501
Less: accumulated amortization and depreciation	(158,924)	(146,230)
Property and equipment, net	$118,242	$112,271

We recorded depreciation expense related to property and equipment (other than website development costs) of $4.9 million and $3.9 million, respectively, during the three months ended June 30, 2018 and 2017, and $9.1 million and $7.7 million, respectively, during the six months ended June 30, 2018 and 2017.

We capitalized $10.0 million and $12.0 million, respectively, in website development costs during the three months ended June 30, 2018 and 2017, and $18.6 million and $26.4 million, respectively, during the six months ended June 30, 2018 and 2017. Amortization expense for website development costs included in technology and development expenses was $8.4 million and $9.8 million, respectively, during the three months ended June 30, 2018 and 2017, and $18.0 million and $19.9 million, respectively, during the six months ended June 30, 2018 and 2017.
Note 9. Equity Investments
In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million.
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of June 30, 2018.
These investments are equity securities without readily determinable fair values which we account for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There have been no impairments or upward or downward adjustments as of June 30, 2018 that would impact the carrying amount of either investment. These investments are classified within other assets in the condensed consolidated balance sheet.

Note 10. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2018
	Cost	Accumulated Amortization	Net
Purchased content	$37,855	$(25,479)	$12,376
Software	21,188	(11,218)	9,970
Customer relationships	103,900	(53,712)	50,188
Developed technology	111,980	(64,756)	47,224
Trade names and trademarks	4,900	(4,473)	427
Intangibles-in-progress	2,043	—	2,043
Total	$281,866	$(159,638)	$122,228

	December 31, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$35,260	$(20,480)	$14,780
Software	18,957	(8,899)	10,058
Customer relationships	103,900	(46,365)	57,535
Developed technology	113,380	(56,664)	56,716
Trade names and trademarks	4,900	(3,943)	957
Advertising relationships	9,000	(8,525)	475
Intangibles-in-progress	2,190	—	2,190
Total	$287,587	$(144,876)	$142,711
Amortization expense recorded for intangible assets for the three months ended June 30, 2018 and 2017 was $12.6 million and $13.3 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2018 and 2017 was $25.6 million and $26.5 million, respectively. These amounts are included in technology and development expenses.
We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $177.0 million as of June 30, 2018 and December 31, 2017.
Intangibles-in-progress consists of software that is capitalizable but has not been placed in service.

Note 11. Deferred Revenue
The following tables present the changes in deferred revenue for the periods presented (in thousands):

Three Months Ended June 30, 2018
Balance as of April 1, 2018	$35,297
Deferral of revenue	250,735
Less: Revenue recognized	(250,112)
Balance as of June 30, 2018	$35,920

Six Months Ended June 30, 2018
Balance as of January 1, 2018	$31,918
Deferral of revenue	488,856
Less: Revenue recognized	(484,854)
Balance as of June 30, 2018	$35,920
During the three months ended June 30, 2018, we recognized as revenue a total of $32.6 million pertaining to amounts that were recorded in deferred revenue as of March 31, 2018. During the six months ended June 30, 2018, we recognized as revenue a total of $29.3 million pertaining to amounts that were recorded in deferred revenue as of December 31, 2017.
Note 12. Convertible Senior Notes
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
Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of June 30, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
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
Interest expense related to the 2021 Notes for the three months ended June 30, 2018 was $7.1 million, which is comprised of approximately $4.8 million related to the amortization of debt discount and debt issuance costs and $2.3 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the six months ended June 30, 2018 was $14.1 million, which is comprised of approximately $9.5 million related to the amortization of debt discount and debt issuance costs and $4.6 million for the contractual coupon interest. The effective interest rate on the liability component of the 2021 Notes for the three and six months ended June 30, 2018 is 7.44%. Accrued interest related to the 2021 Notes as of June 30, 2018 and December 31, 2017 was $0.8 million, and is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
June 30, 2018	$460,000	$(75,217)	$384,783
December 31, 2017	$460,000	$(84,721)	$375,279

As of June 30, 2018, the unamortized debt discount and debt issuance costs for the 2021 Notes will be amortized to interest expense over a remaining period of approximately 41 months.
The estimated fair value of the 2021 Notes was $581.2 million and $509.0 million, respectively, as of June 30, 2018 and December 31, 2017. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.
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
The carrying value of the 2020 Notes was $9.6 million and $10.1 million, respectively, as of June 30, 2018 and December 31, 2017. The estimated fair value of the 2020 Notes was $16.7 million and $17.6 million, respectively, as of June 30, 2018 and December 31, 2017. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.
Note 13. Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of June 30, 2018 and December 31, 2017, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,014.0 million as of December 31, 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million (tax effected) as of December 31, 2017.
We recorded an income tax benefit of $10.6 million for the three months ended June 30, 2018, which was calculated as the difference between the income tax benefit of $8.0 million recorded for the six months ended June 30, 2018 and the income tax expense of $2.6 million for the three months ended March 31, 2018. The $8.0 million tax benefit recorded for the six months ended June 30, 2018 is comprised of a $5.4 million income tax benefit, which was calculated using an estimate of our annual effective tax rate of 22.0% applied to our loss before income taxes of $29.7 million for the six months ended June 30, 2018, adjusted by a $1.1 million tax benefit limitation, and a $2.6 million discrete income tax benefit as a result of our estimated impact from the Tax Act. Our estimated annual effective tax rate for the six months ended June 30, 2018 is primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.
As of June 30, 2018, we have not completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act, and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects for which our analysis is not yet complete. The provisional adjustments relate to the grandfathering of our executive compensation under Section 162(m) of the Internal Revenue Code. We expect the Internal Revenue Service to provide further guidance in applying the written binding contracts requirement under the Tax Act. We believe the clarifications of this rule could impact our financial position and results of operations by an estimated $2.0 million to $5.0 million.

Note 14. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2018 or December 31, 2017.
Common and Capital Stock
Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.
Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the six months ended June 30, 2018 and the year ended December 31, 2017, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.
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
Zillow Group, Inc. Amended and Restated 2011 Incentive Plan
On July 19, 2011, the 2011 Plan became effective. In addition to the share reserve of 18,400,000 shares, the number of shares available for issuance under the 2011 Plan automatically increases on the first day of each of our fiscal years by a number of shares equal to the least of (a) 3.5% of our outstanding Class A common stock, Class B common stock, and Class C capital stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 10,500,000 shares, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2011 Plan. In addition, shares previously available for grant under Zillow, Inc.’s 2005 Equity Incentive Plan (the “2005 Plan”), but not issued or subject to outstanding awards under the 2005 Plan as of July 19, 2011, and shares subject to outstanding awards under the 2005 Plan that subsequently cease to be subject to such awards (other than by reason of exercise of the awards) are available for grant under the 2011 Plan. The 2011 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2011 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units or restricted units to employees, officers, directors, consultants, agents, advisers and independent contractors. The board of directors has also authorized certain senior executive officers to grant equity awards under the 2011 Plan, within limits prescribed by our board of directors. The 2011 Plan provides that in the event of a stock dividend, stock split or similar event, the maximum number and kind of securities available for issuance under the plan will be proportionally adjusted.
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
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2018:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	26,645,206	$27.70	5.72	$355,739
Granted	4,902,258	54.09
Exercised	(4,479,759)	22.25
Forfeited or cancelled	(444,412)	33.47
Outstanding at June 30, 2018	26,623,293	33.38	6.35	687,615
Vested and exercisable at June 30, 2018	13,324,092	28.13	4.76	414,037
The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	43%	47%	43%-45%	47%-49%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.70%	1.67%	2.52%-2.70%	1.67%-1.84%
Weighted-average expected life	4.50 years	4.25 years	4.50-5.00 years	4.25-4.75 years
Weighted-average fair value of options granted	$23.30	$17.56	$21.07	$14.30

As of June 30, 2018, there was a total of $197.7 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2018:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2018	4,016,405	$33.22
Granted	2,369,968	53.57
Vested	(834,788)	34.01
Forfeited or cancelled	(371,500)	37.69
Unvested outstanding at June 30, 2018	5,180,085	42.10
The fair value of outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of June 30, 2018, there was $204.4 million of total unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$1,256	$1,025	$2,211	$1,928
Sales and marketing	6,340	6,250	11,502	11,780
Technology and development	14,347	10,400	25,889	18,891
General and administrative	17,000	11,518	30,082	22,989
Total	$38,943	$29,193	$69,684	$55,588
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
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average Class A common stock and Class C capital stock option awards outstanding	27,428	29,921	24,393	29,214
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	5,246	4,654	4,799	4,320
Class A common stock issuable upon conversion of the 2020 Notes	402	427	402	427
Class C capital stock issuable related to conversion spread on the 2021 Notes	997	—	997	—
Total Class A common stock and Class C capital stock equivalents	34,073	35,002	30,591	33,961
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

Note 17. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2018 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended June 30, 2018 and 2017 was $5.6 million and $5.2 million, respectively. Operating lease expense for the six months ended June 30, 2018 and 2017 was $11.4 million and $10.1 million, respectively.
Purchase Commitments
We have entered into various non-cancelable purchase commitments for content related to our mobile applications and websites. See Note 2 under “Intangible Assets” for additional information regarding our purchase commitments.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million as of June 30, 2018 and December 31, 2017.
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
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On October 26, 2017, the Company filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court. We have recorded an estimated liability for approximately $4.1 million as of June 30, 2018 and December 31, 2017. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.
In April 2017, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) requesting information related to our March 2017 response to the CFPB’s February 2017 Notice and Opportunity to Respond and Advise (“NORA”) letter. The NORA letter notified us that the CFPB’s Office of Enforcement was considering whether to recommend that the CFPB take legal action against us, alleging that we violated Section 8 of the Real Estate Settlement

Procedures Act (“RESPA”) and Section 1036 of the Consumer Financial Protection Act (“CFPA”). This notice stemmed from an inquiry that commenced in 2015 when we received and responded to an initial Civil Investigative Demand from the CFPB. On June 22, 2018, we received a letter from the CFPB stating that it had completed its investigation, that it did not intend to take enforcement action, and that we were relieved from the document-retention obligations required by the CFPB’s investigation. As of June 30, 2018, we did not record an accrual in connection with this matter given the investigation has been completed. As of December 31, 2017, we recorded an accrual for an immaterial amount in connection with this matter.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In May 2018, the plaintiffs filed their opposition to our motion to dismiss the consolidated amended complaint. In June 2018, we filed our reply in support of our motion to dismiss the consolidated amended complaint. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We have not recorded an accrual related to this lawsuit as of June 30, 2018 and December 31, 2017, as we do not believe a loss is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, the defendants breached their fiduciary duties in connection with oversight of public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. All four of the shareholder derivative lawsuits have been stayed until after the court has ruled on our pending motion to dismiss the consolidated securities class action lawsuit discussed above. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of June 30, 2018 and December 31, 2017, as we do not believe a loss is probable.
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
Note 18. Self-Insurance
We are self-insured for medical benefits, and beginning on January 1, 2018 for dental benefits, for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $150,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured claims is included within accrued compensation and benefits in our condensed consolidated balance sheets and was $2.8 million and $2.0 million, respectively, as of June 30, 2018 and December 31, 2017.
Note 19. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (“the Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended June 30, 2018 and 2017 was $4.0 million and $3.0 million, respectively. The total expense related to the Zillow Group 401(k) Plan for the six months ended June 30, 2018 and 2017 was $7.8 million and $5.9 million, respectively.
Note 20. Segment Information and Revenue
Beginning in the second quarter of 2018, we have two operating and reportable segments, which have been identified based on the way in which our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information of the IMT and Homes segments.
The IMT segment includes the financial results for the Premier Agent, Rentals, Mortgages and new construction marketplaces, dotloop, and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Homes segment includes the financial results from Zillow Group’s buying and selling of homes directly.
Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit the other segment. These costs are generally headcount-related and are allocated to each segment based on the estimated effort attributable to each segment.
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of loss before income taxes by segment. This information is included in the following table for the periods presented (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue:
Premier Agent	$230,885	$—	$230,885	$444,617	$—	$444,617
Rentals	33,288	—	33,288	62,351	—	62,351
Mortgages	19,305	—	19,305	38,328	—	38,328
Other	41,768	—	41,768	79,829	—	79,829
Homes	—	—	—	—	—	—
Total revenue	325,246	—	325,246	625,125	—	625,125
Costs and expenses:
Cost of revenue	25,527	—	25,527	49,446	—	49,446
Sales and marketing	145,177	2,550	147,727	281,770	3,248	285,018
Technology and development	95,967	4,409	100,376	187,412	6,897	194,309
General and administrative	55,384	5,195	60,579	107,601	9,051	116,652
Acquisition-related costs	632	—	632	659	—	659
Total costs and expenses	322,687	12,154	334,841	626,888	19,196	646,084
Income (loss) from operations	2,559	(12,154)	(9,595)	(1,763)	(19,196)	(20,959)
Other income	3,089	—	3,089	5,535	—	5,535
Interest expense	(7,187)	—	(7,187)	(14,260)	—	(14,260)
Loss before income taxes	$(1,539)	$(12,154)	$(13,693)	$(10,488)	$(19,196)	$(29,684)
We have not presented the comparable 2017 periods in the table above because we had one operating and reportable segment prior to 2018.

Note 21. Subsequent Events
Underwritten Public Offering of 1.50% Convertible Senior Notes due in 2023
On July 3, 2018, Zillow Group issued $373.8 million aggregate principle amount of Convertible Senior Notes due 2023 (the “2023 Notes”), which includes $48.8 million principal amount of 2023 Notes sold pursuant to the underwriters’ option to purchase additional 2023 Notes. The 2023 Notes bear interest at a fixed rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. The 2023 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election. The 2023 Notes will mature on July 1, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.
The net proceeds from the issuance of the 2023 Notes were approximately $364.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. We used approximately $29.4 million of the net proceeds from the issuance of the 2023 Notes to pay the cost of the Capped Call Confirmations described below.
Prior to the close of business on the business day immediately preceding April 1, 2023, the 2023 Notes are convertible at the option of the holders only under certain conditions. On or after April 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2023 Notes by paying or delivering, as the case may be, cash, shares of the Company’s Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 12.7592 shares of Class C capital stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $78.37 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2023 Notes, at its option, on or after July 6, 2021, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2023 Notes).

If the Company undergoes a fundamental change (as defined in the indenture governing the 2023 Notes), holders may require the Company to repurchase for cash all or part of their 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the indenture governing the 2023 Notes). In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any Notes converted in connection with such fundamental changes by a specified number of shares of its Class C capital stock. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the 2023 Notes, as described in the indenture governing the 2023 Notes. There are no financial covenants associated with the 2023 Notes.
We may not redeem the notes prior to July 6, 2021. We may redeem for cash all or any portion of the 2023 Notes, at our option, on or after July 6, 2021 if the last reported sale price of our Class C capital stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
The Capped Call Confirmations are expected generally to reduce the potential dilution of our Class C capital stock upon any conversion of 2023 Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2023 Notes in the event that the market price of the Class C capital stock is greater than the strike price of the Capped Call Confirmations (which initially corresponds to the initial conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the Capped Call Confirmations), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Confirmations. The Capped Call Confirmations have an initial cap price of $78.37 per share, which represents a premium of approximately 37.5% over the public offering price of the Company’s Class C capital stock in the concurrent share offering of $57.00 (described below), and is subject to certain adjustments under the terms of the Capped Call Confirmations. The Capped Call Confirmations will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Notes, the number of shares of Class C capital stock that will underlie the 2023 Notes.
Underwritten Public Offering of Class C Capital Stock
On July 3, 2018, Zillow Group issued and sold 6,557,017 shares (of which 855,263 shares were related to the exercise of the underwriters’ option to purchase additional shares) of our Class C capital stock at a public offering price of $57.00 per share. The net proceeds for all shares sold by us in the public offering were approximately $360.3 million after deducting underwriting discounts and commissions and estimated offering expenses.
Entry into Revolving Credit Agreement
On August 3, 2018, Zillow Group announced that certain of its wholly owned subsidiaries entered into a revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, as the directing lender, and certain other parties thereto, dated as of July 31, 2018 (the “Credit Agreement”). The Credit Agreement provides for a maximum borrowing capacity of $250.0 million (the “Maximum Amount”) with an initial borrowing capacity of $20.0 million, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Company subsidiaries that purchase and sell select residential properties through Zillow Offers. The Credit Agreement has an initial term of one year which may be extended for up to three years, subject to agreement by the directing lender. The Credit Agreement includes customary representations and warranties, covenants (including financial covenants applicable to the Company), and provisions regarding events of default.
In connection with the Credit Agreement entered into by certain of Zillow Group’s wholly owned subsidiaries in July 2018, Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the Credit Agreement. Each special purpose entity is a separate legal entity, and neither the assets nor credit of any such entity are available to satisfy the debts and other obligations of any affiliate or other entity.
Acquisition of Mortgage Lenders of America
On August 6, 2018, Zillow Group announced that its wholly owned subsidiary, ZGM Holdco, Inc., has entered into a definitive agreement to acquire Mortgage Lenders of America, L.L.C. (“MLOA”), a national mortgage lender headquartered in Overland Park, Kansas. The purchase agreement contains customary representations, warranties and covenants of the parties as well as conditions to closing, including, among other things, the receipt of certain third-party consents and governmental approvals and the absence of a material adverse effect on MLOA. Zillow Group currently expects the transaction to close in the fourth quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.
Overview of our Business
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes, and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Beginning in April of 2018, Zillow Offers provides homeowners in certain metropolitan areas with the opportunity to receive offers from Zillow to purchase their home. When Zillow buys a home, it makes necessary updates and lists the home for resale on the open market. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.
Our living database of approximately 110 million U.S. homes, including homes for sale, homes for rent and homes not currently on the market, attracts an active and vibrant community of users. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 80 million homes, creating exclusive home profiles not available anywhere else. These profiles include detailed information about homes, including property facts, listing information and purchase and sale data. We provide this information to our users where, when and how they want it, through our industry-leading mobile applications and websites. Using complex, proprietary automated valuation models, we provide current home value estimates, or Zestimates, and current rental price estimates, or Rent Zestimates, on approximately 100 million U.S. homes.
As of the second quarter of 2018, Zillow Group has two reportable segments: the Internet, Media & Technology (“IMT”) segment, our historical operating and reportable segment, and the new Homes segment. In connection with our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories within our IMT segment are Premier Agent, Rentals, Mortgages and Other.
Premier Agent revenue is generated by the sale of advertising under our Premier Agent and Premier Broker programs, which offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals, while growing and managing their businesses and brands. We offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead, cost per click or cost per lease generated basis. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Connect (formerly known as Long Form) and Custom Quote services, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Other revenue primarily includes revenue generated by new construction and display, as well as revenue from the sale of various other advertising and business software solutions and services and technology solutions for real estate professionals, including dotloop. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community basis. Display revenue primarily consists of graphical mobile and web advertising sold to advertisers promoting their brands on our mobile applications and websites.
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program. In April 2018, we announced Zillow Group’s direct purchase of homes through the Zillow Offers program. We began buying homes in May of 2018.

During the three months ended June 30, 2018, we generated revenue of $325.2 million, as compared to $266.9 million in the three months ended June 30, 2017, an increase of 22%. This increase was primarily the result of a $41.2 million, or 22%, increase in Premier Agent revenue, a $9.6 million, or 40%, increase in Rentals revenue and a $9.3 million, or 29%, increase in Other revenue. This increase was partially offset by a decrease in Mortgages revenue of $1.6 million, or 8%, as compared with the three months ended June 30, 2017. There were approximately 186.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2018, representing year-over-year growth of 4%. Visits increased 14% to 1,920.6 million for the three months ended June 30, 2018 from 1,678.7 million for the three months ended June 30, 2017. Net loss for the three months ended June 30, 2018 was $3.1 million, as compared to net loss for the three months ended June 30, 2017 of $21.8 million.
As of June 30, 2018, we had 3,541 full-time employees compared to 3,181 full-time employees as of December 31, 2017.
Key Metrics
Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Unique Users
Measuring unique users is important to us because much of our Premier Agent, Rentals, Mortgages, and other advertising revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, our display revenue depends in part on the number of impressions delivered to our users, and our Homes revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group on the open market. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, leads, and other events we can monetize to generate revenue. In addition, our community of users improves the quality of our living database of homes with their contributions, which in turn attracts more users.
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

	Three Months Ended June 30,		2017 to 2018 % Change
	2018	2017
	(in millions)
Average Monthly Unique Users	186.1	178.1	4%
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our agent and other real estate professional advertisers or more likely to participate in our Zillow Offers program.
We define a visit as a group of interactions by users with the Zillow, Trulia, StreetEasy and RealEstate.com (as of June 2017) mobile applications and websites, as we monetize our Premier Agent and Premier Broker products on these mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.
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

	Three Months Ended June 30,		2017 to 2018 % Change
	2018	2017
	(in millions)
Visits	1,920.6	1,678.7	14%

Basis of Presentation
Revenue
We recognize revenue when (or as) we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
In our Internet, Media & Technology (“IMT”) segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories within our IMT segment are Premier Agent, Rentals, Mortgages and Other.
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program.
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
In April 2018, we began testing a new form of lead validation and distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers will represent both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. When consumers who are interested in connecting with a real estate professional do not select a specific Premier Agent or Premier Broker advertisement on one of Zillow Group’s mobile applications or websites, the validated consumer leads will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated consumer connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect in the future to apply this new form of lead distribution more broadly with nationwide adoption by the end of 2018. We are unable to predict whether this change will have a material impact on revenue or other results of operations.
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

Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect services, and on a subscription basis, including a portion of our Connect service. For our Connect and Custom Quote cost per lead mortgage marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our Connect subscription mortgage marketing product, participating qualified mortgage professionals generally prepay a monthly subscription fee, which they then allocate to desired geographic counties. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals.
For our cost per lead mortgages products, we recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform, which is the amount for which we have the right to invoice. For our subscription product, the opportunity to receive a consumer contact is based on the mortgage professional’s relative share of voice in a geographic county. When a consumer submits a contact, Zillow Group contacts a group of subscription mortgage professionals via text message, and the first mortgage professional to respond receives the consumer contact information. We recognize revenue based on the contractual spend recognized on a straight-line basis during the contractual period over which the service is provided. This methodology best depicts how we satisfy our performance obligation to subscription customers, as we continuously transfer control of the performance obligation to the customer throughout the contractual period.
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
Homes Revenue. Homes revenue is derived from the resale of homes on the open market through our Zillow Offers program. Homes revenue is recognized at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer.
Costs and Expenses
Cost of Revenue. For our IMT segment, our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, bonuses, and share-based compensation expense, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire and make necessary updates to each home including associated overhead costs.
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, as well as selling costs, such as commissions, escrow and title fees, staging, and holding costs, such as utilities, taxes and maintenance, related to our Zillow Offers program. Sales and marketing expenses also include headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees, and depreciation expense.

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
Interest Expense
Interest expense consists of interest on the 2020 Notes we guaranteed in connection with our February 2015 acquisition of Trulia and interest on the 2021 Notes we issued in December 2016. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Interest is payable on the 2021 Notes at the rate of 2.00% semi-annually on June 1 and December 1 of each year. Beginning in July 2018, interest expense will include interest on the Convertible Senior Notes due 2023 (the “2023 Notes”) we issued in July 2018. Interest will be payable on the 2023 Notes at the rate of 1.50% semi-annually in arrears on January 1 and July 1 of each year.
Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of June 30, 2018 and December 31, 2017, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,014.0 million as of December 31, 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million (tax effected) as of December 31, 2017.
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
We recorded an income tax benefit of $10.6 million for the three months ended June 30, 2018, which was calculated as the difference between the income tax benefit of $8.0 million recorded for the six months ended June 30, 2018 and the income tax expense of $2.6 million recorded for the three months ended March 31, 2018. The $8.0 million tax benefit recorded for the six months ended June 30, 2018 is comprised of a $5.4 million income tax benefit, which was calculated using an estimate of our annual effective tax rate of 22.0% applied to our loss before income taxes of $29.7 million for the six months ended June 30, 2018 adjusted by a $1.1 million tax benefit limitation, and a $2.6 million discrete income tax benefit as a result of our estimated impact from the Tax Act. Our estimated annual effective tax rate for the six months ended June 30, 2018 is primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.

As of June 30, 2018, we have not completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act, and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects for which our analysis is not yet complete. The provisional adjustments relate to the grandfathering of our executive compensation under Section 162(m) of the Internal Revenue Code. We expect the Internal Revenue Service to provide further guidance in applying the written binding contracts requirement under the Tax Act. We believe the clarifications of this rule could impact our financial position and results of operations by an estimated $2.0 million to $5.0 million.
Results of Operations
The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue:
IMT	$325,246	$266,850	$625,125	$512,625
Homes	—	—	—	—
Total revenue	325,246	266,850	625,125	512,625
Cost of revenue (exclusive of amortization) (1)(2):
IMT	25,527	20,260	49,446	40,492
Homes	—	—	—	—
Total cost of revenue	25,527	20,260	49,446	40,492
Sales and marketing (1)	147,727	131,218	285,018	237,158
Technology and development (1)	100,376	78,541	194,309	151,409
General and administrative (1)	60,579	53,346	116,652	98,812
Acquisition-related costs	632	43	659	148
Total costs and expenses	334,841	283,408	646,084	528,019
Loss from operations	(9,595)	(16,558)	(20,959)	(15,394)
Other income	3,089	1,610	5,535	2,563
Interest expense	(7,187)	(6,897)	(14,260)	(13,620)
Loss before income taxes	(13,693)	(21,845)	(29,684)	(26,451)
Income tax benefit	10,600	—	8,000	—
Net loss	$(3,093)	$(21,845)	$(21,684)	$(26,451)
Net loss per share — basic and diluted	$(0.02)	$(0.12)	$(0.11)	$(0.14)
Weighted-average shares outstanding — basic and diluted	194,155	185,439	192,807	184,305
Other Financial Data:
Adjusted EBITDA (3)	$56,000	$39,700	$102,310	$94,499

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$1,256	$1,025	$2,211	$1,928
Sales and marketing	6,340	6,250	11,502	11,780
Technology and development	14,347	10,400	25,889	18,891
General and administrative	17,000	11,518	30,082	22,989
Total	$38,943	$29,193	$69,684	$55,588
(2) Amortization of website development costs and intangible assets included in technology and development	$21,020	$23,159	$43,569	$46,420
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Percentage of Revenue:
Revenue:
IMT	100%	100%	100%	100%
Homes	0	0	0	0
Total revenue	100	100	100	100
Cost of revenue (exclusive of amortization):
IMT	8	8	8	8
Homes	0	0	0	0
Total cost of revenue	8	8	8	8
Sales and marketing	45	49	46	46
Technology and development	31	29	31	30
General and administrative	19	20	19	19
Acquisition-related costs	—	—	—	—
Total costs and expenses	103	106	103	103
Loss from operations	(3)	(6)	(3)	(3)
Other income	1	1	1	—
Interest benefit	(2)	(3)	(2)	(3)
Loss before income taxes	(4)	(8)	(5)	(5)
Income tax benefit	3	0	1	0
Net loss	(1)%	(8)%	(3)%	(5)%
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(3,093)	$(21,845)	$(21,684)	$(26,451)
Other income	(3,089)	(1,610)	(5,535)	(2,563)
Depreciation and amortization expense	26,020	27,022	52,926	54,157
Share-based compensation expense	38,943	29,193	69,684	55,588
Acquisition-related costs	632	43	659	148
Interest expense	7,187	6,897	14,260	13,620
Income tax benefit	(10,600)	—	(8,000)	—
Adjusted EBITDA	$56,000	$39,700	$102,310	$94,499
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue
The following table presents Zillow Group’s revenue by category for the periods presented (in thousands, unaudited):

	Three Months Ended June 30,		2017 to 2018 % Change
	2018	2017
Premier Agent	$230,885	$189,725	22%
Rentals	33,288	23,710	40%
Mortgages	19,305	20,936	(8)%
Other	41,768	32,479	29%
Homes	—	—	N/A
Total revenue	$325,246	$266,850	22%
The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented (unaudited):

	Three Months Ended June 30,
	2018	2017
Percentage of Total Revenue:
Premier Agent	71%	71%
Rentals	10	9
Mortgages	6	8
Other	13	12
Homes	—	—
Total revenue	100%	100%

Total revenue increased by $58.4 million, or 22%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. There were approximately 186.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2018 compared to 178.1 million average monthly unique users for the three months ended June 30, 2017, representing year-over-year growth of 4%. Visits increased 14% to 1,920.6 million for the three months ended June 30, 2018 from 1,678.7 million for the three months ended June 30, 2017. The increases in unique users and visits increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Premier Agent revenue grew to $230.9 million for the three months ended June 30, 2018 from $189.7 million for the three months ended June 30, 2017, an increase of $41.2 million, or 22%. Premier Agent revenue represented 71% of total revenue for the three months ended June 30, 2018 and 2017. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 14% to 1,920.6 million for the three months ended June 30, 2018 from 1,678.7 million for the three months ended June 30, 2017. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 6% to $0.120 for the three months ended June 30, 2018 from $0.113 for the three months ended June 30, 2017. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe Premier Agent revenue was also positively impacted by market forces continuing to take effect within the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform.
In April 2018, we began testing a new method of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers related to our auction-based pricing model. With this new method of consumer lead distribution, the share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code, purchased by Premier Agents and Premier Brokers will represent both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. A validated consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites. Applying the new model, these validated consumer leads will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated consumer connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect to apply this new form of lead validation and distribution more broadly with nationwide adoption by the end of 2018. We are unable to predict whether this change will have a material impact on revenue or other results of operations.

Rentals revenue was $33.3 million for the three months ended June 30, 2018 compared to $23.7 million for the three months ended June 30, 2017, an increase of $9.6 million, or 40%. The increase in rentals revenue was partially attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 93% to 38,141 average monthly rental listings for the three months ended June 30, 2018 from 19,720 average monthly rental listings for the three months ended June 30, 2017. Average monthly rental listings include the average monthly monetized, deduplicated rental listings for the period, which are displayed across all of our mobile applications and websites. An increase in rental listings on our mobile applications and websites increases the likelihood that a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, or lease that we monetize. The increase in average monthly rental listings was primarily a result of our monetization of rental listings on our StreetEasy brand mobile application and website beginning in the third quarter of 2017. The quarterly revenue per average monthly rental listing decreased 26% to approximately $873 for the three months ended June 30, 2018 from approximately $1,202 for the three months ended June 30, 2017, due primarily to the monetization of rental listings on StreetEasy beginning in the third quarter of 2017, which typically generate less revenue per listing than larger rental properties. We calculate quarterly revenue per average monthly rental listing by dividing total rentals revenue for the period by the average monthly deduplicated rental listings for the period and then dividing by the number of quarters in the period. The increase in rentals revenue was also driven in part by the 14% increase in visits to 1,920.6 million for the three months ended June 30, 2018, which similarly increases the likelihood a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, or lease that we monetize.
Mortgages revenue was $19.3 million for the three months ended June 30, 2018 compared to $20.9 million for the three months ended June 30, 2017, a decrease of $1.6 million, or 8%. The decrease in mortgages revenue was primarily a result of decreased revenue generated by our Connect and Custom Quote services. In the first half of 2018, we began testing and implementation of a new consumer lead distribution model in select markets. Following full implementation of the new lead distribution model later in 2018, we expect to deliver fewer, more transaction-ready consumer connections to our advertising lenders, which we believe will result in a more efficient experience for all participants. We believe the decrease in revenue generated by Connect was primarily a result of the fewer, higher quality consumer leads delivered in connection with our testing and initial implementation of the new consumer lead distribution model in select markets, and other product iterations across our sites which also led to a decrease in leads.
In addition, we believe rising mortgage interest rates in the United States have contributed to a decrease in monetization events, primarily for our Custom Quote service, where we experienced lower refinance volumes than expected. We are uncertain how interest rates will impact mortgages revenue in future periods. The number of mortgage loan information requests submitted by consumers increased 22% to 6.4 million for the three months ended June 30, 2018 from 5.3 million mortgage loan information requests submitted by consumers for the three months ended June 30, 2017. This resulted in a 24% decrease in our average revenue per loan information request for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The growth in loan information requests submitted by consumers increases the likelihood of a monetization event, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan information requests do not always result in revenue recognition.
Other revenue was $41.8 million for the three months ended June 30, 2018 compared to $32.5 million for the three months ended June 30, 2017, an increase of $9.3 million, or 29%. The increase in other revenue was primarily a result of a 61% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Consistent with our expectations, we did not record any Homes revenue for the three months ended June 30, 2018. We expect to record Homes revenue in future quarters as we close on the resale of homes we purchase through our Zillow Offers program. We continue to expect the Homes segment to have a material impact on our consolidated balance sheets, statements of operations and cash flows during the remainder of 2018, including with respect to cost of revenue, sales and marketing expense, and other costs and expenses. Due to the differences between the operational requirements and accounting treatment, among other factors, of the Homes segment as compared with the IMT segment, historical financial results may not be indicative of future financial performance on a consolidated basis.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue
The following table presents Zillow Group’s revenue by category for the periods presented (in thousands, unaudited):

	Six Months Ended June 30,		2017 to 2018 % Change
	2018	2017
Premier Agent	$444,617	$365,026	22%
Rentals	62,351	45,255	38%
Mortgages	38,328	41,206	(7)%
Other	79,829	61,138	31%
Homes	—	—	N/A
Total revenue	$625,125	$512,625	22%

The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented (unaudited):

	Six Months Ended June 30,
	2018	2017
Percentage of Total Revenue:
Premier Agent	71%	71%
Rentals	10	9
Mortgages	6	8
Other	13	12
Homes	—	—
Total revenue	100%	100%
Total revenue increased by $112.5 million, or 22%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. There were approximately 186.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2018 compared to 178.1 million average monthly unique users for the three months ended June 30, 2017, representing year-over-year growth of 4%. This increase in unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Premier Agent revenue grew to $444.6 million for the six months ended June 30, 2018 from $365.0 million for the six months ended June 30, 2017, an increase of $79.6 million, or 22%. Premier Agent revenue represented 71% of total revenue for the six months ended June 30, 2018 and 2017. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 15% to 3,685.4 million for the six months ended June 30, 2018 from 3,211.7 million for the six months ended June 30, 2017. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 6% to $0.121 for the six months ended June 30, 2018 from $0.114 for the six months ended June 30, 2017. We believe Premier Agent revenue was also positively impacted by market forces continuing to take effect within the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform.

Rentals revenue was $62.4 million for the six months ended June 30, 2018 compared to $45.3 million for the six months ended June 30, 2017, an increase of $17.1 million, or 38%. The increase in rentals revenue was partially attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 90% to 36,706 average monthly rental listings for the six months ended June 30, 2018 from 19,323 average monthly rental listings for the six months ended June 30, 2017. The increase in average monthly rental listings was primarily a result of our monetization of rental listings on our StreetEasy brand mobile application and website beginning in the third quarter of 2017. The quarterly revenue per average monthly rental listing decreased 27% to approximately $849 for the six months ended June 30, 2018 from approximately $1,171 for the six months ended June 30, 2017, due primarily to the monetization of rental listings on StreetEasy beginning in the third quarter of 2017, which typically generate less revenue per listing than larger rental properties. The increase in rentals revenue was also driven in part by the 15% increase in visits to 3,685.4 million for the six months ended June 30, 2018, which similarly increases the likelihood a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, or lease that we monetize.
Mortgages revenue was $38.3 million for the six months ended June 30, 2018 compared to $41.2 million for the six months ended June 30, 2017, a decrease of $2.9 million, or 7%. The decrease in mortgages revenue was primarily a result of decreased revenue generated by our Connect and Custom Quote services. In the first half of 2018, we began testing and implementation of a new consumer lead distribution model in select markets. Following full implementation of the new lead distribution model later in 2018, we expect to deliver fewer, more transaction-ready consumer connections to our advertising lenders, which we believe will result in a more efficient experience for all participants. We believe the decrease in revenue generated by Connect was primarily a result of the fewer, higher quality consumer leads delivered in connection with our testing and initial implementation of Connect in select markets, and other product iterations across our sites which also led to a decrease in leads.
In addition, we believe rising mortgage interest rates in the United States have contributed to a decrease in monetization events, primarily for our Custom Quote service, where we experienced lower refinance volumes than expected. We are uncertain how interest rates will impact mortgages revenue in future periods. The number of mortgage loan information requests submitted by consumers increased 15% to 13.6 million for the six months ended June 30, 2018 from 11.8 million mortgage loan information requests submitted by consumers for the six months ended June 30, 2017. This resulted in a 19% decrease in our average revenue per loan information request for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The growth in loan information requests submitted by consumers increases the likelihood of a monetization event, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan information requests do not always result in revenue recognition.
Other revenue was $79.8 million for the six months ended June 30, 2018 compared to $61.1 million for the six months ended June 30, 2017, an increase of $18.7 million, or 31%. The increase in other revenue was primarily a result of a 64% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Consistent with our expectations, we did not record any Homes revenue for the six months ended June 30, 2018. We expect to record Homes revenue in future quarters as we close on the resale of homes we purchase through our Zillow Offers program.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Segment Results of Operations

The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue	$325,246	$—	$325,246	$266,850	$—	$266,850
Costs and expenses:
Cost of revenue	25,527	—	25,527	20,260	—	20,260
Sales and marketing	145,177	2,550	147,727	131,218	—	131,218
Technology and development	95,967	4,409	100,376	78,541	—	78,541
General and administrative	55,384	5,195	60,579	53,346	—	53,346
Acquisition-related costs	632	—	632	43	—	43
Total costs and expenses	322,687	12,154	334,841	283,408	—	283,408
Income (loss) from operations	2,559	(12,154)	(9,595)	(16,558)	—	(16,558)
Other income	3,089	—	3,089	1,610	—	1,610
Interest expense	(7,187)	—	(7,187)	(6,897)	—	(6,897)
Loss before income taxes	$(1,539)	$(12,154)	$(13,693)	$(21,845)	$—	$(21,845)
IMT Segment
Cost of Revenue
Cost of revenue was $25.5 million for the three months ended June 30, 2018 compared to $20.3 million for the three months ended June 30, 2017, an increase of $5.3 million, or 26%. The increase in cost of revenue was primarily attributable to a $2.8 million increase in data center and connectivity costs, a $1.8 million increase in credit card and ad serving fees and a $1.0 million increase in headcount-related expenses, including share-based compensation expense. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.
Sales and Marketing
Sales and marketing expenses were $145.2 million for the three months ended June 30, 2018 compared to $131.2 million for the three months ended June 30, 2017, an increase of $14.0 million, or 11%. The increase in sales and marketing expenses was primarily attributable to an $8.9 million increase in headcount-related expenses, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $2.3 million increase in tradeshows and conferences expense and related travel costs, a $1.1 million increase in marketing and advertising expenses, a $0.7 million increase in consulting costs to support our advertising initiatives, and a $1.0 million increase in miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.
Technology and Development
Technology and development expenses, which include research and development costs, were $96.0 million for the three months ended June 30, 2018 compared to $78.5 million for the three months ended June 30, 2017, an increase of $17.4 million, or 22%. Approximately $16.5 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $1.8 million increase in other non-capitalizable data content expense and a $1.3 million increase in professional services fees, partially offset by a $2.2 million decrease in miscellaneous expenses.
Other data content expense was $11.1 million and $9.3 million, respectively, for the three months ended June 30, 2018 and 2017. Amortization expense included in technology and development for capitalized website development costs and software was $9.7 million and $10.8 million, respectively, for the three months ended June 30, 2018 and 2017. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $8.7 million and $9.9 million, respectively, for the three months ended June 30, 2018 and 2017. Amortization expense included in technology and development for purchased data content intangible assets was $2.5 million for the three months ended June 30, 2018 and 2017. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality and develop new technologies.
General and Administrative
General and administrative expenses were $55.4 million for the three months ended June 30, 2018 compared to $53.3 million for the three months ended June 30, 2017, an increase of $2.0 million, or 4%. The increase in general and administrative expenses was primarily due to a $7.6 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $2.3 million increase in software and hardware costs, a $0.8 million increase in building lease-related expenses including rent, utilities and insurance and a $1.8 million increase in miscellaneous expenses, partially offset by a $7.2 million decrease in estimated legal liabilities and a $3.3 million decrease in bad debt expense. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.
Homes Segment
Cost of Revenue
We did not record any cost of revenue for the three months ended June 30, 2018. Consistent with our expectations, no homes were sold by the Company through Zillow Offers during the period. We expect to record cost of revenue beginning in the third quarter of 2018 as we close on the resale of homes we purchase through our Zillow Offers program.
Sales and Marketing
Sales and marketing expenses were $2.6 million for the three months ended June 30, 2018. Sales and marketing expenses were primarily attributable to $1.9 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Homes segment.
Technology and Development
Technology and development expenses, which include research and development costs, were $4.4 million for the three months ended June 30, 2018. Technology and development expenses were primarily due to $4.1 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the purchasing and sales processes relat ed to our Homes segment.
General and Administrative
General and administrative expenses were $5.2 million for the three months ended June 30, 2018. The general and administrative expenses were primarily due to $4.1 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, we incurred $0.6 million in building lease-related expenses including rent, utilities and insurance. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our Homes business.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Segment Results of Operations

The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue	$625,125	$—	$625,125	$512,625	$—	$512,625
Costs and expenses:
Cost of revenue	49,446	—	49,446	40,492	—	40,492
Sales and marketing	281,770	3,248	285,018	237,158	—	237,158
Technology and development	187,412	6,897	194,309	151,409	—	151,409
General and administrative	107,601	9,051	116,652	98,812	—	98,812
Acquisition-related costs	659	—	659	148	—	148
Total costs and expenses	626,888	19,196	646,084	528,019	—	528,019
Loss from operations	(1,763)	(19,196)	(20,959)	(15,394)	—	(15,394)
Other income	5,535	—	5,535	2,563	—	2,563
Interest expense	(14,260)	—	(14,260)	(13,620)	—	(13,620)
Loss before income taxes	$(10,488)	$(19,196)	$(29,684)	$(26,451)	$—	$(26,451)
IMT Segment
Cost of Revenue
Cost of revenue was $49.4 million for the six months ended June 30, 2018 compared to $40.5 million for the six months ended June 30, 2017, an increase of $9.0 million, or 22%. The increase in cost of revenue was primarily attributable to a $4.1 million increase in data center and connectivity costs, a $3.7 million increase in credit card and ad serving fees and a $1.4 million increase in headcount-related expenses, including share-based compensation expense.
Sales and Marketing
Sales and marketing expenses were $281.8 million for the six months ended June 30, 2018 compared to $237.2 million for the six months ended June 30, 2017, an increase of $44.6 million, or 19%. The increase in sales and marketing expenses was primarily attributable to increased marketing and advertising expenses of $21.5 million, primarily related to advertising spend to attract consumers across online and offline channels, which supports our growth initiatives.
In addition to the increases in marketing and advertising expenses, headcount-related expenses increased $16.3 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $2.8 million increase in tradeshows and conferences expense and related travel costs, a $1.5 million increase in consulting costs to support our advertising initiatives, a $0.6 million increase in depreciation expense, a $0.5 million increase in software and hardware costs, and a $1.4 million increase in miscellaneous expenses.

Technology and Development
Technology and development expenses, which include research and development costs, were $187.4 million for the six months ended June 30, 2018 compared to $151.4 million for the six months ended June 30, 2017, an increase of $36.0 million, or 24%. Approximately $30.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $5.9 million increase in other non-capitalizable data content expense.
Other data content expense was $21.6 million and $15.8 million, respectively, for the six months ended June 30, 2018 and 2017. Amortization expense included in technology and development for capitalized website development costs and software was $20.6 million and $21.8 million, respectively, for the six months ended June 30, 2018 and 2017. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $17.8 million and $19.7 million, respectively, for the six months ended June 30, 2018 and 2017. Amortization expense included in technology and development for purchased data content intangible assets was $5.0 million for the six months ended June 30, 2018 and 2017.
General and Administrative
General and administrative expenses were $107.6 million for the six months ended June 30, 2018 compared to $98.8 million for the six months ended June 30, 2017, an increase of $8.8 million, or 9%. The increase in general and administrative expenses was primarily due to a $10.2 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $4.8 million increase in software and hardware costs, a $2.8 million increase in travel and meals expense, a $1.2 million increase in city and state taxes, a $1.2 million increase in building lease-related expenses including rent, utilities and insurance, and a $1.0 million increase in professional services fees, partially offset by a $7.2 million decrease in estimated legal liabilities, a $4.3 million decrease in bad debt expense, and a $0.9 million decrease in miscellaneous expenses.
Homes Segment
Cost of Revenue
Consistent with our expectations, no cost of revenue was incurred for the six months ended June 30, 2018 as no homes were sold by the Company through Zillow Offers during the period.
Sales and Marketing
Sales and marketing expenses were $3.2 million for the six months ended June 30, 2018. Sales and marketing expenses were primarily attributable to $2.5 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment.
Technology and Development
Technology and development expenses, which include research and development costs, were $6.9 million for the six months ended June 30, 2018. Technology and development expenses were primarily due to $6.4 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment.
General and Administrative
General and administrative expenses were $9.1 million for the six months ended June 30, 2018. General and administrative expenses were primarily due to $7.3 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, we incurred $0.9 million in building lease-related expenses including rent, utilities and insurance.
Liquidity and Capital Resources
As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents, and investments of $899.6 million and $762.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit with original maturities of three months or less. Investments as of June 30, 2018 and December 31, 2017 consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, certificates of deposit and foreign government securities. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash, cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The implementation and expansion of Zillow Group’s purchase of homes in the Zillow Offers program and sale of homes on the open market will likely have a significant impact on our liquidity and capital resources as a cash and inventory intensive initiative. During the three months ended June 30, 2018, we used cash from our balance sheet to fund the purchases of homes and related costs. Beginning in the third quarter of 2018, we expect to use debt financing to fund a portion of the purchase price of homes and certain related costs. On August 3, 2018, Zillow Group announced that certain of its wholly owned subsidiaries entered into a revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, as the directing lender, and certain other parties thereto, dated as of July 31, 2018 (the “Credit Agreement”). The Credit Agreement provides for a maximum borrowing capacity of $250.0 million (the “Maximum Amount”) with an initial borrowing capacity of $20.0 million, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Company subsidiaries that purchase and sell select residential properties through Zillow Offers. The Credit Agreement has an initial term of one year which may be extended for up to three years, subject to agreement by the directing lender. The Credit Agreement includes customary representations and warranties, covenants (including financial covenants applicable to the Company), and provisions regarding events of default.
We have outstanding $9.6 million aggregate principal of 2020 Notes as of June 30, 2018. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. The 2020 Notes are convertible into shares of Zillow Group Class A common stock. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are redeemable, at our option, in whole or in part on or after December 20, 2018, under certain circumstances. For additional information regarding the 2020 Notes, see Note 12 to our condensed consolidated financial statements.
In December 2016, Zillow Group issued $460.0 million aggregate principal amount of 2021 Notes. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of June 30, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). For additional information regarding the 2021 Notes, see Note 12 to our condensed consolidated financial statements.
On July 3, 2018, we closed underwritten public offerings of (1) 6,557,017 shares of Class C capital stock of Zillow Group, which includes 855,263 shares sold pursuant to the underwriters’ option to purchase additional shares; and (2) $373.8 million aggregate principal amount of Convertible Senior Notes due 2023 (the “2023 Notes”), which includes $48.8 million principal amount of 2023 Notes sold pursuant to the underwriters’ option to purchase additional 2023 Notes. The net proceeds from the offering of Class C capital stock and the issuance of the 2023 Notes were approximately $360.3 million and $364.0 million, respectively, after deducting underwriting discounts and commissions and estimated offering expenses payable by Zillow Group. We used $29.4 million of the net proceeds from the issuance of the 2023 Notes to pay the cost of capped call confirmations. We intend to use the remainder of the net proceeds for general corporate purposes, which may include general and administrative matters and capital expenditures. Additionally, we may choose to use a portion of the net proceeds to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.

The 2023 Notes bear interest at a fixed rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. Beginning in July 2018, interest expense will include interest on the 2023 Notes, and as a result, we expect our interest expense to increase in future periods. The 2023 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at the Company’s election. The 2023 Notes will mature on July 1, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding April 1, 2023, the 2023 Notes are convertible at the option of the holders only under certain conditions. On or after April 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2023 Notes by paying or delivering, as the case may be, cash, shares of the Company’s Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 12.7592 shares of Class C capital stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $78.37 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2023 Notes, at its option, on or after July 6, 2021, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2023 Notes).
The following table presents selected cash flow data for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by operating activities	$73,052	$84,892
Net cash used in investing activities	(93,692)	(113,987)
Net cash provided by financing activities	99,590	61,968
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
For the six months ended June 30, 2018, net cash provided by operating activities was $73.1 million. This was primarily driven by a net loss of $21.7 million, adjusted by share-based compensation expense of $69.7 million, depreciation and amortization expense of $52.9 million, amortization of contract cost assets of $18.3 million, amortization of the discount and issuance costs on the 2021 Notes of $9.5 million, a non-cash change in our deferred income taxes of $8.0 million, a change in deferred rent of $2.8 million, and a loss on disposal of property and equipment of $2.1 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $46.1 million. The changes in operating assets and liabilities are primarily due to a $21.4 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $14.7 million increase in prepaid expenses and other assets driven primarily by the timing of payments, a $9.3 million increase in accounts receivable due primarily to an increase in revenue, a $5.7 million increase in inventory due to the purchase of homes through Zillow Offers, and a $5.2 million decrease in accrued expenses and other current liabilities driven primarily by the timing of payments.
For the six months ended June 30, 2017, net cash provided by operating activities was $84.9 million. This was primarily driven by a net loss of $26.5 million, adjusted by depreciation and amortization expense of $54.2 million, share-based compensation expense of $55.6 million, amortization of the discount and issuance costs on the 2021 Notes of $8.9 million, an increase in bad debt expense of $4.0 million, a loss on disposal of property and equipment of $2.0 million, and a change in deferred rent of $1.8 million. Changes in operating assets and liabilities increased cash provided by operating activities by $15.4 million. The increase in operating assets and liabilities is primarily due to an $11.1 million decrease in accounts receivable driven by the timing of payments received, and a $5.8 million decrease in prepaid expenses and other assets driven primarily by the timing of payments.

Cash Flows Used In Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.
For the six months ended June 30, 2018, net cash used in investing activities was $93.7 million. This was primarily the result of $57.7 million of net purchases of investments and $36.0 million of purchases for property and equipment and intangible assets.
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
Cash Flows Provided By Financing Activities
For the six months ended June 30, 2018 and 2017, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the six months ended June 30, 2018 and 2017 were $99.7 million and $62.3 million, respectively.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.7 million as of June 30, 2018. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for a lease agreement we entered into in April 2018 for additional office space for our corporate headquarters in Seattle, Washington. Pursuant to the terms of the lease, we will lease an additional 79,038 square feet, and we are obligated to make escalating monthly lease payments that begin in September 2019 and continue through December 2024. The following table provides a summary of our contractual obligations under this lease as of June 30, 2018:

	Payments Due By Period
	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Operating lease obligation	$13,146	$—	$4,268	$4,953	$3,925
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.7 million as of June 30, 2018.
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

We believe that the assumptions and estimates associated with revenue recognition, the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, and the recoverability of goodwill and indefinite-lived intangible assets, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
In our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories within our IMT segment are Premier Agent, Rentals, Mortgages and Other.
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program.
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
In April 2018, we began testing a new form of lead validation and distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers will represent both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. When consumers who are interested in connecting with a real estate professional do not select a specific Premier Agent or Premier Broker advertisement on one of Zillow Group’s mobile applications or websites, the validated consumer leads will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated consumer connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect in the future to apply this new form of lead validation and distribution more broadly with nationwide adoption by the end of 2018. We are unable to predict whether this change will have a material impact on revenue or other results of operations.
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
Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect services, and on a subscription basis, including a portion of our Connect service. For our Connect and Custom Quote cost per lead mortgage marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our Connect subscription mortgage marketing product, participating qualified mortgage professionals generally prepay a monthly subscription fee, which they then allocate to desired geographic counties. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals.
For our cost per lead mortgages products, we recognize revenue when a user contacts a mortgage professional through Zillow Group’s mortgages platform, which is the amount for which we have the right to invoice. For our Connect subscription product, the opportunity to receive a consumer contact is based on the mortgage professional’s relative share of voice in a geographic county. When a consumer submits a contact, Zillow Group contacts a group of subscription mortgage professionals via text message, and the first mortgage professional to respond receives the consumer contact information. We recognize revenue based on the contractual spend recognized on a straight-line basis during the contractual period over which the service is provided. This methodology best depicts how we satisfy our performance obligation to subscription customers, as we continuously transfer control of the performance obligation to the customer throughout the contractual period.
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
Homes Revenue. Homes revenue is derived from the resale of homes on the open market through our Zillow Offers program. Homes revenue is recognized at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer.
Inventory
Inventory is comprised of homes acquired through our Zillow Offers program and is stated at the lower of cost or net realizable value. Homes are removed from inventory on a specific identification basis when they are resold. Stated cost includes consideration paid to acquire and update each home including associated allocated overhead costs. Work-in-progress inventory includes homes undergoing updates and finished goods inventory includes homes ready for resale. Unallocated overhead costs are expensed as incurred and included in cost of revenue. Selling costs, including commissions, escrow and title fees, staging, and holding costs, including utilities, taxes and maintenance, are expensed as incurred and included in sales and marketing expenses.
Each quarter we review the value of homes held in inventory for indicators that net realizable value is lower than cost. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized in cost of revenue.
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
As of June 30, 2018, we have not completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act, and we have recorded provisional adjustments where we were able to make reasonable estimates of the effects for which our analysis is not yet complete. The provisional adjustments relate to the grandfathering of our executive compensation under Section 162(m) of the Internal Revenue Code. We expect the Internal Revenue Service to provide further guidance in applying the written binding contracts requirement under the Tax Act. We believe the clarifications of this rule could impact our financial position and results of operations by an estimated $2.0 million to $5.0 million.
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
As of June 30, 2018, we have outstanding $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”). The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. As of June 30, 2018, we also have outstanding $9.6 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The 2020 Notes carry a fixed interest rate of 2.75% per year.
Since the 2020 Notes and 2021 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of June 30, 2018. However, the fair values of the 2020 Notes and 2021 Notes change primarily when the market price of our stock fluctuates or interest rates change.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 17 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. You should carefully consider the factors discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2018.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1
Indenture, dated as of July 3, 2018, by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

4.2
Form of 1.50% Convertible Senior Note due 2023 (included in Exhibit 4.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.1
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Goldman Sachs & Co. LLC (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.2
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Citibank, N.A. (Filed as Exhibit 10.2 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.3
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Royal Bank of Canada, represented by RBC Capital Markets, LLC as its agent (Filed as Exhibit 10.3 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.4
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Bank of America N.A. (Filed as Exhibit 10.4 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.5
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Goldman Sachs & Co. LLC (Filed as Exhibit 10.5 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.6
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Citibank, N.A. (Filed as Exhibit 10.6 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.7
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Royal Bank of Canada, represented by RBC Capital Markets, LLC as its agent (Filed as Exhibit 10.7 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.8
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Bank of America, N.A. (Filed as Exhibit 10.8 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.9*
Executive Employment and Retirement Agreement and Release, dated May 3, 2018, between Zillow Group, Inc. and Kathleen Philips (Filed as Exhibit 10.2 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference).

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

Dated: August 6, 2018	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Interim Chief Financial Officer and Interim Chief Accounting Officer