Form 10-Q
period 2018-09-30
ZILLOW GROUP, INC.
filed 2018-11-06
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, 57,986,928 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 139,042,266 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2018

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$643,792	$352,095
Short-term investments	999,241	410,444
Accounts receivable, net of allowance for doubtful accounts of $5,276 and $5,341 at September 30, 2018 and December 31, 2017, respectively	66,337	54,396
Inventory	43,257	—
Prepaid expenses and other current assets	38,904	24,590
Restricted cash	3,203	—
Total current assets	1,794,734	841,525
Contract cost assets	45,238	—
Property and equipment, net	124,281	112,271
Goodwill	1,931,076	1,931,076
Intangible assets, net	290,887	319,711
Other assets	16,241	25,934
Total assets	$4,202,457	$3,230,517
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,846	$3,587
Accrued expenses and other current liabilities	58,533	61,373
Accrued compensation and benefits	25,612	19,109
Revolving credit facility	24,674	—
Deferred revenue	35,959	31,918
Deferred rent, current portion	2,566	2,400
Total current liabilities	153,190	118,387
Deferred rent, net of current portion	18,049	21,330
Long-term debt	690,338	385,416
Deferred tax liabilities and other long-term liabilities	21,861	44,561
Total liabilities	883,438	569,694
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 57,965,662 and 56,629,103 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 138,974,244 and 127,268,598 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	3,894,757	3,254,146
Accumulated other comprehensive loss	(1,661)	(1,100)
Accumulated deficit	(574,097)	(592,243)
Total shareholders’ equity	3,319,019	2,660,823
Total liabilities and shareholders’ equity	$4,202,457	$3,230,517
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
IMT	$332,076	$281,839	$957,201	$794,464
Homes	11,018	—	11,018	—
Total revenue	343,094	281,839	968,219	794,464
Cost of revenue (exclusive of amortization) (1):
IMT	26,386	22,152	75,832	62,644
Homes	10,286	—	10,286	—
Total cost of revenue	36,672	22,152	86,118	62,644
Sales and marketing	128,734	107,108	413,752	344,266
Technology and development	105,314	83,389	299,623	234,798
General and administrative	70,743	54,226	187,395	153,038
Impairment costs	10,000	—	10,000	—
Acquisition-related costs	1,405	218	2,064	366
Integration costs	523	—	523	—
Total costs and expenses	353,391	267,093	999,475	795,112
Income (loss) from operations	(10,297)	14,746	(31,256)	(648)
Other income	7,773	1,407	13,308	3,970
Interest expense	(12,668)	(6,906)	(26,928)	(20,526)
Income (loss) before income taxes	(15,192)	9,247	(44,876)	(17,204)
Income tax benefit (expense)	14,700	(41)	22,700	(41)
Net income (loss)	$(492)	$9,206	$(22,176)	$(17,245)
Net income (loss) per share — basic and diluted	$—	$0.05	$(0.11)	$(0.09)
Weighted-average shares outstanding — basic	202,416	187,692	195,208	185,447
Weighted-average shares outstanding — diluted	202,416	196,425	195,208	185,447
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$18,165	$23,537	$61,735	$69,957
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(492)	$9,206	$(22,176)	$(17,245)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(428)	99	(537)	(103)
Currency translation adjustments	42	—	(24)	—
Total other comprehensive income (loss)	(386)	99	(561)	(103)
Comprehensive income (loss)	$(878)	$9,305	$(22,737)	$(17,348)
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(22,176)	$(17,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,301	81,576
Share-based compensation expense	111,366	84,162
Amortization of contract cost assets	27,227	—
Amortization of discount and issuance costs on 2021 and 2023 Notes	17,990	13,391
Impairment costs	10,000	—
Deferred income taxes	(22,700)	—
Loss on disposal of property and equipment	3,129	4,085
Bad debt expense	1,053	5,861
Deferred rent	(3,116)	3,072
Amortization (accretion) of bond premium (discount)	(2,172)	451
Changes in operating assets and liabilities:
Accounts receivable	(12,994)	(19,272)
Inventory	(43,257)	—
Prepaid expenses and other assets	(15,012)	4,434
Contract cost assets	(32,143)	—
Accounts payable	2,254	224
Accrued expenses and other current liabilities	(3,751)	13,174
Accrued compensation and benefits	6,503	1,194
Deferred revenue	4,041	1,775
Other long-term liabilities	—	41
Net cash provided by operating activities	102,543	176,923
Investing activities
Proceeds from maturities of investments	261,675	204,520
Purchases of investments	(848,838)	(303,241)
Purchases of property and equipment	(44,482)	(51,580)
Purchases of intangible assets	(8,179)	(9,377)
Purchase of equity investment	—	(10,000)
Proceeds from divestiture of a business	—	579
Cash paid for acquisition, net	(2,000)	(11,147)
Net cash used in investing activities	(641,824)	(180,246)
Financing activities
Proceeds from issuance of 2023 Notes, net of issuance costs	364,020	—
Premiums paid for Capped Call Confirmations	(29,414)	—
Proceeds from issuance of Class C Capital Stock, net of issuance costs	360,345	—
Proceeds from borrowing on revolving credit facility	24,674	—
Proceeds from exercise of stock options	114,623	80,010
Value of equity awards withheld for tax liability	(67)	(337)
Net cash provided by financing activities	834,181	79,673
Net increase in cash, cash equivalents and restricted cash during period	294,900	76,350
Cash, cash equivalents and restricted cash at beginning of period	352,095	243,592
Cash, cash equivalents and restricted cash at end of period	$646,995	$319,942
Supplemental disclosures of cash flow information
Cash paid for interest	$4,800	$4,458
Noncash transactions:
Capitalized share-based compensation	$6,674	$8,915
Write-off of fully depreciated property and equipment	$18,687	$12,685
Write-off of fully amortized intangible assets	$10,797	$5,454
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes, and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Beginning in April of 2018, Zillow Offers provides homeowners in certain metropolitan areas with the opportunity to receive offers to purchase their home from Zillow. When Zillow buys a home, it makes certain repairs and updates and lists the home for resale on the open market. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; our ability to manage advertising inventory or pricing; engagement and usage of our products; our investment of resources to pursue strategies that may not prove effective; competition in our market; the stability of the residential real estate market and the impact of interest rate changes; changes in government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2018, our results of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and 2017, and our cash flows for the nine month periods ended September 30, 2018 and 2017. The results of the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any interim period or for any other future year.

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
The amount by which each financial statement line item is affected by the application of this guidance for the three months ended September 30, 2018 is as follows (in thousands, except per share data):

	New Guidance	Prior Guidance	Change
Condensed Consolidated Statement of Operations:
Sales and marketing	$128,734	$130,588	$(1,854)
Total costs and expenses	353,391	355,245	(1,854)
Loss from operations	(10,297)	(12,151)	1,854
Loss before income taxes	(15,192)	(17,046)	1,854
Income tax benefit	14,700	14,992	(292)
Net loss	(492)	(2,054)	1,562
Net loss per share — basic and diluted	—	(0.01)	0.01

The amount by which each financial statement line item is affected by the application of this guidance as of and for the nine months ended September 30, 2018 is as follows (in thousands, except per share data):

	New Guidance	Prior Guidance	Change
Condensed Consolidated Statement of Operations:
Sales and marketing	$413,752	$418,668	$(4,916)
Total costs and expenses	999,475	1,004,391	(4,916)
Loss from operations	(31,256)	(36,172)	4,916
Loss before income taxes	(44,876)	(49,792)	4,916
Income tax benefit	22,700	23,892	(1,192)
Net loss	(22,176)	(25,900)	3,724
Net loss per share — basic and diluted	(0.11)	(0.13)	0.02
Condensed Consolidated Balance Sheet:
Contract cost assets	45,238	—	45,238
Total assets	4,202,457	4,157,219	45,238
Deferred tax liabilities and other long-term liabilities	21,861	20,669	1,192
Total liabilities	883,438	882,246	1,192
Accumulated deficit	(574,097)	(619,335)	45,238
Total shareholders’ equity	3,319,019	3,282,422	36,597
Total liabilities and shareholders’ equity	4,202,457	4,157,219	45,238
Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the FASB issued guidance related to a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. This guidance may be applied either retrospectively or prospectively. We expect to adopt this guidance on January 1, 2020. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. This guidance removes, modifies and adds disclosures related to fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim and annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We expect to adopt this guidance on January 1, 2020. We have not yet determined the impact the adoption of this guidance will have on our financial statement disclosures.
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
In February 2016, the FASB issued guidance on leases. This guidance requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This guidance also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued certain targeted improvements to the accounting and disclosure requirements for leases, including an additional optional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We will adopt this guidance on January 1, 2019 using the optional transition method. Under this approach, we will not restate the prior financial statements presented. As we progress through our implementation of this guidance, we continue to expect a significant impact on our financial position upon adoption, primarily due to our office space operating leases, as we will be required to recognize lease assets and lease liabilities on our condensed consolidated balance sheet. As our leases do not provide an implicit rate, we plan to use our incremental borrowing rate based on information available at the commencement date to determine the present value of future payments. We continue to evaluate the incremental borrowing rate, changes to our internal control structure, accounting policies and disclosures. We continue to assess the impact the adoption will have on our results of operations and cash flows.
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

Restricted cash — Restricted cash consists of cash received from the resale of homes through Zillow Offers which is used to repay amounts borrowed on the Revolving Credit Facility (see Note 12) as well as certain reserves we are required to maintain pursuant to the Revolving Credit Facility. The carrying value of restricted cash approximates fair value due to the short period of time amounts borrowed on the Revolving Credit Facility are outstanding.

The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2018
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$543,703	$543,703	$—
Commercial paper	3,490	—	3,490
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	717,927	—	717,927
Corporate notes and bonds	121,875	—	121,875
Commercial paper	92,674	—	92,674
Municipal securities	43,154	—	43,154
Foreign government securities	17,905	—	17,905
Certificates of deposit	5,706	—	5,706
Total	$1,546,683	$543,703	$1,002,980

	December 31, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$233,508	$233,508	$—
Corporate notes and bonds	6,199	—	6,199
Commercial paper	3,987	—	3,987
U.S. government agency securities	1,748	—	1,748
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	298,758	—	298,758
Corporate notes and bonds	44,607	—	44,607
Commercial paper	39,325	—	39,325
Municipal securities	11,459	—	11,459
Certificates of deposit	10,297	—	10,297
Foreign government securities	5,998	—	5,998
Total	$656,135	$233,508	$422,627

See Note 12 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2023, Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.
We did not have any Level 3 assets as of September 30, 2018 or December 31, 2017. There were no liabilities measured at fair value on a recurring basis as of September 30, 2018 or December 31, 2017.

Note 4. Cash and Cash Equivalents, Short-term Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$96,350	$—	$—	$96,350
Cash equivalents:
Money market funds	543,703	—	—	543,703
Commercial paper	3,490	—	—	3,490
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	719,380	—	(1,453)	717,927
Corporate notes and bonds	121,987	1	(113)	121,875
Commercial paper	92,674	—	—	92,674
Municipal securities	43,237	—	(83)	43,154
Foreign government securities	17,940	—	(35)	17,905
Certificates of deposit	5,706	1	(1)	5,706
Restricted cash	3,203	—	—	3,203
Total	$1,647,919	$2	$(1,685)	$1,646,236

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$106,404	$—	$—	$106,404
Cash equivalents:
Money market funds	233,508	—	—	233,508
Corporate notes and bonds	6,200	—	(1)	6,199
Commercial paper	3,987	—	—	3,987
U.S. government agency securities	1,748	—	—	1,748
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	299,814	—	(1,056)	298,758
Corporate notes and bonds	44,661	1	(55)	44,607
Commercial paper	39,325	—	—	39,325
Municipal securities	11,494	—	(35)	11,459
Certificates of deposit	10,296	2	(1)	10,297
Foreign government securities	6,000	—	(2)	5,998
Total	$763,686	$3	$(1,150)	$762,539

The following table presents available-for-sale investments by contractual maturity date as of September 30, 2018 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$846,217	$844,993
Due after one year through two years	154,707	154,248
Total	$1,000,924	$999,241

Note 5. Accounts Receivable, net
The opening balance of accounts receivable, net was $54.4 million as of January 1, 2018.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

Balance as of January 1, 2018	$5,341
Bad debt expense	1,053
Less: write-offs, net of recoveries and other adjustments	(1,118)
Balance as of September 30, 2018	$5,276

Note 6. Inventory
The components of inventory, net of applicable lower of cost or net realizable value write-downs, were as follows (in thousands):

	September 30, 2018	December 31, 2017
Work-in-progress	$16,010	$—
Finished goods	27,247	—
Inventory	$43,257	$—

Note 7. Contract Cost Assets
As of September 30, 2018, we had $45.2 million of contract cost assets. During the three and nine month periods ended September 30, 2018, we recorded no impairment losses. During the three and nine month periods ended September 30, 2018, we recorded $8.9 million and $27.2 million, respectively, of amortization expense related to contract cost assets.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2018	December 31, 2017
Website development costs	$147,416	$130,072
Leasehold improvements	58,354	47,321
Computer equipment	30,896	30,071
Construction-in-progress	26,150	28,150
Office equipment, furniture and fixtures	26,221	22,887
Property and equipment	289,037	258,501
Less: accumulated amortization and depreciation	(164,756)	(146,230)
Property and equipment, net	$124,281	$112,271

We recorded depreciation expense related to property and equipment (other than website development costs) of $5.1 million and $3.8 million, respectively, during the three months ended September 30, 2018 and 2017, and $14.2 million and $11.5 million, respectively, during the nine months ended September 30, 2018 and 2017.

We capitalized $8.0 million and $13.4 million, respectively, in website development costs during the three months ended September 30, 2018 and 2017, and $26.6 million and $39.8 million, respectively, during the nine months ended September 30, 2018 and 2017. Amortization expense for website development costs included in technology and development expenses was $6.2 million and $10.1 million, respectively, during the three months ended September 30, 2018 and 2017, and $24.2 million and $30.0 million, respectively, during the nine months ended September 30, 2018 and 2017.

Note 9. Equity Investments
In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million.
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of September 30, 2018.
These investments are equity securities without readily determinable fair values which we account for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three months ended September 30, 2018, we recognized a non-cash impairment charge of $10.0 million related to our June 2017 investment. The impairment charge is included in Impairment costs within our condensed consolidated statements of operations. In connection with our quarterly qualitative assessment of this investment for impairment indicators, we identified factors that led us to conclude that the investment was impaired and the fair value of the investment was less than the carrying value. The most significant of such factors was related to the business prospects of the investee. Accordingly, we performed an analysis to determine the fair value of the investment and concluded that our best estimate of its fair value was $0.0 million as of September 30, 2018. This is considered a Level 3 measurement under the fair value hierarchy.
There has been no impairment or upward or downward adjustments for our October 2016 equity investment as of September 30, 2018 that would impact the carrying amount of the investment. The October 2016 investment is classified within other assets in the condensed consolidated balance sheet.
Note 10. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2018
	Cost	Accumulated Amortization	Net
Purchased content	$39,105	$(27,978)	$11,127
Software	21,893	(12,534)	9,359
Customer relationships	103,900	(57,304)	46,596
Developed technology	111,980	(69,137)	42,843
Trade names and trademarks	4,900	(4,658)	242
Intangibles-in-progress	3,720	—	3,720
Total	$285,498	$(171,611)	$113,887

	December 31, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$35,260	$(20,480)	$14,780
Software	18,957	(8,899)	10,058
Customer relationships	103,900	(46,365)	57,535
Developed technology	113,380	(56,664)	56,716
Trade names and trademarks	4,900	(3,943)	957
Advertising relationships	9,000	(8,525)	475
Intangibles-in-progress	2,190	—	2,190
Total	$287,587	$(144,876)	$142,711

Amortization expense recorded for intangible assets for the three months ended September 30, 2018 and 2017 was $12.0 million and $13.4 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2018 and 2017 was $37.6 million and $39.9 million, respectively. These amounts are included in technology and development expenses.
We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $177.0 million as of September 30, 2018 and December 31, 2017.
Intangibles-in-progress consists of software that is capitalizable but has not been placed in service.
Note 11. Deferred Revenue
The following tables present the changes in deferred revenue for the periods presented (in thousands):

Three Months Ended September 30, 2018
Balance as of July 1, 2018	$35,920
Deferral of revenue	253,571
Less: Revenue recognized	(253,532)
Balance as of September 30, 2018	$35,959

Nine Months Ended September 30, 2018
Balance as of January 1, 2018	$31,918
Deferral of revenue	742,427
Less: Revenue recognized	(738,386)
Balance as of September 30, 2018	$35,959

During the three months ended September 30, 2018, we recognized as revenue a total of $33.0 million pertaining to amounts that were recorded in deferred revenue as of June 30, 2018. During the nine months ended September 30, 2018, we recognized as revenue a total of $30.6 million pertaining to amounts that were recorded in deferred revenue as of December 31, 2017.
Note 12. Debt
Revolving Credit Facility
On July 31, 2018, certain wholly owned subsidiaries of Zillow Group entered into a revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, as the directing lender, and certain other parties thereto (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a maximum borrowing capacity of $250.0 million (the “Maximum Amount”) with a current borrowing capacity of $25.0 million as of September 30, 2018, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. In certain circumstances Zillow Group may be obligated to fund some or all of the payment obligations under the Revolving Credit Facility. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the agreement underlying the Revolving Credit Facility. Each special purpose entity is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such entity are available to satisfy the debts and other obligations of any affiliate or other entity.
The Revolving Credit Facility has an initial term of one year which may be extended for up to three years, subject to agreement by the directing lender. The Revolving Credit Facility includes customary representations and warranties, covenants (including financial covenants applicable to Zillow Group), and provisions regarding events of default. As of September 30, 2018, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Availability under the Revolving Credit Facility is limited by a formula equal to the lower of 85% of the aggregate acquisition cost of financed residential properties or 85% of the aggregate market value, which for each residential property is the sum of the value established by an independent broker-pricing opinion and renovation costs paid.

Pursuant to the terms of the Revolving Credit Facility, we are required to establish, maintain, and in certain circumstances fund, certain specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance, tax and HOA fee reserves, renovation cost reserves and special reserves. The credit facility reserve accounts and the collection account into which funds are deposited upon the resale of financed residential properties, which funds are used to repay amounts borrowed on the Revolving Credit Facility, are under the sole control of Credit Suisse AG, New York Branch, as defined in the agreement governing the Revolving Credit Facility. Amounts funded to these reserve accounts and the collection account have been classified within our condensed consolidated balance sheets as restricted cash. Borrowings on our Revolving Credit Facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. We are also required to pay a funding fee for each financed residential property and certain other fees to certain other parties to the agreement. Interest, funding fees and other fees, including the amortization of deferred issuance costs, are classified within interest expense in our condensed consolidated statements of operations.
As of September 30, 2018, we have outstanding $24.7 million of borrowings on the Revolving Credit Facility and approximately $0.3 million is currently available for future borrowings.
Convertible Senior Notes due in 2023
On July 3, 2018, Zillow Group issued $373.8 million aggregate principal amount of Convertible Senior Notes due 2023 (the “2023 Notes”), which includes $48.8 million principal amount of 2023 Notes sold pursuant to the underwriters’ option to purchase additional 2023 Notes. The 2023 Notes bear interest at a fixed rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. The 2023 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election. The 2023 Notes will mature on July 1, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.
The net proceeds from the issuance of the 2023 Notes were approximately $364.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. We used approximately $29.4 million of the net proceeds from the issuance of the 2023 Notes to pay the cost of the Capped Call Confirmations described below. The Company intends to use the remainder of the net proceeds for general corporate purposes.
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
We may not redeem the 2023 Notes prior to July 6, 2021. We may redeem for cash all or any portion of the 2023 Notes, at our option, in whole or in part on or after July 6, 2021 if the last reported sale price per share of our Class C capital stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The difference between the principal amount of the 2023 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the condensed consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the 2023 Notes. The equity component of the 2023 Notes of approximately $78.6 million is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
Interest expense related to the 2023 Notes for the three and nine month periods ended September 30, 2018 was $5.0 million, which is comprised of approximately $3.6 million related to the amortization of debt discount and debt issuance costs and $1.4 million for the contractual coupon interest.
The effective interest rate on the liability component of the 2023 Notes for the three and nine month periods ended September 30, 2018 is 6.99%. Accrued interest related to the 2023 Notes as of September 30, 2018 was $1.4 million and is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
The following table presents the outstanding principal amount and carrying value of the 2023 Notes as of the date presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
September 30, 2018	$373,750	$(82,717)	$291,033

As of September 30, 2018, the unamortized debt discount and debt issuance costs for the 2023 Notes will be amortized to interest expense over a remaining period of approximately 57 months.
The estimated fair value of the 2023 Notes was $344.3 million as of September 30, 2018. The estimated fair value of the 2023 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2023 Notes.
The Capped Call Confirmations are expected generally to reduce the potential dilution of our Class C capital stock upon any conversion of 2023 Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2023 Notes in the event that the market price of the Class C capital stock is greater than the strike price of the Capped Call Confirmations (which initially corresponds to the initial conversion price of the 2023 Notes and is subject to certain adjustments under the terms of the Capped Call Confirmations), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Confirmations. The Capped Call Confirmations have an initial cap price of $105.45 per share, which represents a premium of approximately 85% over the public offering price of the Company’s Class C capital stock in the concurrent share offering of $57.00, and is subject to certain adjustments under the terms of the Capped Call Confirmations. The Capped Call Confirmations will cover, subject to anti-dilution adjustments substantially similar to the 2023 Notes, the number of shares of Class C capital stock that will underlie the 2023 Notes. The Capped Call Confirmations do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock. The premiums paid for the Capped Call Confirmations have been included as a net reduction to additional paid-in-capital within shareholders’ equity.
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
Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of September 30, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
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
Interest expense related to the 2021 Notes for the three months ended September 30, 2018 was $7.2 million, which is comprised of approximately $4.9 million related to the amortization of debt discount and debt issuance costs and $2.3 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the nine months ended September 30, 2018 was $21.3 million, which is comprised of approximately $14.4 million related to the amortization of debt discount and debt issuance costs and $6.9 million for the contractual coupon interest. The effective interest rate on the liability component of the 2021 Notes for the three and nine months ended September 30, 2018 is 7.44%. Accrued interest related to the 2021 Notes as of September 30, 2018 and December 31, 2017 was $3.1 million and $0.8 million, respectively, and is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
September 30, 2018	$460,000	$(70,332)	$389,668
December 31, 2017	$460,000	$(84,721)	$375,279

As of September 30, 2018, the unamortized debt discount and debt issuance costs for the 2021 Notes will be amortized to interest expense over a remaining period of approximately 38 months.

The estimated fair value of the 2021 Notes was $498.5 million and $509.0 million, respectively, as of September 30, 2018 and December 31, 2017. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.
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

The carrying value of the 2020 Notes was $9.6 million and $10.1 million, respectively, as of September 30, 2018 and December 31, 2017. The estimated fair value of the 2020 Notes was $16.7 million and $17.6 million, respectively, as of September 30, 2018 and December 31, 2017. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.
Note 13. Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of September 30, 2018 and December 31, 2017, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,014.0 million as of December 31, 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million (tax effected) as of December 31, 2017.
We recorded an income tax benefit of $14.7 million for the three months ended September 30, 2018, which was calculated as the difference between the income tax benefit of $22.7 million recorded for the nine months ended September 30, 2018 and the income tax benefit of $8.0 million recorded for the six months ended June 30, 2018. The $22.7 million tax benefit recorded for the nine months ended September 30, 2018 is comprised of a $1.9 million income tax benefit, which was calculated using an estimate of our annual effective tax rate of 4.3% applied to our loss before income taxes of $44.9 million for the nine months ended September 30, 2018 and a $20.8 million discrete income tax benefit as a result of the treatment of stock compensation windfall deductions and the impact from the Tax Act related to IRC Section 162(m). Our estimated annual effective tax rate for the nine months ended September 30, 2018 is primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.
As of September 30, 2018, we have completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act and have recorded a discrete tax benefit adjustment of $3.3 million during the three months ended September 30, 2018. The Internal Revenue Service has provided further guidance in applying the written binding contracts requirement under the Tax Act and certain of our executive compensation previously eligible to be deducted for tax purposes under Section 162(m) of the Internal Revenue Code will be considered grandfathered and, therefore, will continue to be deductible. Based on the clarification of these rules, the accounting related to the Section 162(m) limitation of the Internal Revenue Code is considered complete and we have recorded a $5.9 million discrete tax benefit adjustment related to this item for the nine months ended September 30, 2018.
Note 14. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2018 or December 31, 2017.
Common and Capital Stock
Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.
Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the nine months ended September 30, 2018 and the year ended December 31, 2017, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.
Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting. On July 3, 2018, Zillow Group issued and sold 6,557,017 shares (of which 855,263 shares were related to the exercise of the underwriters’ option to purchase additional shares) of our Class C capital stock at a public offering price of $57.00 per share. We received net proceeds of $360.3 million after deducting underwriting discounts and commissions and offering expenses payable by us.
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
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2018:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	26,645,206	$27.70	5.72	$355,739
Granted	5,429,505	53.63
Exercised	(5,177,060)	22.14
Forfeited or cancelled	(610,688)	34.55
Outstanding at September 30, 2018	26,286,963	33.99	6.24	321,371
Vested and exercisable at September 30, 2018	14,128,452	29.07	4.76	220,974

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	42%	46%	42%-45%	46%-49%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.84%	1.70%	2.52%-2.84%	1.67%-1.84%
Weighted-average expected life	4.50 years	4.25 years	4.50-5.00 years	4.25-4.75 years
Weighted-average fair value of options granted	$19.21	$15.79	$20.89	$14.40

As of September 30, 2018, there was a total of $179.9 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2018	4,016,405	$33.22
Granted	2,898,786	52.75
Vested	(1,288,746)	35.07
Forfeited or cancelled	(524,952)	38.50
Unvested outstanding at September 30, 2018	5,101,493	43.33

The fair value of outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of September 30, 2018, there was $205.9 million of total unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$969	$1,014	$3,180	$2,942
Sales and marketing	5,911	5,914	17,413	17,694
Technology and development	15,031	10,438	40,920	29,329
General and administrative	19,771	11,208	49,853	34,197
Total	$41,682	$28,574	$111,366	$84,162

Note 16. Net Income (Loss) Per Share
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
Since the Company expects to settle the principal amount of the outstanding 2021 Notes and 2023 Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2021 Notes, the conversion spread of approximately 8.8 million shares has a dilutive impact on diluted net income per share when the market price of the Company’s Class C capital stock at the end of a period exceeds the conversion price of $52.36 per share. For the 2023 Notes, the conversion spread of approximately 4.8 million shares has a dilutive impact on diluted net income per share when the market price of the Company’s Class C capital stock at the end of a period exceeds the conversion price of $78.37 per share.
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Denominator for basic calculation	202,416	187,692	195,208	185,447
Effect of dilutive securities:
Option awards	—	7,401	—	—
Unvested restricted stock units	—	1,332	—	—
Denominator for dilutive calculation	202,416	196,425	195,208	185,447

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average Class A common stock and Class C capital stock option awards outstanding	21,766	6,542	23,508	28,671
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	5,072	199	4,891	4,311
Class A common stock issuable upon conversion of the 2020 Notes	410	438	410	438
Total Class A common stock and Class C capital stock equivalents	27,248	7,179	28,809	33,420

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

Note 17. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2018 and 2024. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. Certain of these arrangements have free rent periods or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. Operating lease expense for the three months ended September 30, 2018 and 2017 was $5.8 million and $5.7 million, respectively. Operating lease expense for the nine months ended September 30, 2018 and 2017 was $17.2 million and $15.8 million, respectively.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites as well as homes that the Company is under contract to purchase through Zillow Offers but that have not closed as of the respective date. As of September 30, 2018, the value of homes under contract that not have closed was $30.3 million.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.5 million and $3.7 million, respectively, as of September 30, 2018 and December 31, 2017.
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
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On October 26, 2017, the Company filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court. The oral hearing for the appeal took place on August 28, 2018. We have recorded an estimated liability for approximately $4.1 million as of September 30, 2018 and December 31, 2017. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.

In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In May 2018, the plaintiffs filed their opposition to our motion to dismiss the consolidated amended complaint. In June 2018, we filed our reply in support of our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted, though the plaintiffs have 45 days to attempt to cure the defects in their consolidated amended complaint. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We have not recorded an accrual related to this lawsuit as of September 30, 2018 and December 31, 2017, as we do not believe a loss is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, the defendants breached their fiduciary duties in connection with oversight of public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. All four of the shareholder derivative lawsuits have been stayed until after final resolution of pleading motions and related appeals, if any, in the consolidated securities class action lawsuit discussed above. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of September 30, 2018 and December 31, 2017, as we do not believe a loss is probable.
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

Note 18. Self-Insurance
We are self-insured for medical benefits, and beginning on January 1, 2018 for dental benefits, for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $150,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured claims is included within accrued compensation and benefits in our condensed consolidated balance sheets and was $3.0 million and $2.0 million, respectively, as of September 30, 2018 and December 31, 2017.
Note 19. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended September 30, 2018 and 2017 was $4.1 million and $3.0 million, respectively. The total expense related to the Zillow Group 401(k) Plan for the nine months ended September 30, 2018 and 2017 was $11.9 million and $8.9 million, respectively.
Note 20. Segment Information and Revenue
Beginning in the second quarter of 2018, we have two operating and reportable segments, which have been identified based on the way in which our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information of the Internet, Media & Technology (“IMT”) and Homes segments.
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
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of loss before income taxes by segment. This information is included in the following table for the periods presented (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue:
Premier Agent	$232,703	$—	$232,703	$677,320	$—	$677,320
Rentals	37,319	—	37,319	99,670	—	99,670
Mortgages	18,438	—	18,438	56,766	—	56,766
Other	43,616	—	43,616	123,445	—	123,445
Homes	—	11,018	11,018	—	11,018	11,018
Total revenue	332,076	11,018	343,094	957,201	11,018	968,219
Costs and expenses:
Cost of revenue	26,386	10,286	36,672	75,832	10,286	86,118
Sales and marketing	123,755	4,979	128,734	405,525	8,227	413,752
Technology and development	99,570	5,744	105,314	286,983	12,640	299,623
General and administrative	65,156	5,587	70,743	172,756	14,639	187,395
Impairment costs	10,000	—	10,000	10,000	—	10,000
Acquisition-related costs	1,405	—	1,405	2,064	—	2,064
Integration costs	523	—	523	523	—	523
Total costs and expenses	326,795	26,596	353,391	953,683	45,792	999,475
Income (loss) from operations	5,281	(15,578)	(10,297)	3,518	(34,774)	(31,256)
Other income	7,773	—	7,773	13,308	—	13,308
Interest expense	(12,236)	(432)	(12,668)	(26,496)	(432)	(26,928)
Income (loss) before income taxes	$818	$(16,010)	$(15,192)	$(9,670)	$(35,206)	$(44,876)
We have not presented the comparable 2017 periods in the table above because we had one operating and reportable segment prior to 2018.
Note 21. Subsequent Events
Acquisition of Mortgage Lenders of America
On October 31, 2018, Zillow Group’s wholly owned subsidiary, ZGM Holdco, Inc., acquired Mortgage Lenders of America, L.L.C. (“MLOA”), a national mortgage lender headquartered in Overland Park, Kansas for approximately $65.0 million in cash, subject to certain adjustments. The purchase price will be allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. We are currently performing the procedures necessary to determine the purchase price allocation and will record estimated fair values during the fourth quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part II, Item 1A (Risk Factors) of this report.
Overview of our Business
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes, and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes real estate and rental marketplaces Zillow, Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Beginning in April of 2018, Zillow Offers provides homeowners in certain metropolitan areas with the opportunity to receive offers to purchase their home from Zillow. When Zillow buys a home, it makes certain repairs and updates and lists the home for resale on the open market. We also own and operate a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.
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
As of the second quarter of 2018, Zillow Group has two reportable segments: the Internet, Media & Technology (“IMT”) segment, our historical operating and reportable segment, and the Homes segment. In connection with our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. Our four primary revenue categories within our IMT segment are Premier Agent, Rentals, Mortgages and Other.
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
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program. In April 2018, we announced Zillow Group’s direct purchase and sale of homes through the Zillow Offers program. We began selling homes in July of 2018.

During the three months ended September 30, 2018, we generated revenue of $343.1 million, as compared to $281.8 million in the three months ended September 30, 2017, an increase of 22%. This increase was primarily the result of a $35.6 million, or 18%, increase in Premier Agent revenue, an $11.0 million increase in Homes revenue, an $8.9 million, or 31%, increase in rentals revenue and an $8.1 million, or 23%, increase in other revenue. This increase was partially offset by a decrease in mortgages revenue of $2.4 million, or 12%, as compared with the three months ended September 30, 2017. There were approximately 186.6 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2018, representing year-over-year growth of 7%. Visits increased 13% to 1,888.9 million for the three months ended September 30, 2018 from 1,667.1 million for the three months ended September 30, 2017. Net loss for the three months ended September 30, 2018 was $0.5 million, as compared to net income for the three months ended September 30, 2017 of $9.2 million.
On October 31, 2018, we completed the acquisition of Mortgage Lenders of America, L.L.C. (“MLOA”), a national mortgage lender. This acquisition is consistent with our strategy of moving further down funnel and closer to the real estate transaction to create better consumer experiences. The total purchase price for the acquisition of MLOA is approximately $65.0 million in cash. Beginning with the Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2019, Zillow Group expects to report financial results for three reportable segments: the IMT segment, the Homes segment and the Mortgages segment. The IMT segment will include the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Homes segment will include the financial results from Zillow Group’s buying and selling of homes directly. The Mortgages segment will include the financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through MLOA and Mortech mortgage software solutions. We expect the Mortgages segment, with the inclusion of MLOA, to have a material impact on our consolidated balance sheets, statements of operations and cash flows in 2019.
On July 3, 2018, we closed underwritten public offerings of (1) 6,557,017 shares of Class C capital stock of Zillow Group, which includes 855,263 shares sold pursuant to the underwriters’ option to purchase additional shares; and (2) $373.8 million aggregate principal amount of Convertible Senior Notes due 2023 (the “2023 Notes”), which includes $48.8 million principal amount of 2023 Notes sold pursuant to the underwriters’ option to purchase additional 2023 Notes. The net proceeds from the offering of Class C capital stock and the issuance of the 2023 Notes were approximately $360.3 million and $364.0 million, respectively, after deducting underwriting discounts and commissions and offering expenses payable by Zillow Group. We used $29.4 million of the net proceeds from the issuance of the 2023 Notes to pay the cost of capped call confirmations. We intend to use the remainder of the net proceeds for general corporate purposes, which may include general and administrative matters and capital expenditures. Additionally, we may choose to use a portion of the net proceeds to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.
As of September 30, 2018, we had 3,809 full-time employees compared to 3,181 full-time employees as of December 31, 2017.
Key Metrics
Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Unique Users
Measuring unique users is important to us because much of our Premier Agent, Rentals, Mortgages and other advertising revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our users, our display revenue depends in part on the number of impressions delivered to our users, and our Homes revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group on the open market. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. In addition, our community of users improves the quality of our living database of homes with their contributions, which in turn attracts more users.

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

	Three Months Ended September 30,		2017 to 2018 % Change
	2018	2017
	(in millions)
Average Monthly Unique Users	186.6	175.2	7%
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
We define a visit as a group of interactions by users with the Zillow, Trulia, StreetEasy and RealEstate.com mobile applications and websites, as we monetize our Premier Agent and Premier Broker products on these mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.
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

	Three Months Ended September 30,		2017 to 2018 % Change
	2018	2017
	(in millions)
Visits	1,888.9	1,667.1	13%

Basis of Presentation
Revenue
We recognize revenue when (or as) we satisfy our performance obligations by transferring control of promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
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
In April 2018, we began testing a new form of lead validation and distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers represents both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. When consumers who are interested in connecting with a real estate professional do not select a specific Premier Agent or Premier Broker advertisement on one of Zillow Group’s mobile applications or websites, the validated consumer leads will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated consumer connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect to apply this new form of lead distribution more broadly in the future, with nationwide adoption by the end of 2018.
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
Costs and Expenses
Cost of Revenue. For our IMT segment, our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, bonuses, and share-based compensation expense, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire, make certain repairs and updates to, and sell each home, including associated overhead costs.
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
Impairment Costs. Impairment costs consist of non-cash impairment charges incurred.
Acquisition-related Costs. Acquisition-related costs consist of investment banking, legal, accounting, tax, and regulatory filing fees associated with effecting acquisitions.
Integration Costs. Integration costs consist of expenses incurred to incorporate operations, systems, technology, and rights and responsibilities of acquired companies, during both pre-closing and post-closing periods, into Zillow Group’s business. With respect to the impact of the then pending acquisition of MLOA, integration costs primarily include consulting-related expenses incurred in anticipation of the close of the acquisition for the three months ended September 30, 2018.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.
Interest Expense
Interest expense consists of interest on Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) we guaranteed in connection with our February 2015 acquisition of Trulia, interest on the Convertible Senior Notes due in 2021 (the “2021 Notes”) we issued in December 2016 and interest on the 2023 Notes we issued in July 2018. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Interest is payable on the 2021 Notes at the rate of 2.00% semi-annually on June 1 and December 1 of each year. Interest is payable on the 2023 Notes at the rate of 1.50% semi-annually on January 1 and July 1 of each year.
Beginning in August 2018, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit agreement with Credit Suisse AG, Cayman Islands Branch (the “Revolving Credit Facility”) related to our Zillow Offers business. Borrowings on our Revolving Credit Facility bear interest at a floating rate based on LIBOR plus an applicable margin.
Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of September 30, 2018 and December 31, 2017, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,014.0 million as of December 31, 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $21.4 million (tax effected) as of December 31, 2017.

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
We recorded an income tax benefit of $14.7 million for the three months ended September 30, 2018, which was calculated as the difference between the income tax benefit of $22.7 million recorded for the nine months ended September 30, 2018 and the income tax benefit of $8.0 million recorded for the six months ended June 30, 2018. The $22.7 million tax benefit recorded for the nine months ended September 30, 2018 is comprised of a $1.9 million income tax benefit, which was calculated using an estimate of our annual effective tax rate of 4.3% applied to our loss before income taxes of $44.9 million for the nine months ended September 30, 2018 and a $20.8 million discrete income tax benefit as a result of the treatment of stock compensation windfall deductions and the impact from the Tax Act related to IRC Section 162(m). Our estimated annual effective tax rate for the nine months ended September 30, 2018 is primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.
As of September 30, 2018, we have completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act and have recorded a discrete tax benefit adjustment of $3.3 million during the three months ended September 30, 2018. The Internal Revenue Service has provided further guidance in applying the written binding contracts requirement under the Tax Act, and certain of our executive compensation previously eligible to be deductible for tax purposes under Section 162(m) of the Internal Revenue Code will be considered grandfathered and, therefore, will continue to be deductible. Based on the clarification of these rules, the accounting related to the Section 162(m) limitation of the Internal Revenue Code is considered complete and we have recorded a $5.9 million discrete tax benefit adjustment related to this item for the nine months ended September 30, 2018.

Results of Operations
The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue:
IMT	$332,076	$281,839	$957,201	$794,464
Homes	11,018	—	11,018	—
Total revenue	343,094	281,839	968,219	794,464
Cost of revenue (exclusive of amortization) (1)(2):
IMT	26,386	22,152	75,832	62,644
Homes	10,286	—	10,286	—
Total cost of revenue	36,672	22,152	86,118	62,644
Sales and marketing (1)	128,734	107,108	413,752	344,266
Technology and development (1)	105,314	83,389	299,623	234,798
General and administrative (1)	70,743	54,226	187,395	153,038
Impairment costs	10,000	—	10,000	—
Acquisition-related costs	1,405	218	2,064	366
Integration costs	523	—	523	—
Total costs and expenses	353,391	267,093	999,475	795,112
Income (loss) from operations	(10,297)	14,746	(31,256)	(648)
Other income	7,773	1,407	13,308	3,970
Interest expense	(12,668)	(6,906)	(26,928)	(20,526)
Income (loss) before income taxes	(15,192)	9,247	(44,876)	(17,204)
Income tax benefit (expense)	14,700	(41)	22,700	(41)
Net income (loss)	$(492)	$9,206	$(22,176)	$(17,245)
Net income (loss) per share — basic and diluted	$—	$0.05	$(0.11)	$(0.09)
Weighted-average shares outstanding — basic	202,416	187,692	195,208	185,447
Weighted-average shares outstanding — diluted	202,416	196,425	195,208	185,447
Other Financial Data:
Adjusted EBITDA (3)	$66,165	$70,957	$168,475	$165,456

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$969	$1,014	$3,180	$2,942
Sales and marketing	5,911	5,914	17,413	17,694
Technology and development	15,031	10,438	40,920	29,329
General and administrative	19,771	11,208	49,853	34,197
Total	$41,682	$28,574	$111,366	$84,162
(2) Amortization of website development costs and intangible assets included in technology and development	$18,165	$23,537	$61,735	$69,957
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Percentage of Revenue:
Revenue:
IMT	97%	100%	99%	100%
Homes	3	0	1	0
Total revenue	100	100	100	100
Cost of revenue (exclusive of amortization):
IMT	8	8	8	8
Homes	3	0	1	0
Total cost of revenue	11	8	9	8
Sales and marketing	38	38	43	43
Technology and development	31	30	31	30
General and administrative	21	19	19	19
Impairment costs	3	0	1	0
Acquisition-related costs	—	—	—	—
Integration costs	—	0	—	0
Total costs and expenses	103	95	103	100
Income (loss) from operations	(3)	5	(3)	—
Other income	2	—	1	—
Interest expense	(4)	(2)	(3)	(3)
Income (loss) before income taxes	(4)	3	(5)	(2)
Income tax benefit (expense)	4	—	2	—
Net income (loss)	—%	3%	(2)%	(2)%
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

•	Adjusted EBITDA does not reflect impairment costs;

•	Adjusted EBITDA does not reflect acquisition-related costs;

•	Adjusted EBITDA does not reflect interest expense or other income;

•	Adjusted EBITDA does not reflect income taxes; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(492)	$9,206	$(22,176)	$(17,245)
Other income	(7,773)	(1,407)	(13,308)	(3,970)
Depreciation and amortization expense	23,375	27,419	76,301	81,576
Share-based compensation expense	41,682	28,574	111,366	84,162
Impairment costs	10,000	—	10,000	—
Acquisition-related costs	1,405	218	2,064	366
Interest expense	12,668	6,906	26,928	20,526
Income tax (benefit) expense	(14,700)	41	(22,700)	41
Adjusted EBITDA	$66,165	$70,957	$168,475	$165,456
Mortgage Lenders of America
As discussed above, Zillow Group completed its acquisition of MLOA on October 31, 2018, and as a result, Zillow Group expects to report financial results for three reportable segments beginning with the Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2019: the IMT segment, the Homes segment and the Mortgages segment. The Mortgages segment will include the financial results for advertising sold to mortgage lenders and other mortgage professionals and Mortech (which together comprise mortgages revenue), and mortgage originations through MLOA. We expect the Mortgages segment, with the inclusion of MLOA, to have a material impact on our consolidated balance sheets, statements of operations and cash flows for 2019. Though we expect the addition of MLOA to contribute to total revenue, we also expect cost of revenue, sales and marketing expense and other costs and expenses will increase. Due to differences between the operational requirements and accounting treatment, among other factors, of mortgage originations through MLOA as compared with our current products and services, historical financial results may not be indicative of future financial performance on a consolidated basis.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue
The following table presents Zillow Group’s revenue by category for the periods presented (in thousands, unaudited):

	Three Months Ended September 30,		2017 to 2018 % Change
	2018	2017
Premier Agent	$232,703	$197,054	18%
Rentals	37,319	28,438	31%
Mortgages	18,438	20,869	(12)%
Other	43,616	35,478	23%
Homes	11,018	—	N/A
Total revenue	$343,094	$281,839	22%

The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented (unaudited):

	Three Months Ended September 30,
	2018	2017
Percentage of Total Revenue:
Premier Agent	68%	70%
Rentals	11	10
Mortgages	5	7
Other	13	13
Homes	3	—
Total revenue	100%	100%
Total revenue increased by $61.3 million, or 22%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. There were approximately 186.6 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2018 compared to 175.2 million average monthly unique users for the three months ended September 30, 2017, representing year-over-year growth of 7%. Visits increased 13% to 1,888.9 million for the three months ended September 30, 2018 from 1,667.1 million for the three months ended September 30, 2017. The increases in unique users and visits increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Premier Agent revenue grew to $232.7 million for the three months ended September 30, 2018 from $197.1 million for the three months ended September 30, 2017, an increase of $35.6 million, or 18%. Premier Agent revenue represented 68% and 70% of total revenue, respectively, for the three months ended September 30, 2018 and 2017. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 13% to 1,888.9 million for the three months ended September 30, 2018 from 1,677.1 million for the three months ended September 30, 2017. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 4% to $0.123 for the three months ended September 30, 2018 from $0.118 for the three months ended September 30, 2017. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe Premier Agent revenue was also positively impacted by market forces continuing to take effect within the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform.
In April 2018, we began testing a new method of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers related to our auction-based pricing model. A validated consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites. Applying the new model, these validated consumer leads will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. With the new method of consumer lead distribution, the share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code, purchased by Premier Agents and Premier Brokers represents both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. We believe distributing validated consumer connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We expect to apply this new form of lead validation and distribution more broadly in the future, with nationwide adoption by the end of 2018. The implementation of this lead validation and distribution process has reduced low quality leads and, therefore the total number of leads, delivered to certain Premier Agents and Premier Brokers. We believe this transition to the new lead validation and distribution process will result in increased advertiser churn, or entry to and exit from our advertising platform, in the fourth quarter of 2018 as current and prospective Premier Agents and Premier Brokers evaluate the value of these higher-quality leads and market-based pricing continues to take effect. This churn may negatively impact Premier Agent revenue for the fourth quarter of 2018. We are not able to predict whether this new form of lead validation and distribution will have a material impact on our results beyond 2018.

In October 2018, we began testing of a new flex pricing model for Premier Broker advertising services in limited markets. With the flex pricing model, select Premier Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads. We expect to continue testing of this pricing model in additional regions and may implement it more broadly in the future. These initiatives are part of our continuous evaluation of different pricing and value delivery strategies to better align our revenue opportunities with changes and growth in usage of our mobile and web platforms.
Rentals revenue was $37.3 million for the three months ended September 30, 2018 compared to $28.4 million for the three months ended September 30, 2017, an increase of $8.9 million, or 31%. The increase in rentals revenue was primarily attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 31% to 40,962 average monthly rental listings for the three months ended September 30, 2018 from 31,374 average monthly rental listings for the three months ended September 30, 2017. Average monthly rental listings include the average monthly monetized, deduplicated rental listings for the period, which are displayed across all of our mobile applications and websites. An increase in rental listings on our mobile applications and websites increases the likelihood that a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, or lease that we monetize. The quarterly revenue per average monthly rental listing increased 1% to approximately $911 for the three months ended September 30, 2018 from approximately $906 for the three months ended September 30, 2017. We calculate quarterly revenue per average monthly rental listing by dividing total rentals revenue for the period by the average monthly deduplicated rental listings for the period and then dividing by the number of quarters in the period.
Mortgages revenue was $18.4 million for the three months ended September 30, 2018 compared to $20.9 million for the three months ended September 30, 2017, a decrease of $2.4 million, or 12%. The decrease in mortgages revenue was primarily a result of decreased revenue generated by our Connect and Custom Quote services. In 2018, we began testing and implementation of a new consumer lead distribution model in select markets. Following full implementation of the new lead distribution model in the fourth quarter of 2018, we expect to deliver fewer, more transaction-ready consumer connections to our advertising lenders, which we believe will result in a more efficient experience for all participants. We believe the decrease in revenue generated by Connect was primarily a result of the fewer, higher quality consumer leads and other product iterations across our sites which also led to a decrease in leads.
In addition, we believe rising mortgage interest rates in the United States have contributed to a decrease in monetization events, primarily for our Custom Quote service, where we experienced lower refinance lead volumes than expected. We are uncertain how interest rates will impact mortgages revenue in future periods. The number of mortgage loan information requests submitted by consumers increased 13% to 6.3 million for the three months ended September 30, 2018 from 5.5 million mortgage loan information requests submitted by consumers for the three months ended September 30, 2017. This resulted in a 22% decrease in our average revenue per loan information request for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The growth in loan information requests submitted by consumers increases the likelihood of a monetization event, but there is not a direct correlation between the number of loan information requests and mortgage revenue because loan information requests do not always result in revenue recognition.
We expect mortgages revenue will be positively impacted as a result of our acquisition of MLOA.
Other revenue was $43.6 million for the three months ended September 30, 2018 compared to $35.5 million for the three months ended September 30, 2017, an increase of $8.1 million, or 23%. The increase in other revenue was primarily a result of a 51% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Homes revenue was $11.0 million for the three months ended September 30, 2018 due to the sale of 36 homes at an average selling price of $306.1 thousand per home.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue
The following table presents Zillow Group’s revenue by category for the periods presented (in thousands, unaudited):

	Nine Months Ended September 30,		2017 to 2018 % Change
	2018	2017
Premier Agent	$677,320	$562,081	21%
Rentals	99,670	73,693	35%
Mortgages	56,766	62,075	(9)%
Other	123,445	96,615	28%
Homes	11,018	—	N/A
Total revenue	$968,219	$794,464	22%
The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented (unaudited):

	Nine Months Ended September 30,
	2018	2017
Percentage of Total Revenue:
Premier Agent	70%	71%
Rentals	10	9
Mortgages	6	8
Other	13	12
Homes	1	—
Total revenue	100%	100%
Total revenue increased by $173.8 million, or 22%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. There were approximately 186.6 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2018 compared to 175.2 million average monthly unique users for the three months ended September 30, 2017, representing year-over-year growth of 7%. This increase in unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Premier Agent revenue grew to $677.3 million for the nine months ended September 30, 2018 from $562.1 million for the nine months ended September 30, 2017, an increase of $115.2 million, or 21%. Premier Agent revenue represented 70% and 71% of total revenue, respectively, for the nine months ended September 30, 2018 and 2017. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 14% to 5,574.3 million for the nine months ended September 30, 2018 from 4,878.8 million for the nine months ended September 30, 2017. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 5% to $0.122 for the nine months ended September 30, 2018 from $0.115 for the nine months ended September 30, 2017. We believe Premier Agent revenue was also positively impacted by market forces continuing to take effect within the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform.

Rentals revenue was $99.7 million for the nine months ended September 30, 2018 compared to $73.7 million for the nine months ended September 30, 2017, an increase of $26.0 million, or 35%. The increase in rentals revenue was partially attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 63% to 38,125 average monthly rental listings for the nine months ended September 30, 2018 from 23,340 average monthly rental listings for the nine months ended September 30, 2017. The increase in average monthly rental listings was primarily a result of our monetization of rental listings on our StreetEasy brand mobile application and website beginning in the third quarter of 2017. The quarterly revenue per average monthly rental listing decreased 17% to approximately $871 for the nine months ended September 30, 2018 from approximately $1,052 for the nine months ended September 30, 2017, due primarily to the monetization of rental listings on StreetEasy beginning in the third quarter of 2017, which typically generate less revenue per listing than larger rental properties.
Mortgages revenue was $56.8 million for the nine months ended September 30, 2018 compared to $62.1 million for the nine months ended September 30, 2017, a decrease of $5.3 million, or 9%. The decrease in mortgages revenue was primarily a result of decreased revenue generated by our Connect and Custom Quote services. In 2018, we began testing and implementation of a new consumer lead distribution model in select markets. Following full implementation of the new lead distribution model in the fourth quarter of 2018, we expect to deliver fewer, more transaction-ready consumer connections to our advertising lenders, which we believe will result in a more efficient experience for all participants. We believe the decrease in revenue generated by Connect was primarily a result of the fewer, higher quality consumer leads delivered in connection with our testing and initial implementation of Connect in select markets, and other product iterations across our sites which also led to a decrease in leads.
In addition, we believe rising mortgage interest rates in the United States have contributed to a decrease in monetization events, primarily for our Custom Quote service, where we experienced lower refinance lead volumes than expected. We are uncertain how interest rates will impact mortgages revenue in future periods. The number of mortgage loan information requests submitted by consumers increased 15% to 19.9 million for the nine months ended September 30, 2018 from 17.3 million mortgage loan information requests submitted by consumers for the nine months ended September 30, 2017. This resulted in a 20% decrease in our average revenue per loan information request for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The growth in loan information requests submitted by consumers increases the likelihood of a monetization event, but there is not a direct correlation between the number of loan requests and mortgage revenue because loan information requests do not always result in revenue recognition.
Other revenue was $123.4 million for the nine months ended September 30, 2018 compared to $96.6 million for the nine months ended September 30, 2017, an increase of $26.8 million, or 28%. The increase in other revenue was primarily a result of a 59% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Homes revenue was $11.0 million for the nine months ended September 30, 2018 due to the sale of 36 homes at an average selling price of $306.1 thousand per home, which sales took place following the launch of Zillow Offers in April 2018.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Segment Results of Operations

The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue	$332,076	$11,018	$343,094	$281,839	$—	$281,839
Costs and expenses:
Cost of revenue	26,386	10,286	36,672	22,152	—	22,152
Sales and marketing	123,755	4,979	128,734	107,108	—	107,108
Technology and development	99,570	5,744	105,314	83,389	—	83,389
General and administrative	65,156	5,587	70,743	54,226	—	54,226
Impairment costs	10,000	—	10,000	—	—	—
Acquisition-related costs	1,405	—	1,405	218	—	218
Integration costs	523	—	523	—	—	—
Total costs and expenses	326,795	26,596	353,391	267,093	—	267,093
Income (loss) from operations	5,281	(15,578)	(10,297)	14,746	—	14,746
Other income	7,773	—	7,773	1,407	—	1,407
Interest expense	(12,236)	(432)	(12,668)	(6,906)	—	(6,906)
Income (loss) before income taxes	$818	$(16,010)	$(15,192)	$9,247	$—	$9,247
IMT Segment
Cost of Revenue
Cost of revenue was $26.4 million for the three months ended September 30, 2018 compared to $22.2 million for the three months ended September 30, 2017, an increase of $4.2 million, or 19%. The increase in cost of revenue was primarily attributable to a $2.4 million increase in data center and connectivity costs, a $1.1 million increase in credit card and ad serving fees and a $0.4 million increase in headcount-related expenses, including share-based compensation expense. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.
Sales and Marketing
Sales and marketing expenses were $123.8 million for the three months ended September 30, 2018 compared to $107.1 million for the three months ended September 30, 2017, an increase of $16.6 million, or 16%. The increase in sales and marketing expenses was primarily attributable to a $10.9 million increase in headcount-related expenses, including share-based compensation expense, due primarily to significant growth in the size of our sales team. The increase in sales and marketing expenses was also attributable to a $2.3 million increase in marketing and advertising expenses, a $1.1 million increase in tradeshows and conferences expense and related travel costs, a $1.0 million increase in consulting costs to support our advertising initiatives, a $0.6 million increase in software and hardware costs, and a $0.7 million increase in miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to expand our sales team and invest more resources in extending our audience through marketing and advertising initiatives.

Technology and Development
Technology and development expenses, which include research and development costs, were $99.6 million for the three months ended September 30, 2018 compared to $83.4 million for the three months ended September 30, 2017, an increase of $16.2 million, or 19%. Approximately $17.2 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $2.0 million increase in other non-capitalizable data content expense, a $1.1 million increase in professional services, a $0.6 million increase in software and hardware costs and a $0.5 million increase in miscellaneous expenses, partially offset by a $5.2 million decrease in depreciation and amortization expense.
Other data content expense was $12.1 million and $10.1 million, respectively, for the three months ended September 30, 2018 and 2017. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $8.2 million and $9.8 million, respectively, for the three months ended September 30, 2018 and 2017. Amortization expense included in technology and development for capitalized website development costs and software was $7.4 million and $11.2 million, respectively, for the three months ended September 30, 2018 and 2017. Amortization expense included in technology and development for purchased data content intangible assets was $2.5 million for the three months ended September 30, 2018 and 2017. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality and develop new technologies.
General and Administrative
General and administrative expenses were $65.2 million for the three months ended September 30, 2018 compared to $54.2 million for the three months ended September 30, 2017, an increase of $10.9 million, or 20%. The increase in general and administrative expenses was primarily due to an $11.5 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $1.6 million increase in software and hardware costs, a $0.9 million increase in professional services, a $0.8 million increase in miscellaneous expenses, partially offset by a $3.4 million decrease in estimated legal liabilities and a $0.5 million decrease in bad debt expense. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.
Impairment Costs
Impairment costs for the three months ended September 30, 2018 consisted of the $10.0 million non-cash impairment related to our June 2017 equity investment. For additional information about the impairment, see Note 9 to our condensed consolidated financial statements. There were no impairment costs for the three months ended September 30, 2017.
Acquisition-Related Costs
Acquisition-related costs were $1.4 million for the three months ended September 30, 2018 and related to our acquisition of MLOA. Acquisition-related costs were $0.2 million for the three months ended September 30, 2017, primarily due to our September 2017 acquisition of New Home Feed.
Integration Costs
Integration costs were $0.5 million for the three months ended September 30, 2018 and primarily consisted of professional consulting service fees. There were no integration costs for the three months ended September 30, 2017.
Interest Expense
Interest expense was $12.2 million for the three months ended September 30, 2018, compared to $6.9 million for the three months ended September 30, 2017.
For the three months ended September 30, 2018, interest expense primarily related to the 2021 Notes and the 2023 Notes. As a result of the issuance of the 2023 Notes on July 3, 2018, we expect that our interest expense for the IMT segment will increase in future periods related to the contractual coupon interest and amortization of debt discount and debt issuance costs that will be recognized in interest expense.
For the three months ended September 30, 2017, interest expense primarily related to the 2021 Notes.

For additional information regarding the 2021 Notes and the 2023 Notes, see Note 12 to our condensed consolidated financial statements.
Homes Segment
Cost of Revenue
Cost of revenue was $10.3 million for the three months ended September 30, 2018. Cost of revenue was primarily attributable to home acquisition and renovation costs related to the 36 homes that we sold during the period. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue and expansion of Zillow Offers into new markets.
Sales and Marketing
Sales and marketing expenses were $5.0 million for the three months ended September 30, 2018. Sales and marketing expenses were primarily attributable to $3.1 million in headcount-related expenses, including share-based compensation expense, $0.5 million of holding costs, $0.5 million of selling expenses directly attributable to the resale of homes and $0.9 million in miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Homes segment.
Technology and Development
Technology and development expenses, which include research and development costs, were $5.7 million for the three months ended September 30, 2018. Technology and development expenses were primarily due to $5.3 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the purchasing and sales processes related to our Homes segment.
General and Administrative
General and administrative expenses were $5.6 million for the three months ended September 30, 2018. General and administrative expenses were primarily due to $4.3 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, we incurred $0.5 million in building lease-related expenses including rent, utilities and insurance, and $0.8 million in miscellaneous expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our Homes business.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Segment Results of Operations

The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue	$957,201	$11,018	$968,219	$794,464	$—	$794,464
Costs and expenses:
Cost of revenue	75,832	10,286	86,118	62,644	—	62,644
Sales and marketing	405,525	8,227	413,752	344,266	—	344,266
Technology and development	286,983	12,640	299,623	234,798	—	234,798
General and administrative	172,756	14,639	187,395	153,038	—	153,038
Impairment costs	10,000	—	10,000	—	—	—
Acquisition-related costs	2,064	—	2,064	366	—	366
Integration costs	523	—	523	—	—	—
Total costs and expenses	953,683	45,792	999,475	795,112	—	795,112
Income (loss) from operations	3,518	(34,774)	(31,256)	(648)	—	(648)
Other income	13,308	—	13,308	3,970	—	3,970
Interest expense	(26,496)	(432)	(26,928)	(20,526)	—	(20,526)
Loss before income taxes	$(9,670)	$(35,206)	$(44,876)	$(17,204)	$—	$(17,204)
IMT Segment
Cost of Revenue
Cost of revenue was $75.8 million for the nine months ended September 30, 2018 compared to $62.6 million for the nine months ended September 30, 2017, an increase of $13.2 million, or 21%. The increase in cost of revenue was primarily attributable to a $6.5 million increase in data center and connectivity costs, a $4.7 million increase in credit card and ad serving fees and a $1.7 million increase in headcount-related expenses, including share-based compensation expense.
Sales and Marketing
Sales and marketing expenses were $405.5 million for the nine months ended September 30, 2018 compared to $344.3 million for the nine months ended September 30, 2017, an increase of $61.3 million, or 18%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $27.1 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team.
In addition to the increases in headcount-related expenses, marketing and advertising expenses increased $23.9 million, primarily related to advertising spend to attract consumers across online and offline channels, which supports our growth initiatives. The increase in sales and marketing expenses was also attributable to a $4.1 million increase in tradeshows and conferences expense and related travel costs, a $2.5 million increase in consulting costs to support our advertising initiatives, a $1.1 million increase in depreciation expense, a $1.1 million increase in software and hardware costs, and a $1.5 million increase in miscellaneous expenses.

Technology and Development
Technology and development expenses, which include research and development costs, were $287.0 million for the nine months ended September 30, 2018 compared to $234.8 million for the nine months ended September 30, 2017, an increase of $52.2 million, or 22%. Approximately $47.5 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $7.9 million increase in other non-capitalizable data content expense, a $2.3 million increase in professional services fees, a $1.0 million increase in software and hardware costs and a $1.2 million increase in miscellaneous expenses, partially offset by a $7.7 million decrease in depreciation and amortization expense.
Other data content expense was $33.7 million and $25.8 million, respectively, for the nine months ended September 30, 2018 and 2017. Amortization expense included in technology and development for capitalized website development costs and software was $28.0 million and $33.0 million, respectively, for the nine months ended September 30, 2018 and 2017. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $26.0 million and $29.5 million, respectively, for the nine months ended September 30, 2018 and 2017. Amortization expense included in technology and development for purchased data content intangible assets was $7.5 million for the nine months ended September 30, 2018 and 2017.
General and Administrative
General and administrative expenses were $172.8 million for the nine months ended September 30, 2018 compared to $153.0 million for the nine months ended September 30, 2017, an increase of $19.7 million, or 13%. The increase in general and administrative expenses was primarily due to a $22.6 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our engineering and other teams, a $6.3 million increase in software and hardware costs, a $2.8 million increase in travel and meals expense, a $1.6 million increase in building lease-related expenses including rent, utilities and insurance, a $1.4 million increase in city and state taxes and a $0.9 million increase in professional services fees, partially offset by a $10.6 million decrease in estimated legal liabilities and a $4.8 million decrease in bad debt expense.
Impairment Costs
Impairment costs for the nine months ended September 30, 2018 consisted of the $10.0 million non-cash impairment related to our June 2017 equity investment. For additional information about the impairment, see Note 9 to our condensed consolidated financial statements. There were no impairment costs for the nine months ended September 30, 2017.
Acquisition-Related Costs
Acquisition-related costs were $2.1 million for the nine months ended September 30, 2018 and related to our acquisition of MLOA. Acquisition-related costs were $0.4 million for the nine months ended September 30, 2017, primarily due to our January 2017 acquisition of Hamptons Real Estate Online, now Out East, and our September 2017 acquisition of New Home Feed.
Integration Costs
Integration costs were $0.5 million for the nine months ended September 30, 2018 and primarily consisted of professional consulting services fees. There were no integration costs for the nine months ended September 30, 2017.
Interest Expense
Interest expense was $26.5 million for the nine months ended September 30, 2018, compared to $20.5 million for the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, interest expense primarily related to the 2021 Notes. Beginning in July 2018, interest expense also related to the 2023 Notes that were issued on July 3, 2018.
For the nine months ended September 30, 2017, interest expense primarily related to the 2021 Notes.
For additional information regarding the 2021 Notes and the 2023 Notes, see Note 12 to our condensed consolidated financial statements.

Homes Segment
Cost of Revenue
Cost of revenue was $10.3 million for the nine months ended September 30, 2018. Cost of revenue was primarily attributable to home acquisition and renovation costs related to the 36 homes that we sold during the period.
Sales and Marketing
Sales and marketing expenses were $8.2 million for the nine months ended September 30, 2018. Sales and marketing expenses were primarily attributable to $5.5 million in headcount-related expenses, including share-based compensation expense, $0.6 million in tradeshows and conferences expense and related travel costs, $0.5 million of holding costs, $0.5 million of selling expenses directly attributable to the resale of homes and $0.5 million of marketing and advertising expenses.
Technology and Development
Technology and development expenses, which include research and development costs, were $12.6 million for the nine months ended September 30, 2018. Technology and development expenses were primarily due to $11.9 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment.
General and Administrative
General and administrative expenses were $14.6 million for the nine months ended September 30, 2018. General and administrative expenses were primarily due to $11.7 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, we incurred $1.4 million in building lease-related expenses including rent, utilities and insurance, and $1.5 million in miscellaneous expenses.
Liquidity and Capital Resources
As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents, investments and restricted cash of $1,646.2 million and $762.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit with original maturities of three months or less. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, foreign government securities and certificates of deposit. Restricted cash consists of amounts funded to the reserve and collection accounts related to our Revolving Credit Facility (described below). Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The implementation and expansion of Zillow Group’s purchase of homes in the Zillow Offers program and sale of homes on the open market will likely have a significant impact on our liquidity and capital resources as a cash and inventory intensive initiative. During the second quarter of 2018, we used cash from our balance sheet to fund the purchases of homes and related costs. Beginning in the third quarter of 2018, we use debt financing to fund a portion of the purchase price of homes and certain related costs. On July 31, 2018, certain wholly owned subsidiaries of Zillow Group entered into a revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, as the directing lender, and certain other parties thereto (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a maximum borrowing capacity of $250.0 million (the “Maximum Amount”) with a current borrowing capacity of $25.0 million as of September 30, 2018, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. The Revolving Credit Facility has an initial term of one year which may be extended for up to three years, subject to agreement by the directing lender. Beginning in August 2018, we incurred interest on borrowings on the Revolving Credit Facility at a floating rate based on LIBOR, plus an applicable margin. The Revolving Credit Facility includes customary representations and warranties, covenants (including financial covenants applicable to the Company), and provisions regarding events of default. For additional information regarding the Revolving Credit Facility, see Note 12 to our condensed consolidated financial statements.

The October 31, 2018 acquisition of MLOA will likely have a significant impact on our liquidity and capital resources as a cash intensive business as it relates to funding mortgage loans originated for resale in the secondary market. In conjunction with the acquisition of MLOA, we acquired two warehouse lines of credit which we expect to use to fund mortgage loans originated by MLOA post-closing.
We have outstanding $9.6 million aggregate principal of 2020 Notes as of September 30, 2018. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. The 2020 Notes are convertible into shares of Zillow Group Class A common stock. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are redeemable, at our option, in whole or in part on or after December 20, 2018, under certain circumstances. For additional information regarding the 2020 Notes, see Note 12 to our condensed consolidated financial statements.
In December 2016, Zillow Group issued $460.0 million aggregate principal amount of 2021 Notes. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semiannually in arrears on June 1 and December 1 of each year. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of September 30, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). For additional information regarding the 2021 Notes, see Note 12 to our condensed consolidated financial statements.
On July 3, 2018, we closed underwritten public offerings of (1) 6,557,017 shares of Class C capital stock of Zillow Group, which includes 855,263 shares sold pursuant to the underwriters’ option to purchase additional shares; and (2) $373.8 million aggregate principal amount of Convertible Senior Notes due 2023 (the “2023 Notes”), which includes $48.8 million principal amount of 2023 Notes sold pursuant to the underwriters’ option to purchase additional 2023 Notes. The net proceeds from the offering of Class C capital stock and the issuance of the 2023 Notes were $360.3 million and $364.0 million, respectively, after deducting underwriting discounts and commissions and offering expenses payable by Zillow Group. We used $29.4 million of the net proceeds from the issuance of the 2023 Notes to pay the cost of capped call confirmations. We intend to use the remainder of the net proceeds for general corporate purposes, which may include general and administrative matters and capital expenditures. Additionally, we may choose to use a portion of the net proceeds to expand our current business through acquisitions of, or investments in, other businesses, products or technologies.
The 2023 Notes bear interest at a fixed rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. Beginning in July 2018, interest expense included interest on the 2023 Notes. The 2023 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at the Company’s election. The 2023 Notes will mature on July 1, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding April 1, 2023, the 2023 Notes are convertible at the option of the holders only under certain conditions. On or after April 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2023 Notes by paying or delivering, as the case may be, cash, shares of the Company’s Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 12.7592 shares of Class C capital stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $78.37 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2023 Notes, at its option, on or after July 6, 2021, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2023 Notes).

The following table presents selected cash flow data for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by operating activities	$102,543	$176,923
Net cash used in investing activities	(641,824)	(180,246)
Net cash provided by financing activities	834,181	79,673
Cash Flows Provided By Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals and brand advertisers. Our primary uses of cash from operating activities include payments for marketing and advertising activities, homes purchased through Zillow Offers and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.
For the nine months ended September 30, 2018, net cash provided by operating activities was $102.5 million. This was primarily driven by a net loss of $22.2 million, adjusted by share-based compensation expense of $111.4 million, depreciation and amortization expense of $76.3 million, amortization of contract cost assets of $27.2 million, a non-cash change in our deferred income taxes of $22.7 million, amortization of the discount and issuance costs on the 2021 Notes and 2023 Notes of $18.0 million, a non-cash impairment charge of $10.0 million, a change in deferred rent of $3.1 million, and a loss on disposal of property and equipment of $3.1 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $94.4 million. The changes in operating assets and liabilities are primarily due to a $43.3 million increase in inventory due to the purchase of homes through Zillow Offers, a $32.1 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $15.0 million increase in prepaid expenses and other assets driven primarily by the timing of payments, a $13.0 million increase in accounts receivable due primarily to an increase in revenue, and a $6.5 million increase in accrued compensation and benefits driven primarily by the timing of payments.
For the nine months ended September 30, 2017, net cash provided by operating activities was $176.9 million. This was primarily driven by a net loss of $17.2 million, adjusted by depreciation and amortization expense of $81.6 million, share-based compensation expense of $84.2 million, amortization of the discount and issuance costs on the 2021 Notes of $13.4 million, an increase in bad debt expense of $5.9 million, a loss on disposal of property and equipment of $4.1 million, and a change in deferred rent of $3.1 million. Changes in operating assets and liabilities increased cash provided by operating activities by $1.6 million. The changes in operating assets and liabilities are primarily due to a $19.3 million increase in accounts receivable due primarily to an increase in revenue, a $13.2 million increase in accrued expenses and other current liabilities, and a $4.4 million decrease in prepaid expenses and other assets driven primarily by the timing of payments.
Cash Flows Used In Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.
For the nine months ended September 30, 2018, net cash used in investing activities was $641.8 million. This was primarily the result of $587.2 million of net purchases of investments in connection with investment of a portion of the net proceeds from our July 2018 public offerings of Class C capital stock and 2023 Notes, and $52.7 million of purchases for property and equipment and intangible assets.
For the nine months ended September 30, 2017, net cash used in investing activities was $180.2 million. This was primarily the result of $98.7 million of net purchases of investments, $61.0 million of purchases for property and equipment and intangible assets, approximately $11.1 million paid in connection with acquisitions, and $10.0 million related to the purchase of an equity investment, partially offset by $0.6 million in proceeds from our August 2016 sale of our Diverse Solutions business.

Cash Flows Provided By Financing Activities
Net cash provided by financing activities has, in the past, primarily resulted from the exercise of employee option awards and equity awards withheld for tax liabilities, and for the nine months ended September 30, 2018, also includes net proceeds from the issuance of the 2023 Notes, premiums paid for Capped Call Confirmations, net proceeds from our Class C capital stock public offering, and proceeds from borrowing on our Revolving Credit Facility.

For the nine months ended September 30, 2018, net cash provided by financing activities was approximately $834.2 million, which was primarily related to net proceeds from the issuance of the 2023 Notes of $364.0 million, net proceeds from the public offering of our Class C capital stock of $360.3 million, proceeds from the exercise of option awards of $114.6 million, partially offset by approximately $29.4 million paid in premiums for certain Capped Call Confirmations in July 2018, and proceeds from borrowing on our Revolving Credit Facility of $24.7 million.

For the nine months ended September 30, 2017, our financing activities primarily related to the exercise of employee option awards. The proceeds from the exercise of option awards for the nine months ended September 30, 2017 was $80.0 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $3.5 million as of September 30, 2018. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for an operating lease obligation disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, and the contractual obligations listed below as of September 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
2023 Notes (1)	$373,750	$—	$—	$373,750	$—
Interest on 2023 Notes (2)	28,017	5,591	11,213	11,213	—
Homes under contract (3)	30,269	30,269	—	—	—
Revolving credit facility (4)	24,674	24,674	—	—	—
Total contractual obligations	$456,710	$60,534	$11,213	$384,963	$—
 ____________________
(1) The aggregate principal amount of the 2023 Notes is due on July 1, 2023, if not earlier converted or redeemed.
(2) The stated interest rate on the 2023 Notes is 1.50%.
(3) We have obligations to purchase homes under contract through our Zillow Offers business.
(4) Includes principal amounts due for amounts borrowed under the Revolving Credit Facility entered into on July 31, 2018. Amount exclude an immaterial amount of estimated interest payments.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $3.5 million as of September 30, 2018.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

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
As of September 30, 2018, we have outstanding $373.8 million aggregate principal Convertible Senior Notes due in 2023 (the “2023 Notes”), $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”) and $9.6 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2023 Notes were issued in July 2018 and carry a fixed interest rate of 1.50% per year. The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. and carry a fixed interest rate of 2.75% per year.
Since the 2023 Notes, 2021 Notes, and 2020 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of September 30, 2018. However, the fair values of the 2023 Notes, 2021 Notes, and 2020 Notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, which we entered into on July 31, 2018 (the “Revolving Credit Facility”). As of September 30, 2018, we have outstanding $24.7 million of borrowings on the Revolving Credit Facility. Borrowings on our Revolving Credit Facility bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on the Revolving Credit Facility, we estimate that a 100 basis point increase in LIBOR would increase our annual interest expense by approximately $0.2 million.
The October 31, 2018 acquisition of Mortgage Lenders of America, L.L.C. (“MLOA”) is expected to have a significant future impact on our exposure to interest rate risk. We will be exposed to interest rate risk associated with our mortgage loan origination services which we will manage through the use of forward sales of mortgage-backed securities. In conjunction with the acquisition of MLOA, we acquired two warehouse lines of credit which we expect to use to fund mortgage loans originated by MLOA post-closing. The warehouse lines of credit bear interest at a floating rate based on LIBOR, plus an applicable margin.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 17 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, and future financial performance. Recovery pursuant to our insurance policies may not be available due to policy definitions of covered losses or other factors, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and operating results. If any of these risks occur, the trading price of our common and capital stock could decline, and you could lose all or part of your investment. The following is an update to the risk factors set forth in Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

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

Premier Agent revenue, derived from our Premier Agent and Premier Broker programs, accounted for 68% of total revenue for the three months ended September 30, 2018. This level of revenue concentration suggests that even modest decreases in individual agent advertiser spending across the advertiser population, caused by actual or perceived decreases to return on investment, preference for a competitive service, or other factors, could have a significant negative impact on our results of operations. We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. For example, our self-serve account interface for Premier Agent advertisers allows agent advertisers to independently control the duration of their advertising commitments. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, we continually evaluate and utilize various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms. In 2016, for example, we implemented a new auction-based pricing method for our Premier Agent products, and in the second quarter of 2018, we began testing a new form of lead validation and distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers represents both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. Future changes to our pricing or lead delivery methodologies for advertising services or product offerings may cause advertisers to reduce or end their advertising with us or negatively impact our ability to manage revenue opportunities. If advertisers reduce or end their advertising spending with us, or if we are unable to effectively manage inventory and pricing, our advertising revenue and business, results of operations and financial condition would be harmed.

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

The industry for residential real estate technology, information marketplaces, services, and advertising is dynamic, and the expectations and behaviors of consumers and professionals shift constantly and rapidly. We continue to learn a great deal about the behaviors and objectives of residential real estate market participants as the industry evolves and are investing significant resources to develop, test, and launch products and services to address the needs of the market and improve the homebuying, selling, financing, building, and renting experience. Changes or additions to our products and services may not attract or engage our users, and may reduce confidence in our products and services, negatively impact the quality of our brands, upset other industry participants, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business. Our product Zillow Offers, for example, which allows home sellers to request an offer from Zillow to purchase their home, may not engage home sellers as we think it will. Further, if we do not realize the benefits we expect from strategic relationships we enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel, and other resources to pursue strategies that do not, ultimately, prove effective such that our results of operations and financial condition may be harmed.

Zillow Offers Could Fail to Achieve Expected Results and Cause Harm to Our Financial Results, Operations, and Reputation.

Beginning in April 2018, Zillow purchases homes, makes certain repairs and updates, and attempts to sell the homes back into the market through its Zillow Offers service (the “Homes business”). This initiative may expose us to a variety of financial, legal, and reputational risks. The success of the Homes business depends in part on our ability to efficiently acquire, renovate, and sell properties. In determining whether to purchase a property, we may make assumptions, including the estimated time from purchase to sale, update costs, market conditions and potential resale proceeds, closing costs, and holding costs. These assumptions may be inaccurate. Our estimates of what homes are worth, and the algorithms and other data points used to inform those estimates, may not be accurate and we may pay more for homes than the price at which we are able to resell them. In addition, we may not timely discover latent home construction or environmental hazards or other issues which may decrease the value of properties we own. As a result, we may overpay for properties we acquire, and we may not be able to resell them for the price we anticipated or at all. We plan to use third party service providers to make upgrades to and perform maintenance on homes we acquire and, as a result, we may not be able to effectively control the timing and costs of those projects. Further, homes we purchase may suffer decreases in value due to natural disasters, catastrophic events, or other forces outside of our control. The homes we own may not be insured against all damages and losses.

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

Our Entry into the Mortgage Lending Business Could Fail to Achieve Expected Results and Cause Harm to Our Financial Results, Operations, and Reputation.

In October 2018, we completed the acquisition of Mortgage Lenders of America, L.L.C. (“MLOA”), a national mortgage lender. This acquisition may expose us to a variety of financial, legal, and reputational risks. MLOA has historically funded its loans using its warehouse credit facilities, intending to sell all loans to third-party financial institutions after a holding period. Sales of loans to third parties are subject to origination quality standards, and these institutions still retain contractual rights to reject the loans. If MLOA is unable to sell its loans or is required to repurchase the loans from third parties due to representation and warranty claims, it may be required to hold the loans for investment or sell them at a discount.

Additionally, for residential mortgage loans that we originate, borrowers may allege that the origination of the loans did not comply with applicable laws or regulations in one or more respects and assert such violation as an affirmative defense to payment or in an action seeking statutory and other damages in connection with such violation. If we are not successful in demonstrating that the loans in dispute were originated in accordance with applicable statutes and regulations, we could become subject to monetary damages and other civil penalties. Similarly, the third-party financial institutions to whom we sell the loans may claim that the origination of the loans did not comply with the terms of our agreements or applicable guidelines, laws or regulations, and may require MLOA to repurchase loans upon discovery of a breach.

We may use derivatives and other instruments to hedge our mortgage lending interest rate risk. We may not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring. We may hedge our interest rate risk by utilizing forward loan sale commitments which may not adequately mitigate the impact of changes in interest rates. We could incur losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage lending interest rate risk.

Our entry into the mortgage lending business may also cause a negative reaction within the mortgage industry, including among some of our mortgage advertisers, which could harm our reputation, results of operations and financial condition.

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

Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Mortgages, Inc., a licensed mortgage broker, and in October 2018 we completed the acquisition of MLOA, a licensed mortgage lender, through which we originate residential mortgages. Zillow Group Mortgages, Inc. and MLOA are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker and licensed mortgage lender, respectively. Further, due to the geographic scope of our operations and the nature of the services we provide, we maintain real estate brokerage, mortgage broker, and mortgage lender licenses in certain states in which we operate, including in connection with Zillow Offers. In connection with such licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state real estate and mortgage licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, or our business operations in that state may be suspended or prohibited. Compliance with these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

Natural Disasters and Catastrophic Events May Disrupt Real Estate Markets and Our Business.

The occurrence of a significant natural disaster or other catastrophic event, such as earthquake, hurricane, fire, flood, terrorist attack or other similar event, may damage or disrupt our operations, local and regional real estate markets or economies, and negatively impact our business, results of operations and financial condition. Our largest offices are located in Seattle, Washington, Denver, Colorado, and San Francisco, California, and an earthquake or natural disaster in any of these cities could disrupt our engineering and sales teams and equipment critical to the operation of our business. Similarly, a significant natural disaster or other catastrophic event in any major U.S. city could negatively impact a large number of our advertisers and users, and cause a decrease in our revenue or traffic. For example, in connection with the hurricanes and wildfires that occurred during the second half of 2017, we worked closely with our Premier Agents and other advertisers in affected areas to help manage their advertising budgets, and we provided relief initiatives, which included billing credits and other forms of advertiser assistance. We also experienced a temporary decline in traffic to our mobile applications and websites from consumers in impacted areas during September 2017. Though our relief initiatives and the temporary decline in traffic did not have a material impact on our results of operations and financial condition for 2017, our results of operations and financial condition may be negatively affected by natural disasters in the future. In addition, through Zillow Offers, Zillow purchases, updates and sells homes in certain metropolitan areas. The occurrence of a natural disaster or other catastrophic event in any of these localities could have a significant negative impact on those real estate markets and the success of our Homes and mortgage origination businesses in the affected regions.

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

Our Dedication to Making Decisions Based Primarily on the Best Interests of Consumers May Cause Us to Forgo Short-Term Gains.

Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our user growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective advertisers. This could result in a loss of advertisers, which could harm our revenue and results of operations. For example, we believe that some real estate agents have chosen not to purchase our Premier Agent advertising product because we display a Zestimate on their for-sale listings. We believe, however, that it is valuable to consumers to have access to a valuation starting point on all homes and so we display a Zestimate on every home in the Zillow database for which we have sufficient data to produce the Zestimate. Our consumer focus may also negatively impact our relationships with real estate brokerages, MLSs, and other industry participants on whom we rely for listings information. Our Zillow Offers product and our acquisition of MLOA, for example, may be perceived as impinging upon the business models of real estate agents, brokerages and lenders, which may cause them to terminate their listings agreements with us or, with respect to brokerages and lenders, cease advertising with us. Such risks could have a materially negative impact on our results of operations. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.

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

If We Fail to Manage Our Growth and Multi-Brand Portfolio Effectively, Our Reputation, Results of Operations and Business Could Be Harmed.

We have experienced rapid and significant growth in our headcount and related operations, including as a result of the February 2015 Trulia acquisition and other acquisitions. We have also acquired or launched several new business-to-consumer and business-to-business brands in recent years, including the October 2018 acquisition of MLOA, a consumer-facing mortgage lending business, the 2017 acquisition of New Home Feed, a listing management technology company, and the launch of OutEast.com, a consumer-facing website for real estate in the Hamptons. This growth adds complexity to business operations, including internal controls and compliance, and places substantial demand on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture, and successfully manage a diverse portfolio of brands. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

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

We May Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and investments. For example, we acquired MLOA in October 2018, and acquired Hamptons Real Estate Online, or HREO, and New Home Feed, and purchased an equity interest in a privately held corporation, in the year ended December 31, 2017. Any transactions that we enter into could be material to our financial condition and results of operations. The acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

For example, during the year ended December 31, 2017, we recorded a non-cash impairment for $174.0 million related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks, and during the three months ended September 30, 2018, we recognized a non-cash impairment charge of $10.0 million related to a June 2017 investment.

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

Our products and services involve the transmission, processing, and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers and credit card information. For example, our dotloop real estate transaction management software stores sensitive personal and financial information, and our Mortech mortgage product and pricing software for mortgage professionals processes social security numbers, and MLOA, our mortgage origination business, receives, handles and transmits highly sensitive personal and financial information about its borrowers. Security breaches and administrative or technical failures could expose us to a risk of data loss or exposure, including both consumer and customer data as well as intellectual property and other confidential business information, which could result in potential significant liability and litigation. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, or other attacks, any of which could lead to loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. If we experience compromises to our security that result in the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust in us, users may decrease the use of our mobile applications or websites or stop using our mobile applications or websites in their entirety, advertisers may decrease or stop advertising on our mobile applications or websites, and we may be subject to legal claims, government investigation and additional state and federal legal requirements.

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

A limited number of third party services support essential functions of our business, including Amazon Web Services (“AWS”) and certain other Software-as-a-Service technologies hosted by third parties (“SaaS Services”). AWS provides us with a distributed computing infrastructure platform for business operations, which is commonly referred to as a “cloud” computing service. Certain of our computer systems utilize data processing, storage capabilities and other services provided by AWS, and we currently run the vast majority of computing to power our mobile applications, websites, and other technology products and services on AWS. In addition, we use SaaS Services to support important functions of our business, including enterprise resource planning and customer relationship management. We store a significant amount of information about our users, customers, employees, and business on AWS and in the SaaS Services, and we rely on these third-party service providers to provide services on a timely and effective basis. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations. In light of our reliance on AWS and SaaS Services, coupled with the complexity of obtaining replacement services, any disruption of or interference with our use of these third-party services could adversely impact our operations and business.

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

With offices and owned properties located throughout the United States and an office in Vancouver, British Columbia, we are currently subject to a variety of, and may in the future become subject to additional, international, federal, state, and local laws that are continuously evolving and developing, including laws regarding the real estate, rental and mortgage industries, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, along with employment laws, including those governing wage and hour requirements, and, in connection with Zillow Offers, laws addressing the purchase, upgrade, and sale of homes, including those governing hazardous substances. These laws are complex and can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction.

If we are unable to comply with these laws or regulations in a cost-effective manner, we may modify impacted products and services, which could require a substantial investment and loss of revenue, or cease providing the impacted product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties, and other losses.

We assist with the processing of customer credit card transactions, consumer credit report requests, mortgage loan originations, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. For example, the recently enacted California Consumer Privacy Act, which will become effective on January 1, 2020, will impose restrictions on companies’ use of personal data. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the third-parties that we engage with to provide processing and screening services violate applicable laws and regulations.

We are From Time to Time Involved In, or May In the Future be Subject to, Claims, Suits, Government Investigations, and Other Proceedings That May Result In Adverse Outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property claims, privacy, consumer protection, information security, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters, including those matters described in Part I, Item 1 in Note 17 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

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

Risks Related to Our Financial Statements

We Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of September 30, 2018, we had an accumulated deficit of $574.1 million. Although we have experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including on:

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

Servicing Our Debt Requires a Significant Amount of Cash, and We May Not Have Sufficient Cash Flow From Our Business to Pay Our Substantial Debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the remaining outstanding $9.6 million aggregate principal under Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”), the $460.0 million aggregate principal under our Convertible Senior Notes due in 2021 (the “2021 Notes”), and the $373.8 million aggregate principal amount under our Convertible Senior Notes due in 2023 (the “2023 Notes”), depends on our future performance, which is subject to economic, industry, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We May Need to Raise Additional Capital to Grow Our Business and We May Not Be Able to Raise Additional Capital on Terms Acceptable to Us, or At All.

Growing and operating our business, including through the development of new and enhanced products and services, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. For example, our Homes business will require significant cash to acquire, update and sell homes. We entered into a revolving credit facility in July 2018 to support operations of this business, and our acquisition of MLOA in October 2018 includes the assumption of warehouse facilities to finance its mortgage origination activities. Financing arrangements we pursue or assume may require us to grant certain rights or agree to certain restrictions, that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.

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

We Expect Our Results of Operations to Fluctuate on a Quarterly and Annual Basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of fluctuations in the quantity of, and the price at which we are able to sell, our remnant advertising, seasonal variances of home sales, which historically peak in the spring and summer seasons, and the size and seasonal variability of our advertisers’ marketing budgets. The seasonal variance and cyclical nature of home sales may contribute to the variability of our revenue and results of operations for the Homes and mortgage lending businesses, in particular. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

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

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, since shares of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $17.06 per share to $65.21 per share (adjusted for the August 2015 stock split effected in the form of a dividend) through September 30, 2018. Since shares of our Class C capital stock began trading in August 2015, the closing price of our Class C capital stock has ranged from $16.01 per share to $65.57 per share through September 30, 2018. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Quarterly Report on Form 10-Q and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	announcements of technological innovations or new offerings by us or our competitors;

•	additions or departures of key personnel;

•	changes in laws or regulations applicable to our services;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the inclusion, exclusion, or deletion of our Class A common stock and Class C capital stock from any trading indices, such as the S&P 500 Index;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A common stock and Class C capital stock by us or our shareholders;

•	issuances of our Class A common stock upon conversion of the 2020 Notes and issuances of our Class C capital stock upon conversion of our 2021 Notes and 2023 Notes;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

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

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of September 30, 2018, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 31.4% and 20.5%, respectively, of the voting power of our outstanding capital stock.

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

The Capped Call Transactions May Affect the Value of Our 2021 Notes, Our 2023 Notes, and Our Class C Capital Stock.

In connection with the pricing of each of the 2021 Notes and 2023 Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2021 Notes or 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class C capital stock and/or purchasing or selling our Class C capital stock or other securities of ours in secondary market transactions prior to the maturity of each of the 2021 Notes and 2023 Notes (and are likely to do so during any observation period related to a conversion of 2021 Notes or 2023 Notes or in connection with any repurchase of 2021 Notes or 2023 Notes by us). This activity could cause or avoid an increase or a decrease in the market price of our Class C capital stock, the 2021 Notes or the 2023 Notes.

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
There were no unregistered sales of equity securities during the three months ended September 30, 2018.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*
Executive Severance Agreement and Release, dated October 16, 2018, between Zillow Group, Inc. and Amy Bohutinsky (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018, and incorporated herein by reference).

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

Dated: November 6, 2018	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Interim Chief Financial Officer and Chief Accounting Officer