Form 10-K
period 2018-12-31
ZILLOW GROUP, INC.
filed 2019-02-21
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock and Class C capital stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $10,442,769,057.
As of February 15, 2019, 58,111,740 shares of the Registrant’s Class A common stock, 6,217,447 shares of Class B common stock and 140,268,416 shares of Class C capital stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

ZILLOW GROUP, INC.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2018

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
Overview
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes Zillow, Trulia, Mortgage Lenders of America, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate, rental, and mortgage professionals maximize business opportunities and connect with millions of consumers. Beginning in April 2018, Zillow Offers provides homeowners in certain metropolitan areas with the opportunity to receive offers to purchase their home from Zillow. When Zillow buys a home, it makes certain repairs and lists the home for resale on the open market. In October 2018, we completed the acquisition of Mortgage Lenders of America, L.L.C. (“MLOA”), a licensed mortgage lender, through which we originate residential mortgages to consumers. Zillow Group operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia. Upon the closing of the Trulia acquisition in February 2015, each of Zillow and Trulia became wholly owned subsidiaries of Zillow Group.
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
For the year ended December 31, 2018, we generated revenue of $1,333.6 million, as compared to $1,076.8 million for the year ended December 31, 2017, an increase of 24%. We generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. We also generate revenue through the resale of homes on the open market through our Zillow Offers program which was announced in April of 2018, as well as through mortgage originations through our October 2018 acquisition of MLOA, a licensed mortgage lender.
As of the second quarter of 2018, Zillow Group had two reportable segments: the Internet, Media & Technology (“IMT”) segment, our historical operating and reportable segment, and the Homes segment. In our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgage industries. These professionals include real estate, rental and mortgage professionals and brand advertisers. The four revenue categories within our IMT segment are Premier Agent, Rentals, Mortgages and Other.
Premier Agent revenue is generated by the sale of advertising under our Premier Agent and Premier Broker programs, which offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals, while growing and managing their businesses and brands. We primarily offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead, cost per click, cost per impression or cost per lease generated basis, and beginning in 2018, it includes revenue generated through our rental applications product. Rentals revenue also includes revenue generated through our StreetEasy products and services, which is primarily generated on a cost per listing basis. Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Connect (formerly known as Long Form) and Custom Quote services, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Beginning in the fourth quarter of 2018, mortgages revenue also includes revenue generated from mortgage originations and the sale of mortgages on the secondary market through our acquisition of MLOA. Other revenue primarily includes revenue generated by new construction and display, as well as revenue from the sale of various other advertising and business software solutions and services and technology solutions for real estate professionals, including dotloop. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community basis. Display revenue primarily consists of graphical mobile and web advertising sold to advertisers promoting their brands on our mobile applications and websites.
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program. We began buying homes through the Zillow Offers program in April of 2018. We began selling homes in July of 2018.
On October 31, 2018, we completed the acquisition of MLOA, a licensed mortgage lender. This acquisition is consistent with our strategy of moving further down funnel and closer to the real estate transaction to create better consumer experiences. The total purchase price for the acquisition of MLOA was approximately $66.7 million in cash.
Beginning with the Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2019, Zillow Group expects to report financial results for three reportable segments: the IMT segment, the Homes segment and the Mortgages segment. The IMT segment will include the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Homes segment will include the financial results from Zillow Group’s buying and selling of homes directly. The Mortgages segment will include the financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through MLOA and the sale of mortgages on the secondary market, as well as Mortech mortgage software solutions. We expect the Mortgages segment, with the inclusion of MLOA, to have a material impact on our consolidated balance sheets, statements of operations and cash flows in 2019.
Portions of our business may be affected by seasonal fluctuations in the residential real estate market, advertising spending, and other factors. We believe our rapid growth may be masking the underlying seasonality of our business. As we continue to expand our Zillow Offers service, we expect seasonal variances may become more pronounced, causing our operating results to fluctuate. For example, costs and expenses typically peak in the three months ended June 30th, primarily attributable to increases in sales and marketing expenses which are, in turn, primarily attributable to increased investment in marketing and advertising initiatives to attract consumers across online and offline channels during peak seasons for home sales activity. For the year ended December 31, 2018, costs and expenses peaked in the three months ended September 30th, primarily attributable to the addition of our Homes business. In addition, the average number of unique users and visits have historically peaked during the three months ended June 30th or September 30th, also consistent with peak residential real estate activity in the spring and summer months. Because the number of unique users and visits may impact impression inventory, leads to real estate professionals, and graphical display inventory that we monetize, this trend in the average number of unique users and visits may result in seasonality of revenue. Also, as our Homes business revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group on the open market, the impact of increased real estate activity in the spring and summer months may result in seasonality of revenue.
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
Large Market Opportunities
Based on external and internal assessments, we believe our current addressable markets include the following:

Purchase and Sale—In the United States, there are 212.8 million people residing in owner-occupied housing, according to data published by the U.S. Census Bureau in November 2018. Approximately 34% of movers in 2018, or 10.9 million people, were homeowners, according to the U.S. Census Bureau migration data published in November 2018.
Sales of approximately 5.4 million existing and over 600 thousand new homes in the United States in 2018 had an aggregate transaction value of approximately $1.8 trillion, according to data published in 2018 by the U.S. Census Bureau and in 2019 by the National Association of REALTORS®. Estimated real estate commission revenue was approximately $87 billion in 2018, according to data from REAL Trends in 2017, and data published in 2018 by the U.S. Census Bureau, and in 2019 by the National Association of REALTORS®. In an effort to acquire new client relationships and sell homes, U.S. real estate agents and brokers will spend an estimated $8.3 billion on residential advertising in 2019, based on the most recent forecast from Borrell Associates released in 2019. In addition, U.S. real estate developers will spend an estimated $715 million on residential advertising in 2019, also based on the most recent forecast from Borrell Associates released in 2019.
Based on current purchase criteria, which considers home value, square footage, year built and other parameters, if Zillow Offers were available in the top 200 metro areas in the U.S., sellers of nearly half of the existing homes sold in 2018 across the entire nation, or approximately 2.7 million homes, would have been eligible to receive offers from Zillow to buy their home.
Home Financing—According to a forecast from the Mortgage Bankers Association published in January 2019, approximately 4.2 million U.S. residential mortgage purchase originations occurred in 2018 for a total value of $1.2 trillion. Based on quarterly performance data released by the Mortgage Bankers Association, estimated annual production revenue by purchase loan originators was approximately $44 billion in 2018. U.S. residential mortgage providers will spend approximately $7.1 billion in 2019 marketing their services and loan products to mortgage borrowers, based on the most recent forecast from Borrell Associates released in 2019.
Rentals—In the United States, there are 106.5 million people residing in rental housing units, according to data published by the U.S. Census Bureau in 2018. Approximately 66% of movers in 2018, or 21.4 million people, were renters, according to the U.S. Census Bureau migration data published in November 2018.
In the third quarter of 2018, there were approximately 46.8 million rental housing units in the United States, with a national vacancy rate of 7.1%, according to data published by the U.S. Census Bureau in October 2018. According to data published by the U.S. Census Bureau from the 2015 Rental Housing Finance Survey, approximately:

•	26.8% of rental units (12.5 million) are located in buildings with 50 or more units;

•	8.6% of rental units (4.0 million) are located in buildings with 25 to 49 units;

•	10.4% of rental units (4.9 million) are located in buildings with 5 to 24 units;

•	13.7% of rental units (6.4 million) are located in small multi-family structures of 2-4 units;

•	40.6% of rental units (19.0 million) are 1-unit structures.
According to an IBISWorld industry report on property management in the United States published in 2018, residential landlords spend an estimated $44.0 billion on property management services annually. Based on the most recent forecast from Borrell Associates released in 2019, U.S. rental property managers will spend an estimated $2.7 billion on advertising in 2019, which excludes lease concessions.
Highly Fragmented, Local and Complex Market
The market for residential real estate transactions and home-related services is highly fragmented, local and complex. Each home has unique characteristics, including location, value, size, style, age and condition. Each consumer approaches home-related transactions with a personal set of objectives, priorities and values. Real estate professionals generally operate in local markets, often as independent contractors with different experiences and skills. These conditions create challenges for consumers and real estate, rental and mortgage professionals alike. Consumers are challenged to find information about homes and to find real estate, rental and mortgage professionals who fit their individual needs. Real estate, rental and mortgage professionals are challenged to efficiently advertise their services and identify new clients, nurture those clients through to transactions, and to measure the effectiveness of their marketing efforts.
Preeminent Role of Mobile Devices in Lives of Consumers
Consumers are increasingly turning to mobile devices to access real estate information and services via the internet, as well as to complete transactions. With the widespread adoption of mobile and location-based technologies, consumers increasingly expect home-related information and the ability to transact to be available via their mobile devices where, when and how they want it. According to Comscore data published in December 2018, Zillow Group brands represent nearly three quarters of market share of all mobile exclusive visitors to the real estate category. More than two-thirds of our flagship brand Zillow’s usage occurs on a mobile device. We believe that the technological platform shift from desktop computers to mobile devices benefits technology leaders like Zillow Group that are quick to innovate.
Competitive Advantages
We believe we have the following competitive advantages:

•
Powerful Brand and Scale. We have established a powerful brand identity that includes a portfolio of the largest and most vibrant brands, and we have built a large user community. The majority of our traffic comes direct, not dependent on search engines, with demonstrated consumer intent to visit Zillow Group’s brands. Traffic to Zillow Group brands’ mobile applications and websites reached a seasonal peak of more than 195 million monthly unique users in July 2018, an increase of 4% year over year. Visits to Zillow Group brands’ mobile applications and websites, including Zillow, Trulia, StreetEasy and RealEstate.com, increased 14% to 7,182.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. For additional information regarding unique users and visits, see “Unique Users” and “Visits” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•
Inimitable Database of Homes. Our living database of homes is the result of years of substantial investment, sophisticated economic and statistical analysis, complex data aggregation and millions of user contributions. Our dynamic and comprehensive living database includes detailed information on more than 110 million U.S. homes, and includes homes for sale by third party sellers, homes for sale owned by Zillow, homes for rent and recently sold, as well as properties not currently on the market. This database is central to the value we provide to consumers and real estate, rental and mortgage professionals. It contains extensive information that users can search, through an easy-to-use interface, to identify, analyze and compare homes. Our database is relevant to a broad range of users, including buyers, sellers, renters, homeowners, real estate agents and other real estate professionals. It includes information such as:

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
We refer to the database as “living” because the information is continually updated by the combination of our proprietary algorithms, synthesis of third-party data from hundreds of sources, and through improvements by us and, importantly, by our community of users. User-generated content from owners, agents and others enriches our database with photos, videos, and additional property information. Individuals and businesses that use Zillow’s mobile applications and websites have updated information on more than 80 million homes in our database, creating exclusive home profiles not available anywhere else. Our inimitable database enables us to create content, products and services not available anywhere else, and attracts an active, vibrant community of users. As of December 31, 2018, we had published more than 4.4 million reviews, including more than 3.7 million reviews of local real estate agents and approximately 649,000 reviews of mortgage professionals submitted by our users on Zillow.

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

•
Mobile Leadership and Monetization. We have developed and operate the most popular suite of mobile real estate applications across all major platforms. For example, on our flagship Zillow brand, during December 2018, nearly 880 million homes, or 328 homes per second, were viewed on a mobile device. More than two-thirds of our flagship brand Zillow’s usage occurs on a mobile device. We operate one of the most popular suites of mobile real estate applications with more than fifty applications across all major mobile platforms. We monetize our marketplace business on our mobile platform in the same way we do on our web platform.

•
Independent Market Positions and Consumer Focus. Zillow Group has been built independent of any real estate industry group. We maintain an unwavering commitment to giving consumers free access to as much useful information as possible. We provide information, products and services, designed to empower consumers to make informed decisions about homes and the residential real estate market. We believe our independence enables us to create compelling products and services with broad consumer appeal.

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

•
Consumer-Oriented Mortgage Marketplace. Unlike other sources of mortgage rate quotes, consumers can anonymously submit mortgage loan information requests and receive an unlimited number of personalized mortgage quotes directly from hundreds of consumer-rated lenders, including MLOA, through which we originate mortgages. Because we operate this marketplace as part of our real estate home shopping experience, we can efficiently attract motivated users to the marketplace and prioritize the consumer’s experience. For the year ended December 31, 2018, there were approximately 25.4 million mortgage loan information requests submitted on Zillow Group platforms by consumers.

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

•
Proven Management Team. We believe the broad experience and depth of our management team are distinct competitive advantages in the complex and evolving industry in which we compete. The Zillow Group management team has a mix of extensive experience building successful consumer internet companies and real estate and mortgages businesses. We believe the collective skills and experiences of our executives provide our management team with immense strategic insight and ability.

Growth Strategies
Our growth strategies are:

•
Improve the Home-Related Transaction Experience for the Consumer. Maintain our unwavering focus on empowering consumers with information and products and services that they love to use to make home-related decisions. Develop seamless end-to-end technology offerings that meet the ever-changing expectations of today’s consumers in an on-demand economy, with a goal of earning consumers’ preference for Zillow Group products and services across all stages of the home lifecycle.

•
Grow our Audience and Increase Engagement Across all Brands. Expand our targeted marketing and advertising programs, public relations, social media initiatives and content distribution to efficiently increase consumer awareness across all brands in our portfolio. Increase footprint via international expansion, as well as into local markets with new products and services. Launch new brands, products and services that target specific demographics or geographies.

•
Continuously Provide Growth Opportunities for Residential Real Estate Agents and Brokers, Home Builders, Rental Property Managers, and Mortgage Lenders. Provide real estate, rental and mortgage professionals participating in our marketplaces continuous opportunities to grow their respective businesses and increase transactions by creating opportunities for high-quality consumer-initiated connections. Support participating professionals by developing a broad variety of marketing software, technology solutions, productivity tools and other support services to help those professionals manage and grow their businesses and personal brands.

•
Deepen and Expand Our Marketplaces Across the Lifecycle of Homes. Deepen and expand our platform beyond advertising services for real estate, rental and mortgage professionals through direct market participation, by purchasing homes from, selling homes to, and originating mortgages for consumers. In the future, develop other ancillary products and services to address friction in residential real estate transactions for consumers and industry professionals. Also, pursue commercial relationships and acquisitions to strengthen our market position, enhance our technology offerings and accelerate our growth.

•
Leverage our Data Advantage. Enhance the information in our database of more than 110 million homes, and use it as the foundation for new analyses, insights and tools that inform strategic decisions. Our living database of homes provides a foundation on which we can build new consumer and professional marketplaces in other home-related categories. Our unmatched audience size and traffic pattern data also provides us with a competitive advantage.

Real Estate Products and Services
We provide advertising products and services for real estate, rental and mortgage professionals that enable them to create and promote useful content for consumers. Additionally, in 2018 we introduced new services to enable consumers to directly buy and sell homes through our Zillow Offers program and to help consumers finance real estate transactions through our acquisition of MLOA.
Premier Agent and Premier Broker Programs
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
We primarily offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Payment is received prior to the delivery of impressions. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code. The cost per impression that we charge is dynamic - as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased accordingly.
In April 2018, we began testing a new form of lead validation and distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers represents both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. When consumers who are interested in connecting with a real estate professional do not select a specific Premier Agent or Premier Broker advertisement on one of Zillow Group’s mobile applications or websites, the validated consumer leads will be distributed to Premier Agents and Premier Brokers in proportion to their share of voice. We believe distributing validated consumer connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We substantially completed the nationwide adoption of this new lead distribution model in the fourth quarter of 2018.

In October 2018, we began testing a new Flex Pricing model for Premier Broker and Premier Agent advertising services in limited markets. With the Flex Pricing model, Premier Brokers and Premier Agents are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads.
Zillow Group Rentals
Zillow Group continues to develop its rental marketplace across mobile applications and websites, that serve both consumers and rental professionals. Zillow Group Rentals is the largest rental network on the internet and includes listing distribution across Zillow, Trulia and HotPads, reaching millions of rental shoppers each month. Zillow Group Rentals advertisers gain access to the leading technology and marketing platform that connects rental properties with consumer contacts and, beginning in 2018, to tools to effectively convert contacts into tenants, including through a rental applications product.
Mortgages
We offer two mortgage advertising products – Connect (formerly known as “Long Form”) and Custom Quotes. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive contacts based on data such as location and customer reviews. In our Custom Quotes mortgage marketing platform, lending institutions display their mortgage rates directly to consumers who are shopping for refinance and purchase rates. In Custom Quotes, consumers request free, personalized quotes in response to their submission of limited anonymous data, such as specific loan amount, zip code, purchase price or estimated home value, and credit score. Consumers decide if and when to contact the mortgage professionals who provide quotes. For the year ended December 31, 2018, there were approximately 25.4 million mortgage loan information requests submitted on Zillow Group platforms by consumers through Connect and Custom Quotes. User-generated ratings and reviews of mortgage professionals are provided as a powerful tool to help consumers shop for their loans. Our Connect and Custom Quote services are operated by our wholly owned subsidiary, Zillow Group Marketplace, Inc. (formerly Zillow Group Mortgages, Inc.), a licensed mortgage broker, pursuant to a support services agreement.
In October 2018, we completed the acquisition of MLOA, a licensed mortgage lender. This acquisition is consistent with our strategy of moving further down funnel and closer to the real estate transaction to create better consumer experiences. Thus, beginning in the fourth quarter of 2018, Zillow’s suite of products now includes mortgage originations. This acquisition will allow Zillow to streamline and shorten the home-buying process for consumers who purchase homes through Zillow Offers.
Zillow Group New Construction
Zillow Group’s new construction marketing platform, Promoted Communities, allows home builders to showcase their available inventory to our millions of in-market home shoppers across the web. Promoted Communities continues to drive discoverability for home builders through dynamic listings of their available lots, plans, spec homes, and community details pages, while our Builder Boost products with Precision Targeting let home builders enhance their community’s presence on Zillow, Trulia and Facebook®. Zillow Group marketing partners also receive exclusive access to robust data and consumer insights to help them make informed marketing decisions.
Zillow Offers
In 2017, we began testing the Zillow Instant Offers marketplace, a way for homeowners to sell their homes quickly by providing them with offers from investors and a comparative market analysis from a local real estate agent as an estimate for what the home might fetch on the open market. Beginning in April 2018, Zillow discontinued the Instant Offers marketplace and launched the Zillow Offers service, which allows homeowners to either sell their home directly to Zillow or have Zillow connect them with a Premier Agent to assist in the sale of their home through a traditional listed transaction. If a homeowner accepts an offer from Zillow Offers, Zillow buys the house, makes certain repairs and updates, and then lists it for sale on the open market. The Zillow Offers service provides sellers with certainty, control, and convenience, allowing them to avoid the many complexities of a traditional residential sale process. As of December 31, 2018, Zillow Offers was buying and selling homes in 5 metropolitan areas across the U.S.
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
To improve the accuracy of our Zestimates, our algorithms automatically remove or reconcile data that would otherwise inappropriately skew the valuation rules. In addition, our algorithms will automatically generate a new set of valuation rules based on the constantly changing universe of data included in our database. This allows us to provide timely home value information on a massive scale, updated daily. In 2017, we announced Zillow Prize, a machine learning competition to improve Zestimate accuracy, with a grand prize of up to $1 million to the person or team who submits the most improved Zestimate algorithm model, and in January 2019, we awarded the $1 million prize to the winning team, which beat the Zillow benchmark model by approximately 13%.
We publicly disclose the accuracy of our Zestimates to further empower consumers in assessing a home’s value. The accuracy may be impacted by a variety of factors, including the amount of data about homes we have for a particular geographic area.
A Rent Zestimate is our estimated current monthly rental price of a home, computed using automated valuation models, similar to our Zestimates, which we have designed to address the unique attributes of a rental home. We estimate rental prices on approximately 100 million homes, including apartments, single-family homes, condominiums and townhomes. Our Rent Zestimates are updated daily.
Rich, Searchable Home-Related Data and Analysis
We provide consumers and real estate professionals with a rich set of home-related information. Through our mobile applications and websites, users can access detailed information about homes, including:

Value Information	Zestimate	Regional foreclosure statistics
	Zestimate Forecasts	Prior sale prices
	Rent Zestimate	Historical Zestimate values
	For sale price	Historical Rent Zestimate values
	Estimated mortgage payment	Zillow Home Value Index
	Estimated down payment	Zillow Home Value Index Forecasts
	Rental price	Tax-assessed value
	Make Me Move price	Property taxes paid
	Easy links to county assessor records	Price per square foot
Regional 12-month home value forecast

Home Details	Bedrooms	Number of stories
	Bathrooms	Number of units in building
	Square footage	Finished basement
	Lot size	Cooling system
	Year built	Heating system
	Property type	Heat source
	County	Fireplace
	Parcel number	Exterior material
	Legal description	Parking type
	Construction quality	Garage size
Location

Neighborhood Information	School district	School ratings
	Elementary school	Crime data
	Middle school	Transit access
	High school	Boundaries
	Neighborhood and school reviews	Photos
Amenities

For Sale Listing Details	Price	Days on Zillow or Trulia
	Listing agent information	MLS number
	Listing brokerage information	Foreclosure stage and type
	Link to listing source	Home overview description
	Property type and property features	Neighborhood name and description
	Open house dates and times	Coming Soon on market date
	Virtual tour	Community information for newly
	Video walkthroughs	constructed homes in developments
	Home photos	Building name and information
	Price reductions	3D tours

Rental Listing Details	Building name and number of stories	Property manager
	Rent amount and lease terms	Parking availability
	Application and deposit fees	Utilities and amenities
	Historical rental listings	3D tours
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

Our team of economists and statisticians generates unbiased local and national real estate data and analysis on 933 metropolitan areas and approximately 15,000 individual neighborhoods that we provide to consumers and real estate, rental and mortgage professionals at no cost. This gives our users access to local market trends and data, such as home price cuts, list to sale price ratio and foreclosure data that was historically not easily obtained, if available at all. Users can compare these metrics across neighborhoods and different time periods using our real-time charting and filtering.
For Sale and Rental Listings
We provide comprehensive for sale and rental listings through relationships with real estate brokerages, real estate listings aggregators, multiple listing services, apartment management companies, home builders, and other third parties. In addition, we provide consumers with access to exclusive home listings, such as our Make Me Move listings, which are a homeowner’s posted price at which they would be willing to move. We also show listings that may not be available on other sources, including for sale by owner, pre-market inventory, including our Coming Soon listings, New Construction listings and rental listings as well as listings that are owned by Zillow through the Zillow Offers program and which are available for sale.
Marketplace of Real Estate Agents
We present consumers with ratings and contact information for the listing agent and local buyer’s agents alongside home profiles and listings for homes to assist them in evaluating and selecting the real estate agent best suited for them. We enhance this offering by providing an online professional directory for consumers to search and contact real estate professionals that they might wish to engage. Our directory includes rich profiles of real estate professionals, including more than 3.7 million ratings and reviews provided by our users, allowing consumers to evaluate these agents based on a number of criteria, including neighborhood specialization and number of listings.
Marketplace of Mortgage Professionals
In our mortgages marketplace, consumers can answer a series of questions to find a local lender, and mortgage professionals receive contacts based on data such as location and customer reviews, or consumers can anonymously request free, personalized mortgage quotes from consumer-rated-and-reviewed mortgage professionals. Consumers can then choose to contact those mortgage professionals at their discretion. For the year ended December 31, 2018, there were approximately 25.4 million mortgage loan information requests submitted on Zillow Group platforms by consumers. More than half of consumers who submit a loan information request do so on a mobile device. As of December 31, 2018, we had published approximately 649,000 reviews of mortgage professionals submitted by our consumers.
Mobile Access
We operate one of the most popular suites of mobile real estate applications with more than fifty applications across all major mobile platforms. Our mobile real estate applications provide consumers and real estate, rental and mortgage professionals with location-based access to many of our products and services, including Zestimates, Rent Zestimates, for sale and rental listings and extensive home-related data. Through our mobile applications, for example, a consumer can learn about the home’s for-sale price, Zestimate, number of bedrooms, square footage and past sales, as well as similar information about surrounding homes. The consumer can connect with a real estate professional through our mobile applications to get more information or schedule a showing. For example, on our flagship Zillow brand, during December 2018, nearly 880 million homes were viewed on a mobile device, which equates to 328 homes per second.
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
At Zillow Group, marketing begins with effective product development, which then becomes amplified by impactful brand advertising and marketing communications. We create immersive consumer products that people want to use frequently, talk about and share. More recently, we also began creating products that alleviate the stress of activities like selling or buying a home, such as Zillow Offers. The engaging nature of our products enables us to execute compelling advertising campaigns integrated with our robust and viral communications program, which together comprise the primary drivers of our brand awareness and traffic acquisition efforts.

The communications team for our flagship Zillow brand includes former journalists who have established Zillow Group as an authoritative source for information on a broad range of home and real estate-related subjects. A typical week includes commentary from our real estate experts across dozens of national print and broadcast media outlets, guest opinion pieces or blog posts by our chief economists, and wide-ranging national and local media coverage of Zillow Group products, including Zillow Offers, listings, data and consumer tips.
In September 2018, we released the third annual Zillow Group Report on Consumer Housing Trends, which highlights our latest consumer research. The report has garnered the attention of media outlets such as the Wall Street Journal, New York Times, Fox Business, Associated Press and Money Magazine and serves to establish Zillow Group as the authority on residential real estate consumers and their needs, aspirations and challenges.
We focus substantial public relations effort around the marketing of our Zillow Real Estate Market Reports, which are in-depth reports produced by our economics and analytics bureau for 909 U.S. markets. Data is released on a monthly and quarterly basis, and the data is widely used by government entities such as the Federal Reserve and Congressional Oversight Panel, as well as regularly featured in respected media outlets such as the Wall Street Journal, New York Times, Bloomberg, Reuters and across numerous national network and cable news shows including CNBC, CNN, Fox News and Bloomberg. We believe the considerable effort we have spent on public relations and social media has allowed us to build large and credible brands.
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
Sales, Consumer Care and Customer Support
Our sales teams are responsible for generating customers across our mobile applications and websites.
Our largest sales teams sell our Premier Agent and Premier Broker products to real estate agents, and are located in Seattle, Washington, Denver, Colorado, Irvine, California, and New York, New York. We also have sales teams in Seattle, Washington, Denver, Colorado, New York, New York, and Irvine, California that sell our rental products to rental professionals. In addition, we have sales teams in Seattle, Washington and Lincoln, Nebraska that support sales in our mortgage marketplaces. We also have sales teams in Seattle, Washington, Denver, Colorado, and San Francisco, California that sell our new construction marketing solutions. We attract customers through a combination of outbound calling and inbound customer requests generated from our websites and event marketing activities. We also maintain field sales teams in San Francisco, California and New York, New York to specifically target larger advertising customers in the real estate and related content categories, such as real estate brokerages, home builders, lenders and home service providers, as well as advertisers in the telecommunications, automotive, insurance and other industries. Beginning in October 2018, as a result of our acquisition of MLOA, we maintain a team of loan origination officers in Overland Park, Kansas that support sales of mortgage originations.
We believe that consumer care and customer support are important to our success. Our consumer care and customer support teams are located in Seattle, Washington and Denver, Colorado. Our customer support team responds to commercial and technical issues from our advertisers, and our consumer care team responds to consumer issues from our user community. In addition, our Zillow Offers consumer care team works with consumers during the home selling process as the main point of contact for consumers, helping coordinate a transaction between the consumer and the local agent representing Zillow, or providing Premier Agents with listing appointment opportunities. The Zillow Offers consumer care teams are located in Seattle, Washington, Denver, Colorado, Atlanta, Georgia, and Dallas, Texas.
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
Research and development costs are expensed as incurred and are recorded in technology and development expenses. For the years ended December 31, 2018, 2017 and 2016, expenses attributable to research and development for our business totaled $298.1 million, $193.0 million and $170.1 million, respectively. We expect to continue making significant investments in research and development as we explore new ways to deliver greater value to our consumer users and advertiser customers. For information about our research and development costs, see Note 2 of the accompanying notes to our consolidated financial statements included within this annual report.
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
To deliver web and mobile Zillow Group brand content while ensuring scalability and redundancy, we utilize both third-party web services for cloud computing and storage and shared data centers in Seattle, Washington and Santa Clara, California.
Intellectual Property
We protect our intellectual property through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.
Our trademarks registered in the United States and several other jurisdictions include, but are not limited to, “Zillow,” “Trulia,” “Zestimate,” “Premier Agent,” “Make Me Move,” “Mortech,” “Marksman,” “Hotpads,” “StreetEasy,” “dotloop,” “Find Your Way Home,” “Naked Apartments,” “New Home Feed,” the Z in a house logo, the Trulia marker logo, as well as logos that correspond with several of our other trademarks. We also have filed other trademark applications, including an application for “Zillow Offers,” in the United States and certain other jurisdictions and will pursue additional trademark registrations to the extent we believe it will be beneficial and cost-effective.
We are the registered holder of a variety of domestic and international domain names that include, but are not limited to, “Zillowgroup.com,” “Zillow.com,” “Trulia.com,” “RealEstate.com,” “Mortech.com,” “HotPads.com,” “Streeteasy.com,” “DotLoop.com,” “Retsly.com,” “NakedApartments.com,” “BridgeInteractive.com,” “NewHomeFeed.com,” “Mortgagelendersofamerica.com,” and other similar variations. We view the strength of brand awareness and loyalty with respect to both our consumer- and business-facing brands as a key differentiator. As a result, our ability to protect these intellectual property assets is very important to our business.
We have 28 patents of varying lengths issued in the United States and internationally. These patents cover proprietary techniques that relate to determining a current value for a real estate property, performing summarization of geographic data points in response to zoom selection, the incorporation of individual aerial images and incorporating visual information into a master planar image, the collection, storage and display of home attribute values, providing for a multi-faceted search, and other proprietary techniques relevant to our products and services. Our Zestimate home valuation, for example, which we consider to be a significant competitive advantage with respect to consumer engagement, is currently protected by a patent. We have 47 patent applications pending in the United States and internationally, which seek to cover proprietary techniques relevant to our products and services. We intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.
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
Competition
We face competition to attract consumers to our mobile applications, websites, and services and to attract advertisers to purchase our advertising products and services.

Competition for Consumers
Our business model depends on our ability to attract consumers to our mobile applications, websites, and services and enhance their engagement with our products and services in a cost-effective manner. New entrants join the categories in which we operate at a rapid pace. Our competitors include companies that provide, or could develop, technology, products and services for real estate, rental, new construction and mortgage professionals and other residential real estate market participants, including operators of mobile applications and websites. We also compete with companies and individuals purchasing and selling homes in the metropolitan areas where we offer our Zillow Offers service and with companies originating mortgage loans in the states in which MLOA is a licensed lender. We compete for consumers primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, brand awareness and reputation, and the value we offer to home buyers and sellers. We believe we compete favorably on these factors.
Competition for Advertisers
We face intense competition from traditional and online or mobile media sources to attract advertisers. Online and on mobile, we compete with website operators dedicated to providing real estate, rental, new construction, and mortgage information and services to real estate professionals and consumers, local brokerage sites and major internet portals, general search engines, e-commerce, and social media sites, as well as other technology and media companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. We compete for advertising revenue based on perceived return on investment and perceived transaction readiness and overall quality of consumer leads, the effectiveness and relevance of our advertising products, pricing structure and our ability to effectively deliver types of ads to targeted demographics. We believe we compete favorably on these factors.
Government Regulation
We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are affected by a continually expanding and evolving range of local, state, federal, and international laws and regulations.
Our IMT segment, which includes the provision of advertising services, marketing software, and technology solutions to businesses and professionals primarily associated with the residential real estate, rental and mortgages industries, is subject to a variety of laws and regulations relating to the collection, use, and disclosure of data collected from our users, including those promulgated and enforced by the U.S. Federal Trade Commission and certain states, such as the California Consumer Privacy Act of 2018, which we expect to come into effect on January 1, 2020. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws.
By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. In addition, the real estate agents, mortgage professionals, banks, property managers, rental agents and certain of our other customers and advertisers are subject to various state and federal laws and regulations, including, but not limited to those relating to real estate, rentals and mortgages, which may impact their use of our mobile applications and websites. We endeavor to ensure that any content created by Zillow Group is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and consumers for their activities through, and the content they provide on, our mobile applications and websites.
Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Marketplace, Inc. (formerly Zillow Group Mortgages, Inc.), a licensed mortgage broker, and in October 2018 we completed the acquisition of MLOA, a licensed mortgage lender, through which we originate residential mortgages. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Bureau of Consumer Financial Protection (“BCFP”) and other federal agencies. Zillow Group Marketplace, Inc. and MLOA are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker and licensed mortgage lender, respectively, including numerous consumer protection laws.
As a buyer and seller of residential real estate through our Zillow Offers business, we may be subject to additional local, state and federal laws and regulations governing such transactions, including those administered by the BCFP, the Department of Housing and Urban Development, and the states and municipalities in which we transact.

The real estate, mortgages, and rentals industries in which we operate and provide services are subject to significant state, local and federal laws and regulation, and certain of our activities may be deemed to be covered by these industry-specific laws and regulations. Since the laws and regulations governing real estate, rentals and mortgages are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may have to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future. See “Risk Factors” for a discussion of our regulatory risks.
Employees
As of December 31, 2018, we had 4,336 full-time employees.
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
Our current financial model depends in due part on revenue generated primarily through sales of advertising products and services to real estate agents and brokerages, rental professionals, mortgage professionals, home builders, and other advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including how successfully we can:

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
Premier Agent revenue, derived from our flagship Premier Agent program and Premier Broker program, accounted for 67% of total revenue for the year ended December 31, 2018. This level of revenue concentration suggests that even modest decreases in individual agent advertiser spending across the advertiser population, caused by actual or perceived decreases to return on investment, preference for a competitive service, or other factors, could have a significant negative impact on our results of operations. We do not have long-term contracts with most of our advertisers. Our advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. For example, our auction-based account interface for Premier Agent advertisers allows agent advertisers to independently control the duration of their advertising commitments. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. In addition, we continually evaluate and utilize various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms. In 2016, for example, we implemented a new auction-based pricing method for our Premier Agent products, and in the second quarter of 2018, we began testing a new form of lead validation and distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers represents both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. These changes combined with other market factors led to an increase in cost-per-lead and a decrease in leads delivered to certain advertisers in the third quarter of 2018, which resulted in higher than expected advertiser churn. Future changes to our pricing or lead delivery methodologies for advertising services or product offerings may cause advertisers to reduce or end their advertising with us or negatively impact our ability to manage revenue opportunities. If advertisers reduce or end their advertising spending with us, or if we are unable to effectively manage inventory and pricing, our advertising revenue and business, results of operations and financial condition would be harmed.
If We Do Not Innovate or Provide High-Quality Products and Services on Mobile and the Web That Are Attractive to Our Users and to Our Advertisers, Our Business Could Be Harmed.
Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make our mobile applications, websites and other products and services useful for consumers and real estate, rental and mortgage professionals, and attractive to our advertisers. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products and services, adapt to changes in technology, and support new devices and operating systems. If we are unable to provide products and services that users, including real estate professionals, want to use, on the devices they prefer, then users may become dissatisfied and use competitors’ mobile applications, websites, products and services. If consumers begin to access real estate information and services through other media and we fail to innovate, our business may be negatively impacted. If we are unable to continue offering high-quality, innovative products and services, we may be unable to attract additional users and advertisers or retain our current users and advertisers, which could harm our business, results of operations and financial condition.
We Face Competition for Consumers in the Real Estate Category, Which Could Impair Our Ability to Attract Users of Our Mobile Applications, Websites and Other Products and Services, Which Would Harm Our Business, Results of Operations and Financial Condition.
Our business model depends on our ability to continue to attract consumers to our mobile applications, websites and other services and enhance their engagement with our products and services in a cost-effective manner. New entrants continue to join the category at a rapid pace. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental, new construction and mortgage mobile applications and websites. Such competitors range from companies offering traditional offline advertising media, like newspapers, to new mobile- or web-only technology companies. These companies could devote greater financial, technical and other resources than we have available to sales, advertising, or research and development, have a more accelerated time frame for deployment, or leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are not able to continue to attract consumers to our mobile applications, websites and other services, our business, results of operations and financial condition would be harmed.
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
The industry for residential real estate technology, information marketplaces, services, and advertising is dynamic, and the expectations and behaviors of consumers and professionals shift constantly and rapidly. We continue to learn a great deal about the behaviors and objectives of residential real estate market participants as the industry evolves and are investing significant resources to develop, test, and launch products and services to address the needs of the market and improve the homebuying, selling, financing, building, and renting experience. Changes or additions to our products and services may not attract or engage our users, and may reduce confidence in our products and services, negatively impact the quality of our brands, upset other industry participants, expose us to increased market or legal risks, subject us to new laws and regulations, or otherwise harm our business. For example, our Zillow Offers service, which allows home sellers to request an offer from Zillow to purchase their home, may not engage home sellers as we think it will. Further, if we do not realize the benefits we expect from strategic relationships we enter into, including for example, the generation of additional advertising revenue opportunities, our business could be harmed. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel, and other resources to pursue strategies that do not, ultimately, prove effective such that our results of operations and financial condition may be harmed.
Zillow Offers Could Fail to Achieve Expected Results and Cause Harm to Our Financial Results, Operations, and Reputation.
Beginning in April 2018, Zillow purchases homes, makes certain repairs and updates, and attempts to sell the homes back into the market through its Zillow Offers service (the “Homes business”). This initiative may expose us to a variety of financial, legal, and reputational risks. The success of the Homes business depends in part on our ability to efficiently acquire, renovate, and sell properties. In determining whether to purchase a property, we may make assumptions, including the estimated time from purchase to sale, update costs, market conditions and potential resale proceeds, closing costs, and holding costs. These assumptions may be inaccurate. Our estimates of what homes are worth may not be accurate, and we may pay more for homes than the price at which we are able to resell them. In addition, we may not timely discover latent home construction or environmental hazards or other issues which may decrease the value of properties we own. As a result, we may not be able to resell them for the price we anticipated or at all. Further, homes we purchase may suffer decreases in value due to natural disasters, catastrophic events, or other forces outside of our control. The homes we own may not be insured against all damages and losses.
We may compete with other purchasers for the acquisition of properties, and some of those competitors may be willing to pay more for such homes than we are or have greater financial or other resources than we do. Competition for the purchase of homes may result in our purchase of fewer properties, higher purchase prices, and lower margins - or losses - realized on the sale of our homes.
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
The actual or perceived quality of the homes we sell may be poor due to factors both within and beyond our control, such as our decision to make certain upgrades but not others and latent defects in properties of which we are not aware. Properties may experience unsafe conditions while we own them or soon after we resell them, which may cause harm to person or property. We may be subject to new legal, regulatory, local ordinance, and other requirements, as well as disputes with consumers, service providers, and others arising from our purchase, renovation, or resale of properties. These and other factors may reduce consumer confidence in our services and negatively impact our business reputation.
We use local and national third-party vendors and service providers to make upgrades to and perform maintenance on homes, and we can provide no assurances that we will have uninterrupted or unlimited access to their services or that we will be able to effectively control the timing and costs of their projects. If we do not select and maintain appropriate third parties to provide these services, our reputation and financial results may suffer.
We attempt to ensure that our properties are adequately insured to cover casualty losses while we hold them. However, there are certain losses, including losses from floods, fires, earthquakes, wind, pollution, certain environmental hazards, security breaches, and others for which we may not be insured because it may not be deemed economically feasible or prudent to do so, among other reasons. Any losses resulting from lack of insurance coverage could cause our financial results to suffer.
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
In October 2018, we completed the acquisition of Mortgage Lenders of America, L.L.C. (“MLOA”), a licensed mortgage lender. This acquisition and our operation of a mortgage lending business may expose us to a variety of financial, legal, and reputational risks. MLOA has historically funded its lending operations using its warehouse credit facilities, intending to sell all loans and corresponding servicing rights to third-party financial institutions after a holding period. Sales of loans to third parties are subject to origination quality standards, investor guidelines, and applicable laws, and these institutions still retain contractual and other rights to reject the loans after they are sold. If MLOA is unable to sell its loans or is required to repurchase the loans from third parties due to representation and warranty or other claims, MLOA may be required to hold the loans for investment or sell them at a discount.
Additionally, for residential mortgage loans that we originate, MLOA is required to comply with complex mortgage regulations, laws, and third-party guidelines. Borrowers may allege that the origination of the loans did not comply with applicable laws or regulations in one or more respects and assert such violation as an affirmative defense to payment or in an action seeking statutory and other damages in connection with such violation. If we are not successful in demonstrating that the loans in dispute were originated in accordance with applicable statutes and regulations, we could become subject to monetary damages and other civil penalties. Similarly, the third-party financial institutions to whom we sell the loans may claim that the origination of the loans did not comply with the terms of our agreements or applicable guidelines, laws or regulations, and may require MLOA to repurchase loans upon discovery of a breach. In addition, the government sponsored entities that insure some of the loans that MLOA originates may allege that the loans do not comply with the terms of their programs or applicable guidelines, laws or regulations, and may require MLOA to indemnify them for losses incurred in connection with such loans.
Historically, MLOA has offered a limited number of mortgage products to consumers under conventional and government guaranteed loan programs. If these programs do not meet the financing needs of our consumers, and we do not adapt to market changes and consumer preferences, consumers may opt to obtain financing from other lenders who offer different or more competitive loan products, including second mortgages, reverse mortgages, home equity lines of credit, or higher priced mortgage loans. Similarly, if any of the government sponsored entities amend the terms of an existing loan program, cease offering the program, limit our ability to use the program in connection with our Zillow Offers business, or revoke the authority of MLOA to offer such programs, we may have to make changes to or discontinue the mortgage products that we offer, which may negatively affect our business.

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
Our recent entry into the mortgage lending business may also cause a negative reaction within the mortgage industry, including among some of our mortgage advertisers, which could harm our reputation, results of operations and financial condition.
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
Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Marketplace, Inc. (formerly Zillow Group Mortgages, Inc.), a licensed mortgage broker, and in October 2018 we completed the acquisition of MLOA, a licensed mortgage lender, through which we originate residential mortgages. Zillow Group Marketplace, Inc. and MLOA are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker and licensed mortgage lender, respectively. Further, due to the geographic scope of our operations and the nature of the services we provide, we maintain real estate brokerage, mortgage broker, and mortgage lender licenses in certain states in which we operate, including in connection with Zillow Offers. In connection with such licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state and federal real estate and mortgage licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, or our business operations in that state may be suspended or prohibited. Compliance with these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.
Natural Disasters and Catastrophic Events May Disrupt Real Estate Markets and our Business.
The occurrence of a significant natural disaster or other catastrophic event, such as earthquake, hurricane, fire, flood, terrorist attack or other similar event, may damage or disrupt our operations, local and regional real estate markets or economies, and negatively impact our business, results of operations and financial condition. Our largest offices are located in Seattle, Washington, Denver, Colorado, and San Francisco, California, and our mortgage origination business is located in Overland Park, Kansas; an earthquake or other natural disaster in any of these cities could disrupt our engineering, sales and/or mortgage origination teams and equipment critical to the operation of our business. Similarly, a significant natural disaster or other catastrophic event in any major U.S. city could negatively impact a large number of our advertisers and users, and cause a decrease in our revenue or traffic. For example, in connection with the hurricanes and wildfires that occurred during the second half of 2017, we worked closely with our Premier Agents and other advertisers in affected areas to help manage their advertising budgets, and we provided relief initiatives, which included billing credits and other forms of advertiser assistance. We also experienced a temporary decline in traffic to our mobile applications and websites from consumers in impacted areas during September 2017. Though our relief initiatives and the temporary decline in traffic did not have a material impact on our results of operations and financial condition for 2017, our results of operations and financial condition may be negatively affected by natural disasters in the future. In addition, through Zillow Offers, Zillow purchases, updates and sells homes in certain metropolitan areas, and through MLOA, we originate loans in over 40 states. The occurrence of a natural disaster or other catastrophic event in any of these localities could have a significant negative impact on those real estate markets and the success of our Homes and mortgage origination businesses in the affected regions.
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
If We Fail to Manage Our Growth and Multi-Brand Portfolio Effectively, Our Reputation, Results of Operations and Business Could Be Harmed.
We have experienced rapid and significant growth in our headcount and related operations, including as a result of the February 2015 Trulia acquisition and other acquisitions. We have also acquired or launched several new business-to-consumer and business-to-business brands in recent years, including the October 2018 acquisition of MLOA, a consumer-facing mortgage lending business, the April 2018 launch of Zillow Offers, the 2017 acquisition of New Home Feed, a listing management technology company, and the launch of OutEast.com, a consumer-facing website for real estate in the Hamptons. This growth adds complexity to business operations, including internal controls and compliance, and places substantial demand on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture, and successfully manage a diverse portfolio of brands. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

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
For example, during the year ended December 31, 2018, we recognized a non-cash impairment charge of $10.0 million related to a June 2017 equity investment and a non-cash impairment for $69.0 million related to the indefinite-lived Trulia trade names and trademarks intangible asset.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business, results of operations and financial condition.
Our Fraud Detection Processes and Information Security Systems May Not Successfully Detect All Fraudulent Activity by Third Parties Aimed at Our Employees or Users of Our Mobile Applications and Websites, Which Could Adversely Affect Our Reputation and Business Results.
Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with users of our mobile applications and websites by, for example, posting fake real estate listings on our sites and attempting to solicit personal information or money from users, and by engaging with our employees by, for example, making fake requests for transfer of funds. With the addition of our Zillow Offers and mortgage lending businesses, we now make a large number of wire transfers in connection with loan and real estate closings. Though we have sophisticated fraud detection processes and have taken other measures to identify fraudulent activity on our mobile applications, websites and internal systems, we may not be able to detect and prevent all such activity. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Persistent or pervasive fraudulent activity may cause users and advertisers to lose trust in us and decrease or terminate their usage of our products and services, or could result in financial loss, thereby harming our business and results of operations.
We Are Subject to Multiple Risks Related to the Credit Card and Debit Card Payments We Accept.
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
Our products and services involve the transmission, processing, and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers, financial account information, and credit card information. For example, our dotloop real estate transaction management software stores sensitive personal and financial information, our Mortech mortgage product and pricing software for mortgage professionals processes social security numbers, our rental applications product allows consumers to obtain credit and background checks containing sensitive personal and financial information, and MLOA, our mortgage origination business, receives, handles and transmits highly sensitive personal and financial information about its borrowers. Security breaches and administrative or technical failures could expose us to a risk of data loss or exposure, including both consumer and customer data as well as intellectual property and other confidential business information, which could result in potential significant liability and litigation. Like all mobile application and website providers, our mobile applications and websites are vulnerable to computer viruses, break-ins, phishing attacks, or other attacks, any of which could lead to loss of critical data or the unauthorized disclosure or use of personal or other confidential information. Further, outside parties may attempt to fraudulently induce employees, officers, directors, users or advertisers to disclose sensitive information in order to gain access to our information or our users’ or advertisers’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to user error, malfeasance or other disruptions. If we experience compromises to our security that result in the loss or unauthorized disclosure of confidential information, our users and advertisers may lose trust in us, users may decrease the use of our mobile applications or websites or stop using our mobile applications, websites, or services in their entirety, advertisers may decrease or stop advertising on our mobile applications or websites, and we may be subject to legal claims, government investigation and additional state and federal legal requirements.
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
To deliver web and mobile Zillow Group brand content while ensuring scalability and redundancy, we utilize both third-party web services for cloud computing and storage and shared data centers in Seattle, Washington and Santa Clara, California.
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
We Rely Upon Certain Third-Party Services to Support Critical Functions of Our Business and Any Disruption of or Interference with our Use of those Third -Party Services Could Adversely Impact Our Operations and Our Business.
A limited number of third-party services support essential functions of our business, including Amazon Web Services (“AWS”) and certain other Software-as-a-Service technologies hosted by third parties (“SaaS Services”). AWS provides us with a distributed computing infrastructure platform for business operations, which is commonly referred to as a “cloud” computing service. Certain of our computer systems utilize data processing, storage capabilities and other services provided by AWS, and we currently run the vast majority of computing to power our mobile applications, websites, and other technology products and services on AWS. In addition, we use SaaS Services to support important functions of our business, including enterprise resource planning and customer relationship management. We store a significant amount of information about our users, customers, employees, and business on AWS and in the SaaS Services, and we rely on these third-party service providers to provide services on a timely and effective basis. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations. In light of our reliance on AWS and SaaS Services, coupled with the complexity of obtaining replacement services, any disruption of or interference with our use of these third-party services could adversely impact our operations and business.
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
With offices and owned properties located throughout the United States and an office in Vancouver, British Columbia, we are currently subject to a variety of, and may in the future become subject to additional, international, federal, state, and local laws that are continuously evolving and developing, including laws regarding the real estate, rental and mortgage industries, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act, the Canadian Anti-Spam Law, the Personal Information Protection and Electronic Documents Act, along with employment laws, including those governing wage and hour requirements; in connection with Zillow Offers, laws addressing the purchase, upgrade, and sale of homes, including those governing hazardous substances; and in connection with Mortgage Lenders of America, laws and regulations governing mortgage loan origination activities. These laws are complex and can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction.
If we are unable to comply with these laws or regulations in a cost-effective manner, we may modify impacted products and services, which could require a substantial investment and loss of revenue, or cease providing the impacted product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties, and other losses.
We assist with the processing of customer credit card transactions and consumer credit report requests, originate mortgage loans, buy and sell homes, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. For example, the recently enacted California Consumer Privacy Act, which will become effective on January 1, 2020, will impose restrictions on companies’ use of personal data. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the third-parties that we engage with to provide processing and screening services violate applicable laws and regulations.
We are From Time to Time Involved In, or May In the Future be Subject to, Claims, Suits, Government Investigations, and Other Proceedings That May Result In Adverse Outcomes.
We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, mortgage lending, real estate, environmental, data protection or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our users, shareholder derivative actions, purported class action lawsuits, and other matters, including those matters described in Part II, Item 8 in Note 19 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.
In some instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and they may be unable to, or fail to, fulfill such obligations. If such third parties failed to indemnify us, we would be financially responsible, which could adversely affect our financial condition and cash flow. For example, on October 31, 2018, Zillow Group’s wholly owned subsidiary, ZGM Holdco, Inc., acquired MLOA by way of purchase of the then-outstanding equity of MLOA. Prior to the acquisition, on February 2, 2018, a former MLOA employee, Beau Charbonneau, filed a complaint against MLOA in United States District Court for the District of Kansas. The complaint alleges, among other things, that MLOA improperly classified its team leader roles as exempt from the overtime provisions of the Fair Labor Standards Act and that it failed to pay its loan officers for all hours worked in excess of 40 hours in any work week. The complaint also asserts wage-related claims under the Kansas Wage Payment Act and under Kansas common law. On December

6, 2018, the court issued an order conditionally certifying the case as a collective action under the Fair Labor Standards Act and authorized the plaintiff’s attorneys to send notice of the case to impacted team leaders and loan officers advising them of the case and their opportunity to join as a plaintiff. The court has not made any determinations regarding the merits of the claims asserted in the complaint, nor has it found that the matter should be tried as a collective or class action. Zillow Group and its affiliates are indemnified for losses incurred in connection with this matter by certain of the prior stockholders of MLOA. Additionally, in accordance with the equity purchase agreement governing the acquisition of MLOA, any costs incurred related to this matter will be paid directly by those same certain prior stockholders of MLOA. Although we do not believe a loss to Zillow Group is probable, should the sellers of MLOA fail to indemnify us for losses related to this matter, our financial condition may be negatively impacted.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These requirements could strain our systems and resources. The Exchange Act also requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. For example, new revenue recognition guidance was issued by the Financial Accounting Standards Board (“FASB”), which we adopted on January 1, 2018, requiring additional personnel time and other costs to implement. In addition, we are investing additional personnel time and other costs to implement new guidance on leases, which we adopted on January 1, 2019. Sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join us and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and could make it difficult to manage our business, which could harm our business, results of operations, financial condition and cash flows. In addition, if we identify any material weaknesses in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our capital stock to decline.
Risks Related to Our Financial Statements
We Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.
We have incurred significant net operating losses in the past and, as of December 31, 2018, we had an accumulated deficit of $671.8 million. Although we have experienced significant growth in revenue, our revenue growth rate may decline in the future as the result of a variety of factors, including the maturation of our business. At the same time, we also expect our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, including with respect to:

•	expansion of Zillow Offers

•	expansion of our mortgage origination business

•	product development;

•	sales and marketing;

•	technology infrastructure;

•	strategic opportunities, including commercial relationships and acquisitions; and

•	general and administrative expenses, including legal and accounting expenses related to being a public company.
These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business and to manage our expenses, we may incur significant losses in the future and not be able to achieve or maintain profitability.

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
We May Need to Raise Additional Capital to Grow Our Business and We May Not Be Able to Raise Additional Capital on Terms Acceptable to Us, or At All.
Growing and operating our business, including through the development of new and enhanced products and services, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. For example, our Homes business will require significant cash to acquire, update and sell homes. We entered into two revolving credit facilities, one in July 2018 and another in January 2019, to support operations of the Homes business. In addition, our mortgage lending business will require significant cash to originate mortgages Our acquisition of MLOA in October 2018 also includes the assumption of warehouse facilities to finance its mortgage origination activities. Financing arrangements we pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions, that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.
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
We are subject to federal and state income taxes in the United States and in Canada. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. For example, On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain untaxed earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and how AMT credits are utilized; and (5) the additional limitations on deducting executive compensation under IRC section 162(m); and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
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
As of December 31, 2018, we had federal net operating loss carryforwards of approximately $1,081.7 million, state net operating loss carryforwards of approximately $32.5 million (tax effected), and net tax credit carryforwards of approximately $48.8 million. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with our February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards.
Risks Related to Ownership of Our Common and Capital Stock and Debt Instruments
Our Class A Common Stock and Class C Capital Stock Prices May Be Volatile, and the Value of an Investment in Our Class A Common Stock and Class C Capital Stock May Decline.
An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, since shares of our Class A common stock began trading in February 2015, the closing price of our Class A common stock has ranged from $17.06 per share to $65.21 per share (adjusted for the August 2015 stock split effected in the form of a dividend) through December 31, 2018. Since shares of our Class C capital stock began trading in August 2015, the closing price of our Class C capital stock has ranged from $16.01 per share to $65.57 per share through December 31, 2018. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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
Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2018, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 31.5% and 20.5%, respectively, of the voting power of our outstanding capital stock.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We have various operating leases for office space, which are summarized as of December 31, 2018 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters for Zillow Group	307,237	2024
San Francisco, California	General office space	105,897	2023
Denver, Colorado	General office space	73,781	2021
Overland Park, Kansas	General office space	70,373	2024
Irvine, California	General office space	60,074	2022
New York, New York	General office space	53,200	2024
We lease additional office space in Chicago, Illinois, Cincinnati, Ohio, Lincoln, Nebraska, Atlanta, Georgia, Scottsdale, Arizona, Los Angeles, California, New York, New York and Vancouver, British Columbia. See Note 19 of Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.
Item 3. Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 19 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of February 15, 2019, there were 90, three, and 134 holders of record of our Class A common stock, our Class B common stock, and our Class C capital stock, respectively.
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
There were no sales of unregistered securities during the year ended December 31, 2018.
Purchases of Equity Securities by the Issuer
None.
Performance Graph
The following graph compares our cumulative total shareholder return on Zillow Group’s common and capital stock with the Nasdaq Composite Index and the RDG Internet Composite Index.
For our Class A common stock, this graph covers the period from December 31, 2013 through December 31, 2018. This graph assumes that the value of the investment in Zillow Group’s Class A common stock and each index (including reinvestment of dividends) was $100 on December 31, 2013.
For our Class C capital stock, this graph covers the period from August 3, 2015, using the closing price for the first day of trading during the when-issued trading period prior to the August 2015 stock split effected in the form of a dividend through December 31, 2018. This graph assumes that the value of the investment in Zillow Group’s Class C capital stock (including reinvestment of dividends) was $100 on August 3, 2015.

The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

PART II
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
IMT	$1,281,189	$1,076,794	$846,589	$644,677	$325,893
Homes	52,365	—	—	—	—
Total revenue	1,333,554	1,076,794	846,589	644,677	325,893
Cost of revenue (exclusive of amortization) (1)(2):
IMT	104,330	85,203	69,262	60,127	29,461
Homes	49,260	—	—	—	—
Total cost of revenue	153,590	85,203	69,262	60,127	29,461
Sales and marketing (1)	552,621	448,201	382,419	308,125	169,462
Technology and development (1)	410,818	319,985	255,583	184,477	84,669
General and administrative (1)	262,153	210,816	332,007	184,984	65,503
Impairment and restructuring costs (1)	79,000	174,000	—	35,551	—
Acquisition-related costs	2,332	463	1,423	16,576	21,493
Integration costs	2,015	—	—	—	—
Loss (gain) on divestiture of businesses	—	—	(1,251)	4,368	—
Total costs and expenses	1,462,529	1,238,668	1,039,443	794,208	370,588
Loss from operations	(128,975)	(161,874)	(192,854)	(149,531)	(44,695)
Loss on debt extinguishment	—	—	(22,757)	—	—
Other income	19,270	5,385	2,711	1,501	1,085
Interest expense	(41,255)	(27,517)	(7,408)	(5,489)	—
Loss before income taxes	(150,960)	(184,006)	(220,308)	(153,519)	(43,610)
Income tax benefit (expense)	31,102	89,586	(130)	4,645	—
Net loss	$(119,858)	$(94,420)	$(220,438)	$(148,874)	$(43,610)
Net loss per share—basic and diluted	$(0.61)	$(0.51)	$(1.22)	$(0.88)	$(0.36)
Weighted average shares outstanding—basic and diluted	197,944	186,453	180,149	169,767	120,027
(1) Includes share-based compensation as follows:
Cost of revenue	$4,127	$3,884	$3,550	$2,384	$1,844
Sales and marketing	22,942	22,735	23,320	25,391	7,320
Technology and development	56,673	39,938	31,466	26,849	11,681
General and administrative	65,342	47,014	48,582	50,590	13,240
Impairment and restructuring costs	—	—	—	14,859	—
Total	$149,084	$113,571	$106,918	$120,073	$34,085
(2) Amortization of website development costs and intangible assets included in technology and development	$79,309	$94,349	$87,060	$63,189	$29,487

	At December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$1,554,925	$762,539	$507,515	$520,289	$455,920
Working capital	1,605,200	723,138	485,617	493,672	352,141
Property and equipment, net	135,172	112,271	98,288	85,523	41,600
Total assets	4,291,116	3,230,517	3,149,677	3,135,700	649,730
Long-term debt	699,020	385,416	367,404	230,000	—
Deferred tax liabilities and other long-term liabilities	17,474	44,561	136,146	132,482	—
Total shareholders’ equity	3,267,179	2,660,823	2,533,587	2,679,053	588,779

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors”.
Overview of our Business
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes Zillow, Trulia, Mortgage Lenders of America, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. Beginning in April 2018, the Zillow Offers service provides homeowners in select metropolitan areas with the opportunity to receive offers to purchase their homes from Zillow. When Zillow buys a home, it makes certain repairs and lists the home for resale on the open market. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Zillow Group also operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.
Reportable Segments and Revenue Overview
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
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses. We offer these products and services through our Premier Agent and Premier Broker programs. Premier Agent and Premier Broker advertising products are primarily sold on a cost per impression basis. Impressions are delivered when a sold advertisement of a Premier Agent or Premier Broker appears on pages viewed by users of our mobile applications and websites.
Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead, cost per click or cost per lease generated basis. Beginning in 2018, rentals revenue also includes revenue generated through our rental applications product, whereby potential renters can submit applications to multiple properties over a 30-day period for a flat service fee.
Mortgages revenue primarily includes advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Connect (formerly known as Long Form) and Custom Quote services, as well as revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform. Beginning in October 2018, following our acquisition of Mortgage Lenders of America, L.L.C. (“MLOA”), mortgages revenue also includes revenue generated through mortgage originations and the sale of mortgages on the secondary market.
On October 31, 2018, we completed the acquisition of MLOA, a licensed mortgage lender. This acquisition is consistent with our strategy of providing services closer to real estate transactions to create better consumer experiences. The total purchase price for the acquisition of MLOA is approximately $66.7 million in cash. For additional information about the acquisition of MLOA, see Note 9 to our consolidated financial statements.
Other revenue primarily includes revenue generated by new construction and display advertising, as well as revenue from the sale of various other advertising and business technology solutions for real estate professionals, including dotloop. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community basis. Display revenue primarily consists of graphical mobile and web advertising sold to advertisers promoting their brands on our mobile applications and websites.

In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers service. We began buying homes through the Zillow Offers service in April 2018, and we began selling homes in July 2018
Beginning with the Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2019, Zillow Group expects to report financial results for three reportable segments: the IMT segment, the Homes segment and the Mortgages segment. The IMT segment will include the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Homes segment will include the financial results from Zillow Group’s buying and selling of homes directly through the Zillow Offers service. The Mortgages segment will include the financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through MLOA and Mortech mortgage software solutions. We expect the Mortgages segment, with the inclusion of MLOA, to have a material impact on our consolidated balance sheets, statements of operations and cash flows in 2019.
Overview of Significant Milestones and Results
The following is a summary of certain of our significant milestones for the year ended December 31, 2018:

•	In January, we launched Out East™, a new Hamptons-focused real estate brand. Out East replaces Hamptons Real Estate Online (HREO.com), which Zillow Group acquired in January 2017.

•
In February, we launched a new national advertising campaign, “Many Ways Home”, with three national TV spots illustrating the diversity of the housing market today and the many different paths people take to find a new home.

•
In March, we announced the top three teams from round one of our Zillow Prize competition, a machine learning competition to improve Zestimate accuracy, with a grand prize of up to $1 million to the person or team who submits the most improved Zestimate algorithm model. In January 2019, we awarded the $1 million prize to the winning team, which beat the Zillow benchmark model by approximately 13%.

•	In March, we launched the “My Agent” feature, which creates an exclusive relationship between a Premier Agent and a home shopper on Zillow Group’s mobile applications and websites.

•
In April, we announced the launch of our Homes business, Zillow Offers. We believe the Zillow Offers service offers transparency, convenience and more choice for home sellers, and gives them certainty over their property sale price and timing of their move. As of December 31, 2018, the Zillow Offers service is available in Phoenix, Las Vegas, Atlanta, Denver, and Charlotte.

•
In the second half of 2018, we made important changes to the Premier Agent and Premier Broker programs. For example, and as discussed in greater detail below, we implemented a new form of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers in an effort to deliver higher quality leads, which resulted in a decrease in the total number of leads received by some advertisers. The initial changes resulted in advertiser churn at a rate higher than we expected. Based on feedback from our Premier Agents and Premier Brokers, we subsequently made further adjustments to these processes, for example, by decreasing the number of screening questions posed to consumers as part of consumer lead validation, in an effort to return to prior lead volumes. We also implemented pricing caps in certain high-demand zip codes to help ease pressure on cost-per-lead increases resulting from growing demand in our auction-based pricing model. Beginning in the fourth quarter of 2018, we introduced Premier Agent and Premier Broker Flex Pricing products in a limited number of markets. With the Flex Pricing products, Premier Agents and Premier Brokers are provided validated consumer leads at no upfront cost and pay a performance advertising fee only when a real estate transaction is closed with one of their leads. We plan to expand this pricing model further in 2019.

•
In June, we announced that we entered into an agreement to receive a direct listing feed from CENTURY 21 Canada to enable Zillow Group to feature Canadian listings on Zillow.com. We entered into additional listing agreements and marketing partnerships with other Canadian real estate enterprises throughout the year.

•
In July, we introduced new tools for renters and landlords. Renters can apply for multiple rental units with one application, including background and credit reports and pay their rent through new features on Zillow.

•
In July, we issued $373.8 million aggregate principal amount of 1.50% Convertible Senior Notes due 2023 (the “2023 Notes”), which includes $48.8 million principal amount of 2023 Notes sold pursuant to the underwriters’ option to purchase additional notes. We received net proceeds of $364.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. We used approximately $29.4 million of the net proceeds from the issuance of the 2023 Notes to pay the cost of the Capped Call Confirmations. For additional information regarding the 2023 Notes, see Note 14 to our consolidated financial statements.

•
In July, we issued and sold 6,557,017 shares (of which 855,263 shares were related to the exercise of the underwriters’ option to purchase additional shares) of our Class C capital stock at a public offering price of $57.00 per share. We received net proceeds of $360.3 million after deducting underwriting discounts and commissions and offering expenses payable by us. For additional information regarding the issuance, see Note 16 to our consolidated financial statements.

•
In August, the company announced its entrance into a revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, as the directing lender, and certain other parties thereto (the “Revolving Credit Facility”). The agreement provided for a maximum borrowing capacity of $250.0 million with an initial borrowing capacity of $20.0 million. On December 31, 2018 we increased the maximum borrowing capacity related to the Revolving Credit Facility to $500.0 million. As of December 31, 2018, the Revolving Credit Facility had a current borrowing capacity of $126.7 million.

•	In October, we acquired MLOA, a licensed mortgage lender headquartered in Overland Park, Kansas.

•
In October, we announced the “Best of Zillow” program, a data-driven program based on consumer feedback that will highlight real estate agent advertisers who provide exceptional customer service and reward them with additional marketing benefits such as designations as “Best of Zillow” or “Best of Trulia”.

For the years ended December 31, 2018, 2017, and 2016, we generated revenue of $1,333.6 million, $1,076.8 million and $846.6 million, respectively, representing year-over-year growth of 24%, 27% and 31%, respectively. The increases in total revenue were primarily driven by growth in our Premier Agent program, which generated revenue of $898.3 million, $761.6 million, and $604.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016. We believe we were able to achieve these levels of revenue growth because of user traffic to and engagement with our mobile applications and websites, which create monetization opportunities for us through the sale of advertising and other products and services. The average number of monthly unique users for the three months ended December 31, 2018, 2017 and 2016 were 157.2 million, 151.6 million and 140.1 million, respectively, representing year-over-year growth of 4%, 8% and 13%, respectively. Visits for the years ended December 31, 2018, 2017 and 2016 were 7,182.1 million, 6,314.4 million and 5,323.2 million, respectively, representing year-over-year growth of 14%, 19% and 33%, respectively. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit for the years ended December 31, 2018, 2017 and 2016 was $0.125, $0.121 and $0.114, respectively, representing year-over-year growth of 4%, 6% and 1%, respectively. We believe Premier Agent revenue was also positively impacted by market forces continuing to take effect within the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform. Total revenue also increased due to the launch of our Zillow Offers business in April 2018, which generated revenue of $52.4 million for the year ended December 31, 2018 due to the sale of 177 homes at an average selling price of $295.8 thousand per home.
Employees
As of December 31, 2018, we had 4,336 full-time employees compared to 3,181 full-time employees as of December 31, 2017.
Key Metrics
Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Unique Users
Measuring unique users is important to us because much of our Premier Agent, Rentals, Mortgages and other advertising revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our consumer users - home buyers and sellers, renters, and individuals with or looking for a mortgage. Our display revenue depends in part on the number of impressions delivered to our users, and our Homes revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. In addition, our community of users improves the quality of our living database of homes with their contributions, which in turn attracts more users.
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

	Three Months Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in millions)
Average Monthly Unique Users	157.2	151.6	140.1	4%	8%
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our real estate professional advertisers or more likely to participate in our Zillow Offers program.
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

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in millions)
Visits	7,182.1	6,314.4	5,323.2	14%	19%

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
We primarily offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Payment is received prior to the delivery of impressions. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code. The cost per impression that we charge is dynamic - as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased accordingly. The price paid for each impression is representative of the price at which we would sell an impression separately to a customer, or the stand-alone selling price.
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
In October 2018, we began testing a new Flex Pricing model for Premier Broker and Premier Agent advertising services in limited markets. With the Flex Pricing model, Premier Brokers and Premier Agents are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions. As the amount of consideration is dependent upon factors outside our influence and our experience with this pricing model is limited, we fully constrain the estimated variable consideration. When a real estate transaction is closed with a Flex Pricing lead and payment is made, the uncertainty is resolved, and revenue is recognized in the period for the satisfied performance obligations.
Rentals Revenue. Rentals revenue includes the sale of advertising in our rentals information marketplace, as well as the sale of our suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per click or cost per lease generated basis. We recognize revenue as leads or clicks are provided to rental professionals, which is the amount for which we have the right to invoice. The number of leases generated through our rentals marketplace during the period is accounted for as variable consideration, and we estimate these amounts based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.

Beginning in 2018, rentals revenue also includes revenue generated from our rental applications product through which potential renters can submit applications to multiple rental properties over a 30-day period for a flat service fee. We recognize revenue for the rental applications product on a straight-line basis during the contractual period over which the customer has the right to access and submit the rental application.
Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect services, and on a subscription basis, including a portion of our Connect service. Zillow Group operates Custom Quote and Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect and Custom Quote cost per lead mortgage marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our Connect subscription mortgage marketing product, participating qualified mortgage professionals generally prepay a monthly subscription fee, which they then allocate to desired geographic counties. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals.
For our cost per lead mortgages products, we recognize revenue when a user contacts a mortgage professional through our mortgages platform, which is the amount for which we have the right to invoice. For our subscription product, the opportunity to receive a consumer contact is based on the mortgage professional’s relative share of voice in a geographic county. When a consumer submits a contact, we contact a group of subscription mortgage professionals via text message, and the first mortgage professional to respond receives the consumer contact information. We recognize revenue based on the contractual spend recognized on a straight-line basis during the contractual period over which the service is provided. This methodology best depicts how we satisfy our performance obligation to subscription customers, as we continuously transfer control of the performance obligation to the customer throughout the contractual period.
Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are provided.
Beginning in the fourth quarter of 2018, mortgages revenue also includes revenue generated by our mortgage originations business. We elect the fair value option for our mortgage loans held for sale, which are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are closed. Net origination costs and fees associated with mortgage loans are recognized as incurred at the time of origination. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers.
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
Homes Revenue. Homes revenue is derived from the resale of homes on the open market through our Zillow Offers program. Homes revenue is recognized at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer. The amount of revenue recognized for each home sale is equal to the full sale price of the home and does not reflect real estate agent commissions, closing or other costs associated with the transaction.
Costs and Expenses
Cost of Revenue. For our IMT segment, our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, bonuses, and share-based compensation expense, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites. Cost of revenue also includes expenses related to lead acquisition, systems directly used to originate mortgages and fees and processing costs incurred to originate mortgages.
For our Homes segment, our cost of revenue consists of the amount we pay to purchase each property, the costs of renovation we conduct on each property, associated headcount expenses, such as salaries, benefits, bonuses, and share-based compensation expense, as well as associated overhead costs.
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities. Sales and marketing expenses also include headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees, and for loan officers and specialists related to our mortgage originations business, and depreciation expense.
For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs, including utilities, taxes and maintenance.
Technology and Development. Technology and development expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites and the tools and applications that support our products. Technology and development expenses also include equipment and maintenance costs. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions, including developed technology and customer relationships, amongst others. Technology and development expenses also include depreciation expense.
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
Impairment Costs. Impairment costs for the year ended December 31, 2018 consist of a $10.0 million non-cash impairment related to our June 2017 equity investment and a $69.0 million non-cash impairment related to the indefinite-lived Trulia trade names and trademarks intangible asset. For additional information about the impairments, see Note 9 and Note 11 to our consolidated financial statements.
Acquisition-related Costs. Acquisition-related costs consist of investment banking, legal, accounting, tax, and regulatory filing fees associated with acquisitions.
Integration Costs. Integration costs consist of expenses incurred to incorporate operations, systems, technology, and rights and responsibilities of acquired companies, during both pre-closing and post-closing periods, into Zillow Group’s business. For the year ended December 31, 2018, integration costs primarily include consulting-related expenses incurred in connection with the acquisition of MLOA.
Gain on Divestiture of Business. The gain on divestiture of business recorded for the year ended December 31, 2016 consists of the gain recognized in connection with our August 2016 sale of our Diverse Solutions business.
Loss on Debt Extinguishment
The loss on debt extinguishment recorded for the year ended December 31, 2016 relates to the partial repurchase of Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) in December 2016.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.
Interest Expense
Interest expense consists of interest on the 2020 Notes we guaranteed in connection with our February 2015 acquisition of Trulia, interest on the Convertible Senior Notes due in 2021 (the “2021 Notes”) we issued in December 2016 and interest on the 2023 Notes we issued in July 2018. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Interest is payable on the 2021 Notes at the rate of 2.00% semi-annually on June 1 and December 1 of each year. Interest is payable on the 2023 Notes at the rate of 1.50% semi-annually on January 1 and July 1 of each year.
Beginning in August 2018, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit agreement with Credit Suisse AG, Cayman Islands Branch (the “Revolving Credit Facility”) related to our Zillow Offers business. Borrowings on our Revolving Credit Facility bear interest at a floating rate based on LIBOR plus an applicable margin, as defined in the credit agreement governing the Revolving Credit Facility.
Beginning in October 2018, interest expense also includes interest on warehouse lines of credit acquired as part of the acquisition of MLOA. Each line of credit provides for a current and maximum borrowing capacity of $50.0 million, or $100.0 million in total. Borrowings on the lines of credit bear interest at either the one-month LIBOR rate plus an applicable margin, as defined in the credit agreement governing the line of credit, or the daily adjusting LIBOR rate plus an applicable margin, as defined in the credit agreement governing the warehouse line of credit.
Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of December 31, 2018 and December 31, 2017, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the consolidated financial statements. We have accumulated federal tax losses of approximately $1,081.7 million as of December 31, 2018, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million (tax effected) as of December 31, 2018.
We recorded an income tax benefit of $31.1 million for the year ended December 31, 2018. Approximately $15.4 million of the income tax benefit relates to a $69.0 million non-cash impairment we recorded during the year ended December 31, 2018 related to the indefinite-lived Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 11 to our consolidated financial statements. The remaining portion of our income tax benefit is primarily the result of net operating losses generated after December 31, 2017 with an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017 (“the Tax Act”). Current year net operating losses can now offset against the indefinite-lived deferred tax liabilities which resulted in a release of the valuation allowance and a resulting income tax benefit.
During the year ended December 31, 2018, we completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act. The Internal Revenue Service provided further guidance in applying the written binding contracts requirement under the Tax Act, and we believe certain of our executive compensation previously eligible to be deductible for tax purposes under Section 162(m) of the Internal Revenue Code will be considered grandfathered and, therefore, will continue to be deductible. Based on the clarification of these rules, the accounting related to the Section 162(m) limitation of the Internal Revenue Code is considered complete and as a result we recorded a $5.9 million tax benefit for the year ended December 31, 2018.
We recorded an income tax benefit of $89.6 million for the year ended December 31, 2017. Approximately $66.0 million of the income tax benefit relates to a $174.0 million non-cash impairment we recorded during the year ended December 31, 2017 related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the non-cash impairment, see Note 11 to our consolidated financial statements. The remaining $23.6 million of the income tax benefit primarily relates to our initial analysis of the impact of the rate decrease included in the Tax Act for the impact of the reduction in our net deferred tax liability related to our indefinite-lived intangible asset.

Results of Operations
The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
IMT	$1,281,189	$1,076,794	$846,589
Homes	52,365	—	—
Total revenue	1,333,554	1,076,794	846,589
Cost of revenue (exclusive of amortization) (1)(2):
IMT	104,330	85,203	69,262
Homes	49,260	—	—
Total cost of revenue	153,590	85,203	69,262
Sales and marketing (1)	552,621	448,201	382,419
Technology and development (1)	410,818	319,985	255,583
General and administrative (1)	262,153	210,816	332,007
Impairment costs	79,000	174,000	—
Acquisition-related costs	2,332	463	1,423
Integration costs	2,015	—	—
Gain on divestiture of business	—	—	(1,251)
Total costs and expenses	1,462,529	1,238,668	1,039,443
Loss from operations	(128,975)	(161,874)	(192,854)
Loss on debt extinguishment	—	—	(22,757)
Other income	19,270	5,385	2,711
Interest expense	(41,255)	(27,517)	(7,408)
Loss before income taxes	(150,960)	(184,006)	(220,308)
Income tax benefit (expense)	31,102	89,586	(130)
Net loss	$(119,858)	$(94,420)	$(220,438)
Net loss per share—basic and diluted	$(0.61)	$(0.51)	$(1.22)
Weighted-average shares outstanding—basic and diluted	197,944	186,453	180,149
Other Financial Data:
Adjusted EBITDA (unaudited) (3) ___________	$200,832	$236,315	$14,826
(1) Includes share-based compensation as follows:
Cost of revenue	$4,127	$3,884	$3,550
Sales and marketing	22,942	22,735	23,320
Technology and development	56,673	39,938	31,466
General and administrative	65,342	47,014	48,582
Total	$149,084	$113,571	$106,918
(2) Amortization of website development costs and intangible assets included in technology and development	$79,309	$94,349	$87,060
(3) Adjusted EBITDA is a non-GAAP financial measure; it is not calculated or presented in accordance with U.S. generally accepted accounting principles, or GAAP. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA for the year ended December 31, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

	Year Ended December 31,
	2018	2017	2016
Percentage of Revenue:
Revenue
IMT	96%	100%	100%
Homes	4	0	0
Total revenue	100	100	100
Cost of revenue (exclusive of amortization):
IMT	8	8	8
Homes	4	0	0
Total cost of revenue	12	8	8
Sales and marketing	41	42	45
Technology and development	31	30	30
General and administrative	20	20	39
Impairment costs	6	16	0
Acquisition-related costs	—	—	—
Integration costs	—	0	0
Gain on divestiture of business	0	0	—
Total costs and expenses	110	115	123
Loss from operations	(10)	(15)	(23)
Loss on debt extinguishment	0	0	(3)
Other income	1	1	—
Interest expense	(3)	(3)	(1)
Loss before income taxes	(11)	(17)	(26)
Income tax benefit (expense)	2	8	—
Net loss	(9)%	(9)%	(26)%
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(119,858)	$(94,420)	$(220,438)
Other income	(19,270)	(5,385)	(2,711)
Depreciation and amortization expense	99,391	110,155	100,590
Share-based compensation expense	149,084	113,571	106,918
Impairment costs	79,000	174,000	—
Acquisition-related costs	2,332	463	1,423
Gain on divestiture of business	—	—	(1,251)
Interest expense	41,255	27,517	7,408
Loss on debt extinguishment	—	—	22,757
Income tax (benefit) expense	(31,102)	(89,586)	130
Adjusted EBITDA (1)	$200,832	$236,315	$14,826
 ______________________
(1) Adjusted EBITDA for the year ended December 31, 2016 includes the impact of the settlement of a lawsuit in June 2016 whereby the Company paid $130.0 million in connection with a release of all claims.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue
The following table presents Zillow Group’s revenue by category for the periods presented:

	Year Ended December 31,		2017 to 2018 % Change
	2018	2017
	(in thousands)
Premier Agent	$898,332	$761,594	18%
Rentals	134,587	102,544	31%
Mortgages	80,046	80,591	(1)%
Other	168,224	132,065	27%
Homes	52,365	—	N/A
Total revenue	$1,333,554	$1,076,794	24%
The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented:

	Year Ended December 31,
	2018	2017
Percentage of Total Revenue:
Premier Agent	67%	71%
Rentals	10	10
Mortgages	6	7
Other	13	12
Homes	4	—
Total revenue	100%	100%

Total revenue increased by $256.8 million, or 24%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. There were approximately 157.2 million average monthly unique users of our mobile applications and websites for the three months ended December 31, 2018 compared to 151.6 million average monthly unique users for the three months ended December 31, 2017, representing year-over-year growth of 4%. Visits increased 14% to 7,182.1 million for the year ended December 31, 2018 from 6,314.4 million for the year ended December 31, 2017. The increases in unique users and visits increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Premier Agent revenue grew to $898.3 million for the year ended December 31, 2018 from $761.6 million for the year ended December 31, 2017, an increase of $136.7 million, or 18%. Premier Agent revenue represented 67% of total revenue for the year ended December 31, 2018 compared to 71% of total revenue for the year ended December 31, 2017. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 14% to 7,182.1 million for the year ended December 31, 2018 from 6,314.4 million for the year ended December 31, 2017. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 4% to $0.125 for the year ended December 31, 2018 from $0.121 for the year ended December 31, 2017. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe Premier Agent revenue was also positively impacted by market forces continuing to take effect within the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform.
As discussed above, we made important changes to our Premier Agent and Premier Broker programs in 2018. For example, in April 2018, we began testing a new method of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers related to our auction-based pricing model. A validated consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites. Applying the new model, these validated consumer leads are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. With the new method of consumer lead distribution, the share of voice, purchased by Premier Agents and Premier Brokers represents both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. We believe distributing validated consumer connection leads in this manner creates better experiences for consumers and further strengthens our partnerships with real estate professionals. This transition to the new lead validation and distribution process resulted in a decrease in the total number of leads received by some advertisers and increased advertiser churn in the fourth quarter of 2018 as current and prospective Premier Agents and Premier Brokers evaluate the value of these higher-quality leads and market-based pricing continued to take effect. We believe we made appropriate adjustments to the Premier Agent and Premier Broker programs to help address this advertiser churn, for example, by decreasing the number of screening questions posed to consumers during the consumer lead validation process, in an effort to return to prior lead volumes.
We also implemented pricing caps in certain zip codes with high demand for Premier Agent and Premier Broker advertising to help moderate price increases resulting from market forces within our auction-based pricing model. As previously disclosed, we determine the price of Premier Agent and Premier Broker advertising services in each zip code using an auction-based pricing method. The price we charge is dynamic - as advertiser demand for impressions in a zip code increases or decreases, the cost per impression we charge in that zip code may be increased or decreased accordingly.
In the fourth quarter of 2018, Premier Agent revenue also included an immaterial amount of revenue generated from our initial testing of a new Flex Pricing model for Premier Broker and Premier Agent advertisers in limited markets. With the Flex Pricing model, Premier Brokers and Premiers Agents are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads. We expect to continue testing this pricing model in additional regions and may implement it more broadly in the future.
Advertiser response to these changes may negatively impact Premier Agent revenue in 2019. We are not able to predict whether these changes will have a material impact on our results in 2019 and beyond.
Rentals revenue was $134.6 million for the year ended December 31, 2018 compared to $102.5 million for the year ended December 31, 2017, an increase of $32.0 million, or 31%. The increase in rentals revenue was primarily attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 48% to 38,816 average monthly rental listings for the year ended December 31, 2018 from 26,315 average monthly rental listings for the year ended December 31, 2017. Average monthly rental listings include the average monthly monetized, deduplicated rental listings for the period, which are displayed across all of our mobile applications and websites. An increase in rental listings on our mobile applications and websites increases the likelihood that a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, lease or other event that we monetize. The increase in average monthly rental listings was primarily a result of our monetization of rental listings on our StreetEasy brand mobile application and website beginning in the third quarter of 2017. The quarterly revenue per average monthly rental listing decreased 11% to approximately $867 for the year ended December 31, 2018 from approximately $974 for the year ended December 31, 2017, due primarily to the monetization of rental listings on StreetEasy beginning in the third quarter of 2017, which typically generate less revenue per listing than larger rental properties. We calculate quarterly revenue per average monthly rental listing by dividing total rentals revenue for the period by the average monthly deduplicated rental listings for the period and then dividing by the number of quarters in the period. The increase in rentals revenue was also driven in part by the 14% increase in visits to 7,182.1 million for the year ended December 31, 2018, which similarly increases the likelihood a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, lease or other event that we monetize.
Mortgages revenue was $80.0 million for the year ended December 31, 2018 compared to $80.6 million for the year ended December 31, 2017, a decrease of $0.5 million, or 1%. The decrease in mortgages revenue was primarily a result of decreased revenue generated by our Connect and Custom Quote services. In the first half of 2018, we began testing and implementation of a new consumer lead distribution model in select markets. Following full implementation of the new lead distribution model in 2018, we delivered more transaction-ready consumer connections to our advertising lenders, which we believe resulted in a more efficient experience for all participants. This change also resulted in certain advertising lenders receiving fewer consumer connections. We believe the decrease in revenue generated by our Connect service was primarily a result of the fewer consumer leads delivered in connection with our testing and initial implementation of the new consumer lead distribution model in select markets, as well as other product iterations across our sites which also led to a decrease in leads.
In addition, we believe rising mortgage interest rates in the United States have contributed to a decrease in monetization events within our lender advertising programs, primarily for our Custom Quote service, where we experienced lower refinance volumes than expected. We are uncertain how interest rates will impact mortgages revenue in future periods. The number of mortgage loan information requests submitted by consumers increased 12% to 25.4 million for the year ended December 31, 2018 from 22.7 million mortgage loan information requests submitted by consumers for the year ended December 31, 2017. This resulted in a 18% decrease in our average revenue per loan information request for the year ended December 31, 2018 compared to the year ended December 31, 2017. The growth in loan information requests submitted by consumers increases the likelihood of a monetization event, but there is not a direct correlation between the number of loan information requests and mortgage revenue because loan information requests do not always result in revenue recognition.
Beginning in the fourth quarter of 2018, mortgages revenue also included an immaterial amount of revenue generated from our mortgage originations business as a result of our acquisition of MLOA.
Other revenue was $168.2 million for the year ended December 31, 2018 compared to $132.1 million for the year ended December 31, 2017, an increase of $36.2 million, or 27%. The increase in other revenue was primarily a result of a 55% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Homes revenue was $52.4 million for the year ended December 31, 2018 due to the sale of 177 homes at an average selling price of $295.8 thousand per home, which sales took place following the launch of our Zillow Offers business in April 2018. As of December 31, 2018, we held 509 homes in inventory, or approximately $162.8 million in value.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue
The following table presents Zillow Group’s revenue by category for the periods presented:

	Year Ended December 31,		2016 to 2017 % Change
	2017	2016
	(in thousands)
Revenue:
Premier Agent	$761,594	$604,292	26%
Rentals	102,544	60,976	68%
Mortgages	80,591	71,133	13%
Other	132,065	110,188	20%
Total revenue	$1,076,794	$846,589	27%

The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented:

	Year Ended December 31,
	2017	2016
Percentage of Total Revenue:
Premier Agent	71%	71%
Rentals	10	7
Mortgages	7	8
Other	12	13
Total revenue	100%	100%
Overall revenue increased by $230.2 million, or 27%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. There were approximately 151.6 million average monthly unique users of our mobile applications and websites for the three months ended December 31, 2017 compared to 140.1 million average monthly unique users for the three months ended December 31, 2016, representing year-over-year growth of 8%. This increase in unique users increased the number of impressions and clicks we monetized across our revenue categories. In connection with the hurricanes that occurred during the summer of 2017, we worked closely with our Premier Agents and other advertisers in affected areas to help manage their advertising budgets. We estimate that relief initiatives, which included billing credits and other forms of advertiser assistance, as well as lost sales, impacted Premier Agent revenue by approximately $2.0 million for the year ended December 31, 2017. We also experienced a temporary decline in traffic to our mobile applications and websites from consumers in impacted areas, which may have impacted the number of unique users and visits for the year ended December 31, 2017.
Premier Agent revenue grew to $761.6 million for the year ended December 31, 2017 from $604.3 million for the year ended December 31, 2016, an increase of $157.3 million, or 26%. Premier Agent revenue represented 71% of total revenue for the year ended December 31, 2017 and 2016. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 19% to 6,314.4 million for the year ended December 31, 2017 from 5,323.2 million for the year ended December 31, 2016. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Premier Agent revenue per visit increased by 6% to $0.121 for the year ended December 31, 2017 from $0.114 for the year ended December 31, 2016. We believe Premier Agent revenue was also positively impacted by the full implementation of the auction-based pricing method we deployed for our Premier Agent and Premier Broker products in 2016 and 2017, which may have increased demand for our advertising platform. During the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. In the fourth quarter of 2016, we implemented this method broadly for all existing and new agent advertisers, including brokerages and other teams. We believe the increase in Premier Agent revenue was also due in part to increased advertising sales to current Premier Agents, including brokerages and other teams.
Rentals revenue was $102.5 million for the year ended December 31, 2017 compared to $61.0 million for the year ended December 31, 2016, an increase of $41.6 million, or 68%. The increase in rentals revenue was partially attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 62% to 26,315 average monthly rental listings for the year ended December 31, 2017 from 16,285 average monthly rental listings for the year ended December 31, 2016. The increase in average monthly rental listings was primarily driven by increases in our cost per lead and cost per click products. The revenue per average monthly rental listing increased 4% to approximately $974 for the year ended December 31, 2017 from approximately $936 for the year ended December 31, 2016.
Mortgages revenue was $80.6 million for the year ended December 31, 2017 compared to $71.1 million for the year ended December 31, 2016, an increase in 9.5 million, or 13%. The increase in mortgages revenue was primarily a result of a 54% increase in our average revenue per loan information request for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in average revenue per loan information request was primarily a result of our flagship mortgage advertising platform, Long Form (now known as Connect), which yields higher revenue than our other mortgage advertising products, and increased consumer adoption of this platform, which was driven by product enhancements that allow us to monetize our mortgages products more efficiently. There were approximately 22.7 million mortgage loan information requests submitted on Zillow Group platforms by consumers for the year ended December 31, 2017 compared to 30.8 million mortgage loan information requests submitted on Zillow Group platforms by consumers for the year ended December 31, 2016, a decrease of 26%. We believe the decrease in the number of loan information requests submitted by consumers is due to our strategic decision to improve loan information request quality by requiring consumers to provide more information before a loan information request is submitted. We believe our mortgage product feature change creates a better experience for consumers and more valuable loan information requests for our lender advertisers.
Other revenue was $132.1 million for the year ended December 31, 2017 compared to $110.2 million for the year ended December 31, 2016, an increase of $21.9 million, or 20%. The increase in other revenue was primarily a result of a 67% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue	$1,281,189	$52,365	$1,333,554	$1,076,794	$—	$1,076,794
Costs and expenses:
Cost of revenue	104,330	49,260	153,590	85,203	—	85,203
Sales and marketing	534,038	18,583	552,621	448,201	—	448,201
Technology and development	389,539	21,279	410,818	319,985	—	319,985
General and administrative	238,727	23,426	262,153	210,816	—	210,816
Impairment costs	79,000	—	79,000	174,000	—	174,000
Acquisition-related costs	2,332	—	2,332	463	—	463
Integration costs	2,015	—	2,015	—	—	—
Total costs and expenses	1,349,981	112,548	1,462,529	1,238,668	—	1,238,668
Income (loss) from operations	(68,792)	(60,183)	(128,975)	(161,874)	—	(161,874)
Other income	19,270	—	19,270	5,385	—	5,385
Interest expense	(39,078)	(2,177)	(41,255)	(27,517)	—	(27,517)
Loss before income taxes	$(88,600)	$(62,360)	$(150,960)	$(184,006)	$—	$(184,006)
IMT Segment
Cost of Revenue
Cost of revenue was $104.3 million for the year ended December 31, 2018 compared to $85.2 million for the year ended December 31, 2017, an increase of $19.1 million, or 22%. The increase in cost of revenue was primarily attributable to an $8.9 million increase in data center and connectivity costs, a $5.9 million increase in credit card and ad serving fees, a $3.0 million increase in headcount-related expenses, including share-based compensation expense, and a $1.3 million increase in various miscellaneous expenses. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses associated with growth in revenue.
Sales and Marketing
Sales and marketing expenses were $534.0 million for the year ended December 31, 2018 compared to $448.2 million for the year ended December 31, 2017, an increase of $85.8 million, or 19%. The increase in sales and marketing expenses was primarily attributable to increased headcount-related expenses of $40.3 million, including share-based compensation expense, due primarily to significant growth in the size of our sales team.
In addition to the increase in headcount-related expenses, marketing and advertising expenses increased $27.0 million, primarily related to advertising expenditures to attract consumers across online and offline channels, which supports our growth initiatives. The increase in sales and marketing expenses was also attributable to a $9.8 million increase in tradeshows and conferences expense and related travel and client costs, a $5.7 million increase in consulting costs to support our advertising initiatives, a $1.4 million increase in depreciation expense and a $0.9 million increase in software, hardware and connectivity costs. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to invest more resources in extending our audience through marketing and advertising initiatives.
Technology and Development
Technology and development expenses, which include research and development costs, were $389.5 million for the year ended December 31, 2018 compared to $320.0 million for the year ended December 31, 2017, an increase of $69.6 million, or 22%. Approximately $66.8 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $10.2 million increase in other non-capitalizable data content expense, a $4.5 million increase in professional services fees, a $1.7 million increase in travel expenses, a $1.5 million increase in software and hardware costs and a $1.3 million increase in various miscellaneous expenses, partially offset by a $16.4 million decrease in depreciation and amortization expense.
Other data content expense was $45.6 million and $35.4 million, respectively, for the year ended December 31, 2018 and 2017. Amortization expense included in technology and development related to intangible assets recorded in connection with acquisitions was $35.3 million and $40.0 million, respectively, for the year ended December 31, 2018 and 2017. Amortization expense included in technology and development for capitalized website development costs and software was $33.6 million and $44.4 million, respectively, for the years ended December 31, 2018 and 2017. Amortization expense included in technology and development for purchased data content intangible assets was $10.0 million for the years ended December 31, 2018 and 2017. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality and invest in research and development of new technologies.
General and Administrative
General and administrative expenses were $238.7 million for the year ended December 31, 2018 compared to $210.8 million for the year ended December 31, 2017, an increase of $27.9 million, or 13%. The increase in general and administrative expenses was primarily due to a $28.7 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by growth in headcount in shared corporate services to support our product and other teams, a $7.9 million increase in software and hardware costs, a $2.8 million increase in professional services fees, a $2.5 million increase in travel expenses and a $2.1 million increase in building lease-related expenses including rent, utilities and insurance, partially offset by a $9.8 million decrease in estimated legal liabilities and a $6.5 million decrease in bad debt expense. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our business.
Impairment Costs
Impairment costs for the year ended December 31, 2018 consist of a $10.0 million non-cash impairment related to our June 2017 equity investment and a $69.0 million non-cash impairment related to the indefinite-lived Trulia trade names and trademarks intangible asset. Impairment costs for the year ended December 31, 2017 consisted of the $174.0 million non-cash impairment related to the indefinite-lived Trulia trade names and trademarks intangible asset. For additional information about the impairments, see Note 9 and Note 11 to our consolidated financial statements.
Acquisition-Related Costs
Acquisition-related costs were $2.3 million for the year ended December 31, 2018, primarily as a result of our October 2018 acquisition of MLOA. Acquisition-related costs were $0.5 million for the year ended December 31, 2017, primarily as a result of our January 2017 acquisition of HREO and our September 2017 acquisition of New Home Feed.
Integration Costs
Integration costs were $2.0 million for the year ended December 31, 2018 and primarily consisted of professional consulting service fees related to our October 2018 acquisition of MLOA. There were no integration costs for the year ended December 31, 2017.
Interest Expense
Interest expense was $39.1 million for the year ended December 31, 2018, compared to $27.5 million for the year ended December 31, 2017.
For the year ended December 31, 2018, interest expense primarily related to the 2021 Notes and the 2023 Notes, as well as interest on both the acquired MLOA warehouse lines of credit. As a result of the issuance of the 2023 Notes on July 3, 2018, we expect that our interest expense for the IMT segment will increase in future periods related to the contractual coupon interest and amortization of debt discount and debt issuance costs that will be recognized in interest expense. We also expect interest expense to increase in future periods in line with the expansion of our mortgage originations business.
For the year ended December 31, 2017, interest expense primarily related to the 2021 Notes that were issued on December 12, 2016. For additional information regarding the 2021 Notes and the 2023 Notes, see Note 14 to our consolidated financial statements.
Homes Segment
Cost of Revenue
Cost of revenue was $49.3 million for the year ended December 31, 2018. Cost of revenue was primarily attributable to home acquisition and renovation costs related to the 177 homes that we sold during the year. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses associated with growth in revenue and expansion of Zillow Offers into new geographic markets.
Sales and Marketing
Sales and marketing expenses were $18.6 million for the year ended December 31, 2018. Sales and marketing expenses were primarily attributable to $10.9 million in headcount-related expenses, including share-based compensation expense, $2.3 million of selling expenses directly attributable to the resale of homes, $1.9 million of holding costs, $1.3 million of marketing and advertising expenses, $1.0 million in tradeshows and conferences expense and related travel costs and $1.2 million in miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Homes segment.
Technology and Development
Technology and development expenses were $21.3 million for the year ended December 31, 2018. Technology and development expenses were primarily due to $19.8 million in headcount-related expenses, including share-based compensation expense and $1.5 million in miscellaneous expenses, as we continue to grow our teams to support the Homes segment. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the purchasing and sales processes related to our Homes segment.
General and Administrative
General and administrative expenses were $23.4 million for the year ended December 31, 2018. General and administrative expenses were primarily due to $18.0 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, we incurred $2.5 million in building lease-related expenses including rent, utilities and insurance, $0.9 million in professional services fees, $0.8 million in software and hardware costs and $1.2 million in miscellaneous expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our Homes business.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	IMT	Homes	Consolidated	IMT	Homes	Consolidated
Revenue	$1,076,794	$—	$1,076,794	$846,589	$—	$846,589
Costs and expenses:
Cost of revenue	85,203	—	85,203	69,262	—	69,262
Sales and marketing	448,201	—	448,201	382,419	—	382,419
Technology and development	319,985	—	319,985	255,583	—	255,583
General and administrative	210,816	—	210,816	332,007	—	332,007
Impairment costs	174,000	—	174,000	—	—	—
Acquisition-related costs	463	—	463	1,423	—	1,423
Gain on divestiture of business	—	—	—	(1,251)		(1,251)
Total costs and expenses	1,238,668	—	1,238,668	1,039,443	—	1,039,443
Loss from operations	(161,874)	—	(161,874)	(192,854)	—	(192,854)
Loss on debt extinguishment	—	—	—	(22,757)	—	(22,757)
Other income	5,385	—	5,385	2,711	—	2,711
Interest expense	(27,517)	—	(27,517)	(7,408)	—	(7,408)
Loss before income taxes	$(184,006)	$—	$(184,006)	$(220,308)	$—	$(220,308)
IMT Segment
Cost of Revenue
Cost of revenue was $85.2 million for the year ended December 31, 2017 compared to $69.3 million for the year ended December 31, 2016, an increase of $15.9 million, or 23%. The increase in cost of revenue was primarily attributable to a $7.9 million increase in revenue share costs, a $4.8 million increase in data center and connectivity costs, a $1.0 million increase in headcount-related expenses, including share-based compensation expense, a $0.8 million increase in credit card and ad serving fees and a $1.4 million increase in various miscellaneous expenses.
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
Impairment Costs
Impairment costs for the year ended December 31, 2017 consist of the $174.0 million non-cash impairment related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the impairment, see Note 11 to our consolidated financial statements. There were no impairment costs for the year ended December 31, 2016.
Acquisition-Related Costs
Acquisition-related costs were $0.5 million for the year ended December 31, 2017, primarily as a result of our January 2017 acquisition of HREO and our September 2017 acquisition of New Home Feed. Acquisition-related costs were $1.4 million for the year ended December 31, 2016 as a result of our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive.
Gain on Divestiture of Business
There was no gain on divestiture of business for the year ended December 31, 2017. The gain on divestiture of business of $1.3 million for the year ended December 31, 2016 related to the August 2016 sale of our Diverse Solutions business.
Loss on Debt Extinguishment
There was no loss on debt extinguishment for the year ended December 31, 2017. The loss on debt extinguishment was $22.8 million for the year ended December 31, 2016 and related to the partial repurchase of the 2020 Notes in December 2016.
Interest Expense
Interest expense was $27.5 million for the year ended December 31, 2017, compared to $7.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, interest expense primarily related to the 2021 Notes that were issued on December 12, 2016. For the year ended December 31, 2016, interest expense primarily related to the 2020 Notes that we guaranteed in connection with the February 2015 acquisition of Trulia. For additional information regarding the 2020 Notes and the 2021 Notes, see Note 14 to our consolidated financial statements.
Homes Segment
We have not presented details for the Homes segment for the years ended December 31, 2017 and 2016 as we had only one operating and reportable segment prior to 2018.
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

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share data, unaudited)
Statement of Operations Data:
Revenue:
IMT	$323,988	$332,076	$325,246	$299,879	$282,330	$281,839	$266,850	$245,775
Homes	41,347	11,018	—	—	—	—	—	—
Total revenue	365,335	343,094	325,246	299,879	282,330	281,839	266,850	245,775
Cost of revenue (exclusive of amortization) (1)(2):
IMT	28,498	26,386	25,527	23,919	22,559	22,152	20,260	20,232
Homes	38,974	10,286	—	—	—	—	—	—
Total cost of revenue	67,472	36,672	25,527	23,919	22,559	22,152	20,260	20,232
Sales and marketing (1)	138,869	128,734	147,727	137,291	103,935	107,108	131,218	105,940
Technology and development (1)	111,195	105,314	100,376	93,933	85,187	83,389	78,541	72,868
General and administrative (1)	74,758	70,743	60,579	56,073	57,778	54,226	53,346	45,466
Impairment costs	69,000	10,000	—	—	174,000	—	—	—
Acquisition-related costs	268	1,405	632	27	97	218	43	105
Integration costs	1,492	523	—	—	—	—	—	—
Total costs and expenses	463,054	353,391	334,841	311,243	443,556	267,093	283,408	244,611
Income (loss) from operations	(97,719)	(10,297)	(9,595)	(11,364)	(161,226)	14,746	(16,558)	1,164
Other income	5,962	7,773	3,089	2,446	1,415	1,407	1,610	953
Interest expense	(14,327)	(12,668)	(7,187)	(7,073)	(6,991)	(6,906)	(6,897)	(6,723)
Income (loss) before income taxes	(106,084)	(15,192)	(13,693)	(15,991)	(166,802)	9,247	(21,845)	(4,606)
Income tax benefit (expense)	8,402	14,700	10,600	(2,600)	89,627	(41)	—	—
Net income (loss)	$(97,682)	$(492)	$(3,093)	$(18,591)	$(77,175)	$9,206	$(21,845)	$(4,606)
Net income (loss) per share—basic and diluted	$(0.48)	$—	$(0.02)	$(0.10)	$(0.41)	$0.05	$(0.12)	$(0.03)
Weighted-average shares outstanding—basic	203,561	202,416	194,155	191,464	189,439	187,692	185,439	183,158
Weighted-average shares outstanding—diluted	203,561	202,416	194,155	191,464	189,439	196,425	185,439	183,158
Other Financial Data:
Adjusted EBITDA (3)	$32,357	$66,165	$56,000	$46,310	$70,859	$70,957	$39,700	$54,799

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$947	$969	$1,256	$955	$942	$1,014	$1,025	$903
Sales and marketing	5,529	5,911	6,340	5,162	5,041	5,914	6,250	5,530
Technology and development	15,753	15,031	14,347	11,542	10,609	10,438	10,400	8,491
General and administrative	15,489	19,771	17,000	13,082	12,817	11,208	11,518	11,471
Total	$37,718	$41,682	$38,943	$30,741	$29,409	$28,574	$29,193	$26,395
(2) Amortization of website development costs and intangible assets included in technology and development	$17,575	$18,165	$21,020	$22,549	$24,392	$23,537	$23,159	$23,261

(3)
Adjusted EBITDA is a non-GAAP financial measure; it is not calculated or presented in accordance with GAAP. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following tables present our revenue by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, unaudited)
Revenue:
Premier Agent	$221,012	$232,703	$230,885	$213,732	$199,514	$197,054	$189,725	$175,301
Rentals	34,917	37,319	33,288	29,063	28,851	28,438	23,710	21,545
Mortgages	23,280	18,438	19,305	19,023	18,516	20,869	20,936	20,270
Other	44,779	43,616	41,768	38,061	35,449	35,478	32,479	28,659
Homes	41,347	11,018	—	—	—	—	—	—
Total Revenue	$365,335	$343,094	$325,246	$299,879	$282,330	$281,839	$266,850	$245,775

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Percentage of Revenue:
Premier Agent	60%	68%	71%	71%	71%	70%	71%	71%
Rentals	10	11	10	10	10	10	9	9
Mortgages	6	5	6	6	7	7	8	8
Other	12	13	13	13	13	13	12	12
Homes	11	3	—	—	—	—	—	—
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Total revenue increased sequentially in all quarters presented. In general, the strong increase in consumer adoption of our mobile applications and websites in the years ended December 31, 2018 and December 31, 2017 was reflected in the growth in unique users and visits, which resulted in increased impression inventory, leads, and graphical display impressions we could monetize through our advertising products.
Premier Agent revenue also increased sequentially in all quarters presented with the exception of the three months ended December 31, 2018. As discussed above, during the year ended December 31, 2016, we began meaningful testing and implementation of a new auction-based pricing method for our Premier Agent product, our flagship advertising product, by which we determine the cost per impression delivered in each zip code in a dynamic way based on demand for impressions in that zip code. We believe Premier Agent revenue was positively impacted by the full implementation of the new pricing method for our Premier Agent product, which may have increased the demand for our advertising platform through the third quarter of 2018. We believe the decline in revenue in the three months ended December 31, 2018 was driven by certain changes we made to the Premier Agent and Premier Broker programs in the second half of 2018 as discussed in Results of Operations above.
The quarter-over-quarter increases in revenue in 2018 were also attributable to growth in rentals revenue. Growth in rentals revenue was primarily attributable to increases in consumer adoption of our rentals information marketplaces, which in turn increased the likelihood of a lead, lease, click, or other event that we monetize, and advertiser adoption of our cost per lead, cost per lease and cost per click advertising products, as well as enhancements to our marketing products that improve the ways in which consumers and advertisers connect through the Zillow Group Rentals marketplace. Rentals revenue also increased as a result of our monetization of rental listings on our StreetEasy brand mobile application and website beginning in the third quarter of 2017. Additionally, rentals revenue increased as a result of the launch of our rental applications product in 2018 which allows prospective renters to submit rental applications online through Zillow.com for a flat service fee.
Other revenue was positively impacted by increased advertising sales to new home builders through our new construction platform.
The quarter-over-quarter increases in revenue in 2018 were also attributable to the launch of our Zillow Offers business in April 2018, with the first Zillow homes sold in July 2018 and with 141 homes sold in the fourth quarter of 2018, as well as our acquisition of MLOA in the fourth quarter of 2018.
Seasonality
Portions of our business may be affected by seasonal fluctuations in the residential real estate market, advertising spending, and other factors. We believe our rapid growth may be masking the underlying seasonality of our business. As our revenue growth rate related to our IMT segment slows, we expect seasonal variances may become more pronounced, causing our operating results to fluctuate. For example, costs and expenses typically peak in the three months ended June 30th, primarily attributable to increases in sales and marketing expenses which are, in turn, primarily attributable to increased investment in marketing and advertising initiatives to attract consumers during peak seasons for home sales activity. In addition, the average number of unique users and visits have historically peaked during the three months ended June 30th or September 30th, consistent with peak residential real estate activity in the spring and summer months. Because the number of unique users and visits may impact impression inventory, leads to real estate professionals, and graphical display inventory which we monetize, this trend in the average number of unique users and visits may result in seasonality of revenue. We may begin to observe Premier Agent revenue peaking in the three months ended June 30th or September 30th, also in line with peak residential real estate activity in the spring and summer seasons. With respect to our Homes segment, the rate of revenue growth as we expand into new geographic markets may mask seasonality in revenue; we may, for example, be able to more quickly sell homes during the spring and summer high seasons.
Adjusted EBITDA
The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented below. See “Adjusted EBITDA” under “Results of Operations” above in this Item 7 for additional information about why we have included Adjusted EBITDA in this Annual Report on Form 10-K and how management uses Adjusted EBITDA.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(97,682)	$(492)	$(3,093)	$(18,591)	$(77,175)	$9,206	$(21,845)	$(4,606)
Other income	(5,962)	(7,773)	(3,089)	(2,446)	(1,415)	(1,407)	(1,610)	(953)
Depreciation and amortization expense	23,090	23,375	26,020	26,906	28,579	27,419	27,022	27,135
Share-based compensation expense	37,718	41,682	38,943	30,741	29,409	28,574	29,193	26,395
Impairment costs	69,000	10,000	—	—	174,000	—	—	—
Acquisition-related costs	268	1,405	632	27	97	218	43	105
Interest expense	14,327	12,668	7,187	7,073	6,991	6,906	6,897	6,723
Income tax (benefit) expense	(8,402)	(14,700)	(10,600)	2,600	(89,627)	41	—	—
Adjusted EBITDA	$32,357	$66,165	$56,000	$46,310	$70,859	$70,957	$39,700	$54,799
Unique Users
The following table sets forth the average number of unique users for each of the periods presented below. Refer to “Unique Users” above in this Item 7 for information about how we measure unique users. The average number of unique users has historically peaked during the three months ended June 30 or September 30, consistent with seasonal variances of home sales which generally peak in the spring and summer months.

	Average for the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in millions)
Unique Users	157.2	186.6	186.1	175.5	151.6	175.2	178.1	166.6
Visits
The following table sets forth our visits for each of the periods presented below. Refer to “Visits” above in this Item 7 for information about how we measure visits. Consistent with the trend in our unique users discussed above, the number of visits has historically peaked during the three months ended June 30 or September 30, consistent with seasonal variances of home sales which generally peak in the spring and summer months.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in millions)
Visits	1,607.8	1,888.9	1,920.6	1,764.8	1,435.6	1,667.1	1,678.7	1,533.0
Liquidity and Capital Resources
As of December 31, 2018 and 2017, we had cash, cash equivalents, investments and restricted cash of $1,567.3 million and $762.5 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit with original maturities of three months or less. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, foreign government securities and certificates of deposit. Restricted cash consists of amounts funded to the reserve and collection accounts related to our Revolving Credit Facility (described below). Beginning in the fourth quarter of 2018, restricted cash also includes amounts held in escrow related to funding home purchases in our mortgage originations business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The implementation and expansion of Zillow Group’s purchase of homes in the Zillow Offers program and sale of homes on the open market will likely have a significant impact on our liquidity and capital resources as a cash and inventory intensive initiative. During the second quarter of 2018, we used cash from our balance sheet to fund the purchases of homes and related costs. Beginning in the third quarter of 2018, we used debt financing to fund a portion of the purchase price of homes and certain related costs. On July 31, 2018, certain wholly owned subsidiaries of Zillow Group entered into a Revolving Credit Facility. The Revolving Credit Facility provided for an initial maximum borrowing capacity of $250.0 million. This borrowing capacity was increased to $500.0 million effective December 31, 2018 (the “Maximum Amount”) and has a current borrowing capacity of $126.7 million as of December 31, 2018, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions. The Revolving Credit Facility is a non-recourse credit facility secured by a pledge of the equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. The Revolving Credit Facility has an initial term of one year which may be extended for up to two additional years, subject to agreement by the directing lender. Beginning in August 2018, we incurred interest on borrowings on the Revolving Credit Facility at a floating rate based on LIBOR plus an applicable margin, as defined in the credit agreement governing the Revolving Credit Facility. The Revolving Credit Facility includes customary representations and warranties, covenants (including financial covenants applicable to the Company), and provisions regarding events of default. For additional information regarding the Revolving Credit Facility, see Note 14 to our consolidated financial statements.
The October 31, 2018 acquisition of MLOA will likely have a significant impact on our liquidity and capital resources as a cash intensive business as it relates to funding mortgage loans originated for resale in the secondary market. In conjunction with the acquisition of MLOA, we acquired two non-recourse warehouse lines of credit which we use to fund a portion of mortgage loans originated. The borrowing capacity of the first line of credit is $50.0 million as of December 31, 2018 and accrues interest at a floating rate based on LIBOR plus an applicable margin, as defined in the credit agreement governing the warehouse line of credit. The borrowing capacity on the second line of credit is $50.0 million and accrues interest at a floating rate based on LIBOR plus an applicable margin, as defined in the credit agreement governing the warehouse line of credit. Both warehouse lines of credit include customary representations and warranties, covenants and provisions regarding events of default. For additional information regarding these warehouse lines of credit, see Note 14 to our consolidated financial statements.
In anticipation of the expected phaseout of LIBOR in 2021, we have performed an initial analysis of the impact the phaseout will have on the company, in particular with respect to the Revolving Credit Facility and warehouse lines of credit associated with MLOA. We do not believe the phaseout will have a material impact on the company, in part because the Revolving Credit Facility includes a mechanism for the parties thereto to select an alternative index, and the warehouse lines of credit are typically renewed annually, providing several opportunities for the parties thereto to select an alternative reference index before the LIBOR phaseout.
We have outstanding $9.6 million aggregate principal of 2020 Notes as of December 31, 2018. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed. The 2020 Notes are convertible into shares of Zillow Group Class A common stock. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Holders of the 2020 Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2020 Notes are redeemable, at our option, in whole or in part as of December 20, 2018, under certain circumstances. For additional information regarding the 2020 Notes, see Note 14 to our consolidated financial statements.
In December 2016, Zillow Group issued $460.0 million aggregate principal amount of 2021 Notes. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of December 31, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). For additional information regarding the 2021 Notes, see Note 14 to our consolidated financial statements.
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
The 2023 Notes bear interest at a fixed rate of 1.50% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. Beginning in July 2018, interest expense included interest on the 2023 Notes. The 2023 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at the Company’s election. The 2023 Notes will mature on July 1, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding April 1, 2023, the 2023 Notes are convertible at the option of the holders only under certain conditions. On or after April 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2023 Notes by paying or delivering, as the case may be, cash, shares of the Company’s Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 12.7592 shares of Class C capital stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $78.37 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2023 Notes, at its option, on or after July 6, 2021, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2023 Notes). For additional information regarding the 2023 Notes, see Note 14 to our consolidated financial statements.
The following table presents selected cash flow data for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$3,850	$258,191	$8,645
Net cash used in investing activities	(622,639)	(247,394)	(65,719)
Net cash provided by financing activities	930,137	97,706	71,528
Cash Flows Provided By Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals and brand advertisers. Our primary uses of cash from operating activities include payments for marketing and advertising activities, homes purchased through Zillow Offers, mortgages funded through our mortgage originations business and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.
For the year ended December 31, 2018, net cash provided by operating activities was $3.9 million. This was primarily driven by a net loss of $119.9 million, adjusted by share-based compensation expense of $149.1 million, depreciation and amortization expense of $99.4 million, non-cash impairment charges totaling $79.0 million, amortization of contract cost assets of $36.0 million, a non-cash change in our deferred income taxes of $31.1 million, amortization of the discount and issuance costs on the 2023 Notes and 2021 Notes of $26.7 million, accretion of bond discount of $4.3 million, a loss on disposal of property and equipment of $3.6 million and a change in deferred rent of $2.0 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $233.5 million. The changes in operating assets and liabilities are primarily due to a $162.8 million increase in inventory due to the purchase of homes through Zillow Offers, a $41.5 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $34.1 million increase in prepaid expenses and other assets driven primarily by the timing of payments, a $12.6 million increase in accounts receivable due primarily to an increase in revenue and a $11.3 million increase in accrued compensation and benefits driven primarily by the timing of payments.
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
Cash Flows Used In Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, the purchase of equity investments, net cash paid in connection with acquisitions and proceeds from divestiture of businesses.
For the year ended December 31, 2018, net cash used in investing activities was $622.6 million. This was primarily the result of $489.0 million of net purchases of investments in connection with investment of a portion of the net proceeds from our July 2018 public offerings of Class C capital stock and 2023 Notes, $78.5 million of purchases for property and equipment and intangible assets and $55.1 million of net cash paid for acquisitions, related to the October 2018 acquisition of MLOA.
For the year ended December 31, 2017, net cash used in investing activities was $247.4 million. This was primarily the result of $147.8 million of net purchases of investments, $78.6 million of purchases for property and equipment and intangible assets, $11.5 million paid in connection with acquisitions, and approximately $10.0 million related to the purchase of an equity investment, partially offset by $0.6 million in proceeds from our August 2016 sale of our Diverse Solutions business.
For the year ended December 31, 2016, net cash used in investing activities was $65.7 million. This was primarily the result of $71.7 million of purchases for property and equipment and intangible assets, $16.3 million paid in connection with our February 2016 acquisition of Naked Apartments and our August 2016 acquisition of Bridge Interactive, $10.0 million related to the purchase of an equity investment, partially offset by $29.1 million of net maturities and sales of investments and $3.2 million in proceeds from the divestiture of a business.
The increases in capital expenditures and intangible assets during all three periods reflect our continued investments in support of business growth. We expect to continue to make significant investments in our business to provide for the continued innovation in our products and services in 2019 and thereafter.
Cash Flows Provided By Financing Activities
For the year ended December 31, 2018, cash flows provided by financing activities includes $364.0 million of net proceeds from the issuance of the 2023 Notes and $360.3 million of net proceeds from our Class C capital stock public offering, partially offset by $29.4 million of premiums paid for Capped Call Confirmations. It also includes $120.1 million in proceeds from the exercise of option awards, $116.7 million of proceeds from borrowing on the Revolving Credit Facility and $0.5 million of proceeds from borrowing on the warehouse lines of credit associated with our October 2018 acquisition of MLOA, partially offset by $2.0 million of contingent consideration related to prior period acquisitions.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $8.9 million and $3.7 million, respectively, as of December 31, 2018 and 2017. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 19 to our consolidated financial statements under the subsection titled “Surety Bonds”.
Contractual Obligations and Other Commitments
The following table provides a summary of our contractual obligations as of December 31, 2018:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
2023 Notes (1)	$373,750	$—	$—	$373,750	$—
Interest on 2023 Notes (2)	25,228	5,606	11,213	8,409	—
2021 Notes (3)	460,000	—	460,000	—	—
Interest on 2021 Notes (4)	26,833	9,200	17,633	—	—
2020 Notes (5)	9,637	—	9,637	—	—
Interest on 2020 Notes (6)	530	265	265	—	—
Homes under contract (7)	88,943	88,943	—	—	—
Revolving credit facility (8)	116,700	116,700	—	—	—
Warehouse lines of credit (9)	33,018	33,018	—	—	—
Operating lease obligations (10)	266,885	29,085	78,159	74,179	85,462
Purchase obligations (11)	160,866	64,124	96,742	—	—
Total contractual obligations	$1,562,390	$346,941	$673,649	$456,338	$85,462

(1)	The aggregate principal amount of the 2023 Notes is due on July 1, 2023 if not earlier converted or redeemed.

(2)	The stated interest rate on the 2023 Notes is 1.50%

(3)	The aggregate principal amount of the 2021 Notes is due on December 1, 2021 if not earlier converted or redeemed.

(4)	The stated interest rate on the 2021 Notes is 2.00%.

(5)	The aggregate principal amount of the 2020 Notes is due on December 15, 2020 if not earlier converted or redeemed.

(6)	The stated interest rate on the 2020 Notes is 2.75%.

(7)	We have obligations to purchase homes under contract through our Zillow Offers business.

(8)	Includes principal amounts due for amounts borrowed under the Revolving Credit Facility entered into on July 31, 2018. Amount excludes estimated interest payments.

(9)	Includes principal amounts due for amounts borrowed under the warehouse lines of credit assumed in connection with the October 2018 acquisition of MLOA. Amount excludes estimated interest payments.

(10)
Our operating lease obligations consist of various operating leases for office space under noncancelable operating lease agreements. For additional information regarding our operating leases, see Note 19 to our consolidated financial statements.

(11)
We have noncancelable purchase obligations for content related to our mobile applications and websites. For additional information regarding our purchase obligations, see Note 19 to our consolidated financial statements.

We have excluded unrecognized tax benefits from the contractual obligations table above because we cannot make a reasonably reliable estimate of the amount and period of payment due primarily to our significant net operating loss carryforwards.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $8.9 million and $3.7 million, respectively, as of December 31, 2018 and 2017.
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

We believe that the assumptions and estimates associated with revenue recognition, the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, and the recoverability of goodwill and indefinite-lived intangible assets, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
We primarily offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code. The cost per impression that we charge is dynamic - as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased accordingly. The price paid for each impression is representative of the price at which we would sell an impression separately to a customer, or the stand-alone selling price.
We have not allocated the transaction price to each performance obligation as the amounts recognized would be the same irrespective of any allocation. As such, we recognize revenue related to the Premier Agent and Premier Broker products and services based on the contractual spend recognized on a straight-line basis during the contractual period over which the products and services are provided.
In April 2018, we began testing a new form of lead validation and distribution related to our auction-based pricing model whereby the share of voice purchased by Premier Agents and Premier Brokers will represent both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of validated consumer connections a Premier Agent or Premier Broker receives. When consumers who are interested in connecting with a real estate professional do not select a specific Premier Agent or Premier Broker advertisement on one of Zillow Group’s mobile applications or websites, the validated consumer leads will be distributed to Premier Agents and Premier

Brokers in proportion to their share of voice. We believe distributing validated consumer connection leads on the basis of share of voice creates better experiences for consumers and further strengthens our partnerships with real estate professionals. We substantially completed the nationwide adoption of this new lead distribution model in the fourth quarter of 2018. We are unable to predict whether this change will have a material impact on revenue or other results of operations.
In October 2018, we began testing a new Flex Pricing model for Premier Broker and Premier Agent advertising services in limited markets. With the Flex Pricing model, Premier Brokers and Premier Agents are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads. With this pricing model, the transaction price represents variable consideration as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions. As the amount of consideration is dependent upon factors outside our influence and our experience with this pricing model is limited, we fully constrain the estimated variable consideration. When a real estate transaction is closed with a Flex Pricing lead and payment is made, the uncertainty is resolved and revenue is recognized in the period for the satisfied performance obligations.
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
Beginning in 2018, rentals revenue also includes revenue generated from Zillow’s rental applications product. We recognize revenue for the rental applications product on a straight-line basis during the contractual period over which the customer has the right to access and submit a rental application.
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
Beginning in the fourth quarter of 2018, mortgages revenue also includes revenue generated by our mortgage originations business. Revenue from loan originations is recognized at the time the related real estate transactions are completed, usually upon the close of escrow and when we fund mortgage loans. These loans are then held for sale. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Net origination costs and fees associated with mortgage loans are recognized as incurred at the time of origination. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers.
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
Contract Cost Assets
We capitalize certain incremental costs of obtaining contracts with customers that we expect to recover. These costs relate to commissions paid to sales personnel, primarily for our Premier Agent and Premier Broker programs. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Capitalized commission costs are recorded as contract cost assets in our consolidated balance sheets. Contract cost assets are amortized to expense on a straight-line basis over a period that is consistent with the transfer to the customer of the products or services to which the asset relates, generally the estimated life of the customer relationship. Amortization expense related to contract cost assets is included in sales and marketing expenses in our consolidated statements of operations. Our determination of the estimated life of the customer relationship involves significant judgment. In determining the estimated life of our customer relationships, we consider quantitative and qualitative data, including, but not limited to, historical customer data, recent changes or expected changes in product or service offerings, and changes in how we monetize our products and services. The amortization period for our Premier Agent and Premier Broker programs ranges from two to three years.
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
Determining the fair value of option awards at the grant date requires judgment. If any of the assumptions used in the Black-Scholes-Merton model changes significantly, share-based compensation expense for future option awards may differ materially compared with the awards granted previously. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. In addition, through December 31, 2016 we made assumptions about estimated forfeiture rates. Beginning on January 1, 2017, we elected to account for forfeitures as they occur.
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
We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our share-based compensation expense calculations on a prospective basis. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. As we continue to accumulate additional data related to our Class A common stock and Class C capital stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future share-based compensation expense. In future periods, we expect our share-

based compensation expense to increase as a result of our existing, unrecognized share-based compensation that will be recognized as the awards vest, and as we grant additional share-based awards to attract and retain employees.
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
Since inception, we have typically incurred annual operating losses, and accordingly, we have generally not recorded a material current provision for income taxes, though we have historically in certain instances recorded income tax benefits in connection with acquisitions. However, as part of the Tax Act, net operating losses generated after December 31, 2017 create a tax benefit because they can be offset against our indefinite lived deferred tax liabilities and release that related portion of our valuation allowance.
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

During the year ended December 31, 2018, we recognized a non-cash impairment charge of $69.0 million related to our indefinite-lived Trulia trade names and trademarks intangible asset. The impairment charge is included in Impairment costs within our IMT segment. In connection with our annual budgeting process that was substantially completed during the three months ended December 31, 2018, we identified factors that led us to conclude it was more likely than not that the $177.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to projections at the time the intangible asset was remeasured as of October 1, 2017. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $108.0 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rates, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy. In connection with this impairment analysis, we evaluated our planned future use of the Trulia trade names and trademarks intangible asset and concluded that it remains appropriate to consider this asset to have an indefinite life.
To the extent there is a shortfall in actual revenue attributable to the Trulia brand as compared to our estimated projections as of December 2018, the date of our interim impairment test, additional impairment could be recorded in future periods.
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
As of December 31, 2018, we have outstanding $373.8 million aggregate principal Convertible Senior Notes due in 2023 (the “2023 Notes”), $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”) and $9.6 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2023 Notes were issued in July 2018 and carry a fixed interest rate of 1.50% per year. The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. and carry a fixed interest rate of 2.75% per year.
Since the 2023 Notes, 2021 Notes, and 2020 Notes bear interest at fixed rates, the notes do not create direct financial statement risk associated with changes in interest rates as of December 31, 2018. However, the fair values of the 2023 Notes, 2021 Notes, and 2020 Notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, which we entered into on July 31, 2018 (the “Revolving Credit Facility”). As of December 31, 2018, we have outstanding $116.7 million of borrowings on the Revolving Credit Facility. Borrowings on our Revolving Credit Facility bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus the applicable margin, as defined in the credit agreement governing the Revolving Credit Facility. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on the Revolving Credit Facility, we estimate that a 1.0% increase in LIBOR would increase our annual interest expense by approximately $1.2 million.
The October 31, 2018 acquisition of Mortgage Lenders of America, L.L.C. (“MLOA”) is expected to have a significant future impact on our exposure to interest rate risk. We are exposed to interest rate risk associated with our mortgage loan origination services which we manage through the use of forward sales of mortgage-backed securities. Additionally, as part of the acquisition of MLOA, Zillow Group acquired two warehouse lines of credit. Each line of credit provides for a current and maximum borrowing capacity of $50.0 million, or $100.0 million in total. The lines of credit mature on March 31, 2019 and July 15, 2019. Borrowings on the lines of credit bear interest at either the one-month LIBOR rate plus an applicable margin, as defined in the credit agreement governing the warehouse line of credit, or the daily adjusting LIBOR rate plus an applicable margin as defined in the credit agreement governing the warehouse line of credit. Assuming no change in the outstanding borrowings on the warehouse lines of credit, we estimate that a 1.0% increase in LIBOR would increase our annual interest expense associated with the lines of credit by approximately $0.33 million.
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

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Zillow Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zillow Group, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for costs to obtain customer contracts during the year ended December 31, 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the modified retrospective approach.
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
February 21, 2019
We have served as the Company’s auditor since 2016.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Zillow Group, Inc.
We have audited the accompanying consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows of Zillow Group, Inc. for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Zillow Group, Inc. for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 7, 2017

ZILLOW GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$651,058	$352,095
Short-term investments	903,867	410,444
Accounts receivable, net of allowance for doubtful accounts of $4,838 and $5,341 at December 31, 2018 and 2017, respectively	66,083	54,396
Inventory	162,829	—
Mortgage loans held for sale	35,409	—
Prepaid expenses and other current assets	61,067	24,590
Restricted cash	12,385	—
Total current assets	1,892,698	841,525
Contract cost assets	45,819	—
Property and equipment, net	135,172	112,271
Goodwill	1,984,907	1,931,076
Intangible assets, net	215,904	319,711
Other assets	16,616	25,934
Total assets	$4,291,116	$3,230,517
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,471	$3,587
Accrued expenses and other current liabilities	63,101	61,373
Accrued compensation and benefits	31,388	19,109
Revolving credit facility	116,700	—
Warehouse lines of credit	33,018	—
Deferred revenue	34,080	31,918
Deferred rent, current portion	1,740	2,400
Total current liabilities	287,498	118,387
Deferred rent, net of current portion	19,945	21,330
Long-term debt	699,020	385,416
Deferred tax liabilities and other long-term liabilities	17,474	44,561
Total liabilities	1,023,937	569,694
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 58,051,448 and 56,629,103 shares issued and outstanding as of December 31, 2018 and 2017, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of December 31, 2018 and 2017	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 139,635,370 and 127,268,598 shares issued and outstanding as of December 31, 2018 and 2017, respectively	14	13
Additional paid-in capital	3,939,842	3,254,146
Accumulated other comprehensive loss	(905)	(1,100)
Accumulated deficit	(671,779)	(592,243)
Total shareholders’ equity	3,267,179	2,660,823
Total liabilities and shareholders’ equity	$4,291,116	$3,230,517
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
IMT	$1,281,189	$1,076,794	$846,589
Homes	52,365	—	—
Total revenue	1,333,554	1,076,794	846,589
Cost of revenue (exclusive of amortization) (1):
IMT	104,330	85,203	69,262
Homes	49,260	—	—
Total cost of revenue	153,590	85,203	69,262
Sales and marketing	552,621	448,201	382,419
Technology and development	410,818	319,985	255,583
General and administrative	262,153	210,816	332,007
Impairment costs	79,000	174,000	—
Acquisition-related costs	2,332	463	1,423
Integration costs	2,015	—	—
Gain on divestiture of business	—	—	(1,251)
Total costs and expenses	1,462,529	1,238,668	1,039,443
Loss from operations	(128,975)	(161,874)	(192,854)
Loss on debt extinguishment	—	—	(22,757)
Other income	19,270	5,385	2,711
Interest expense	(41,255)	(27,517)	(7,408)
Loss before income taxes	(150,960)	(184,006)	(220,308)
Income tax benefit (expense)	31,102	89,586	(130)
Net loss	$(119,858)	$(94,420)	$(220,438)
Net loss per share — basic and diluted	$(0.61)	$(0.51)	$(1.22)
Weighted-average shares outstanding — basic and diluted	197,944	186,453	180,149

(1) Amortization of website development costs and intangible assets included in technology and development	$79,309	$94,349	$87,060

See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(119,858)	$(94,420)	$(220,438)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	144	(858)	229
Currency translation adjustments	51	—	—
Total other comprehensive income (loss)	195	(858)	229
Comprehensive loss	$(119,663)	$(95,278)	$(220,209)
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2015	178,474,917	$18	$2,956,111	$(276,605)	$(471)	$2,679,053
Issuance of common and capital stock upon exercise of stock options	2,518,172	—	31,211	—	—	31,211
Vesting of restricted stock units	1,487,263	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(21,634)	—	(616)	—	—	(616)
Share-based compensation expense	—	—	116,979	—	—	116,979
Portion of repurchase price recorded in additional paid-in capital in connection with partial repurchase of 2020	—	—	(127,615)	—	—	(127,615)
Equity component of issuance of 2021 Notes, net of issuance costs of $2,494	—	—	91,400	—	—	91,400
Premiums paid for Capped Call Confirmations	—	—	(36,616)	—	—	(36,616)
Net loss	—	—	—	(220,438)	—	(220,438)
Other comprehensive income	—	—	—	—	229	229
Balance at December 31, 2016	182,458,718	18	3,030,854	(497,043)	(242)	2,533,587
Cumulative-effect adjustment from adoption of guidance on accounting for share-based payment transactions	—	—	780	(780)	—	—
Issuance of common and capital stock upon exercise of stock options	6,202,421	2	98,070	—	—	98,072
Vesting of restricted stock units	1,463,825	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(9,816)	—	(365)	—	—	(365)
Share-based compensation expense	—	—	124,807	—	—	124,807
Net loss	—	—	—	(94,420)	—	(94,420)
Other comprehensive loss	—	—	—	—	(858)	(858)
Balance at December 31, 2017	190,115,148	20	3,254,146	(592,243)	(1,100)	2,660,823
Cumulative-effect adjustment from adoption of guidance on revenue from contracts with customers	—	—	—	40,322	—	40,322
Issuance of common and capital stock upon exercise of stock options	5,472,728	—	120,074	—	—	120,074
Vesting of restricted stock units	1,740,134	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(1,489)	—	(70)	—	—	(70)
Share-based compensation expense	—	—	157,674	—	—	157,674
Portion of conversion recorded in additional paid-in-capital in connection with partial conversion of 2020 Notes	20,727	—	500	—	—	500
Issuance of Class C capital stock in connection with equity offering, net of issuance costs of $13,425	6,557,017	1	360,345	—	—	360,346
Premiums paid for Capped Call Confirmations	—	—	(29,414)	—	—	(29,414)
Equity component of issuance of 2023 Notes, net of issuance costs of $2,047	—	—	76,587	—	—	76,587
Net loss	—	—	—	(119,858)	—	(119,858)
Other comprehensive income	—	—	—	—	195	195
Balance at December 31, 2018	203,904,265	$21	$3,939,842	$(671,779)	$(905)	$3,267,179
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(119,858)	$(94,420)	$(220,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,391	110,155	100,590
Share-based compensation expense	149,084	113,571	106,918
Amortization of contract cost assets	36,013	—	—
Loss on debt extinguishment	—	—	22,757
Amortization of discount and issuance costs on 2023 and 2021 Notes	26,672	18,012	883
Impairment costs	79,000	174,000	—
Deferred income taxes	(31,102)	(89,586)	(1,370)
Loss on disposal of property and equipment	3,617	5,678	3,689
Gain on divestiture of business, net	—	—	(1,360)
Bad debt expense	869	7,349	2,681
Deferred rent	(2,045)	7,085	1,730
Amortization (accretion) of bond premium (discount)	(4,313)	431	1,489
Changes in operating assets and liabilities:
Accounts receivable	(12,556)	(21,203)	(13,324)
Inventory	(162,829)	—	—
Mortgage loans held for sale	(1,161)	—	—
Prepaid expenses and other assets	(34,068)	10,807	(13,260)
Contract cost assets	(41,510)	—	—
Accounts payable	1,311	(373)	856
Accrued expenses and other current liabilities	1,920	19,000	(5,065)
Accrued compensation and benefits	11,291	(4,948)	12,463
Deferred revenue	2,162	2,633	7,794
Other long-term liabilities	1,962	—	1,612
Net cash provided by operating activities	3,850	258,191	8,645
Investing activities
Proceeds from maturities of investments	399,228	259,227	199,369
Purchases of investments	(901,761)	(407,032)	(175,210)
Proceeds from sales of investments	13,567	—	4,963
Purchases of property and equipment	(66,054)	(66,728)	(62,060)
Purchases of intangible assets	(12,481)	(11,907)	(9,662)
Purchase of equity investment	—	(10,000)	(10,000)
Proceeds from divestiture of business	—	579	3,200
Cash paid for acquisition, net	(55,138)	(11,533)	(16,319)
Net cash used in investing activities	(622,639)	(247,394)	(65,719)
Financing activities
Proceeds from issuance of 2023 and 2021 Notes, net of issuance costs	364,020	—	447,784
Premiums paid for Capped Call Confirmations	(29,414)	—	(36,616)
Proceeds from issuance of Class C Capital Stock, net of issuance costs	360,345	—	—
Proceeds from borrowing on revolving credit facility	116,700	—	—
Proceeds from borrowing on warehouse lines of credit	482	—	—
Partial repurchase of 2020 Notes	—	—	(370,235)
Proceeds from exercise of stock options	120,074	98,071	31,211
Value of equity awards withheld for tax liability	(70)	(365)	(616)
Contingent merger consideration	(2,000)	—	—
Net cash provided by financing activities	930,137	97,706	71,528

Net increase in cash, cash equivalents and restricted cash during period	311,348	108,503	14,454
Cash, cash equivalents and restricted cash at beginning of period	352,095	243,592	229,138
Cash, cash equivalents and restricted cash at end of period	$663,443	$352,095	$243,592
Supplemental disclosures of cash flow information
Cash paid for interest	$15,473	$9,198	$6,325
Noncash transactions:
Capitalized share-based compensation	$8,590	$11,236	$10,061
Write-off of fully depreciated property and equipment	$22,364	$15,004	$14,564
Write-off of fully amortized intangible assets	$12,999	$5,473	$9,293
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes Zillow, Trulia, Mortgage Lenders of America, L.L.C. (“MLOA”), StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Beginning in April 2018, Zillow Offers provides homeowners in certain metropolitan areas with the opportunity to receive offers to purchase their home from Zillow. When Zillow buys a home, it makes certain repairs and lists the home for resale on the open market. Beginning in October 2018, Zillow also provides consumers with the opportunity to receive mortgage financing through MLOA, a licensed mortgage lender. Zillow Group operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
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

Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, accounts receivable and mortgage loans held for sale. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of our investments.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. There were no customers that comprised 10% or more of our total accounts receivable as of December 31, 2018 and 2017. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.
Similarly, our credit risk on mortgage loans held for sale is dispersed due to a large number of customers. Further, our credit risk on mortgage loans held for sale is mitigated by the fact that we typically sell mortgages on the secondary market within a relatively short period of time after the loan is originated.
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
Short-term Investments
Our investments consist of fixed income securities, which include U.S. and foreign government agency securities, corporate notes and bonds, commercial paper, municipal securities and certificates of deposit, and are classified as available-for-sale securities. As the investments are available to support current operations, our available-for-sale securities are classified as short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net loss based on specific identification. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. We assess whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. We did not identify any investments as other-than-temporarily impaired as of December 31, 2018 or 2017.
Restricted Cash
Restricted cash consists of amounts funded to the reserve and collection accounts related to our Revolving Credit Facility (see Note 14) and amounts held in escrow related to funding home purchases in our mortgage originations business.
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
Mortgage Loans Held for Sale
Mortgage loans held for sale includes residential mortgages originated for sale in the secondary market in connection with our October 2018 acquisition of MLOA. We have elected the fair value option for all mortgage loans held for sale as election of this option allows for a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold and is classified within other income in the consolidated statements of operations.

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, which limits exposure to nonperformance by loan buyer counterparties although we remain liable for certain limited representations and warranties related to loan sales, such as non-compliance with defined loan origination or documentation standards, including misstatement in the loan documents, early payoff or default on payments. Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties. We have established reserves for probable losses.
Loan Commitments and Related Derivatives
We are party to interest rate lock commitments (“IRLCs”), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria in connection with our October 2018 acquisition of MLOA. IRLCs are accounted for as derivative instruments recorded at fair value with gains and losses recognized in revenue in the consolidated statements of operations. We manage our interest rate risk related to IRLCs and mortgage loans held for sale through the use of derivative instruments, generally forward contracts on mortgage-backed securities (“MBS”), which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and mandatory loan commitments, which are an obligation by an investor to buy loans at a specified price within a specified time period. We do not enter into or hold derivatives for trading or speculative purposes and our derivatives are not designated as hedging instruments. Changes in the fair value of our derivative financial instruments are recognized in revenues in our consolidated statements of operations, and the fair values are reflected in other assets or other liabilities, as applicable. The net change in fair value was not significant for the year ended December 31, 2018.
There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and mandatory loan commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days.
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
Contract Cost Assets
We capitalize certain incremental costs of obtaining contracts with customers which we expect to recover. These costs relate to commissions paid to sales personnel, primarily for our Premier Agent and Premier Broker programs. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Capitalized commission costs are recorded as contract cost assets in our consolidated balance sheets. Contract cost assets are amortized to expense on a straight-line basis over a period that is consistent with the transfer to the customer of the products or services to which the asset relates, generally the estimated life of the customer relationship. Amortization expense related to contract cost assets is included in sales and marketing expenses in our consolidated statements of operations. In determining the estimated life of our customer relationships, we consider quantitative and qualitative data, including, but not limited to, historical customer data, recent changes or expected changes in product or service offerings, and changes in how we monetize our products and services. The amortization period for capitalized contract costs related to our Premier Agent and Premier Broker programs ranges from two to three years.
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
During the years ended December 31, 2018 and December 31, 2017, we recorded non-cash impairments for $69.0 million and $174.0 million related to the indefinite-lived Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairments, see Note 11 to our consolidated financial statements.
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
We also capitalize costs related to the license of certain internal-use software from third parties, including certain licenses of software in cloud computing arrangements. Additionally, we capitalize costs incurred during the application development stage related to the development of internal-use software and enterprise cloud computing services. We expense costs as incurred related to the planning and post-implementation phases of development. Capitalized internal-use software costs are amortized over the estimated useful life of the asset, which is currently one to 3 years, on a straight-line basis.
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
We primarily offer our Premier Agent and Premier Broker advertising products on a cost per impression basis. Payment is received prior to the delivery of impressions. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code. The cost per impression that we charge is dynamic - as demand for impressions in a zip code increases or decreases, the cost per impression in that zip code may be increased or decreased accordingly. The price paid for each impression is representative of the price at which we would sell an impression separately to a customer, or the stand-alone selling price.
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
In October 2018, we began testing a new Flex Pricing model for Premier Broker and Premier Agent advertising services in limited markets. With the Flex Pricing model, Premier Brokers and Premier Agents are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads. With this pricing model, the transaction price represents variable consideration as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions.
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
Beginning in 2018, rentals revenue also includes revenue generated from Zillow’s rental applications product through which potential renters can submit applications to multiple rental properties over a 30-day period for a flat service fee. We recognize revenue for the rental applications product on a straight-line basis during the contractual period over which the customer has the right to access and submit the rental application.
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
Beginning in October 2018, mortgages revenue also includes revenue generated from our mortgage originations business. We elect the fair value option for our mortgage loans held for sale, which are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are closed.
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
There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2018, 2017 or 2016.
Cost of Revenue
For our IMT segment, our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries and benefits and share-based compensation expense and bonuses, as well as credit card fees, ad serving costs paid to third parties, revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites. Beginning in the fourth quarter of 2018, cost of revenue within the IMT segment also includes expenses associated with our mortgage originations business, such as origination costs and fees, lead acquisition costs and expenses related to systems used directly in the origination of mortgages. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire and make necessary updates to each home including associated overhead costs.
Technology and Development
Technology and development expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development and testing of our mobile applications and websites and the tools and applications that support our products, and equipment and maintenance costs. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, amortization of intangible assets recorded in connection with acquisitions, including developed technology and customer relationships, amongst others, and depreciation expense.
Research and development costs are expensed as incurred and are recorded in technology and development expenses. For the years ended December 31, 2018, 2017 and 2016, expenses attributable to research and development for our business totaled $298.1 million, $193.0 million and $170.1 million, respectively.
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
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, expenses attributable to advertising totaled $177.3 million, $156.5 million and $120.2 million, respectively. Advertising costs are recorded in sales and marketing expenses.

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
The amount by which each financial statement line item is affected by the application of this guidance as of and for the year ended December 31, 2018 is as follows (in thousands, except per share data):

	New Guidance	Prior Guidance	Change
Consolidated Statement of Operations:
Sales and marketing	$552,621	$558,118	$(5,497)
Total costs and expenses	1,462,529	1,468,026	(5,497)
Loss from operations	(128,975)	(134,472)	5,497
Loss before income taxes	(150,960)	(156,457)	5,497
Income tax benefit	31,102	32,024	(922)
Net loss	(119,858)	(124,433)	4,575
Net loss per share — basic and diluted	(0.61)	(0.63)	0.02
Consolidated Balance Sheet:
Contract cost assets	45,819	—	45,819
Total assets	4,291,116	4,245,297	45,819
Deferred tax liabilities and other long-term liabilities	17,474	16,552	922
Total liabilities	1,023,937	1,023,015	922
Accumulated deficit	(671,779)	(716,676)	44,897
Total shareholders’ equity	3,267,179	3,222,282	44,897
Total liabilities and shareholders’ equity	$4,291,116	$4,245,297	$45,819

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
In June 2018, the FASB issued guidance related to contributions received and made. This guidance assists entities with evaluating whether a transfer of assets is considered a contribution or an exchange transaction. This guidance is effective for interim and annual reporting periods beginning after June 15, 2018 for contributions received and after December 15, 2018 for contributions made, and early adoption is permitted. The guidance should be applied on a modified prospective basis, though retrospective application is permitted. We adopted this guidance on January 1, 2019. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2018, the FASB issued guidance on income tax accounting related to the Tax Act. This guidance permits a reclassification from accumulated other comprehensive income (loss) to accumulated deficit for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate under the Tax Act. It also requires certain disclosures regarding these reclassifications. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. This guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period in which the effect of the change in the corporate income tax rate is recognized. We adopted this guidance on January 1, 2019. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.
In March 2017, the FASB issued guidance related to the premium amortization on purchased callable debt securities. This guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. This guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance on January 1, 2019. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.
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
In February 2016, the FASB issued guidance on leases. This guidance requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This guidance also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued certain targeted improvements to the accounting and disclosure requirements for leases, including an additional optional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. When adopting the lease guidance, an entity may elect a practical expedient package, under which it need not reassess (a) whether any expired or existing contracts are or contain leases; (b) the lease classification for any expired or existing leases; and (c) initial direct costs for any existing leases. These three practical expedients must be elected as a package and must be consistently applied to all existing leases at the date of adoption. We adopted the new guidance on leases on January 1, 2019 using the optional transition method and electing to adopt the practical expedient package. Under this approach, we will not restate the prior financial statements presented. Based on our lease portfolio as of December 31, 2018, we anticipate recording on our consolidated balance sheet right-of-use assets of approximately $90 million as well as operating lease liabilities of approximately $115 million with no material impact to our consolidated statements of operations or cash flows.
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

We applied the following methods and assumptions in estimating our fair value measurements:

Cash equivalents—The fair value measurement of money market funds is based on quoted market prices in active markets. The fair value measurement of corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Short-term investments—The fair value measurement of our short-term investments is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Restricted cash—The carrying value of restricted cash approximates fair value due to the short period of time amounts borrowed on the Revolving Credit Facility (see Note 14) are outstanding. Further, the carrying value of restricted cash related to escrow amounts held as part of the mortgage originations business also approximates fair value due to the short period of time amounts are held in escrow before they are transferred to the appropriate party, typically a home seller or bank.
Mortgage loans held for sale—The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics.
Interest rate lock commitments—The fair value of interest rate lock commitments is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Any expired commitments are excluded from the fair value measurement. We generally only issue IRLCs for products that meet specific purchaser guidelines. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close.
Forward contracts—The fair value of mandatory loan sales commitments and derivative instruments such as forward sales of MBS that are utilized as hedging instruments are calculated by reference to quoted prices for similar assets.
The following tables present the balances of assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	December 31, 2018
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$541,575	$541,575	$—
Commercial paper	3,999	—	3,999
Short-term investments:
U.S. government agency securities	646,496	—	646,496
Corporate notes and bonds	112,933	—	112,933
Commercial paper	85,506	—	85,506
Municipal securities	39,306	—	39,306
Foreign government securities	14,915	—	14,915
Certificates of deposit	4,711	—	4,711
Mortgage origination-related:
Mortgage loans held for sale	35,409	—	35,409
Interest rate lock commitments	847	—	847
Forward contracts	(125)	—	(125)
Total	$1,485,572	$541,575	$943,997

	December 31, 2017
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$233,508	$233,508	$—
Corporate notes and bonds	6,199	—	6,199
Commercial paper	3,987	—	3,987
U.S. government agency securities	1,748	—	1,748
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	298,758	—	298,758
Corporate notes and bonds	44,607	—	44,607
Commercial paper	39,325	—	39,325
Municipal securities	11,459	—	11,459
Certificates of deposit	10,297	—	10,297
Foreign government securities	5,998	—	5,998
Total	$656,135	$233,508	$422,627

At December 31, 2018, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $26.7 million and $28.8 million for our interest rate lock commitments and forward contracts, respectively.
See Note 14 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2023, Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.
We did not have any Level 3 assets as of December 31, 2018 or 2017. There were no material liabilities measured at fair value as of December 31, 2018 or 2017.
Note 4. Cash and Cash Equivalents, Short-term Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$105,484	$—	$—	$105,484
Cash equivalents:
Money market funds	541,575	—	—	541,575
Commercial paper	3,999	—	—	3,999
Short-term investments:
U.S. government agency securities	647,266	51	(821)	646,496
Corporate notes and bonds	113,109	1	(177)	112,933
Commercial paper	85,506	—	—	85,506
Municipal securities	39,316	23	(33)	39,306
Foreign government securities	14,929	—	(14)	14,915
Certificates of deposit	4,711	1	(1)	4,711
Restricted cash	12,385	—	—	12,385
Total	$1,568,280	$76	$(1,046)	$1,567,310

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$106,404	$—	$—	$106,404
Cash equivalents:
Money market funds	233,508	—	—	233,508
Corporate notes and bonds	6,200	—	(1)	6,199
Commercial paper	3,987	—	—	3,987
U.S. government agency securities	1,748	—	—	1,748
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	299,814	—	(1,056)	298,758
Corporate notes and bonds	44,661	1	(55)	44,607
Commercial paper	39,325	—	—	39,325
Municipal securities	11,494	—	(35)	11,459
Certificates of deposit	10,296	2	(1)	10,297
Foreign government securities	6,000	—	(2)	5,998
Total	$763,686	$3	$(1,150)	$762,539

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$801,828	$800,827
Due after one year through two years	103,009	103,040
Total	$904,837	$903,867

Note 5. Accounts Receivable, Net
The following table presents the detail of accounts receivable as of the dates presented (in thousands):

	December 31,
	2018	2017
Accounts receivable	$61,134	$51,334
Unbilled accounts receivable	9,787	8,403
Less: allowance for doubtful accounts	(4,838)	(5,341)
Accounts receivable, net	$66,083	$54,396

The following table presents the changes in the allowance for doubtful accounts for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts:
Balance, beginning of period	$5,341	$1,337	$3,378
Additions charged to expense	869	7,349	2,681
Less: write-offs, net of recoveries and other adjustments	(1,372)	(3,345)	(4,722)
Balance, end of period	$4,838	$5,341	$1,337

Note 6. Inventory
The components of inventory, net of applicable lower of cost or net realizable value write-downs, were as follows for the periods presented (in thousands):

	December 31,
	2018	2017
Work-in-progress	$45,943	$—
Finished goods	116,886	—
Inventory	$162,829	$—

We have not recorded any inventory write-downs for the years ended December 31, 2018 and 2017.
Note 7 . Contract Cost Assets
As of December 31, 2018, we had $45.8 million of contract cost assets. During the year ended December 31, 2018, we recorded no impairment losses to contract cost assets. During the year ended December 31, 2018, we recorded $36.0 million of amortization expense related to contract cost assets.
Note 8. Property and Equipment, Net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	December 31,
	2018	2017
Website development costs	$149,891	$130,072
Computer equipment	22,477	30,071
Leasehold improvements	65,012	47,321
Construction-in-progress	29,037	28,150
Office equipment, furniture and fixtures	39,510	22,887
Property and equipment	305,927	258,501
Less: accumulated amortization and depreciation	(170,755)	(146,230)
Property and equipment, net	$135,172	$112,271

We recorded depreciation expense related to property and equipment (other than website development costs) of $19.5 million, $15.6 million and $13.5 million, respectively, during the years ended December 31, 2018, 2017 and 2016.
We capitalized $34.1 million, $49.9 million and $49.5 million, respectively, in website development costs during the years ended December 31, 2018, 2017 and 2016. Amortization expense for website development costs included in technology and development expenses was $28.6 million, $40.0 million and $40.0 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
Note 9. Acquisitions and Equity Investments
Acquisition of Mortgage Lenders of America
On October 31, 2018, Zillow Group’s wholly owned subsidiary, ZGM Holdco, Inc., acquired the outstanding equity of Mortgage Lenders of America, L.L.C., a national mortgage lender headquartered in Overland Park, Kansas for approximately $66.7 million in cash.
Our acquisition of MLOA has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of October 31, 2018. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The goodwill recognized in conjunction with this business combination has been allocated to our IMT segment.

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. Based upon the fair values determined by us, in which we considered or relied in part upon a valuation report of a third-party expert, the total purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$10,796
Restricted cash	753
Mortgage loans available for sale	34,248
Property, plant and equipment	1,315
Intangible assets	2,600
Goodwill	53,831
Other acquired assets	3,079
Accounts payable	(1,953)
Accrued expenses	(2,591)
Warehouse lines of credit	(32,536)
Other assumed liabilities	(2,855)
Total purchase price	$66,687

Acquisition-related costs incurred, which primarily included legal, accounting, regulatory and other external costs directly related to the acquisition, are included within Acquisition-related costs within our consolidated statements of operations and were expensed as incurred.
The results of operations related to the acquisition of MLOA have been included in our consolidated financial statements since the date of acquisition, and are not significant. On an unaudited pro forma basis, revenue would have been approximately 3.0% higher for the year ended December 31, 2018 and 5.0% higher for the year-ended December 31, 2017 if the acquisition would have been consummated as of January 1, 2017. Unaudited pro forma earnings information has not been presented as the effects were not material to our consolidated financial statements.
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
The results of operations related to the acquisition of New Home Feed have been included in our consolidated financial statements since the date of acquisition and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.
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
The results of operations related to the acquisition of HREO have been included in our consolidated financial statements since the date of acquisition and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.
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
The results of operations related to the acquisition of Bridge Interactive have been included in our consolidated financial statements since the date of acquisition and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.
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
The results of operations related to the acquisition of Naked Apartments have been included in our consolidated financial statements since the date of acquisition and are not significant. Pro forma financial information for the acquisition accounted for as a business combination has not been presented, as the effects were not material to our consolidated financial statements.

Equity Investments
In June 2017, we purchased an equity interest in a privately held corporation for approximately $10.0 million.
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of December 31, 2018.
These investments are equity securities without readily determinable fair values which we account for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During the year ended December 31, 2018, we recognized a non-cash impairment charge of $10.0 million related to our June 2017 investment. The impairment charge is included in Impairment costs within our consolidated statements of operations. During the third quarter of 2018, in connection with our quarterly qualitative assessment of this investment for impairment indicators, we identified factors that led us to conclude that the investment was impaired and the fair value of the investment was less than the carrying value. The most significant of such factors was related to the business prospects of the investee. Accordingly, we performed an analysis to determine the fair value of the investment and concluded that our best estimate of its fair value was $0.0 million. This is considered a Level 3 measurement under the fair value hierarchy.
There has been no impairment or upward or downward adjustments for our October 2016 equity investment as of December 31, 2018 that would impact the carrying amount of the investment. The October 2016 investment is classified within other assets in the consolidated balance sheet.
Note 10. Goodwill
The goodwill balance as of December 31, 2018 and 2017 is fully attributable to our IMT segment. The following table presents the change in goodwill from December 31, 2017 through December 31, 2018 (in thousands):

Balance as of December 31, 2017	$1,931,076
Goodwill recorded in connection with acquisition of MLOA	53,831
Balance as of December 31, 2018	$1,984,907

The goodwill recorded in connection with the acquisition of MLOA, which includes intangible assets that do not qualify for separate recognition, is not deductible for tax purposes.

Note 11. Intangible Assets
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	December 31, 2018
	Cost	Accumulated Amortization	Net
Purchased content	$42,110	$(30,477)	$11,633
Software	24,296	(13,925)	10,371
Customer relationships	103,900	(60,733)	43,167
Developed technology	111,980	(72,788)	39,192
Trade names and trademarks	4,900	(4,683)	217
MLOA lender licenses	400	(17)	383
Intangibles-in-progress	2,941	—	2,941
Total	$290,527	$(182,623)	$107,904

	December 31, 2017
	Cost	Accumulated Amortization	Net
Purchased content	$35,260	$(20,480)	$14,780
Software	18,957	(8,899)	10,058
Customer relationships	103,900	(46,365)	57,535
Developed technology	113,380	(56,664)	56,716
Trade names and trademarks	4,900	(3,943)	957
Advertising relationships	9,000	(8,525)	475
Intangibles-in-progress	2,190	—	2,190
Total	$287,587	$(144,876)	$142,711

Amortization expense recorded for intangible assets for the years ended December 31, 2018, 2017 and 2016 was $50.8 million, $54.3 million and $47.0 million, respectively, and these amounts are included in technology and development expenses.
Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 19), as of December 31, 2018 is as follows (in thousands):

2019	$42,648
2020	39,420
2021	33,908
2022	5,480
2023	373
Total future amortization expense	$121,829

We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $108.0 million and $177.0 million, respectively, as of December 31, 2018 and 2017.
During the year ended December 31, 2018, we recognized a non-cash impairment charge of $69.0 million related to our indefinite-lived Trulia trade names and trademarks intangible asset. The impairment charge is included in Impairment costs within our IMT segment. In connection with our annual budgeting process that was substantially completed during the three months ended December 31, 2018, we identified factors that led us to conclude it was more likely than not that the $177.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to projections at the time the intangible asset was remeasured as of October 1, 2017. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $108.0 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rates, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy. In connection with this impairment analysis, we evaluated our planned future use of the Trulia trade names and trademarks intangible asset and concluded that it remains appropriate to consider this asset to have an indefinite life.
During the year ended December 31, 2017, we recognized a non-cash impairment charge of $174.0 million related to our indefinite-lived Trulia trade names and trademarks intangible asset. The impairment charge is included in Impairment costs within our consolidated statements of operations. In connection with our qualitative assessment of the recoverability of this asset during our annual impairment test as of October 1, 2017, we identified factors that led us to conclude it was more likely than not that the $351.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to projections at the time the intangible asset was initially recorded in February 2015. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $177.0 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including the assumed revenue growth rates, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy. In connection with this impairment analysis, we evaluated our planned future use of the Trulia trade names and trademarks intangible asset and concluded that it remains appropriate to consider this asset to have an indefinite life.
Note 12. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented (in thousands):

	December 31,
	2018	2017
Accrued marketing and advertising	$18,559	$17,180
Accrued purchased content	4,256	5,984
Accrued estimated legal liabilities and legal fees	7,305	9,052
Merger consideration payable to former stockholders of certain acquired entities	5,904	5,904
Other accrued expenses and other current liabilities	27,077	23,253
Total accrued expenses and other current liabilities	$63,101	$61,373

Note 13. Deferred Revenue
The following table presents the change in deferred revenue for the period presented (in thousands):

Year Ended December 31, 2018
Balance as of January 1, 2018	$31,918
Deferral of revenue	982,647
Less: Revenue recognized	(980,485)
Balance as of December 31, 2018	$34,080

During the year ended December 31, 2018, we recognized as revenue a total of $28.8 million pertaining to amounts that were recorded in deferred revenue as of December 31, 2017.
Note 14. Debt
Revolving Credit Facility
On July 31, 2018, certain wholly owned subsidiaries of Zillow Group entered into a revolving credit agreement with Credit Suisse AG, Cayman Islands Branch, as the directing lender, and certain other parties thereto (the “Revolving Credit Facility”). The Revolving Credit Facility initially provided for a maximum borrowing capacity of $250.0 million, and this borrowing capacity was increased to $500.0 million effective December 31, 2018 (the “Maximum Amount”) and has a current borrowing capacity of $126.7 million as of December 31, 2018, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. In certain circumstances Zillow Group may be obligated to fund some or all of the payment obligations under the Revolving Credit Facility. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the agreement underlying the Revolving Credit Facility. Each special purpose entity is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such entity are available to satisfy the debts and other obligations of any affiliate or other entity.
The Revolving Credit Facility has an initial term of one year which may be extended for up to two additional years subject to agreement by the directing lender. The Revolving Credit Facility includes customary representations and warranties, covenants (including financial covenants applicable to Zillow Group), and provisions regarding events of default. As of December 31, 2018, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Availability of funds under the Revolving Credit Facility is limited by a formula equal to the lower of 85% of the aggregate acquisition cost of financed residential properties or 85% of the aggregate market value, which for each residential property is the sum of the value established by an independent broker-pricing opinion and renovation costs paid.
Pursuant to the terms of the Revolving Credit Facility, we are required to establish, maintain, and in certain circumstances fund, certain specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance, tax reserves, renovation cost reserves and special reserves. The credit facility reserve accounts and the collection account into which funds are deposited upon the resale of financed residential properties, which funds are used to repay amounts borrowed on the Revolving Credit Facility, are under the sole control of Credit Suisse AG, New York Branch, as defined in the agreement governing the Revolving Credit Facility. Amounts funded to these reserve accounts and the collection account have been classified within our consolidated balance sheets as restricted cash. Borrowings on our Revolving Credit Facility bear interest at the one-month London Interbank Offered Rate (“LIBOR”) plus the applicable margin, as defined in the credit agreement governing the Revolving Credit Facility. We are also required to pay a funding fee for each financed residential property and certain other fees to certain other parties to the agreement. Interest, funding fees and other fees, including the amortization of deferred issuance costs, are classified within interest expense in our consolidated statements of operations.
As of December 31, 2018, we have outstanding $116.7 million of borrowings on the Revolving Credit Facility. The facility has a maximum borrowing capacity of $500.0 million with a current borrowing capacity of $126.7 million. Approximately $383.3 million is available for future borrowings. The weighted average interest rate related to the Revolving Credit Facility from July 31, 2018 through December 31, 2018 was 5.86%.
Warehouse Lines of Credit
As part of the acquisition of MLOA, Zillow Group acquired two warehouse lines of credit. Each line of credit provides for a current and maximum borrowing capacity of $50.0 million, or $100.0 million in total. The lines of credit mature on July 15, 2019 and March 31, 2019 and include customary representations and warranties, covenants and provisions regarding events of default. As of December 31, 2018, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Availability under the lines of credit is limited depending on the types of loans originated. Borrowings on the lines of credit bear interest at either the one-month LIBOR or the daily adjusting LIBOR, plus an applicable margin, as defined in the credit agreements governing the warehouse lines of credit. The weighted average interest rates on each of the lines of credit from the acquisition of MLOA through December 31, 2018 were 4.88% and 4.73%.
Convertible Senior Notes due in 2023
On July 3, 2018, Zillow Group issued $373.8 million aggregate principal amount of Convertible Senior Notes due 2023 (the “2023 Notes”), which includes $48.8 million principal amount of 2023 Notes sold pursuant to the underwriters’ option to purchase additional 2023 Notes. The 2023 Notes bear interest at a fixed rate of 1.50% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. The 2023 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election. The 2023 Notes will mature on July 1, 2023, unless earlier repurchased, redeemed, or converted in accordance with their terms.
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
Prior to the close of business on the business day immediately preceding April 1, 2023, the 2023 Notes are convertible at the option of the holders only under certain conditions. On or after April 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company may settle conversions of the 2023 Notes by paying or delivering, as the case may be, cash, shares of the Company’s Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 12.7592 shares of Class C capital stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $78.37 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2023 Notes, at its option, on or after July 6, 2021, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2023 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
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
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The difference between the principal amount of the 2023 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the 2023 Notes. The equity component of the 2023 Notes of approximately $78.6 million is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
Interest expense related to the 2023 Notes for the year ended December 31, 2018 was $10.1 million, which is comprised of approximately $7.3 million related to the amortization of debt discount and debt issuance costs and $2.8 million for the contractual coupon interest.
The effective interest rate on the liability component of the 2023 Notes for the year ended December 31, 2018 is 6.99%. Accrued interest related to the 2023 Notes as of December 31, 2018 was not material. Accrued interest is recorded in accrued expenses and other current liabilities in our consolidated balance sheet.
The following table presents the outstanding principal amount and carrying value of the 2023 Notes as of the date presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
December 31, 2018	$373,750	$(79,012)	$294,738

As of December 31, 2018, the unamortized debt discount and debt issuance costs for the 2023 Notes will be amortized to interest expense over a remaining period of approximately 54 months.
The estimated fair value of the 2023 Notes was $321.9 million as of December 31, 2018. The estimated fair value of the 2023 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2023 Notes.

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
Convertible Senior Notes due in 2021
On December 12, 2016, Zillow Group issued $460.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”), which amount includes the exercise in full of the $60.0 million over-allotment option, to Citigroup Global Markets Inc. as the initial purchaser of the 2021 Notes in a private offering to the initial purchaser in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for resale to qualified institutional buyers as defined in, and pursuant to, Rule 144A under the Securities Act. The 2021 Notes bear interest at a fixed rate of 2.00% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The 2021 Notes are convertible into cash, shares of our Class C capital stock or a combination thereof, at the Company’s election. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased, redeemed, or converted in accordance with their terms.
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
Prior to the close of business on the business day immediately preceding September 1, 2021, the 2021 Notes are convertible at the option of the holders of the 2021 Notes only under certain conditions, none of which conditions have been satisfied as of December 31, 2018. On or after September 1, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2021 Notes may convert their 2021 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company may settle conversions of the 2021 Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate will initially be 19.0985 shares of Class C capital stock per $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $52.36 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the 2021 Notes, at its option, on or after December 6, 2019, under certain circumstances at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2021 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
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
Interest expense related to the 2021 Notes for the year ended December 31, 2018 was $28.6 million, which is comprised of approximately $19.4 million related to the amortization of debt discount and debt issuance costs and $9.2 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the year ended December 31, 2017 was $27.2 million, which is comprised of approximately $18.0 million related to the amortization of debt discount and debt issuance costs and $9.2 million for the contractual coupon interest. Interest expense related to the 2021 Notes for the year ended December 31, 2016 was $1.3 million, which is comprised of approximately $0.9 million related to the amortization of debt discount and debt issuance costs and $0.5 million for the contractual coupon interest. The effective interest rate on the liability component of the 2021 Notes is 7.44% for the years ended December 31, 2018, 2017 and 2016. Accrued interest related to the 2021 Notes was $0.8 million as of December 31, 2018 and 2017 and is recorded in accrued expenses and other current liabilities in the consolidated balance sheet.
The following table presents the outstanding principal amount and carrying value of the 2021 Notes as of the dates presented (in thousands):

	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Carrying Value
December 31, 2018	$460,000	$(65,355)	$394,645
December 31, 2017	$460,000	$(84,721)	$375,279

As of December 31, 2018, the unamortized debt discount and debt issuance costs for the 2021 Notes will be amortized to interest expense over a remaining period of approximately 35 months.
The estimated fair value of the 2021 Notes was $446.2 million and $509.0 million, respectively, as of December 31, 2018 and 2017. The estimated fair value of the 2021 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2021 Notes.
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
The 2020 Notes are redeemable, at our option, in whole or in part as of December 20, 2018, if the last reported sale price per share of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
Interest expense related to the 2020 Notes for the years ended December 31, 2018 and 2017 was $0.3 million, and for the year ended December 31, 2016 was $6.1 million. Accrued interest related to the 2020 Notes as of December 31, 2018 and 2017 was not material. Accrued interest is recorded in accrued expenses and other current liabilities in our consolidated balance sheet.
The carrying value of the 2020 Notes was $9.6 million and $10.1 million, respectively, as of December 31, 2018 and 2017. The estimated fair value of the 2020 Notes was $16.7 million and $17.6 million, respectively, as of December 31, 2018 and 2017. The estimated fair value of the 2020 Notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for the 2020 Notes.

Note 15. Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. For the years ended December 31, 2018, 2017 and 2016, we did not have a material amount of current taxable income.
We recorded an income tax benefit of $31.1 million for the year ended December 31, 2018. Approximately $15.4 million of the income tax benefit relates to a $69.0 million non-cash impairment we recorded during the year ended December 31, 2018 related to the indefinite-lived Trulia trade names and trademarks intangible asset. The remaining portion of our income tax benefit is primarily the result of net operating losses generated after December 31, 2017 with an indefinite carryforward period due to the Tax Act. Current year net operating losses can now offset against the indefinite-lived deferred tax liabilities which resulted in a release of the valuation allowance and a resulting income tax benefit.
During the year ended December 31, 2018, we completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act. The Internal Revenue Service provided further guidance in applying the written binding contracts requirement under the Tax Act, and we believe certain of our executive compensation previously eligible to be deductible for tax purposes under Section 162(m) of the Internal Revenue Code will be considered grandfathered and, therefore, will continue to be deductible. Based on the clarification of these rules, the accounting related to the Section 162(m) limitation of the Internal Revenue Code is considered complete and as a result we recorded a $5.9 million tax benefit for the year ended December 31, 2018.
We recorded an income tax benefit of $89.6 million for the year ended December 31, 2017. Approximately $66.0 million of the income tax benefit relates to a $174.0 million non-cash impairment we recorded during the year ended December 31, 2017 related to the $351.0 million indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks. For additional information about the non-cash impairment, see Note 11 to our consolidated financial statements. The remaining $23.6 million of the income tax benefit primarily relates to our initial analysis of the impact of the rate decrease included in the Tax Act for the impact of the reduction in our net deferred tax liability related to our indefinite-lived intangible asset.
The following table summarizes the components of our income tax (benefit) expense for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income tax expense
Foreign	$161	$—	$—
Total current income tax expense	161	—	—
Deferred income tax (benefit) expense
Federal	(28,502)	(84,238)	(1,248)
State	(2,441)	(5,348)	1,378
Foreign	(320)	—	—
Total deferred income tax (benefit) expense	(31,263)	(89,586)	130
Total income tax (benefit) expense	$(31,102)	$(89,586)	$130

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Tax expense at federal statutory rate	(21.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(5.9)	(4.4)	(1.9)
Nondeductible expenses	—	0.8	4.9
Share-based compensation	(16.5)	(20.6)	(0.2)
IRC section 162(m)	1.0	—	—
Research and development credits	(8.4)	(6.3)	(1.5)
Meals and entertainment	1.8	—	—
Return to provision adjustments	(4.2)	—	—
Enactment of Tax Act	(1.9)	(13.1)	—
Other	0.4	2.2	(0.9)
Valuation allowance	34.0	27.7	34.7
Effective tax rate	(20.7)%	(48.7)%	0.1%

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Federal and state net operating loss carryforwards	$259,629	$234,316
Share-based compensation	55,280	47,655
Start-up and organizational costs	99	146
Research and development credits	48,805	35,793
Other tax credits	910	910
Accruals and reserves	3,000	2,729
Deferred rent	4,842	5,484
Other deferred tax assets	14,267	8,342
Total deferred tax assets	386,832	335,375
Deferred tax liabilities:
Website and software development costs	(14,685)	(13,202)
Goodwill	(598)	(688)
Intangible assets	(45,035)	(69,241)
Discount on 2021 Notes and 2023 Notes not deductible for tax	(31,450)	(19,374)
Depreciation and amortization	(888)	(2,425)
Total deferred tax liabilities	(92,656)	(104,930)
Net deferred tax assets before valuation allowance	294,176	230,445
Less: valuation allowance	(307,599)	(274,810)
Net deferred tax liabilities	$(13,423)	$(44,365)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2018 and 2017 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $32.8 million and $57.5 million, respectively, during the years ended December 31, 2018 and 2017.
We have accumulated federal tax losses of approximately $1,081.7 million and $1,014.0 million, respectively, as of December 31, 2018 and 2017, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million and $21.4 million (tax effected), respectively, as of December 31, 2018 and 2017. Additionally, we have net research and development credit carryforwards of $48.8 million and $35.8 million, respectively, as of December 31, 2018 and 2017, which are available to reduce future tax liabilities. The tax loss and research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A Common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize net operating loss and tax credit carryforwards. In connection with our February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and tax credit carryforwards.
We are currently not under audit in any tax jurisdiction. Tax years from 2015 through 2018 are currently open for audit by federal and state taxing authorities.
Changes for unrecognized tax benefits for the periods presented are as follows (in thousands):

Balance at January 1, 2016	$13,980
Gross increases—prior and current period tax positions	2,619
Gross decreases—prior period tax positions	(1,204)
Balance at December 31, 2016	$15,395
Gross increases—current period tax positions	5,216
Gross increases—prior period tax positions	1,002
Balance at December 31, 2017	$21,613
Gross increases—current period tax positions	6,421
Gross increases—prior period tax positions	591
Balance at December 31, 2018	$28,625

At December 31, 2018, the total amount of unrecognized tax benefits of $28.6 million is recorded as a reduction to our deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are zero.
Note 16. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2018 or December 31, 2017.
Common and Capital Stock
Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.
Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the years ended December 31, 2018, 2017 and 2016, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.
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

The following shares of common and capital stock have been reserved for future issuance as of the dates presented:

	December 31, 2018	December 31, 2017
Option awards outstanding	27,310,110	26,645,206
Restricted stock units outstanding	5,266,324	4,016,405
Class A common stock and Class C capital stock available for grant under 2011 Plan	3,675,082	5,076,898
Shares issuable upon conversion of outstanding Class B common stock	6,217,447	6,217,447
Total	42,468,963	41,955,956

Note 17. Share-Based Awards
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
Option Awards
The following table summarizes option award activity for the year ended December 31, 2018:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	26,645,206	$27.70	5.72	$355,739
Granted	6,963,320	48.95
Exercised	(5,472,728)	21.94
Forfeited or cancelled	(825,688)	35.32
Outstanding at December 31, 2018	27,310,110	34.04	6.23	97,941
Vested and exercisable at December 31, 2018	15,287,932	29.73	4.72	75,867

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	42% – 45%	45% – 49%	49% – 51%
Expected dividend yield	—	—	—
Risk-free interest rate	2.52% – 2.84%	1.67% – 2.06%	0.89% – 1.89%
Weighted-average expected life	4.50 – 5.00 years	4.25 – 4.75 years	3.75 – 4.25 years
Weighted-average fair value of options granted	$19.11	$14.51	$9.42

As of December 31, 2018, there was a total of $176.7 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $161.4 million, $156.1 million and $51.7 million, respectively. The fair value of options vested for the years ended December 31, 2018, 2017 and 2016 was $87.7 million, $84.8 million and $87.9 million, respectively.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the year ended December 31, 2018:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2018	4,016,405	$33.22
Granted	3,725,726	48.26
Vested	(1,740,134)	35.63
Forfeited or cancelled	(735,673)	39.59
Unvested outstanding at December 31, 2018	5,266,324	42.19

The total fair value of vested restricted stock units was $62.0 million, $43.7 million and $46.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
The fair value of the outstanding restricted stock units will be recorded as share-based compensation expense over the vesting period. As of December 31, 2018, there was $204.9 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$4,127	$3,884	$3,550
Sales and marketing	22,942	22,735	23,320
Technology and development	56,673	39,938	31,466
General and administrative	65,342	47,014	48,582
	$149,084	$113,571	$106,918

Note 18. Net Loss Per Share
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
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted-average Class A common stock and Class C capital stock option awards outstanding	22,736	27,998	19,993
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	4,949	4,262	3,607
Class A common stock issuable upon conversion of the 2020 Notes	400	435	440
Total Class A common stock and Class C capital stock equivalents	28,085	32,695	24,040

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
Note 19. Commitments and Contingencies
Lease Commitments
We have contractual obligations in the form of operating leases for office space and office equipment. The largest of these leases relates to our headquarters in Seattle, Washington, as well as our other offices in San Francisco, California, Denver, Colorado, Overland Park, Kansas, Irvine, California and New York, New York. Each of these leases contain periodic rent escalation adjustments and renewal options. Rent expense related to these leases is recorded on a straight-line basis. Our operating lease obligations expire at various dates with the latest maturity in 2024.
Future minimum payments for all operating leases as of December 31, 2018 are as follows (in thousands):

2019	$29,085
2020	38,060
2021	40,099
2022	37,721
2023	36,458
All future years	85,462
Total future minimum lease payments	$266,885

Rent expense for the years ended December 31, 2018, 2017 and 2016, was $23.7 million, $21.4 million and $16.6 million, respectively.
Purchase Commitments
Purchase commitments primarily included non-cancelable agreements to purchase content related to our mobile applications and websites as well as homes that the Company is under contract to purchase through Zillow Offers but that have not closed as of the respective date. The amounts due for these non-cancelable purchase commitments and homes under contract as of December 31, 2018 are as follows (in thousands):

	Purchase Obligations	Homes Under Contract
2019	$64,124	$88,943
2020	64,007	—
2021	32,735	—
Total future purchase commitments	$160,866	$88,943

Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $8.9 million and $3.7 million as of December 31, 2018 and 2017, respectively.
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
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On October 26, 2017, the Company filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court. The oral hearing for the appeal took place on August 28, 2018. We have recorded an estimated liability for approximately $4.1 million as of December 31, 2018 and December 31, 2017. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group class action lawsuit, and the court appointed lead plaintiffs in the consolidated lawsuit. In February 2018, lead plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. Our motion to dismiss the consolidated amended complaint was fully briefed in June 2018. On October 2, 2018, the court granted our motion to dismiss, although the court gave lead plaintiffs 45 days, or until November 16, 2018, to file a second consolidated amended complaint and attempt to cure the defects in their consolidated amended complaint. On November 16, 2018, lead plaintiffs filed a second consolidated amended complaint, which we moved to dismiss on December 17, 2018. We anticipate that briefing on our motion to dismiss the second consolidated amended complaint will be complete by February 6, 2019. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We have not recorded an accrual related to this lawsuit as of December 31, 2018 and December 31, 2017, as we do not believe a loss is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative lawsuits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. All four of the shareholder derivative lawsuits have been stayed until after final resolution of the pending motion to dismiss and related appeals, if any, in the consolidated securities class action lawsuit discussed above. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of December 31, 2018 and December 31, 2017, as we do not believe a loss is probable.
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
Note 20. Related Party Transactions
In February 2016, we paid a total of approximately $0.2 million and $0.2 million, respectively, to Mr. Lloyd Frink, our Vice Chairman and President, and Mr. Richard Barton, our Executive Chairman, for reimbursement of costs incurred by Mr. Frink and Mr. Barton for use of private planes by certain of the Company’s employees and Mr. Frink and Mr. Barton for business travel in prior years.
In April 2016, we paid approximately $0.1 million for a tax “gross-up” payment to Mr. Richard Barton, our Executive Chairman, to cover the imputed income associated with a 2015 Federal Trade Commission filing made on behalf of Mr. Barton under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which filing was required due to Mr. Barton’s ownership of Zillow, Inc.’s common stock.
Note 21. Self-Insurance
We are self-insured for medical benefits, and beginning on January 1, 2018 for dental benefits, for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $150,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured claims is included within accrued compensation and benefits in our consolidated balance sheet and was $3.9 million and $2.0 million, respectively, as of December 31, 2018 and 2017.
Note 22. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $16.0 million, $12.3 million and $10.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Note 23. Segment Information and Revenue
Beginning in the second quarter of 2018, we have two operating and reportable segments, which have been identified based on the way in which our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. Our chief executive officer acts as the chief operating decision-maker and reviews financial and operational information of the IMT and Homes segments.
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
Our chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of loss before income taxes by segment. This information is included in the following table for the period presented (in thousands):

	Year Ended December 31, 2018
	IMT	Homes	Consolidated
Revenue:
Premier Agent	$898,332	$—	$898,332
Rentals	134,587	—	134,587
Mortgages	80,046	—	80,046
Other	168,224	—	168,224
Homes	—	52,365	52,365
Total revenue	1,281,189	52,365	1,333,554
Costs and expenses:
Cost of revenue	104,330	49,260	153,590
Sales and marketing	534,038	18,583	552,621
Technology and development	389,539	21,279	410,818
General and administrative	238,727	23,426	262,153
Impairment costs	79,000	—	79,000
Acquisition-related costs	2,332	—	2,332
Integration costs	2,015	—	2,015
Total costs and expenses	1,349,981	112,548	1,462,529
Income (loss) from operations	(68,792)	(60,183)	(128,975)
Other income	19,270	—	19,270
Interest expense	(39,078)	(2,177)	(41,255)
Loss before income taxes	$(88,600)	$(62,360)	$(150,960)

We have not presented the comparable 2017 or 2016 periods in the table above because we had one operating and reportable segment prior to 2018.
Note 24. Subsequent Events
Entry into Revolving Credit Agreement
On January 31, 2019, certain of Zillow Group’s wholly owned subsidiaries entered into a revolving credit agreement with Citibank, N.A., as the directing lender, and certain other parties thereto (the “Credit Agreement”). The Credit Agreement provides for a maximum borrowing capacity of $500.0 million (the “Maximum Amount”) with an initial borrowing capacity of $50.0 million, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain subsidiaries that purchase and sell select residential properties through Zillow Offers. The Credit Agreement has an initial term of two years which may be extended for up to one year, subject to the satisfaction of certain conditions. The Credit Agreement includes customary representations and warranties, covenants (including financial covenants applicable to the Company), and provisions regarding events of default.
Appointment of CEO; Compensatory Arrangements
On February 21, 2019, Zillow Group announced the appointment of Richard N. Barton as Zillow Group’s Chief Executive Officer, effective February 21, 2019. Mr. Barton will succeed Spencer Rascoff, who has served as Zillow Group’s Chief Executive Officer since 2010 and who will remain a member of Zillow Group’s board of directors. Mr. Barton also will remain a member of Zillow Group’s board of directors. In connection with Mr. Rascoff’s resignation as Chief Executive Officer, which occurred on February 21, 2019, Zillow Group entered into an Executive Departure Agreement and Release (the “Agreement”) with Mr. Rascoff. Pursuant to the Agreement, Mr. Rascoff will remain a full-time employee of Zillow Group at his current level of compensation and benefits until March 22, 2019 (the “Departure Date”) in order to provide transition services until such date. Mr. Rascoff will remain a member of Zillow Group’s board of directors.
Pursuant to the Agreement, Mr. Rascoff will be eligible to receive, among other things, accelerated vesting of outstanding stock options held by Mr. Rascoff as of the Departure Date by an additional eighteen months from the Departure Date. Options not vested as of the Departure Date, taking into account the foregoing vesting acceleration, will terminate. Each of Mr. Rascoff’s vested stock options that are outstanding as of the Departure Date will remain exercisable until, except for any later date contemplated by the following proviso, the later of (x) the third anniversary of the Departure Date and (y) the latest day upon which the option would have expired by its original terms under any circumstances (the “Option Expiration Outside Date”); provided, however, that the options will remain exercisable for so long as Mr. Rascoff serves on Zillow Group’s board of directors (but not later than any applicable Option Expiration Outside Date), and if Mr. Rascoff ceases to serve on Zillow Group’s board of directors on or after the third anniversary of the Departure Date, each option will remain exercisable until the earlier of (i) ninety days from the final date of Mr. Rascoff’s service on Zillow Group’s board of directors and (ii) the applicable Option Expiration Outside Date. The vesting acceleration pursuant to the Agreement will be accounted for as a modification, and we expect to record a material amount of share-based compensation expense associated with this modification in the three months ended March 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(a) The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company conducted a comprehensive, competitive process to determine the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2017. As a result of this process, the Audit Committee approved the dismissal of Ernst & Young LLP (“EY”), effective upon issuance by EY of its reports on the Company’s consolidated financial statements as of and for the year ended December 31, 2016 and the effectiveness of internal control over financial reporting as of December 31, 2016 included in the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”). The 2016 Annual Report was filed on February 7, 2017, and therefore, the effective date of EY’s dismissal was February 7, 2017.
The reports of EY on the Company’s consolidated financial statements for the years ended December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.
During the fiscal year ended December 31, 2016 and during the subsequent interim period through February 7, 2017, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreements in connection with EY’s report on the Company’s consolidated financial statements for such fiscal years. During the fiscal year ended December 31, 2016 and during the subsequent interim period through February 7, 2017, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
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
There were no disagreements with Deloitte on accounting and financial disclosure matters from the date of the engagement of Deloitte through the year ended December 31, 2018, or in any period subsequent to such date, through the date of this report.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to our January 1, 2018 adoption of guidance issued by the Financial Accounting Standards Board on revenue from contracts with customers, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Zillow Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Zillow Group, Inc. (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 21, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for costs to obtain customer contracts during the year ended December 31, 2018 due to the adoption of the new revenue standard.
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
February 21, 2019

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.
We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, controller and persons performing similar functions. The Code of Ethics is posted on our website at http://investors.zillowgroup.com/corporate-governance.cfm. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website at the address specified above.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

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

4.4	Form of Note for Trulia, Inc.’s 2.75% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 hereto).

Exhibit Number	Description
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

4.10	Form of Note for Zillow Group, Inc.’s 2.00% Convertible Senior Notes due 2021 (incorporated by reference from Exhibit A to Exhibit 4.3 hereto).

4.11
Indenture, dated as of July 3, 2018, by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

4.12
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

10.4*
Trulia, Inc. 2005 Stock Incentive Plan, as amended, and form of Stock Option Agreement and form of Stock Option Grant Notice thereunder (Filed as Exhibit 10.2 to Trulia, Inc.’s Form S-1 filed with the Securities and Exchange Commission (SEC File No. 333-183364) on August17, 2012, and incorporated herein by reference).

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

Exhibit Number	Description
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

10.17*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Trulia, Inc. 2012 Equity Incentive Plan (Assumed by Registrant; Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on May12, 2015, and incorporated herein by reference).

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

10.26*
Form of Confidential Information, Inventions, and Nonsolicitation Agreement for certain officers of Zillow, Inc. (Filed as Exhibit 10.4 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014, and incorporated herein by reference).

10.27*
Forms of Confidential Information, Inventions, Nonsolicitation and Noncompetition Agreement for the Officers of Zillow Group, Inc. (Filed as Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015, and incorporated herein by reference).

10.28*
Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 17, 2015, and incorporated herein by reference).

10.29*
Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016, and incorporated herein by reference).

10.30*
Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.31*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2015, and incorporated herein by reference).

10.32
Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-173570) filed on April 18, 2011, and incorporated herein by reference).

10.33
Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012, and incorporated herein by reference).

10.34
Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013, and incorporated herein by reference).

10.35
Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Zillow, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2014, and incorporated herein by reference).

10.36
Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2014, and incorporated herein by reference).

10.37
Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014, and incorporated herein by reference).

10.38
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

10.41
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

Exhibit Number	Description
10.42
Base Capped Call Confirmation, dated December 6, 2016, between Zillow Group, Inc. and Citigroup Global Markets Inc. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

10.43
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

10.48	Zillow, Inc. Proprietary Rights Agreement (Filed as Exhibit 10.1 to Zillow, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018, and incorporated herein by reference).

10.49
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Goldman Sachs & Co. LLC (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.50
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Citibank, N.A. (Filed as Exhibit 10.2 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.51
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Royal Bank of Canada, represented by RBC Capital Markets, LLC as its agent (Filed as Exhibit 10.3 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.52
Base Capped Call Confirmation, dated June 28, 2018, between Zillow Group, Inc. and Bank of America N.A. (Filed as Exhibit 10.4 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.53
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Goldman Sachs & Co. LLC (Filed as Exhibit 10.5 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.54
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Citibank, N.A. (Filed as Exhibit 10.6 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.55
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Royal Bank of Canada, represented by RBC Capital Markets, LLC as its agent (Filed as Exhibit 10.7 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.56
Additional Capped Call Confirmation, dated July 2, 2018, between Zillow Group, Inc. and Bank of America, N.A. (Filed as Exhibit 10.8 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

10.57*
Executive Employment and Retirement Agreement and Release, dated May 3, 2018, between Zillow Group, Inc. and Kathleen Philips (Filed as Exhibit 10.2 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference).

10.58*
Executive Severance Agreement and Release, dated October 16, 2018, between Zillow Group, Inc. and Amy Bohutinsky (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018, and incorporated herein by reference).

Exhibit Number	Description
10.59*
Executive Employment Agreement, dated November 6, 2018, between Zillow Group, Inc. and Allen Parker (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2018, and incorporated herein by reference).

10.60*
Amended and Restated Executive Employment Agreement, dated November 13, 2018, between Zillow Group, Inc. and Allen Parker (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2018, and incorporated herein by reference).

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

ZILLOW GROUP, INC.

Date:	February 21, 2019	By:	/s/ JENNIFER ROCK
		Name:	Jennifer Rock
		Title:	Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 21, 2019.

Signature	Title

/s/ SPENCER M. RASCOFF	Chief Executive Officer (Principal Executive Officer) and Director
Spencer M. Rascoff

/s/ ALLEN PARKER	Chief Financial Officer (Principal Financial Officer)
Allen Parker

/s/ JENNIFER ROCK	Chief Accounting Officer (Principal Accounting Officer)
Jennifer Rock

/s/ RICHARD BARTON	Executive Chairman and Director
Richard Barton

/s/ LLOYD D. FRINK	Vice Chairman, President and Director
Lloyd D. Frink

/s/ ERIK BLACHFORD	Director
Erik Blachford

/s/ APRIL UNDERWOOD	Director
April Underwood

/s/ JAY C. HOAG	Director
Jay C. Hoag

/s/ GREGORY B. MAFFEI	Director
Gregory B. Maffei

/s/ GORDON STEPHENSON	Director
Gordon Stephenson

/s/ AMY BOHUTINSKY	Director
Amy Bohutinsky