Form 10-Q
period 2019-03-31
ZILLOW GROUP, INC.
filed 2019-05-09
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ZG	The Nasdaq Global Select Market
Class C Capital Stock, par value $0.0001 per share	Z	The Nasdaq Global Select Market
As of May 1, 2019, 58,318,212 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 140,633,463 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2019

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2018. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$736,507	$651,058
Short-term investments	780,963	903,867
Accounts receivable, net of allowance for doubtful accounts of $4,942 and $4,838 at March 31, 2019 and December 31, 2018, respectively	70,605	66,083
Inventory	325,154	162,829
Mortgage loans held for sale	29,469	35,409
Prepaid expenses and other current assets	69,292	61,067
Restricted cash	27,595	12,385
Total current assets	2,039,585	1,892,698
Contract cost assets	46,176	45,819
Property and equipment, net	142,146	135,172
Right of use assets	102,056	—
Goodwill	1,984,907	1,984,907
Intangible assets, net	207,933	215,904
Other assets	16,763	16,616
Total assets	$4,539,566	$4,291,116
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,708	$7,471
Accrued expenses and other current liabilities	63,212	63,101
Accrued compensation and benefits	30,300	31,388
Revolving credit facilities	246,028	116,700
Warehouse lines of credit	27,991	33,018
Deferred revenue	36,105	34,080
Deferred rent, current portion	—	1,740
Lease liabilities, current portion	19,561	—
Total current liabilities	430,905	287,498
Deferred rent, net of current portion	—	19,945
Lease liabilities, net of current portion	102,405	—
Long-term debt	707,860	699,020
Deferred tax liabilities and other long-term liabilities	15,264	17,474
Total liabilities	1,256,434	1,023,937
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 58,315,359 and 58,051,448 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 140,597,526 and 139,635,370 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	4,022,218	3,939,842
Accumulated other comprehensive income (loss)	197	(905)
Accumulated deficit	(739,304)	(671,779)
Total shareholders’ equity	3,283,132	3,267,179
Total liabilities and shareholders’ equity	$4,539,566	$4,291,116
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
IMT	$298,272	$280,856
Homes	128,472	—
Mortgages	27,360	19,023
Total revenue	454,104	299,879
Cost of revenue (exclusive of amortization) (1):
IMT	24,251	22,594
Homes	122,419	86
Mortgages	4,678	1,239
Total cost of revenue	151,348	23,919
Sales and marketing	161,587	137,291
Technology and development	107,770	93,933
General and administrative	95,774	56,073
Acquisition-related costs	—	27
Integration costs	352	—
Total costs and expenses	516,831	311,243
Loss from operations	(62,727)	(11,364)
Other income	9,168	2,446
Interest expense	(16,466)	(7,073)
Loss before income taxes	(70,025)	(15,991)
Income tax benefit (expense)	2,500	(2,600)
Net loss	$(67,525)	$(18,591)
Net loss per share — basic and diluted	$(0.33)	$(0.10)
Weighted-average shares outstanding — basic and diluted	204,514	191,464
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$14,400	$22,549
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(67,525)	$(18,591)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	1,144	(332)
Currency translation adjustments	(42)	(22)
Total other comprehensive income (loss)	1,102	(354)
Comprehensive loss	$(66,423)	$(18,945)
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2018	203,904,265	$21	$3,939,842	$(671,779)	$(905)	$3,267,179
Issuance of common and capital stock upon exercise of stock options	729,788	—	13,564	—	—	13,564
Vesting of restricted stock units	496,347	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(68)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	68,814	—	—	68,814
Net loss	—	—	—	(67,525)	—	(67,525)
Other comprehensive income	—	—	—	—	1,102	1,102
Balance at March 31, 2019	205,130,332	$21	$4,022,218	$(739,304)	$197	$3,283,132

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2017	190,115,148	$20	$3,254,146	$(592,243)	$(1,100)	$2,660,823
Cumulative-effect adjustment from adoption of guidance on revenue from contracts with customers	—	—	—	40,322	—	40,322
Issuance of common and capital stock upon exercise of stock options	2,414,214	—	52,906	—	—	52,906
Vesting of restricted stock units	394,844	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(607)	—	(28)	—	—	(28)
Share-based compensation expense	—	—	32,863	—	—	32,863
Portion of conversion recorded in additional paid-in-capital in connection with partial conversion of convertible notes maturing in 2020	20,727	—	500		—	500
Net loss	—	—	—	(18,591)	—	(18,591)
Other comprehensive loss	—	—	—	—	(354)	(354)
Balance at March 31, 2018	192,944,326	$20	$3,340,387	$(570,512)	$(1,454)	$2,768,441

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(67,525)	$(18,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,525	26,906
Share-based compensation expense	66,124	30,741
Amortization of right of use assets	4,440	—
Amortization of contract cost assets	8,746	9,296
Amortization of discount and issuance costs on convertible notes maturing in 2023 and 2021	8,840	4,708
Deferred income taxes	(2,500)	2,600
Loss on disposal of property and equipment	1,704	1,803
Bad debt expense	128	(267)
Deferred rent	—	(3,090)
Accretion of bond discount	(1,733)	(137)
Changes in operating assets and liabilities:
Accounts receivable	(4,650)	105
Inventory	(162,325)	—
Mortgage loans held for sale	5,940	—
Prepaid expenses and other assets	(8,537)	(19,923)
Lease liabilities	(7,010)	—
Contract cost assets	(9,103)	(11,440)
Accounts payable	(133)	1,672
Accrued expenses and other current liabilities	328	(6,747)
Accrued compensation and benefits	(1,088)	3,637
Deferred revenue	2,025	3,379
Other long-term liabilities	290	—
Net cash provided by (used in) operating activities	(145,514)	24,652
Investing activities
Proceeds from maturities of investments	302,187	61,386
Purchases of investments	(176,412)	(76,729)
Purchases of property and equipment	(14,202)	(15,791)
Purchases of intangible assets	(3,269)	(1,098)
Net cash provided by (used in) investing activities	108,304	(32,232)
Financing activities
Proceeds from borrowing on revolving credit facilities	129,328	—
Net repayments on warehouse lines of credit	(5,025)	—
Proceeds from exercise of stock options	13,564	52,906
Value of equity awards withheld for tax liability	2	(28)
Net cash provided by financing activities	137,869	52,878
Net increase in cash, cash equivalents and restricted cash during period	100,659	45,298
Cash, cash equivalents and restricted cash at beginning of period	663,443	352,095
Cash, cash equivalents and restricted cash at end of period	$764,102	$397,393
Supplemental disclosures of cash flow information
Cash paid for interest	$4,956	$—
Noncash transactions:
Capitalized share-based compensation	$2,690	$2,120
Write-off of fully depreciated property and equipment	$6,269	$7,379
Write-off of fully amortized intangible assets	$3,200	$10,687
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. operates the largest portfolio of real estate and home-related brands on mobile and the web which focus on all stages of the home lifecycle: renting, buying, selling and financing. Zillow Group is committed to empowering consumers with unparalleled data, inspiration and knowledge around homes and connecting them with great real estate professionals. The Zillow Group portfolio of consumer brands includes Zillow, Trulia, Zillow Home Loans, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Zillow Offers provides homeowners in certain metropolitan areas with the opportunity to receive offers to purchase their home from Zillow. When Zillow buys a home, it makes certain repairs and lists the home for resale on the open market. Zillow also provides consumers with the opportunity to receive mortgage financing through Zillow Home Loans, a licensed mortgage lender. Zillow Group operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 21, 2019. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2019, our results of operations, comprehensive loss and cash flows for the three month periods ended March 31, 2019 and 2018. The results of the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any interim period or for any other future year.

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
Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on income tax accounting related to the Tax Cuts and Jobs Act (the “Tax Act”). This guidance permits a reclassification from accumulated other comprehensive income (loss) to accumulated deficit for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate under the Tax Act. It also requires certain disclosures regarding these reclassifications. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. This guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period in which the effect of the change in the corporate income tax rate is recognized. We adopted this guidance on January 1, 2019. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
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
In February 2016, the FASB issued guidance on leases. This guidance requires the recognition of a right of use asset and lease liability on the balance sheet for all leases. This guidance also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued certain targeted improvements to the accounting and disclosure requirements for leases, including an additional optional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. When adopting the lease guidance, an entity may elect a practical expedient package, under which it need not reassess (a) whether any expired or existing contracts are or contain leases; (b) the lease classification for any expired or existing leases; and (c) initial direct costs for any existing leases. These three practical expedients must be elected as a package and must be consistently applied to all existing leases at the date of adoption. We adopted the new guidance on leases on January 1, 2019 using the optional transition method and elected to adopt the practical expedient package. Under this approach, we did not restate the prior financial statements presented. Based on our lease portfolio as of December 31, 2018, we recorded on our consolidated balance sheet right of use assets of $106.5 million as well as operating lease liabilities of $129.0 million, and we removed the existing deferred rent balance of $22.5 million. The adoption of the standard did not have a material impact to our condensed consolidated statements of operations.
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
Restricted cash — Restricted cash consists of cash received from the resale of homes through Zillow Offers which is used to repay amounts borrowed on our revolving credit facilities (see Note 13) and amounts held in escrow related to funding home purchases in our mortgage origination business. The carrying value of restricted cash approximates fair value due to the short period of time amounts borrowed on the revolving credit facilities are outstanding.
Mortgage loans held for sale—The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics.
Interest rate lock commitments—The fair value of interest rate lock commitments (“IRLCs”) is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. We generally only issue IRLCs for products that meet specific purchaser guidelines. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close.

Forward contracts—The fair value of mandatory loan sales commitments and derivative instruments such as forward sales of mortgage-backed securities that are utilized as hedging instruments are calculated by reference to quoted prices for similar assets.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2019
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$578,037	$578,037	$—
Commercial paper	9,940	—	9,940
Short-term investments:
U.S. government agency securities	531,006	—	531,006
Corporate notes and bonds	115,682	—	115,682
Commercial paper	82,755	—	82,755
Municipal securities	33,331	—	33,331
Foreign government securities	14,965	—	14,965
Certificates of deposit	3,224	—	3,224
Mortgage origination-related:
Mortgage loans held for sale	29,469	—	29,469
Interest rate lock commitments	1,257	—	1,257
Forward contracts - other current assets	19	—	19
Forward contracts - other current liabilities	(226)	—	(226)
Total	$1,399,459	$578,037	$821,422

	December 31, 2018
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$541,575	$541,575	$—
Commercial paper	3,999	—	3,999
Short-term investments:
U.S. government agency securities	646,496	—	646,496
Corporate notes and bonds	112,933	—	112,933
Commercial paper	85,506	—	85,506
Municipal securities	39,306	—	39,306
Foreign government securities	14,915	—	14,915
Certificates of deposit	4,711	—	4,711
Mortgage origination-related:
Mortgage loans held for sale	35,409	—	35,409
Interest rate lock commitments	847	—	847
Forward contracts - other current liabilities	(125)	—	(125)
Total	$1,485,572	$541,575	$943,997

At March 31, 2019, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $41.6 million and $49.7 million for our interest rate lock commitments and forward contracts, respectively. At December 31, 2018, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $26.7 million and $28.8 million for our interest rate lock commitments and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 13 for the carrying amount and estimated fair value of the Company’s Convertible Senior Notes due in 2023, Convertible Senior Notes due in 2021 and Trulia’s Convertible Senior Notes due in 2020.

We did not have any material Level 3 assets or liabilities as of March 31, 2019 or December 31, 2018.
Note 4. Cash and Cash Equivalents, Short-term Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$148,530	$—	$—	$148,530
Cash equivalents:
Money market funds	578,037	—	—	578,037
Commercial paper	9,940	—	—	9,940
Short-term investments:
U.S. government agency securities	530,938	268	(200)	531,006
Corporate notes and bonds	115,648	65	(31)	115,682
Commercial paper	82,755	—	—	82,755
Municipal securities	33,263	74	(6)	33,331
Foreign government securities	14,963	2	—	14,965
Certificates of deposit	3,224	—	—	3,224
Restricted cash	27,595	—	—	27,595
Total	$1,544,893	$409	$(237)	$1,545,065

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$105,484	$—	$—	$105,484
Cash equivalents:
Money market funds	541,575	—	—	541,575
Commercial paper	3,999	—	—	3,999
Short-term investments:
U.S. government agency securities	647,266	51	(821)	646,496
Corporate notes and bonds	113,109	1	(177)	112,933
Commercial paper	85,506	—	—	85,506
Municipal securities	39,316	23	(33)	39,306
Foreign government securities	14,929	—	(14)	14,915
Certificates of deposit	4,711	1	(1)	4,711
Restricted cash	12,385	—	—	12,385
Total	$1,568,280	$76	$(1,046)	$1,567,310

The following table presents available-for-sale investments by contractual maturity date as of March 31, 2019 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$723,241	$723,207
Due after one year through two years	57,550	57,756
Total	$780,791	$780,963

Note 5. Accounts Receivable, net
The opening balance of accounts receivable, net was $66.1 million as of January 1, 2019.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

Balance as of January 1, 2019	$4,838
Bad debt expense	128
Less: write-offs, net of recoveries and other adjustments	(24)
Balance as of March 31, 2019	$4,942

Note 6. Inventory
The components of inventory, net of applicable lower of cost or net realizable value write-downs, were as follows (in thousands):

	March 31, 2019	December 31, 2018
Work-in-progress	$76,283	$45,943
Finished goods	248,871	116,886
Inventory	$325,154	$162,829
We have not recorded any inventory write-downs for the three months ended March 31, 2019.
Note 7. Contract Cost Assets
As of March 31, 2019 and December 31, 2018, we had $46.2 million and $45.8 million, respectively, of contract cost assets. During the three months ended March 31, 2019 and 2018, we recorded no impairment losses. During the three months ended March 31, 2019 and 2018, we recorded $8.7 million and $9.3 million, respectively, of amortization expense related to contract cost assets.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2019	December 31, 2018
Website development costs	$149,558	$149,891
Computer equipment	22,675	22,477
Leasehold improvements	74,888	65,012
Construction-in-progress	26,027	29,037
Office equipment, furniture and fixtures	42,401	39,510
Property and equipment	315,549	305,927
Less: accumulated amortization and depreciation	(173,403)	(170,755)
Property and equipment, net	$142,146	$135,172

We recorded depreciation expense related to property and equipment (other than website development costs) of $6.0 million and $4.2 million, respectively, during the three months ended March 31, 2019 and 2018.

We capitalized $10.0 million and $8.6 million, respectively, in website development costs during the three months ended March 31, 2019 and 2018. Amortization expense for website development costs included in technology and development expenses was $3.4 million and $9.5 million, respectively, during the three months ended March 31, 2019 and 2018.

Note 9. Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of March 31, 2019. There has been no impairment or upward or downward adjustments to our equity investment as of March 31, 2019 that would impact the carrying amount of the investment. The equity investment is classified within other assets in the condensed consolidated balance sheet.
Note 10. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2019
	Cost	Accumulated Amortization	Net
Purchased content	$42,224	$(33,017)	$9,207
Software	24,770	(15,339)	9,431
Customer relationships	103,600	(63,861)	39,739
Developed technology	109,080	(73,459)	35,621
Trade names and trademarks	4,400	(4,400)	—
Zillow Home Loans lender licenses	400	(67)	333
Intangibles-in-progress	5,602	—	5,602
Total	$290,076	$(190,143)	$99,933

	December 31, 2018
	Cost	Accumulated Amortization	Net
Purchased content	$42,110	$(30,477)	$11,633
Software	24,296	(13,925)	10,371
Customer relationships	103,900	(60,733)	43,167
Developed technology	111,980	(72,788)	39,192
Trade names and trademarks	4,900	(4,683)	217
Zillow Home Loans lender licenses	400	(17)	383
Intangibles-in-progress	2,941	—	2,941
Total	$290,527	$(182,623)	$107,904

Amortization expense recorded for intangible assets for the three months ended March 31, 2019 and 2018 was $11.0 million and $13.0 million, respectively.
We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $108.0 million as of March 31, 2019 and December 31, 2018.
Intangibles-in-progress consists of software that is capitalizable but has not been placed in service.

Note 11. Deferred Revenue
The following table presents the changes in deferred revenue for the periods presented (in thousands):

Three Months Ended March 31, 2019
Balance as of January 1, 2019	$34,080
Deferral of revenue	242,852
Less: Revenue recognized	(240,827)
Balance as of March 31, 2019	$36,105

During the three months ended March 31, 2019, we recognized as revenue a total of $30.7 million pertaining to amounts that were recorded in deferred revenue as of December 31, 2018.
Note 12. Leases
Our lease portfolio is primarily composed of operating leases for our office space. We have lease agreements that include lease components (e.g., fixed rent) and non-lease components (e.g., common area maintenance), which are accounted for as a single component, as we have elected the practical expedient to group lease and non-lease components. We also elected the practical expedient to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term.
Our leases have remaining lease terms ranging from less than one year to five years, some of which include options to extend the lease term for up to an additional ten years. For example, our largest leases, which include our corporate headquarters in Seattle, Washington and office space in San Francisco, California, include options to extend the existing leases for two periods of five years each.
As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. For those leases that existed as of January 1, 2019, we used our incremental borrowing rate based on information available at that date. We apply a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment, and we utilize the assistance of third-party specialists to assist us in determining our yield curve.
The components of our operating lease expense are as follows for the three months ended March 31, 2019 (in thousands):

Operating lease cost	$6,523
Variable lease cost	4,781
Total lease cost	$11,304

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $9.1 million. The weighted average remaining term for our leases as of March 31, 2019 was 5 years. The weighted average discount rate for our leases as of March 31, 2019 was 5.9%.
Maturities of our operating lease liabilities by fiscal year are as follows as of March 31, 2019 (in thousands):

Remainder of 2019	$19,196
2020	28,550
2021	28,090
2022	24,565
2023	22,388
All future years	19,009
Total lease payments	141,798
Less: Imputed interest	(19,832)
Present value of lease liabilities	$121,966

As of March 31, 2019, we have additional office space operating leases that have not yet commenced with total lease payments of $112.9 million. Our expectation is that these operating leases will commence during fiscal year 2019 with lease terms of five to eleven years.
The following table presents our future minimum payments for all operating leases as of December 31, 2018, including future minimum payments for operating leases that had not yet commenced as of December 31, 2018 totaling $112.9 million (in thousands):

2019	$29,085
2020	38,060
2021	40,099
2022	37,721
2023	36,458
All future years	85,462
Total future minimum lease payments	$266,885

Note 13. Debt
Revolving Credit Facilities
To provide capital for Zillow Offers, we utilize revolving credit facilities that are classified as current liabilities in our condensed consolidated balance sheets. The following table summarizes our revolving credit facilities as of the periods presented (in thousands, except interest rates):

Effective Date	Maximum Borrowing Capacity	Outstanding Borrowings at March 31, 2019	Outstanding Borrowings at December 31, 2018	Weighted Average Interest Rate
July 31, 2018	$500,000	$167,279	$116,700	6.00%
January 31, 2019	500,000	78,749	—	5.99%
Total	$1,000,000	$246,028	$116,700

On January 31, 2019, certain wholly owned subsidiaries of Zillow Group entered into a revolving credit agreement with Citibank, N.A., as the directing lender, and certain other parties thereto. The credit agreement provides for a maximum borrowing capacity of $500.0 million (the “Maximum Amount”) with a current borrowing capacity of $79.0 million as of March 31, 2019, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. In certain circumstances Zillow Group may be obligated to fund some or all of the payment obligations under the credit agreement. The credit agreement has an initial term of two years and may be extended for up to one additional year subject to agreement by the directing lender. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the January 31, 2019 revolving credit facility. Each special purpose entity is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such entity are available to satisfy the debts and other obligations of any affiliate or other entity.
The July 31, 2018 revolving credit facility had an initial term of one year which may be extended for up to two additional years, subject to agreement by the directing lender, and has a current borrowing capacity of $177.3 million as of March 31,

2019. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the July 31, 2018 revolving credit facility. Each special purpose entity is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such entity are available to satisfy the debts and other obligations of any affiliate or other entity.
The stated interest rate on our revolving credit facilities is one-month LIBOR plus an applicable margin as defined in the respective credit agreements. Our revolving credit facilities include customary representations and warranties, covenants (including financial covenants applicable to Zillow Group), and provisions regarding events of default. As of March 31, 2019, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Our revolving credit facilities also require that we establish, maintain, and in certain circumstances fund, certain specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance, tax reserves, renovation cost reserves and special reserves. Amounts funded to these reserve accounts and the collection accounts have been classified within our consolidated balance sheets as restricted cash.
For additional details related to our revolving credit facilities, see Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Warehouse Lines of Credit
To provide capital for Zillow Home Loans, we utilize warehouse lines of credit that are classified as current liabilities in our condensed consolidated balance sheets. The following table summarizes our warehouse lines of credit as of the periods presented (in thousands, except interest rates):

Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at March 31, 2019	Outstanding Borrowings at December 31, 2018	Weighted Average Interest Rate
July 15, 2019	$50,000	$13,300	$14,125	5.00%
June 29, 2019	50,000	14,691	18,892	5.00%
Total	$100,000	$27,991	$33,017

Borrowings on the lines of credit bear interest at the one-month LIBOR plus an applicable margin, as defined in the credit agreements governing the warehouse lines of credit. The lines of credit include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2019, Zillow Group was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
The following table summarizes our outstanding convertible senior notes as of the periods presented (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Fair Value at March 31, 2019	Fair Value at December 31, 2018	Stated Interest Rate	Effective Interest Rate
July 1, 2023	$373,750	$341,850	$321,855	1.50%	6.99%
December 1, 2021	460,000	470,911	446,200	2.00%	7.44%
December 15, 2020	9,637	16,842	16,744	2.75%	N/A
Total	$843,387	$829,603	$784,799

The convertible notes are senior unsecured obligations and are classified as long-term debt in our condensed consolidated balance sheets. Interest on the convertible notes is paid semi-annually. As of March 31, 2019 and December 31, 2018, respectively, the total unamortized debt discount and debt issuance costs for our outstanding senior convertible notes were $135.5 million and $144.4 million. The convertible senior notes maturing in 2023 and 2021 are not redeemable or convertible as of March 31, 2019. The convertible senior notes maturing in 2020 are convertible, at the option of the holder, and redeemable, at our option, as of March 31, 2019.
For additional details related to our convertible senior notes, see Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Note 14. Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of March 31, 2019 and December 31, 2018, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,081.7 million as of December 31, 2018, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million (tax effected) as of December 31, 2018.
Note 15. Share-Based Awards
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2019:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	27,310,110	$34.04	6.23	$97,941
Granted	6,155,283	39.97
Exercised	(729,788)	18.59
Forfeited or cancelled	(993,437)	42.01
Outstanding at March 31, 2019	31,742,168	35.30	6.76	122,262
Vested and exercisable at March 31, 2019	16,791,512	30.84	4.83	101,912

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2019	2018
Expected volatility	46%-47%	43%-45%
Expected dividend yield	—	—
Risk-free interest rate	2.38%-2.53%	2.52%-2.65%
Weighted-average expected life	4.75-5.25 years	4.50-5.00 years
Weighted-average fair value of options granted	$16.77	$20.88

As of March 31, 2019, there was a total of $229.5 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2019	5,266,324	$42.19
Granted	2,749,293	39.06
Vested	(496,347)	37.94
Forfeited or cancelled	(273,753)	40.44
Unvested outstanding at March 31, 2019	7,245,517	41.36

As of March 31, 2019, there was $279.8 million of total unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$881	$955
Sales and marketing	5,650	5,162
Technology and development	15,508	11,542
General and administrative	44,085	13,082
Total	$66,124	$30,741

On February 21, 2019, Zillow Group announced the appointment of Richard N. Barton as Zillow Group’s Chief Executive Officer, effective February 21, 2019. Mr. Barton succeeds Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010 and who remains a member of Zillow Group’s board of directors. In connection with Mr. Rascoff’s resignation as Chief Executive Officer, Zillow Group entered into an Executive Departure Agreement and Release (the “Agreement”) with Mr. Rascoff. Pursuant to the Agreement, Mr. Rascoff remained a full-time employee of Zillow Group until March 22, 2019 (the “Departure Date”) in order to provide transition services until such date. Pursuant to the Agreement, Mr. Rascoff received, among other things, accelerated vesting of outstanding stock options held by Mr. Rascoff as of the Departure Date by an additional eighteen months from the Departure Date. Options not vested as of the Departure Date, taking into account the foregoing vesting acceleration, were terminated. Each of Mr. Rascoff’s vested stock options outstanding as of the Departure Date will remain exercisable until, except for any later date contemplated by the following proviso, the earlier of (x) the third anniversary of the Departure Date and (y) the latest day upon which the option would have expired by its original terms under any circumstances (the “Option Expiration Outside Date”); provided, however, that the options will remain exercisable for so long as Mr. Rascoff serves on Zillow Group’s board of directors (but not later than any applicable Option Expiration Outside Date), and if Mr. Rascoff ceases to serve on Zillow Group’s board of directors on or after the third anniversary of the Departure Date, each option will remain exercisable until the earlier of (i) ninety days from the final date of Mr. Rascoff’s service on Zillow Group’s board of directors and (ii) the applicable Option Expiration Outside Date. The change in the exercise period of the options as well as the vesting acceleration pursuant to the Agreement have been accounted for as equity modifications, and we recorded $26.4 million of share-based compensation expense associated with the modifications in the three months ended March 31, 2019. We measured the modification charge by calculating the incremental fair value of the modified award compared to the fair value of the original award immediately prior to the modification. The value of the modified awards as of the modification date was estimated using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 46%-47%, a risk-free interest rate of 2.47%-2.49% and a weighted-average expected life of 3.84-5.25 years.
Note 16. Net Loss Per Share
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted-average Class A common stock and Class C capital stock option awards outstanding	19,408	25,222
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	5,860	4,346
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	421	403
Class C capital stock issuable related to conversion spread on the convertible notes maturing in 2021	—	235
Total Class A common stock and Class C capital stock equivalents	25,689	30,206

Note 17. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2019 and 2024. For additional information regarding our lease agreements, see Note 12.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. As of March 31, 2019, the value of homes under contract that have not closed was $140.2 million.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $8.6 million and $8.9 million, respectively, as of March 31, 2019 and December 31, 2018.
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
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On October 26, 2017, the Company filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court. The oral hearing for the appeal took place on August 28, 2018. On March 15, 2019, the Ninth Circuit Court of Appeals issued an opinion that, among other things, (i) affirmed the district court’s grant of summary judgment in favor of Zillow on direct infringement of images on Zillow’s listing site, (ii) affirmed the district court’s grant in favor of Zillow of judgment notwithstanding the verdict on certain images that were displayed on the Zillow Digs site, (iii) remanded consideration of the issue whether VHT’s images on the Zillow Digs site were part of a compilation or individual photos, and (iv) vacated the jury’s finding of willful infringement. We have recorded an estimated liability for immaterial amounts related to this matter as of March 31, 2019 and December 31, 2018. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In May 2018, the plaintiffs filed their opposition to our motion to dismiss the consolidated amended complaint. In June 2018, we filed our reply in support of our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and the plaintiffs were given 45 days file a second consolidated amended complaint and attempt to cure the defects in their consolidated amended complaint. In November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. In January 2019, the plaintiffs filed their opposition to our motion to dismiss the second consolidated amended complaint. In February 2019, we filed our reply in support of our motion to dismiss the second consolidated amended complaint. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We have not recorded an accrual related to this lawsuit as of March 31, 2019 and December 31, 2018, as we do not believe a loss is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. All four of the shareholder derivative lawsuits have been stayed until after final resolution of pleading motions and related appeals, if any, in the consolidated securities class action lawsuit discussed above. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of March 31, 2019 and December 31, 2018, as we do not believe a loss is probable.
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
Note 18. Self-Insurance
We are self-insured for medical benefits and dental benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which will protect when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $500,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured claims is included within accrued compensation and benefits in our condensed consolidated balance sheets and was $4.1 million and $3.9 million, respectively, as of March 31, 2019 and December 31, 2018.
Note 19. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan for the three months ended March 31, 2019 and 2018 was $4.9 million and $3.8 million, respectively.
Note 20. Segment Information and Revenue
Beginning January 1, 2019, we have three operating and reportable segments, which have been identified based on the way in which our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information for the Internet, Media & Technology (“IMT”), Homes and Mortgages segments.
The IMT segment includes the financial results for the Premier Agent, Rentals and new construction marketplaces, dotloop, and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Homes segment includes the financial results from Zillow Group’s buying and selling of homes directly. The Mortgages segment includes financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and the sale of mortgages on the secondary market, as well as Mortech mortgage software solutions.
Revenue and costs are directly attributed to our segments when possible. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit the other segments. These costs primarily include headcount-related expenses and facilities costs and are allocated to each segment based on the estimated benefit each segment receives from such expenditures.
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of loss before income taxes by segment. This information is included in the following tables for the periods presented (in thousands):

	Three Months Ended March 31, 2019
	IMT	Homes	Mortgages
Revenue:
Premier Agent	$217,735	$—	$—
Rentals	37,838	—	—
Other	42,699	—	—
Homes	—	128,472	—
Mortgages	—	—	27,360
Total revenue	298,272	128,472	27,360
Costs and expenses:
Cost of revenue	24,251	122,419	4,678
Sales and marketing	126,654	20,862	14,071
Technology and development	87,969	12,281	7,520
General and administrative	70,850	14,357	10,567
Integration costs	—	—	352
Total costs and expenses	309,724	169,919	37,188
Loss from operations	(11,452)	(41,447)	(9,828)
Segment other income	—	—	313
Segment interest expense	—	(3,758)	(101)
Loss before income taxes (1)	$(11,452)	$(45,205)	$(9,616)

	Three Months Ended March 31, 2018
	IMT	Homes	Mortgages
Revenue:
Premier Agent	$213,732	$—	$—
Rentals	29,063	—	—
Other	38,061	—	—
Homes	—	—	—
Mortgages	—	—	19,023
Total revenue	280,856	—	19,023
Costs and expenses:
Cost of revenue	22,594	86	1,239
Sales and marketing	128,747	290	8,254
Technology and development	85,917	2,236	5,780
General and administrative	50,187	1,778	4,108
Acquisition costs	27	—	—
Total costs and expenses	287,472	4,390	19,381
Loss from operations and loss before incomes taxes (1)	$(6,616)	$(4,390)	$(358)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Total segment loss before income taxes	$(66,273)	$(11,364)
Corporate interest expense	(12,607)	(7,073)
Corporate other income	8,855	2,446
Consolidated loss before income taxes	$(70,025)	$(15,991)

Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview of our Business
Zillow Group, Inc. houses one of the largest portfolios of real estate brands on mobile and the web. Zillow Group is committed to leveraging its proprietary data, technology and innovations to make home buying, selling, financing and renting a seamless, on-demand experience for consumers. As its flagship brand, Zillow now offers a fully integrated home shopping experience that includes access to for sale and rental listings, Zillow Offers, which provides a new, hassle-free way to buy and sell homes directly through Zillow; and Zillow Home Loans, Zillow’s affiliated lender that provides an easy way to receive mortgage pre-approvals and financing. Other consumer brands include Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Zillow Group also operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.
Reportable Segments and Revenue Overview
As of January 1, 2019, Zillow Group has three reportable segments: the Internet, Media & Technology (“IMT”) segment, the Homes segment and the Mortgages segment. The IMT segment includes the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Homes segment includes the financial results from Zillow Group’s buying and selling of homes directly through the Zillow Offers service. The Mortgages segment includes the financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and our Mortech mortgage software solutions.
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses. We offer these products and services through our Premier Agent and Premier Broker programs. Premier Agent and Premier Broker advertising products are primarily sold on a cost per impression basis. Impressions are delivered when a sold advertisement of a Premier Agent or Premier Broker appears on pages viewed by users of our mobile applications and websites. In April 2018, we began testing a new method of consumer lead validation and distribution to Premier Agent and Premier Broker advertisers. A validated consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites; applying the new model, these validated consumer leads are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. Consumer leads are bundled with impressions as part of our advertising services for Premier Agent and Premier Brokers; we do not charge a separate fee for these consumer leads.
Rentals revenue primarily includes advertising sold to property managers and other rental professionals on a cost per lead, cost per click, cost per lease or cost per listing generated basis. Rentals revenue also includes revenue generated through our rental applications product, whereby potential renters can submit applications to multiple properties over a 30-day period for a flat service fee.
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
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers service. We began buying homes through the Zillow Offers service in April 2018, and we began selling homes in July 2018.

In our Mortgages segment, we generate revenue from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead or subscription basis, including our Connect and Custom Quote services, through mortgage originations in Zillow Home Loans and the related sale of mortgages on the secondary market, and from Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.
During the three months ended March 31, 2019, we generated total revenue of $454.1 million, as compared to $299.9 million in the three months ended March 31, 2018, an increase of 51%. This increase was the result of the addition of $128.5 million in Homes revenue, an $8.8 million, or 30% increase in Rentals revenue, an $8.3 million, or 44% increase in Mortgages revenue, a $4.7 million, or 12% increase in Other revenue and a $3.9 million, or 2%, increase in Premier Agent revenue. There were approximately 181.1 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2019, representing year-over-year growth of 3%. Visits increased 14% to 2,019.8 million for the three months ended March 31, 2019 from 1,764.8 million for the three months ended March 31, 2018.
As of March 31, 2019, we had 4,514 full-time employees compared to 4,336 full-time employees as of December 31, 2018.
Key Metrics
Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Unique Users
Measuring unique users is important to us because much of our advertising revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our consumer users - home buyers and sellers, renters, and individuals with or looking for a mortgage. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. For example, Premier Agent revenue and display revenue depend on advertisements being served to users of our mobile applications and websites, and our Homes segment revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group. In addition, our community of users improves the quality of our living database of homes with their contributions, which in turn attracts more users.
We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow, StreetEasy, HotPads, Naked Apartments and RealEstate.com measure unique users with Google Analytics, and Trulia measures unique users with Adobe Analytics.

	Three Months Ended March 31,		2018 to 2019 % Change
	2019	2018
	(in millions)
Average Monthly Unique Users	181.1	175.5	3%
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our real estate professional advertisers or more likely to participate in our Zillow Offers program or use Zillow Homes Loans.
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

	Three Months Ended March 31,		2018 to 2019 % Change
	2019	2018
	(in millions)
Visits	2,019.8	1,764.8	14%
Basis of Presentation
Revenue
We recognize revenue when (or as) we satisfy our performance obligations by transferring control of promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
In our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to residential real estate businesses and professionals. These professionals include real estate and rental professionals and brand advertisers. Our three primary revenue categories within our IMT segment are Premier Agent, Rentals and Other.
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program.
In our Mortgages segment, we generate revenue from the sale of advertising services to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and the related sale of mortgages on the secondary market as well as Mortech mortgage software solutions.
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
We primarily offer our Premier Agent and Premier Broker advertising products on a cost per impression basis, and beginning in April 2018, our Premier Agents and Premier Brokers also receive a proportion of validated consumer connections, or leads. Payment is received prior to the delivery of impressions and connections. Impressions are delivered when a sold advertisement appears on pages viewed by users of our mobile applications and websites. We determine the cost per impression and cost per lead delivered in each zip code using an auction-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions and leads in the zip code during the month. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly budgeted spend in that zip code as a percentage of the total monthly budgeted spend of all Premier Agents and Premier Brokers in that zip code, and includes both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of consumer connections a Premier Agent or Premier Broker receives. In April 2018, we began testing a new method of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers related to our auction-based pricing model. A consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites. Applying the new model, these validated consumer leads are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. For both the new and historical Premier Agent and Premier Broker products, the cost per impression and cost per lead that we charge is dynamic - as demand for advertising in a zip code increases or decreases, the cost in that zip code may be increased or decreased accordingly. The price paid for each impression and each lead is representative of the price at which we would sell an impression or lead separately to a customer, or the stand-alone selling price.
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
In October 2018, we began testing a new Flex Pricing model for Premier Agent and Premier Broker advertising services in limited markets. With the Flex Pricing model, Premier Agents and Premier Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions. As our experience with this pricing model is limited, we fully constrain the estimated variable consideration. When a real estate transaction is closed with a Flex Pricing lead and payment is made, the uncertainty is resolved, and revenue is recognized in the period for the satisfied performance obligations. We will continuously reevaluate this determination and will begin estimating variable consideration and recording revenue as performance obligations are transferred when we have concluded we are able to make a reliable estimate.
Rentals Revenue. Rentals revenue includes the sale of advertising in our rentals information marketplace, as well as the sale of our suite of tools for rental professionals. Rentals revenue primarily includes revenue generated by advertising sold to property managers and other rental professionals on a cost per lead, cost per click, cost per lease or cost per listing basis. We recognize revenue as leads or clicks are provided to rental professionals, or as listings from rental professionals are published on our mobile applications and websites, which is the amount for which we have the right to invoice. The number of leases generated through our rentals marketplace during the period is accounted for as variable consideration, and we estimate these amounts based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
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
Homes Revenue. Homes revenue is derived from the resale of homes on the open market through our Zillow Offers program. Homes revenue is recognized at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer. The amount of revenue recognized for each home sale is equal to the full sale price of the home net of resale concessions and credits to the buyer and does not reflect real estate agent commissions, closing or other costs associated with the transaction.
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
Beginning in the fourth quarter of 2018, mortgages revenue also includes revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender. We elect the fair value option for our mortgage loans held for sale, which are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are closed. Net origination costs and fees associated with mortgage loans are recognized as incurred at the time of origination. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers.
Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are provided.
Costs and Expenses
Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, bonuses, and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites. For our IMT and Mortgages segment, cost of revenue also includes credit card fees and ad serving costs paid to third parties. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire, make certain repairs and updates to, and sell each home, including associated overhead costs. For our Mortgages segment, our cost of revenue consists of lead acquisition costs and direct costs to originate loans, including underwriting and processing costs.
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount expenses, including salaries, commissions, benefits, share-based compensation expense and bonuses for sales, sales support, customer support, marketing and public relations employees, and depreciation expense. For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs, including utilities, taxes and maintenance. For our Mortgages segment, sales and marketing expenses also include headcount expenses for loan officers and specialists supporting Zillow Home Loans.
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

General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, share-based compensation expense and bonuses for executive, finance, accounting, legal, human resources, recruiting, corporate information technology costs and other administrative support. General and administrative expenses also include legal settlement costs and estimated legal liabilities, legal, accounting and other third-party professional service fees, rent expense, depreciation expense and bad debt expense.
Acquisition-related Costs. Acquisition-related costs consist of investment banking, legal, accounting, tax and regulatory filing fees associated with effecting acquisitions.
Integration Costs. Integration costs consist of expenses incurred to incorporate operations, systems, technology, and rights and responsibilities of acquired companies, during both pre-closing and post-closing periods, into Zillow Group’s business. For the three months ended March 31, 2019, integration costs primarily include consulting-related expenses incurred in connection with the integration of Zillow Home Loans (formerly Mortgage Lenders of America).
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.
Interest Expense
Our corporate interest expense consists of interest on Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) we guaranteed in connection with our February 2015 acquisition of Trulia, interest on the Convertible Senior Notes due in 2021 (the “2021 Notes”) we issued in December 2016 and interest on the Convertible Senior Notes due in 2023 (the “2023 Notes”) we issued in July 2018. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Interest is payable on the 2021 Notes at the rate of 2.00% semi-annually on June 1 and December 1 of each year. Interest is payable on the 2023 Notes at the rate of 1.50% semi-annually on January 1 and July 1 of each year.
For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit facilities related to our Zillow Offers business. Borrowings on our revolving credit facilities bear interest at a floating rate based on the one-month LIBOR plus an applicable margin, as defined in the credit agreements.
For our Mortgages segment, interest expense includes interest on the warehouse lines of credit acquired as part of the acquisition of Zillow Home Loans (formerly Mortgage Lenders of America). Each line of credit provides for a current and maximum borrowing capacity of $50.0 million, or $100.0 million in total. Borrowings on the lines of credit bear interest at the one-month LIBOR rate plus an applicable margin, as defined in the credit agreements governing the warehouse line of credit.
Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of March 31, 2019 and December 31, 2018, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,081.7 million as of December 31, 2018, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million (tax effected) as of December 31, 2018.

Results of Operations
In 2018, our business model evolved significantly with the launch of Zillow Offers in April and the acquisition of Zillow Home Loans in October. Zillow Offers, for example, is a cash- and inventory-intensive business with a high cost of revenue as compared with other parts of our operations; the cost of revenue includes the amount we pay to purchase homes. Revenue for the Homes segment includes the full sale prices of homes less resale concessions and credits to the buyer, and does not reflect real estate agent commissions, closing or other associated costs. As a result of this evolution of our business model, financial performance for prior year periods may not be indicative of future performance.
The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue:
IMT	$298,272	$280,856
Homes	128,472	—
Mortgages	27,360	19,023
Total revenue	454,104	299,879
Cost of revenue (exclusive of amortization) (1)(2):
IMT	24,251	22,594
Homes	122,419	86
Mortgages	4,678	1,239
Total cost of revenue	151,348	23,919
Sales and marketing (1)	161,587	137,291
Technology and development (1)	107,770	93,933
General and administrative (1)	95,774	56,073
Acquisition-related costs	—	27
Integration costs	352	—
Total costs and expenses	516,831	311,243
Loss from operations	(62,727)	(11,364)
Other income	9,168	2,446
Interest expense	(16,466)	(7,073)
Loss before income taxes	(70,025)	(15,991)
Income tax benefit (expense)	2,500	(2,600)
Net loss	$(67,525)	$(18,591)
Net loss per share — basic and diluted	$(0.33)	$(0.10)
Weighted-average shares outstanding — basic and diluted	204,514	191,464
Other Financial Data:
Adjusted EBITDA (3)	$23,922	$46,310

	Three Months Ended March 31,
	2019	2018
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$881	$955
Sales and marketing	5,650	5,162
Technology and development	15,508	11,542
General and administrative	44,085	13,082
Total	$66,124	$30,741
(2) Amortization of website development costs and intangible assets included in technology and development	$14,400	$22,549
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Percentage of Revenue:
Revenue:
IMT	66%	94%
Homes	28	—
Mortgages	6	6
Total revenue	100	100
Cost of revenue (exclusive of amortization):
IMT	5	8
Homes	27	—
Mortgages	1	—
Total cost of revenue	33	8
Sales and marketing	36	46
Technology and development	24	31
General and administrative	21	19
Acquisition-related costs	0	—
Integration costs	—	0
Total costs and expenses	114	104
Loss from operations	(14)	(4)
Other income	2	1
Interest expense	(4)	(2)
Loss before income taxes	(15)	(5)
Income tax benefit (expense)	1	(1)
Net loss	(15)%	(6)%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended March 31,
	2019	2018

Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(67,525)	$(18,591)
Other income	(9,168)	(2,446)
Depreciation and amortization expense	20,525	26,906
Share-based compensation expense	66,124	30,741
Acquisition-related costs	—	27
Interest expense	16,466	7,073
Income tax (benefit) expense	(2,500)	2,600
Adjusted EBITDA	$23,922	$46,310

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Three Months Ended March 31,		2018 to 2019 % Change
	2019	2018
Percentage of Revenue:
IMT Revenue:
Premier Agent	$217,735	$213,732	2%
Rentals	37,838	29,063	30%
Other	42,699	38,061	12%
Total IMT revenue	298,272	280,856	6%
Homes	128,472	—	N/A
Mortgages	27,360	19,023	44%
Total revenue	$454,104	$299,879	51%
The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented (unaudited):

	Three Months Ended March 31,
	2019	2018
Percentage of Total Revenue:
IMT Revenue:
Premier Agent	48%	71%
Rentals	8	10
Other	9	13
Total IMT revenue	66	94
Homes	28	0
Mortgages	6	6
Total revenue	100%	100%
Total revenue increased by $154.2 million, or 51%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase in total revenue was primarily attributable to our Zillow Offers business, which had not yet launched as of March 31, 2018. Homes revenue was $128.5 million for the three months ended March 31, 2019. There were approximately 181.1 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2019 compared to 175.5 million average monthly unique users for the three months ended March 31, 2018, representing year-over-year growth of 3%. Visits increased 14% to 2,019.8 million for the three months ended March 31, 2019 from 1,764.8 million for the three months ended March 31, 2018. The increases in unique users and visits increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.

IMT Segment
Premier Agent Revenue. Premier Agent revenue grew to $217.7 million for the three months ended March 31, 2019 from $213.7 million for the three months ended March 31, 2018, an increase of $4.0 million, or 2%. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 14% to 2,019.8 million for the three months ended March 31, 2019 from 1,764.8 million for the three months ended March 31, 2018. This increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Year over year Premier Agent revenue growth slowed, which we believe was due to changes made to our Premier Agent and Premier Broker advertising programs in 2018 to improve lead quality and consumer connections, which led to an increase in advertiser churn, or exit from our advertising platform.
Premier Agent revenue per visit decreased by 11% to $0.108 for the three months ended March 31, 2019 from $0.121 for the three months ended March 31, 2018. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe the decrease in Premier Agent revenue per visit was primarily a result of changes we made to our Premier Agent and Premier Broker programs in 2018. For example, in April 2018, we began testing a new method of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers. A validated consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites; applying the new model, these validated consumer leads are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. This transition to the new lead validation and distribution process resulted in a decrease in the total number of leads received by some advertisers and increased advertiser churn in the third and fourth quarters of 2018 as current and prospective Premier Agents and Premier Brokers evaluated the value of these higher-quality leads and market-based pricing continued to take effect. We believe we made appropriate adjustments to the Premier Agent and Premier Broker programs to help address this advertiser churn, by, for example, decreasing the number of screening questions posed to consumers during the consumer lead validation process, in an effort to return to prior lead volumes, and setting price caps on the cost per impression and cost per lead paid by Premier Agents and Premier Brokers to help stabilize auction-based pricing dynamics in certain markets. However, we believe the increased advertiser churn continued to impact the revenue we recorded during the three months ended March 31, 2019. We are not able to predict whether these changes will continue to have a material impact on our results for the remainder of 2019 and beyond.
In the first quarter of 2019, Premier Agent revenue also included an immaterial amount of revenue generated from our initial testing of a new Flex Pricing model for Premier Agent and Premier Broker advertisers in limited markets. With the Flex Pricing model, Premier Agents and Premiers Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of their leads. We expect to continue testing this pricing model in additional regions and may implement it more broadly in the future.
Rentals Revenue. Rentals revenue was $37.8 million for the three months ended March 31, 2019 compared to $29.1 million for the three months ended March 31, 2018, an increase of $8.8 million, or 30%. The increase in Rentals revenue was primarily attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 11% to 39,129 average monthly rental listings for the three months ended March 31, 2019 from 35,247 average monthly rental listings for the three months ended March 31, 2018. Average monthly rental listings include the average monthly monetized, deduplicated rental listings for the period, which are displayed across all of our mobile applications and websites. An increase in rental listings on our mobile applications and websites increases the likelihood that a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, lease or listing that we monetize. The quarterly revenue per average monthly rental listing increased 17% to approximately $967 for the three months ended March 31, 2019 from approximately $825 for the three months ended March 31, 2018. We calculate quarterly revenue per average monthly rental listing by dividing total Rentals revenue for the period by the average monthly deduplicated rental listings for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven in part by the 14% increase in visits to 2,019.8 million for the three months ended March 31, 2019, which similarly increases the likelihood a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, or lease that we monetize.

Other Revenue. Other revenue was $42.7 million for the three months ended March 31, 2019 compared to $38.1 million for the three months ended March 31, 2018, an increase of $4.6 million, or 12%. The increase in Other revenue was primarily a result of a 32% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Homes Segment
Homes revenue was $128.5 million for the three months ended March 31, 2019 due to the sale of 414 homes at an average selling price of $310.4 thousand per home. For the three months ended December 31, 2018, Homes revenue was $41.3 million as a result of the sale of 141 homes. The increase in Homes revenue as compared with the prior quarterly period was primarily a result of an increase in the number of homes sold in the period as consumer adoption of Zillow Offers increases in geographic areas in which it is currently operating, and as Zillow Offers expands into new geographic markets. As of March 31, 2019, Zillow Offers was operating in eight metropolitan areas.
Mortgages Segment
Mortgages revenue was $27.4 million for the three months ended March 31, 2019 compared to $19.0 million for the three months ended March 31, 2018, an increase of $8.3 million, or 44%. The increase in mortgages revenue was primarily a result of the increase in revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender, which we acquired in the fourth quarter of 2018.
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	IMT	Homes	Mortgages	IMT	Homes	Mortgages
Revenue	$298,272	$128,472	$27,360	$280,856	$—	$19,023
Costs and expenses:
Cost of revenue	24,251	122,419	4,678	22,594	86	1,239
Sales and marketing	126,654	20,862	14,071	128,747	290	8,254
Technology and development	87,969	12,281	7,520	85,917	2,236	5,780
General and administrative	70,850	14,357	10,567	50,187	1,778	4,108
Acquisition-related costs	—	—	—	27	—	—
Integration costs	—	—	352	—	—	—
Total costs and expenses	309,724	169,919	37,188	287,472	4,390	19,381
Loss from operations	(11,452)	(41,447)	(9,828)	(6,616)	(4,390)	(358)
Other income	—	—	313	—	—	—
Interest expense	—	(3,758)	(101)	—	—	—
Loss before income taxes (1)	$(11,452)	$(45,205)	$(9,616)	$(6,616)	$(4,390)	$(358)
The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the period presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Total segment loss before income taxes	$(66,273)	$(11,364)
Corporate interest expense	(12,607)	(7,073)
Corporate other income	8,855	2,446
Consolidated loss before income taxes	$(70,025)	$(15,991)

IMT Segment
Cost of Revenue. Cost of revenue was $24.3 million for the three months ended March 31, 2019 compared to $22.6 million for the three months ended March 31, 2018, an increase of $1.7 million, or 7%. The increase in cost of revenue was primarily attributable to a $1.7 million increase in data center and connectivity costs. We expect our cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue.
Sales and Marketing. Sales and marketing expenses were $126.7 million for the three months ended March 31, 2019 compared to $128.7 million for the three months ended March 31, 2018, a decrease of $2.1 million, or 2%. The decrease in sales and marketing expenses was primarily attributable to an $8.4 million decrease in marketing and advertising expenses, partially offset by a $2.8 million increase in headcount-related expenses, including share-based compensation expense, due primarily to growth in the size of our sales team, and a $3.1 million increase in professional services fees. We expect our sales and marketing expenses to increase in absolute dollars in future years as we continue to invest more resources in extending our audience through marketing and advertising initiatives.
Technology and Development. Technology and development expenses, which include research and development costs, were $88.0 million for the three months ended March 31, 2019 compared to $85.9 million for the three months ended March 31, 2018, an increase of $2.1 million, or 2%. Approximately $7.0 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $1.4 million increase in professional services fees, a $1.1 million increase in software and hardware costs and $0.9 million increase in other non-capitalizable data content expense. These increases were partially offset by an $8.2 million decrease in depreciation and amortization expense. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality and develop new technologies.
General and Administrative. General and administrative expenses were $70.9 million for the three months ended March 31, 2019 compared to $50.2 million for the three months ended March 31, 2018, an increase of $20.7 million, or 41%. The increase in general and administrative expenses was primarily due to a $24.9 million increase in headcount-related expenses, including share-based compensation expense, driven primarily by the recognition of a total of $23.3 million of share-based compensation expense in the IMT segment during the three months ended March 31, 2019 in connection with the modification of certain outstanding equity awards related to the departure of Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010 and who remains a member of Zillow Group’s board of directors. For additional information regarding the equity modification, see Note 15 to our condensed consolidated financial statements. This increase was partially offset by a $3.4 million decrease in estimated legal liabilities and a $0.8 million decrease in miscellaneous expenses. We expect general and administrative expenses to decrease in future quarters in the IMT segment as compared to the three months ended March 31, 2019 as a result of the impact of the equity modification recorded in the three months ended March 31, 2019 as discussed above.
Homes Segment
Cost of Revenue. Cost of revenue was $122.4 million for the three months ended March 31, 2019. Cost of revenue was primarily attributable to home acquisition and renovation costs related to the 414 homes that we sold during the period. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue and expansion of Zillow Offers into new markets.
Sales and Marketing. Sales and marketing expenses were $20.9 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018, an increase of $20.6 million. The increase in sales and marketing expenses was primarily attributable to a $7.6 million increase in headcount-related expenses, including share-based compensation expense, a $5.5 million increase in selling expenses directly attributable to the resale of homes, a $2.8 million increase in holding costs, a $2.8 million increase in marketing and advertising expenses and a $1.9 million increase in miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Homes segment.
Technology and Development. Technology and development expenses, which include research and development costs, were $12.3 million for the three months ended March 31, 2019 compared to $2.2 million for the three months ended March 31, 2018, an increase of $10.0 million. The increase in technology and development expenses was primarily due to an $8.2 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $1.8 million increase in miscellaneous expenses. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the purchasing and sales processes related to our Homes segment.

General and Administrative. General and administrative expenses were $14.4 million for the three months ended March 31, 2019 compared to $1.8 million for the three months ended March 31, 2018, an increase of $12.6 million. The increase in general and administrative expenses was primarily due to a $7.4 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $2.1 million increase in building lease-related expenses including rent, utilities and insurance, a $1.4 million increase in professional services fees and a $1.7 million increase in miscellaneous expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our Homes business.
Interest Expense. Interest expense was $3.8 million for the three months ended March 31, 2019. Interest expense was primarily attributable to borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit facilities. There was no interest expense recorded for the three months ended March 31, 2018.
Mortgages Segment
Cost of Revenue. Cost of revenue was $4.7 million for the three months ended March 31, 2019 compared to $1.2 million for the three months ended March 31, 2018, an increase of $3.5 million. The increase in cost of revenue was primarily attributable to our October 2018 acquisition of Zillow Home Loans (formerly Mortgage Lenders of America), and includes a $1.6 million increase in headcount-related expenses, including share-based compensation expense, a $0.7 million increase in lead acquisition costs, a $0.6 million increase in mortgage loan processing costs and a $0.6 million increase in miscellaneous expenses. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue and expansion of Zillow Home Loans.
Sales and Marketing. Sales and marketing expenses were $14.1 million for the three months ended March 31, 2019 compared to $8.3 million for the three months ended March 31, 2018, an increase of $5.8 million, or 70%. The increase in sales and marketing expenses was primarily attributable to a $4.8 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans and a $1.0 million increase in miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Mortgages segment.
Technology and Development. Technology and development expenses, which include research and development costs, were $7.5 million for the three months ended March 31, 2019 compared to $5.8 million for the three months ended March 31, 2018, an increase of $1.7 million, or 30%. The increase in technology and development expenses was primarily a result of a $1.4 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the origination of mortgages in Zillow Home Loans.
General and Administrative. General and administrative expenses were $10.6 million for the three months ended March 31, 2019 compared to $4.1 million for the three months ended March 31, 2018, an increase of $6.5 million. The increase in general and administrative expenses was primarily due to a $5.1 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. In addition, there was a $1.4 million increase in miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our mortgage business.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense on our convertible senior notes was $12.6 million for the three months ended March 31, 2019 compared to $7.1 million for the three months ended March 31, 2018, an increase of $5.5 million, or 78%. This increase was primarily due to the July 2018 issuance of our convertible senior notes maturing in 2023. For additional information regarding the senior convertible notes, see Note 13 to our condensed consolidated financial statements.
Other Income. Other income not directly attributable to any of our segments was $8.9 million for the three months ended March 31, 2019 compared to $2.4 million for the three months ended March 31, 2018, an increase of $6.4 million. This increase is attributable to an increase in the balance of our short-term investment portfolio generating an increase in interest income.

Liquidity and Capital Resources
As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents, investments and restricted cash of $1,545.1 million and $1,567.3 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, corporate notes and bonds, commercial paper, U.S. government agency securities and certificates of deposit with original maturities of three months or less. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, foreign government securities and certificates of deposit. Restricted cash consists of amounts funded to the reserve and collection accounts related to our revolving credit facilities. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The expansion of Zillow Group’s purchase of homes in the Zillow Offers program and sale of homes on the open market continues to have a significant impact on our liquidity and capital resources as a cash and inventory intensive initiative. We primarily use debt financing to fund a portion of the purchase price of homes and certain related costs. As of March 31, 2019, we have $246.0 million of total outstanding borrowings on revolving credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1,000.0 million.
On January 31, 2019, certain wholly owned subsidiaries of Zillow Group entered into a revolving credit agreement with Citibank, N.A., as the directing lender, and certain other parties thereto. The credit agreement provides for a maximum borrowing capacity of $500.0 million (the “Maximum Amount”) with a current borrowing capacity of $79.0 million as of March 31, 2019, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. In certain circumstances Zillow Group may be obligated to fund some or all of the payment obligations under the credit agreement. The credit agreement has an initial term of two years and may be extended for up to one additional year subject to agreement by the directing lender.
For additional information regarding the revolving credit facilities, see Note 13 to our condensed consolidated financial statements.
The October 31, 2018 acquisition of Zillow Home Loans also continues to have a significant impact on our liquidity and capital resources as a cash intensive business as it relates to funding mortgage loans originated for resale in the secondary market. As of March 31, 2019, we have $28.0 million of total outstanding borrowings on warehouse lines of credit to provide capital for Zillow Home Loans with a total maximum borrowing capacity of $100.0 million. For additional information regarding our warehouse lines of credit, see Note 13 to our condensed consolidated financial statements.
As of March 31, 2019, we have outstanding a total of $843.4 million aggregate principal of senior convertible notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. For additional information regarding the senior convertible notes, see Note 13 to our condensed consolidated financial statements.
The following table presents selected cash flow data for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(145,514)	$24,652
Net cash provided by (used in) investing activities	108,304	(32,232)
Net cash provided by financing activities	137,869	52,878
Cash Flows Provided By (Used In) Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals and brand advertisers, as well as cash received from consumers for sales of homes through Zillow Offers and sales of mortgages originated by Zillow to third parties. Our primary uses of cash from operating activities include payments for homes purchased through Zillow Offers, marketing and advertising activities, mortgages funded through Zillow

Home Loans and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.
For the three months ended March 31, 2019, net cash used in operating activities was $145.5 million. This was primarily driven by a net loss of $67.5 million, adjusted by share-based compensation expense of $66.1 million, depreciation and amortization expense of $20.5 million, amortization of the discount and issuance costs on the 2023 Notes and 2021 Notes of $8.8 million, amortization of contract cost assets of $8.7 million, amortization of right of use assets of $4.4 million, a $2.5 million change in deferred income taxes, accretion of bond discount of $1.7 million, and a loss on disposal of property and equipment of $1.7 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $184.3 million. The changes in operating assets and liabilities are primarily due to a $162.3 million increase in inventory due to the purchase of homes through Zillow Offers, a $9.1 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $8.5 million increase in prepaid expenses and other assets driven primarily by the timing of payments, a $7.0 million increase in lease liabilities, and a $4.7 million increase in accounts receivable due primarily to an increase in revenue, partially offset by a $5.9 million decrease in mortgage loans held for sale.
For the three months ended March 31, 2018, net cash provided by operating activities was $24.7 million. This was primarily driven by a net loss of $18.6 million, adjusted by share-based compensation expense of $30.7 million, depreciation and amortization expense of $26.9 million, amortization of contract cost assets of $9.3 million, amortization of the discount and issuance costs on the 2021 Notes of $4.7 million, a non-cash change in our deferred income taxes of $2.6 million, a loss on disposal of property and equipment of $1.8 million and a change in deferred rent of $3.1 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $29.3 million. The changes in operating assets and liabilities are primarily due to a $19.9 million increase in prepaid expenses and other assets and a $6.7 million decrease in accrued expenses and other current liabilities driven primarily by the timing of payments, and an $11.4 million increase in contract cost assets due primarily to the capitalization of contract cost assets.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.
For the three months ended March 31, 2019, net cash provided by investing activities was $108.3 million. This was primarily the result of $125.8 million of net proceeds from maturities of investments and $17.5 million of purchases for property and equipment and intangible assets.
For the three months ended March 31, 2018, net cash used in investing activities was $32.2 million. This was primarily the result of $16.9 million of purchases for property and equipment and intangible assets and $15.3 million of net purchases of investments.
Cash Flows Provided By Financing Activities
For the three months ended March 31, 2019, cash provided by financing activities was $137.9 million, including $129.3 million of proceeds from borrowings on our revolving credit facilities related to Zillow Offers and $13.6 million of proceeds from the exercise of option awards, partially offset by $5.0 million of net repayments of borrowings on our warehouse lines of credit related to Zillow Home Loans.
For the three months ended March 31, 2018, our financing activities included $52.9 million of proceeds from the exercise of option awards.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $8.6 million as of March 31, 2019. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the categories of contractual obligations listed below, which have been updated to reflect our obligations as of March 31, 2019.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Homes under contract (1)	$140,169	$140,169	$—	$—	$—
Revolving credit facilities (2)	246,028	246,028	—	—	—
Warehouse lines of credit (3)	27,991	27,991	—	—	—
Total contractual obligations	$414,188	$414,188	$—	$—	$—
 ____________________
(1) We have obligations to purchase homes under contract through our Zillow Offers business.
(2) Includes principal amounts due for amounts borrowed under the revolving credit facilities used to provide capital for our Zillow Offers business. Amounts exclude an immaterial amount of estimated interest payments.
(3) Includes principal amounts due for amounts borrowed under the warehouse lines of credit used to finance Zillow Home Loans. Amounts exclude an immaterial amount of estimated interest payments.

In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and on our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $8.6 million as of March 31, 2019.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
As of March 31, 2019, we have outstanding $373.8 million aggregate principal Convertible Senior Notes due in 2023 (the “2023 Notes”), $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”) and $9.6 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2023 Notes were issued in July 2018 and carry a fixed interest rate of 1.50% per year. The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. and carry a fixed interest rate of 2.75% per year.
Since the 2023 Notes, 2021 Notes, and 2020 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of March 31, 2019. However, the fair values of the 2023 Notes, 2021 Notes, and 2020 Notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our revolving credit facilities that provide capital for Zillow Offers. As of March 31, 2019, we have outstanding $246.0 million of borrowings on our revolving credit facilities which bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our revolving credit facilities, we estimate that a 1% increase in LIBOR would increase our annual interest expense by approximately $2.5 million.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse lines of credit that provide capital for Zillow Home Loans. As of March 31, 2019, we have outstanding $28.0 million of borrowings on our warehouse lines of credit which bear interest at a floating rate based on LIBOR plus an applicable margin. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse lines of credit, we estimate that a 1.0% increase in LIBOR would increase our annual interest expense associated with the warehouse lines of credit by approximately $0.3 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
Except for the implementation of certain internal controls related to our January 1, 2019 adoption of guidance issued by the Financial Accounting Standards Board on leases, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 17 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2018. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2019.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Executive Employment Agreement, dated January 29, 2019, between Zillow Group, Inc. and Arik Prawer.

10.2*
Executive Departure Agreement and Release, dated February 20, 2019, between Zillow Group, Inc. and Spencer Rascoff (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2019, and incorporated herein by reference).

10.3*	Zillow, Inc. Proprietary Rights Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2019	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer