Form 10-Q
period 2019-06-30
ZILLOW GROUP, INC.
filed 2019-08-07
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, 58,486,480 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 141,903,904 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2019

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$766,698	$651,058
Short-term investments	673,029	903,867
Accounts receivable, net of allowance for doubtful accounts of $4,809 and $4,838 at June 30, 2019 and December 31, 2018, respectively	82,261	66,083
Mortgage loans held for sale	38,653	35,409
Inventory	552,823	162,829
Prepaid expenses and other current assets	62,062	61,067
Restricted cash	43,882	12,385
Total current assets	2,219,408	1,892,698
Contract cost assets	46,271	45,819
Property and equipment, net	145,932	135,172
Right of use assets	210,080	—
Goodwill	1,984,907	1,984,907
Intangible assets, net	202,824	215,904
Other assets	16,498	16,616
Total assets	$4,825,920	$4,291,116
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,028	$7,471
Accrued expenses and other current liabilities	68,520	63,101
Accrued compensation and benefits	32,001	31,388
Revolving credit facilities	409,799	116,700
Warehouse lines of credit	30,057	33,018
Deferred revenue	37,080	34,080
Deferred rent, current portion	—	1,740
Lease liabilities, current portion	18,794	—
Total current liabilities	604,279	287,498
Deferred rent, net of current portion	—	19,945
Lease liabilities, net of current portion	211,593	—
Long-term debt	716,819	699,020
Deferred tax liabilities and other long-term liabilities	15,123	17,474
Total liabilities	1,547,814	1,023,937
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 58,474,815 and 58,051,448 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 141,821,374 and 139,635,370 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	4,088,470	3,939,842
Accumulated other comprehensive income (loss)	896	(905)
Accumulated deficit	(811,281)	(671,779)
Total shareholders’ equity	3,278,106	3,267,179
Total liabilities and shareholders’ equity	$4,825,920	$4,291,116
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
IMT	$323,669	$305,941	$621,941	$586,797
Homes	248,924	—	377,396	—
Mortgages	26,985	19,305	54,345	38,328
Total revenue	599,578	325,246	1,053,682	625,125
Cost of revenue (exclusive of amortization) (1):
IMT	26,059	24,290	50,310	46,884
Homes	240,732	—	363,151	86
Mortgages	4,430	1,237	9,108	2,476
Total cost of revenue	271,221	25,527	422,569	49,446
Sales and marketing	187,433	147,727	349,020	285,018
Technology and development	120,330	100,376	228,100	194,309
General and administrative	82,839	60,579	178,613	116,652
Acquisition-related costs	—	632	—	659
Integration costs	293	—	645	—
Total costs and expenses	662,116	334,841	1,178,947	646,084
Loss from operations	(62,538)	(9,595)	(125,265)	(20,959)
Other income	9,458	3,089	18,626	5,535
Interest expense	(18,897)	(7,187)	(35,363)	(14,260)
Loss before income taxes	(71,977)	(13,693)	(142,002)	(29,684)
Income tax benefit	—	10,600	2,500	8,000
Net loss	$(71,977)	$(3,093)	$(139,502)	$(21,684)
Net loss per share — basic and diluted	$(0.35)	$(0.02)	$(0.68)	$(0.11)
Weighted-average shares outstanding — basic and diluted	205,754	194,155	205,137	192,807
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$14,656	$21,020	$29,056	$43,569
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(71,977)	$(3,093)	$(139,502)	$(21,684)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	751	223	1,895	(109)
Currency translation adjustments	(52)	(44)	(94)	(66)
Total other comprehensive income (loss)	699	179	1,801	(175)
Comprehensive loss	$(71,278)	$(2,914)	$(137,701)	$(21,859)
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount
Balance at April 1, 2019	205,130,332	$21	$4,022,218	$(739,304)	$197	$3,283,132
Issuance of common and capital stock upon exercise of stock options	814,062	—	19,433	—	—	19,433
Vesting of restricted stock units	569,260	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(18)	—	(1)	—	—	(1)
Share-based compensation expense	—	—	46,820	—	—	46,820
Net loss	—	—	—	(71,977)	—	(71,977)
Other comprehensive income	—	—	—	—	699	699
Balance at June 30, 2019	206,513,636	$21	$4,088,470	$(811,281)	$896	$3,278,106

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at April 1, 2018	192,944,326	$20	$3,340,387	$(570,512)	$(1,454)	$2,768,441
Issuance of common and capital stock upon exercise of stock options	2,065,545	—	46,747	—	—	46,747
Vesting of restricted stock units	439,944	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(711)	—	(37)	—	—	(37)
Share-based compensation expense	—	—	41,444	—	—	41,444
Net loss	—	—	—	(3,093)	—	(3,093)
Other comprehensive income	—	—	—	—	179	179
Balance at June 30, 2018	195,449,104	$20	$3,428,541	$(573,605)	$(1,275)	$2,853,681

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2019	203,904,265	$21	$3,939,842	$(671,779)	$(905)	$3,267,179
Issuance of common and capital stock upon exercise of stock options	1,543,850	—	32,997	—	—	32,997
Vesting of restricted stock units	1,065,607	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(86)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	115,634	—	—	115,634
Net loss	—	—	—	(139,502)	—	(139,502)
Other comprehensive income	—	—	—	—	1,801	1,801
Balance at June 30, 2019	206,513,636	$21	$4,088,470	$(811,281)	$896	$3,278,106

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2018	190,115,148	$20	$3,254,146	$(592,243)	$(1,100)	$2,660,823
Cumulative-effect adjustment from adoption of guidance on revenue from contracts with customers	—	—	—	40,322	—	40,322
Issuance of common and capital stock upon exercise of stock options	4,479,759	—	99,653	—	—	99,653
Vesting of restricted stock units	834,788	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(1,318)	—	(65)	—	—	(65)
Share-based compensation expense	—	—	74,307	—	—	74,307
Portion of conversion recorded in additional paid-in-capital in connection with partial conversion of convertible notes maturing in 2020	20,727	—	500	—	—	500
Net loss	—	—	—	(21,684)	—	(21,684)
Other comprehensive loss	—	—	—	—	(175)	(175)
Balance at June 30, 2018	195,449,104	$20	$3,428,541	$(573,605)	$(1,275)	$2,853,681
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(139,502)	$(21,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,728	52,926
Share-based compensation expense	109,756	69,684
Amortization of right of use assets	10,572	—
Amortization of contract cost assets	17,880	18,309
Amortization of discount and issuance costs on convertible notes maturing in 2023 and 2021	17,799	9,504
Deferred income taxes	(2,500)	(8,000)
Loss on disposal of property and equipment	3,878	2,106
Bad debt expense	706	(352)
Deferred rent	—	(2,845)
Accretion of bond discount	(3,695)	(504)
Changes in operating assets and liabilities:
Accounts receivable	(16,884)	(9,335)
Mortgage loans held for sale	(3,244)	—
Inventory	(389,994)	(5,666)
Prepaid expenses and other assets	(2,015)	(14,697)
Lease liabilities	(11,946)	—
Contract cost assets	(18,332)	(21,371)
Accounts payable	1,256	1,855
Accrued expenses and other current liabilities	6,952	(5,189)
Accrued compensation and benefits	613	4,309
Deferred revenue	3,000	4,002
Other long-term liabilities	149	—
Net cash provided by (used in) operating activities	(373,823)	73,052
Investing activities
Proceeds from maturities of investments	539,312	172,573
Purchases of investments	(302,891)	(230,276)
Purchases of property and equipment	(29,672)	(31,212)
Purchases of intangible assets	(8,927)	(4,777)
Net cash provided by (used in) investing activities	197,822	(93,692)
Financing activities
Proceeds from borrowing on revolving credit facilities	293,099	—
Net repayments on warehouse lines of credit	(2,961)	—
Proceeds from exercise of stock options	32,997	99,656
Value of equity awards withheld for tax liability	3	(66)
Net cash provided by financing activities	323,138	99,590
Net increase in cash, cash equivalents and restricted cash during period	147,137	78,950
Cash, cash equivalents and restricted cash at beginning of period	663,443	352,095
Cash, cash equivalents and restricted cash at end of period	$810,580	$431,045
Supplemental disclosures of cash flow information
Cash paid for interest	$16,616	$4,733
Noncash transactions:
Capitalized share-based compensation	$5,878	$4,623
Write-off of fully depreciated property and equipment	$9,867	$13,293
Write-off of fully amortized intangible assets	$3,311	$10,797
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. houses one of the largest portfolios of real estate brands on mobile and the web. Zillow Group is committed to leveraging its proprietary data, technology and innovations to make home buying, selling, financing and renting a seamless, on-demand experience for consumers. As its flagship brand, Zillow now offers a fully integrated home shopping experience that includes access to for sale and rental listings, Zillow Offers, which provides a new, hassle-free way to buy and sell homes directly through Zillow, and Zillow Home Loans, Zillow’s affiliated lender that provides an easy way to receive mortgage pre-approvals and financing. Other consumer brands include Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Zillow Group also operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2019, our results of operations, comprehensive loss and shareholders’ equity for the three and six month periods ended June 30, 2019 and 2018, and our cash flows for the six month periods ended June 30, 2019 and 2018. The results of the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any interim period or for any other future year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations, and the recoverability of goodwill and indefinite-lived intangible assets, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance related to a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. This guidance may be applied either retrospectively or prospectively. We expect to adopt this guidance on January 1, 2020. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.
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
In June 2016, and subsequently amended in April 2019 and May 2019, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. This guidance requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument on initial recognition and at each reporting period. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We expect to adopt this guidance on January 1, 2020. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.
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

We applied the following methods and assumptions in estimating our fair value measurements:
Cash equivalents — The fair value measurement of money market funds is based on quoted market prices in active markets. The fair value measurement of commercial paper is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Short-term investments — The fair value measurement of our short-term investments is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Restricted cash — Restricted cash consists of cash received from the resale of homes through Zillow Offers which may be used to repay amounts borrowed on our revolving credit facilities (see Note 13) and amounts held in escrow related to funding home purchases in our mortgage origination business. The carrying value of restricted cash approximates fair value due to the short period of time amounts borrowed on the revolving credit facilities are outstanding.
Mortgage loans held for sale — The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics.
Interest rate lock commitments — The fair value of interest rate lock commitments (“IRLCs”) is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. We generally only issue IRLCs for products that meet specific purchaser guidelines. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close.
Forward contracts — The fair value of mandatory loan sales commitments and derivative instruments such as forward sales of mortgage-backed securities that are utilized as hedging instruments are calculated by reference to quoted prices for similar assets.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2019
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$641,436	$641,436	$—
Short-term investments:
U.S. government agency securities	446,736	—	446,736
Corporate notes and bonds	94,922	—	94,922
Commercial paper	87,062	—	87,062
Municipal securities	33,352	—	33,352
Foreign government securities	5,997	—	5,997
Certificates of deposit	1,481	—	1,481
Treasury bills	3,479	—	3,479
Mortgage origination-related:
Mortgage loans held for sale	38,653	—	38,653
IRLCs	1,186	—	1,186
Forward contracts - other current assets	32	—	32
Forward contracts - other current liabilities	(225)	—	(225)
Total	$1,354,111	$641,436	$712,675

	December 31, 2018
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$541,575	$541,575	$—
Commercial paper	3,999	—	3,999
Short-term investments:
U.S. government agency securities	646,496	—	646,496
Corporate notes and bonds	112,933	—	112,933
Commercial paper	85,506	—	85,506
Municipal securities	39,306	—	39,306
Foreign government securities	14,915	—	14,915
Certificates of deposit	4,711	—	4,711
Mortgage origination-related:
Mortgage loans held for sale	35,409	—	35,409
IRLCs	847	—	847
Forward contracts - other current liabilities	(125)	—	(125)
Total	$1,485,572	$541,575	$943,997

At June 30, 2019, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $45.7 million and $80.6 million for our IRLCs and forward contracts, respectively. At December 31, 2018, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $26.7 million and $28.8 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 13 for the carrying amount and estimated fair value of the Company’s convertible senior notes.
We did not have material Level 3 assets or liabilities as of June 30, 2019 or December 31, 2018.
Note 4. Cash and Cash Equivalents, Short-term Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$125,262	$—	$—	$125,262
Cash equivalents:
Money market funds	641,436	—	—	641,436
Short-term investments:
U.S. government agency securities	446,098	668	(30)	446,736
Corporate notes and bonds	94,739	184	(1)	94,922
Commercial paper	87,062	—	—	87,062
Municipal securities	33,253	99	—	33,352
Foreign government securities	5,996	1	—	5,997
Certificates of deposit	1,481	—	—	1,481
Treasury bills	3,475	4	—	3,479
Restricted cash	43,882	—	—	43,882
Total	$1,482,684	$956	$(31)	$1,483,609

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$105,484	$—	$—	$105,484
Cash equivalents:
Money market funds	541,575	—	—	541,575
Commercial paper	3,999	—	—	3,999
Short-term investments:
U.S. government agency securities	647,266	51	(821)	646,496
Corporate notes and bonds	113,109	1	(177)	112,933
Commercial paper	85,506	—	—	85,506
Municipal securities	39,316	23	(33)	39,306
Foreign government securities	14,929	—	(14)	14,915
Certificates of deposit	4,711	1	(1)	4,711
Restricted cash	12,385	—	—	12,385
Total	$1,568,280	$76	$(1,046)	$1,567,310

The following table presents available-for-sale investments by contractual maturity date as of June 30, 2019 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$651,437	$652,206
Due after one year through two years	20,667	20,823
Total	$672,104	$673,029

Note 5. Accounts Receivable, net
The opening balance of accounts receivable, net was $66.1 million as of January 1, 2019.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

Balance as of January 1, 2019	$4,838
Bad debt expense	706
Less: write-offs, net of recoveries and other adjustments	(735)
Balance as of June 30, 2019	$4,809

Note 6. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	June 30, 2019	December 31, 2018
Work-in-progress	$174,272	$45,943
Finished goods	378,551	116,886
Inventory	$552,823	$162,829

Note 7. Contract Cost Assets
As of June 30, 2019 and December 31, 2018, we had $46.3 million and $45.8 million, respectively, of contract cost assets. During the three and six month periods ended June 30, 2019 and 2018, we recorded no impairment losses. We recorded amortization expense related to contract cost assets of $9.2 million and $9.0 million during the three months ended June 30, 2019 and 2018, respectively, and $17.9 million and $18.3 million during the six months ended June 30, 2019 and 2018, respectively.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2019	December 31, 2018
Website development costs	$153,905	$149,891
Leasehold improvements	77,737	65,012
Office equipment, furniture and fixtures	43,484	39,510
Construction-in-progress	27,293	29,037
Computer equipment	23,024	22,477
Property and equipment	325,443	305,927
Less: accumulated amortization and depreciation	(179,511)	(170,755)
Property and equipment, net	$145,932	$135,172

We recorded depreciation expense related to property and equipment (other than website development costs) of $6.4 million and $4.9 million during the three months ended June 30, 2019 and 2018, respectively, and $12.4 million and $9.1 million during the six months ended June 30, 2019 and 2018, respectively.

We capitalized $10.3 million and $10.0 million in website development costs during the three months ended June 30, 2019 and 2018, respectively, and $20.3 million and $18.6 million during the six months ended June 30, 2019 and 2018, respectively. Amortization expense for website development costs included in technology and development expenses was $3.6 million and $8.4 million during the three months ended June 30, 2019 and 2018, respectively, and $7.0 million and $18.0 million during the six months ended June 30, 2019 and 2018, respectively.
Note 9. Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of June 30, 2019.
This investment is an equity security without a readily determinable fair value which we account for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There has been no impairment or upward or downward adjustments to our equity investment as of June 30, 2019 that would impact the carrying amount of the investment. The equity investment is classified within other assets in the condensed consolidated balance sheet.

Note 10. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2019
	Cost	Accumulated Amortization	Net
Purchased content	$43,886	$(35,555)	$8,331
Software	28,807	(16,850)	11,957
Customer relationships	103,600	(67,257)	36,343
Developed technology	109,080	(76,869)	32,211
Trade names and trademarks	4,400	(4,400)	—
Lender licenses	400	(117)	283
Intangibles-in-progress	5,699	—	5,699
Total	$295,872	$(201,048)	$94,824

	December 31, 2018
	Cost	Accumulated Amortization	Net
Purchased content	$42,110	$(30,477)	$11,633
Software	24,296	(13,925)	10,371
Customer relationships	103,900	(60,733)	43,167
Developed technology	111,980	(72,788)	39,192
Trade names and trademarks	4,900	(4,683)	217
Lender licenses	400	(17)	383
Intangibles-in-progress	2,941	—	2,941
Total	$290,527	$(182,623)	$107,904

Amortization expense recorded for intangible assets for the three months ended June 30, 2019 and 2018 was $11.0 million and $12.6 million, respectively. Amortization expense recorded for intangible assets for the six months ended June 30, 2019 and 2018 was $22.0 million and $25.6 million, respectively. These amounts are included in technology and development expenses.
We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $108.0 million as of June 30, 2019 and December 31, 2018.
Intangibles-in-progress consists of software that is capitalizable but has not been placed in service.

Note 11. Deferred Revenue
The following tables present the changes in deferred revenue for the periods presented (in thousands):

Three Months Ended June 30, 2019
Balance as of April 1, 2019	$36,105
Deferral of revenue	259,132
Less: Revenue recognized	(258,157)
Balance as of June 30, 2019	$37,080

Six Months Ended June 30, 2019
Balance as of January 1, 2019	$34,080
Deferral of revenue	501,984
Less: Revenue recognized	(498,984)
Balance as of June 30, 2019	$37,080

During the three months ended June 30, 2019 we recognized as revenue a total of $33.0 million pertaining to amounts that were recorded in deferred revenue as of April 1, 2019. During the six months ended June 30, 2019, we recognized as revenue a total of $30.9 million pertaining to amounts that were recorded in deferred revenue as of January 1, 2019.
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
Our leases have remaining lease terms ranging from less than one year to twelve years, some of which include options to extend the lease term for up to an additional ten years. For example, our largest leases, which include our corporate headquarters in Seattle, Washington and office space in New York, New York and San Francisco, California, include options to renew the existing leases for either one or two periods of five years. When determining if a renewal option is reasonably certain of being exercised at lease commencement, we consider several factors, including but not limited to, contract-based, asset-based and entity-based factors. We reassess the term of existing leases if there is a significant event or change in circumstances within our control that affects whether we are reasonably certain to exercise an option to extend a lease. Examples of such events or changes include construction of significant leasehold improvements or other modifications or customizations to the underlying asset, relevant business decisions or subleases. In most cases, we have concluded that renewal options are not reasonably certain of being exercised, therefore, such renewals are not included in the right of use asset and lease liability.
During the three months ended June 30, 2019, it became reasonably certain that in a future period we would exercise the first of two five years renewal options related to the office space lease for our corporate headquarters in Seattle, Washington, due to the construction of significant leasehold improvements. Therefore, the payments associated with the renewal are now included in the measurement of the lease liability and right of use asset.
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
The components of our operating lease expense were as follows for the periods presented (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$9,004	$15,527
Variable lease cost	4,965	9,746
Total lease cost	$13,969	$25,273

Cash paid for amounts included in the measurement of lease liabilities for the three and six month periods ended June 30, 2019 was $7.2 million and $16.3 million, respectively. Right of use assets obtained in exchange for new operating lease obligations for the three and six month periods ended June 30, 2019 were $113.7 million. The weighted average remaining term for our leases as of June 30, 2019 was 9 years. The weighted average discount rate for our leases as of June 30, 2019 was 6.5%.
Maturities of our operating lease liabilities by fiscal year were as follows as of June 30, 2019 (in thousands):

Remainder of 2019	$15,106
2020	37,558
2021	41,089
2022	37,173
2023	34,990
All future years	164,992
Total lease payments	330,908
Less: Imputed interest	(100,521)
Present value of lease liabilities	$230,387

Operating lease expense for the three and six month periods ended June 30, 2018, was $5.6 million and $11.4 million, respectively. The following table presents our future minimum payments for all operating leases as of December 31, 2018, including future minimum payments for operating leases that had not yet commenced as of December 31, 2018 totaling $112.9 million (in thousands):

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

Note 13. Debt
Revolving Credit Facilities
To provide capital for Zillow Offers, we utilize revolving credit facilities that are classified as current liabilities in our condensed consolidated balance sheets. The following table summarizes our revolving credit facilities as of the periods presented (in thousands, except interest rates):

Effective Date	Maximum Borrowing Capacity	Outstanding Borrowings at June 30, 2019	Outstanding Borrowings at December 31, 2018	Weighted Average Interest Rate
July 31, 2018	$500,000	$265,097	$116,700	5.97%
January 31, 2019	500,000	144,702	—	5.95%
Total	$1,000,000	$409,799	$116,700

On January 31, 2019, certain wholly owned subsidiaries of Zillow Group entered into a revolving credit agreement with Citibank, N.A., as the directing lender, and certain other parties thereto. The credit agreement provides for a maximum borrowing capacity of $500.0 million (the “Maximum Amount”) with a current borrowing capacity of $145.0 million as of June 30, 2019, which amount may be increased up to the Maximum Amount subject to the satisfaction of certain conditions, through a non-recourse credit facility secured by a pledge of the equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. The credit agreement has an initial term of two years and may be extended for up to two additional periods of six months each, subject to agreement by the directing lender. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the January 31, 2019 revolving credit facility. Each special purpose entity is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such entity are available to satisfy the debts and other obligations of any affiliate or other entity.
The July 31, 2018 revolving credit facility has an initial term of one year and automatically renews on a monthly basis as of July 31, 2019 for up to 24 additional months, subject to agreement by the directing lender. The revolving credit facility has a current borrowing capacity of $275.1 million as of June 30, 2019. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the July 31, 2018 revolving credit facility. Each special purpose entity is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such entity are available to satisfy the debts and other obligations of any affiliate or other entity.
The stated interest rate on our revolving credit facilities is one-month LIBOR plus an applicable margin as defined in the respective credit agreements. Our revolving credit facilities include customary representations and warranties, covenants (including financial covenants applicable to Zillow Group) and provisions regarding events of default. As of June 30, 2019, Zillow Group was in compliance with all financial covenants and no event of default had occurred. In certain circumstances Zillow Group may be obligated to fund some or all of the payment obligations under the credit agreement. Further, borrowings against any eligible property are due upon its sale or at maturity of the applicable facility, or if the property’s ownership period exceeds the agreed aging criteria. Each of the credit facilities permits only a portion of the financed properties to be owned longer than 180 days, and no financed properties may be owned for longer than one year. Any financed property excluded by such aging criteria will drop out of the borrowing base, and the applicable borrower will be required to repay any resulting overadvance. Our revolving credit facilities also require that we establish, maintain and in certain circumstances fund, certain specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance, tax reserves, renovation cost reserves and special reserves. Amounts funded to these reserve accounts and the collection accounts have been classified within our consolidated balance sheets as restricted cash.
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
Warehouse Lines of Credit
To provide capital for Zillow Home Loans, we utilize warehouse lines of credit that are classified as current liabilities in our condensed consolidated balance sheets. The following table summarizes our warehouse lines of credit as of the periods presented (in thousands, except interest rates):

Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at June 30, 2019	Outstanding Borrowings at December 31, 2018	Weighted Average Interest Rate
July 15, 2019	$50,000	$15,722	$14,125	4.95%
June 27, 2020	50,000	14,335	18,892	4.95%
Total	$100,000	$30,057	$33,017

On June 28, 2019, Zillow Home Loans amended and restated its warehouse line of credit previously maturing on June 29, 2019. The amended and restated credit agreement extends the term of the original agreement for one year, through June 27, 2020, and continues to provide for a maximum borrowing capacity of $50.0 million with availability under the warehouse line of credit limited depending on the types of loans originated.
Borrowings on the warehouse lines of credit bear interest at the one-month LIBOR plus an applicable margin, as defined in the credit agreements governing the warehouse lines of credit. The warehouse lines of credit include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2019, Zillow Group was in compliance with all financial covenants and no event of default had occurred.

Convertible Senior Notes
The following table summarizes our outstanding convertible senior notes as of the periods presented (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Fair Value at June 30, 2019	Fair Value at December 31, 2018	Stated Interest Rate	Effective Interest Rate
July 1, 2023	$373,750	$370,095	$321,855	1.50%	6.99%
December 1, 2021	460,000	521,318	446,200	2.00%	7.44%
December 15, 2020	9,637	16,842	16,744	2.75%	N/A
Total	$843,387	$908,255	$784,799

The convertible notes are senior unsecured obligations and are classified as long-term debt in our condensed consolidated balance sheets. Interest on the convertible notes is paid semi-annually. As of June 30, 2019 and December 31, 2018, respectively, the total unamortized debt discount and debt issuance costs for our outstanding senior convertible notes were $126.6 million and $144.4 million. The convertible senior notes maturing in 2023 and 2021 are not redeemable or convertible as of June 30, 2019. The convertible senior notes maturing in 2020 are convertible, at the option of the holder, and redeemable, at our option, as of June 30, 2019.
For additional details related to our convertible senior notes, see Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Note 14. Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of June 30, 2019 and December 31, 2018, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,081.7 million as of December 31, 2018, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million (tax effected) as of December 31, 2018.
Note 15. Share-Based Awards
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2019:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	27,310,110	$34.04	6.23	$97,941
Granted	6,721,428	40.05
Exercised	(1,543,850)	21.37
Forfeited or cancelled	(1,419,750)	41.10
Outstanding at June 30, 2019	31,067,938	35.65	6.62	367,905
Vested and exercisable at June 30, 2019	17,363,786	31.63	4.87	266,575

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	45%	43%	45%-47%	43%-45%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.00%	2.70%	2.00%-2.53%	2.52%-2.70%
Weighted-average expected life	5.00 years	4.50 years	4.75-5.25 years	4.50-5.00 years
Weighted-average fair value of options granted	$16.96	$23.30	$16.79	$21.07

As of June 30, 2019, there was a total of $210.7 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2019	5,266,324	$42.19
Granted	3,638,550	39.32
Vested	(1,065,607)	39.46
Forfeited or cancelled	(601,829)	41.23
Unvested outstanding at June 30, 2019	7,237,438	41.23

As of June 30, 2019, there was a total of $277.0 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$936	$1,256	$1,816	$2,211
Sales and marketing	6,801	6,340	12,451	11,502
Technology and development	18,399	14,347	33,908	25,889
General and administrative	17,496	17,000	61,581	30,082
Total	$43,632	$38,943	$109,756	$69,684

On February 21, 2019, Zillow Group announced the appointment of Richard N. Barton as Zillow Group’s Chief Executive Officer, effective February 21, 2019. Mr. Barton succeeds Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010 and who remains a member of Zillow Group’s board of directors. In connection with Mr. Rascoff’s resignation as Chief Executive Officer, Zillow Group entered into an Executive Departure Agreement and Release (the “Agreement”) with Mr. Rascoff. Pursuant to the Agreement, Mr. Rascoff remained a full-time employee of Zillow Group until March 22, 2019 (the “Departure Date”) in order to provide transition services until such date. Pursuant to the Agreement, Mr. Rascoff received, among other things, accelerated vesting of outstanding stock options held by Mr. Rascoff as of the Departure Date by an additional eighteen months from the Departure Date. Options not vested as of the Departure Date, taking into account the foregoing vesting acceleration, were terminated. Each of Mr. Rascoff’s vested stock options outstanding as of the Departure Date will remain exercisable until, except for any later date contemplated by the following proviso, the earlier of (x) the third anniversary of the Departure Date and (y) the latest day upon which the option would have expired by its original terms under any circumstances (the “Option Expiration Outside Date”); provided, however, that the options will remain exercisable for so long as Mr. Rascoff serves on Zillow Group’s board of directors (but not later than any applicable Option Expiration Outside Date), and if Mr. Rascoff ceases to serve on Zillow Group’s board of directors on or after the third anniversary of the Departure Date, each option will remain exercisable until the earlier of (i) ninety days from the final date of Mr. Rascoff’s service on Zillow Group’s board of directors and (ii) the applicable Option Expiration Outside Date. The change in the exercise period of the options as well as the vesting acceleration pursuant to the Agreement have been accounted for as equity modifications, and we recorded $26.4 million of share-based compensation expense associated with the modifications in the six months ended June 30, 2019. We measured the modification charge by calculating the incremental fair value of the modified award compared to the fair value of the original award immediately prior to the modification. The value of the modified awards as of the modification date was estimated using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 46%-47%, a risk-free interest rate of 2.47%-2.49% and a weighted-average expected life of 3.84-5.25 years.
Note 16. Net Loss Per Share
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average Class A common stock and Class C capital stock option awards outstanding	19,502	27,428	19,656	24,393
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	7,230	5,246	6,548	4,799
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	411	402	411	402
Class C capital stock issuable related to conversion spread on the convertible notes maturing in 2021	—	997	—	997
Total Class A common stock and Class C capital stock equivalents	27,143	34,073	26,615	30,591

Note 17. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2019 and 2030. For additional information regarding our lease agreements, see Note 12.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. As of June 30, 2019, the value of homes under contract that have not closed was $266.2 million.
Letters of Credit
As of June 30, 2019, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $9.7 million and $8.9 million, respectively, as of June 30, 2019 and December 31, 2018.

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
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On March 15, 2019, after the Company had filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court, the Ninth Circuit Court of Appeals issued an opinion that, among other things, (i) affirmed the district court’s grant of summary judgment in favor of Zillow on direct infringement of images on Zillow’s listing site, (ii) affirmed the district court’s grant in favor of Zillow of judgment notwithstanding the verdict on certain images that were displayed on the Zillow Digs site, (iii) remanded consideration of the issue whether VHT’s images on the Zillow Digs site were part of a compilation or individual photos, and (iv) vacated the jury’s finding of willful infringement. On June 13, 2019, VHT filed a petition for writ of certiorari with the United States Supreme Court seeking review of certain rulings by the Ninth Circuit Court of Appeals. We have recorded an estimated liability for immaterial amounts related to this matter as of June 30, 2019 and December 31, 2018. We do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and the plaintiffs were given 45 days file a second consolidated amended complaint and attempt to cure the defects in their consolidated amended complaint. In November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We have not recorded an accrual related to this lawsuit as of June 30, 2019 and December 31, 2018, as we do not believe a loss is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County,

against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, to which the defendants have 45 days to respond. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We have not recorded an accrual related to these lawsuits as of June 30, 2019 and December 31, 2018, as we do not believe a loss is probable.
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
Note 18. Related Party Transactions
On April 3, 2019, we entered into a Charter Service Agreement with Executive Jet Management, Inc. for the occasional use by us of an aircraft owned by an entity that is owned by Mr. Lloyd Frink, our Executive Chairman and President, for business travel. We recognized approximately $0.2 million in expenses pursuant to the Charter Service Agreement for the three and six month periods ended June 30, 2019.
Note 19. Self-Insurance
We are self-insured for medical benefits and dental benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which provides protection when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $500,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured claims is included within accrued compensation and benefits in our condensed consolidated balance sheets and was $3.6 million and $3.9 million, respectively, as of June 30, 2019 and December 31, 2018.
Note 20. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $5.2 million and $4.0 million, respectively, for the three months ended June 30, 2019 and 2018, and $10.1 million and $7.8 million, respectively, for the six months ended June 30, 2019 and 2018.
Note 21. Segment Information and Revenue
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
The IMT segment includes the financial results for the Premier Agent, Rentals and new construction marketplaces, dotloop, and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly. The Mortgages segment includes financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and the sale of mortgages on the secondary market, as well as Mortech mortgage software solutions.
Revenue and costs are directly attributed to our segments when possible. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit the other segments. These costs primarily include headcount-related expenses, general and administrative expenses including executive, finance, accounting, legal, human resources, recruiting, and facilities costs, product development and data acquisition costs and marketing and advertising costs. These costs are allocated to each segment based on the estimated benefit each segment receives from such expenditures.
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of loss before income taxes by segment. This information is included in the following tables for the periods presented (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	IMT	Homes	Mortgages	IMT	Homes	Mortgages
Revenue:
Premier Agent	$231,961	$—	$—	$230,885	$—	$—
Rentals	42,670	—	—	33,288	—	—
Other	49,038	—	—	41,768	—	—
Homes	—	248,924	—	—	—	—
Mortgages	—	—	26,985	—	—	19,305
Total revenue	323,669	248,924	26,985	305,941	—	19,305
Costs and expenses:
Cost of revenue	26,059	240,732	4,430	24,290	—	1,237
Sales and marketing	135,440	37,409	14,584	137,972	2,095	7,660
Technology and development	94,261	18,198	7,871	91,131	3,790	5,455
General and administrative	54,671	17,808	10,360	52,438	4,176	3,965
Acquisition-related costs	—	—	—	—	—	632
Integration costs	—	—	293	—	—	—
Total costs and expenses	310,431	314,147	37,538	305,831	10,061	18,949
Income (loss) from operations	13,238	(65,223)	(10,553)	110	(10,061)	356
Segment other income	—	—	402	—	—	—
Segment interest expense	—	(5,899)	(287)	—	—	—
Income (loss) before income taxes (1)	$13,238	$(71,122)	$(10,438)	$110	$(10,061)	$356

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	IMT	Homes	Mortgages	IMT	Homes	Mortgages
Revenue:
Premier Agent	$449,696	$—	$—	$444,617	$—	$—
Rentals	80,508	—	—	62,351	—	—
Other	91,737	—	—	79,829	—	—
Homes	—	377,396	—	—	—	—
Mortgages	—	—	54,345	—	—	38,328
Total revenue	621,941	377,396	54,345	586,797	—	38,328
Costs and expenses:
Cost of revenue	50,310	363,151	9,108	46,884	86	2,476
Sales and marketing	262,094	58,271	28,655	266,719	2,385	15,914
Technology and development	182,230	30,479	15,391	177,048	6,026	11,235
General and administrative	125,521	32,165	20,927	102,625	5,954	8,073
Acquisition-related costs	—	—	—	27	—	632
Integration costs	—	—	645	—	—	—
Total costs and expenses	620,155	484,066	74,726	593,303	14,451	38,330
Income (loss) from operations	1,786	(106,670)	(20,381)	(6,506)	(14,451)	(2)
Segment other income	—	—	715	—	—	—
Segment interest expense	—	(9,657)	(388)	—	—	—
Income (loss) before income taxes (1)	$1,786	$(116,327)	$(20,054)	$(6,506)	$(14,451)	$(2)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segment loss before income taxes	$(68,322)	$(9,595)	$(134,595)	$(20,959)
Corporate interest expense	(12,711)	(7,187)	(25,318)	(14,260)
Corporate other income	9,056	3,089	17,911	5,535
Consolidated loss before income taxes	$(71,977)	$(13,693)	$(142,002)	$(29,684)

Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.

Note 22. Subsequent Events
On July 11, 2019, Zillow Home Loans extended the term of its $50.0 million warehouse line of credit previously maturing on July 15, 2019 such that it now matures on October 15, 2019.

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
Overview of our Business
Zillow Group, Inc. houses one of the largest portfolios of real estate brands on mobile and the web. Zillow Group is committed to leveraging its proprietary data, technology and innovations to make home buying, selling, financing and renting a seamless, on-demand experience for consumers. As its flagship brand, Zillow now offers a fully integrated home shopping experience that includes access to for sale and rental listings, Zillow Offers, which provides a new, hassle-free way to buy and sell homes directly through Zillow, and Zillow Home Loans, Zillow’s affiliated lender that provides an easy way to receive mortgage pre-approvals and financing. Other consumer brands include Trulia, StreetEasy, HotPads, Naked Apartments, RealEstate.com and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Zillow Group also operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.
Reportable Segments and Revenue Overview
As of January 1, 2019, Zillow Group has three reportable segments: the Internet, Media & Technology (“IMT”) segment, the Homes segment and the Mortgages segment. The IMT segment includes the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service. The Mortgages segment includes the financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and our Mortech mortgage software solutions.
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses. We offer these products and services through our Premier Agent and Premier Broker programs. Premier Agent and Premier Broker advertising products, which include the delivery of impressions and validated consumer connections, or leads, are sold on a share of voice basis. Impressions and leads are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. Impressions are delivered when an advertisement of a Premier Agent or Premier Broker appears on pages viewed by users of our mobile applications and websites and connections are delivered when consumer contact information is provided to Premier Agents and Premier Brokers. Connections and impressions are each provided as part of our advertising services for Premier Agent and Premier Brokers; we do not charge a separate fee for these consumer leads.
Rentals revenue primarily includes advertising sold to property managers, landlords and other rental professionals on a cost per lead, cost per click, cost per lease or cost per listing basis. Rentals revenue also includes revenue generated through our rental applications product, whereby potential renters can submit applications to multiple properties over a 30-day period for a flat service fee.
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
In our Mortgages segment, we generate revenue from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead or subscription basis, including our Connect and Custom Quote services, through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.
During the three months ended June 30, 2019, we generated total revenue of $599.6 million, as compared to $325.2 million in the three months ended June 30, 2018, an increase of 84%. This increase was primarily the result of the addition of $248.9 million in Homes revenue, a $9.4 million, or 28% increase in Rentals revenue, a $7.7 million, or 40% increase in Mortgages revenue, and a $7.3 million, or 17% increase in Other revenue. There were approximately 194.3 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2019, representing year-over-year growth of 4%. Visits increased 14% to 2,181.4 million for the three months ended June 30, 2019 from 1,920.6 million for the three months ended June 30, 2018.
As of June 30, 2019, we had 4,880 full-time employees compared to 4,336 full-time employees as of December 31, 2018.
Key Metrics
Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our consumer users - home buyers and sellers, renters, and individuals with or looking for a mortgage. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, Premier Agent revenue and display revenue depend on advertisements being served to users of our mobile applications and websites, and our Homes segment revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group.
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

	Three Months Ended June 30,		2018 to 2019 % Change
	2019	2018
	(in millions)
Average Monthly Unique Users	194.3	186.1	4%
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to be transaction-ready real estate market participants and therefore more sought-after by our real estate advertisers or more likely to participate in our Zillow Offers program or use Zillow Homes Loans.
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

	Three Months Ended June 30,		2018 to 2019 % Change
	2019	2018
	(in millions)
Visits	2,181.4	1,920.6	14%
Basis of Presentation
Revenue
We recognize revenue when (or as) we satisfy our performance obligations by transferring control of promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
In our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to residential real estate businesses and professionals. These professionals include real estate, rental and new construction professionals and brand advertisers. Our three primary revenue categories within our IMT segment are Premier Agent, Rentals and Other.
In our Homes segment, we generate revenue from the resale of homes on the open market through our Zillow Offers program.
In our Mortgages segment, we generate revenue from the sale of advertising services to mortgage lenders and other mortgage professionals, mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans, as well as Mortech mortgage software solutions.
Premier Agent Revenue. Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals, while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application or website that provides individualized program performance analytics, our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms and our account management tools. The marketing and business technology products and services promised to Premier Agents and Premier Brokers are delivered over time, as the customer simultaneously receives and consumes the benefit of the performance obligations.
Premier Agent and Premier Broker advertising products, which include the delivery of impressions and validated consumer connections, or leads, are offered on a share of voice basis. Payment is received prior to the delivery of impressions and connections. Impressions are delivered when an advertisement appears on pages viewed by users of our mobile applications and websites and connections are delivered when consumer contact information is provided to Premier Agents and Premier Brokers. We determine the number of impressions and connections to deliver to Premier Agents and Premier Brokers in each zip code using a market-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions and connections in the zip code during the month. This results in the delivery of impressions and connections over time in proportion to each Premier Agent’s and Premier Broker’s share of voice. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly prepaid spend in that zip code as a percentage of the total monthly prepaid spend of all Premier Agents and Premier Brokers in that zip code, and includes both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of consumer connections a Premier Agent or Premier Broker receives. The number of impressions and connections delivered for a given spend level is dynamic - as demand for advertising in a zip code increases or decreases, the number of impressions and connections delivered to a Premier Agent or Premier Broker in that zip code decreases or increases accordingly.
We recognize revenue related to the Premier Agent and Premier Broker products and services based on the monthly prepaid spend recognized on a straight-line basis during the monthly billing period over which the products and services are provided. This methodology best depicts how we satisfy our performance obligations to customers, as we continuously transfer control of the performance obligations to the customer over time. We have not allocated the transaction price to each individual performance obligation within our Premier Agent and Premier Broker arrangements, as the amounts recognized would be the same irrespective of any allocation.
In October 2018, we began testing a new pricing model, Flex, for Premier Agent and Premier Broker advertising services in limited markets. With the Flex model, Premier Agents and Premier Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of the leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions and the value of those transactions. As our experience with this pricing model is limited, we fully constrain the estimated variable consideration. When a real estate transaction is closed with a Flex lead and payment is made, the uncertainty is resolved, and revenue is recognized in the period for the satisfied performance obligations. We will continuously reevaluate this determination and will begin estimating variable consideration and recording revenue as performance obligations are transferred when we have concluded we are able to make a reliable estimate.
Rentals Revenue. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants. Rentals revenue primarily includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, cost per click, cost per lease or cost per listing basis. We recognize revenue as leads or clicks are provided to rental professionals, or as listings from rental professionals are published on our mobile applications and websites, which is the amount for which we have the right to invoice. The number of leases generated through our rentals marketplace during the period is accounted for as variable consideration, and we estimate these amounts based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
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
Other Revenue. Other revenue primarily includes revenue generated by new construction and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis, and revenue is recognized on a straight-line basis during the contractual period over which the communities are advertised on our mobile applications and websites. New construction revenue also includes revenue generated on a cost per impression basis whereby revenue is recognized on a straight-line basis during the contractual period over which the advertising impressions are delivered. Consideration for new construction products is billed in arrears. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.
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
Mortgages Revenue. Mortgages revenue primarily includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect services, and on a subscription basis, including a portion of our Connect service. Zillow Group operates Custom Quote and Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect and Custom Quote cost per lead marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our Connect subscription mortgage marketing product, participating qualified mortgage professionals generally prepay a monthly subscription fee, which they then allocate to desired geographic counties. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender.

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
Beginning in the fourth quarter of 2018, mortgages revenue also includes revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender. We elect the fair value option for our mortgage loans held for sale, which are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are closed. Net origination costs and fees associated with mortgage loans are recognized as incurred at the time of origination. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers in the secondary mortgage market within a short period of time after origination.
Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are provided.
Costs and Expenses
Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with the operation of our data center and mobile applications and websites. For our IMT and Mortgages segment, cost of revenue also includes credit card fees and ad serving costs paid to third parties. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire, make certain repairs and updates to, and sell each home, including associated overhead costs, as well as inventory valuation adjustments. For our Mortgages segment, our cost of revenue consists of lead acquisition costs and direct costs to originate loans, including underwriting and processing costs.
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, marketing and public relations employees and depreciation expense. For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs, including utilities, taxes and maintenance. For our Mortgages segment, sales and marketing expenses also include headcount expenses for loan officers and specialists supporting Zillow Home Loans.
Technology and Development. Technology and development expenses consist of headcount expenses, including salaries, benefits, bonuses and share-based compensation expense for individuals engaged in the design, development and testing of our mobile applications and websites and the tools and applications that support our products. Technology and development expenses also include equipment and maintenance costs. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, and amortization of intangible assets recorded in connection with acquisitions, including developed technology and customer relationships, amongst others. Technology and development expenses also include depreciation expense.
General and Administrative. General and administrative expenses consist of headcount expenses, including salaries, benefits, bonuses and share-based compensation expense for executive, finance, accounting, legal, human resources, recruiting, corporate information technology costs and other administrative support. General and administrative expenses also include legal settlement costs and estimated legal liabilities, legal, accounting and other third-party professional service fees, rent expense, depreciation expense and bad debt expense.
Acquisition-related Costs. Acquisition-related costs consist of investment banking, legal, accounting, tax and regulatory filing fees associated with effecting acquisitions.

Integration Costs. Integration costs consist of expenses incurred to incorporate operations, systems, technology and rights and responsibilities of acquired companies, during both pre-closing and post-closing periods, into Zillow Group’s business. For the three and six month periods ended June 30, 2019, integration costs primarily include consulting-related expenses incurred in connection with the integration of Zillow Home Loans.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments. For our Mortgages segment, other income includes interest income earned on mortgage loans held for sale.
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
For our Mortgages segment, interest expense includes interest on the warehouse lines of credit acquired as part of the acquisition of Zillow Home Loans. Each warehouse line of credit provides for a current and maximum borrowing capacity of $50.0 million, or $100.0 million in total. Borrowings on the warehouse lines of credit bear interest at the one-month LIBOR rate plus an applicable margin, as defined in the credit agreements governing the warehouse lines of credit.
Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of June 30, 2019 and December 31, 2018, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,081.7 million as of December 31, 2018, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million (tax effected) as of December 31, 2018.

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
The following tables present our results of operations for the periods indicated and as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data, unaudited)
Statements of Operations Data:
Revenue:
IMT	$323,669	$305,941	$621,941	$586,797
Homes	248,924	—	377,396	—
Mortgages	26,985	19,305	54,345	38,328
Total revenue	599,578	325,246	1,053,682	625,125
Cost of revenue (exclusive of amortization) (1)(2):
IMT	26,059	24,290	50,310	46,884
Homes	240,732	—	363,151	86
Mortgages	4,430	1,237	9,108	2,476
Total cost of revenue	271,221	25,527	422,569	49,446
Sales and marketing (1)	187,433	147,727	349,020	285,018
Technology and development (1)	120,330	100,376	228,100	194,309
General and administrative (1)	82,839	60,579	178,613	116,652
Acquisition-related costs	—	632	—	659
Integration costs	293	—	645	—
Total costs and expenses	662,116	334,841	1,178,947	646,084
Loss from operations	(62,538)	(9,595)	(125,265)	(20,959)
Other income	9,458	3,089	18,626	5,535
Interest expense	(18,897)	(7,187)	(35,363)	(14,260)
Loss before income taxes	(71,977)	(13,693)	(142,002)	(29,684)
Income tax benefit	—	10,600	2,500	8,000
Net loss	$(71,977)	$(3,093)	$(139,502)	$(21,684)
Net loss per share — basic and diluted	$(0.35)	$(0.02)	$(0.68)	$(0.11)
Weighted-average shares outstanding — basic and diluted	205,754	194,155	205,137	192,807
Other Financial Data:
Adjusted EBITDA (3)	$2,297	$56,000	$26,219	$102,310

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, unaudited)
(1) Includes share-based compensation as follows:
Cost of revenue	$936	$1,256	$1,816	$2,211
Sales and marketing	6,801	6,340	12,451	11,502
Technology and development	18,399	14,347	33,908	25,889
General and administrative	17,496	17,000	61,581	30,082
Total	$43,632	$38,943	$109,756	$69,684
(2) Amortization of website development costs and intangible assets included in technology and development	$14,656	$21,020	$29,056	$43,569
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Percentage of Revenue:
Revenue:
IMT	54%	94%	59%	94%
Homes	42	0	36	0
Mortgages	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue (exclusive of amortization):
IMT	4	8	5	8
Homes	40	0	34	—
Mortgages	1	—	1	—
Total cost of revenue	45	8	40	8
Sales and marketing	31	45	33	46
Technology and development	20	31	22	31
General and administrative	14	19	17	19
Acquisition-related costs	0	—	0	—
Integration costs	—	0	—	0
Total costs and expenses	110	103	112	103
Loss from operations	(10)	(3)	(12)	(3)
Other income	2	1	2	1
Interest expense	(3)	(2)	(3)	(2)
Loss before income taxes	(12)	(4)	(13)	(5)
Income tax benefit	0	3	—	1
Net loss	(12)%	(1)%	(13)%	(3)%
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, unaudited)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(71,977)	$(3,093)	$(139,502)	$(21,684)
Other income	(9,458)	(3,089)	(18,626)	(5,535)
Depreciation and amortization expense	21,203	26,020	41,728	52,926
Share-based compensation expense	43,632	38,943	109,756	69,684
Acquisition-related costs	—	632	—	659
Interest expense	18,897	7,187	35,363	14,260
Income tax benefit	—	(10,600)	(2,500)	(8,000)
Adjusted EBITDA	$2,297	$56,000	$26,219	$102,310

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Three Months Ended June 30,		2018 to 2019 % Change
	2019	2018
Percentage of Revenue:
IMT Revenue:
Premier Agent	$231,961	$230,885	—%
Rentals	42,670	33,288	28%
Other	49,038	41,768	17%
Total IMT revenue	323,669	305,941	6%
Homes	248,924	—	N/A
Mortgages	26,985	19,305	40%
Total revenue	$599,578	$325,246	84%
The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented (unaudited):

	Three Months Ended June 30,
	2019	2018
Percentage of Total Revenue:
IMT Revenue:
Premier Agent	39%	71%
Rentals	7	10
Other	8	13
Total IMT revenue	54	94
Homes	42	0
Mortgages	5	6
Total revenue	100%	100%
Total revenue increased by $274.3 million, or 84%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in total revenue was primarily attributable to our Zillow Offers business, which began selling homes in July of 2018. Homes revenue was $248.9 million for the three months ended June 30, 2019. There were approximately 194.3 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2019 compared to 186.1 million average monthly unique users for the three months ended June 30, 2018, representing year-over-year growth of 4%. Visits increased 14% to 2,181.4 million for the three months ended June 30, 2019 from 1,920.6 million for the three months ended June 30, 2018. The increases in unique users and visits increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.

IMT Segment
Premier Agent Revenue. Premier Agent revenue grew to $232.0 million for the three months ended June 30, 2019 from $230.9 million for the three months ended June 30, 2018, an increase of $1.1 million. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 14% to 2,181.4 million for the three months ended June 30, 2019 from 1,920.6 million for the three months ended June 30, 2018. The increase in visits increased the number of impressions and leads we could monetize in our Premier Agent marketplace. Year-over-year Premier Agent revenue growth slowed, which we believe was due to changes made to our Premier Agent and Premier Broker advertising programs in 2018 to improve lead quality and consumer connections. We believe these changes contributed to an increase in advertiser churn, or exit from our advertising platform. Advertiser churn has normalized throughout the first half of 2019.
Premier Agent revenue per visit decreased by 12% to $0.106 for the three months ended June 30, 2019 from $0.120 for the three months ended June 30, 2018. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe the decrease in Premier Agent revenue per visit was primarily a result of changes we made to our Premier Agent and Premier Broker programs in 2018. For example, in April 2018, we began testing a new method of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers. A validated consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites; applying the new model, these validated consumer leads are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. This transition to the new lead validation and distribution process resulted in a decrease in the total number of leads received by some advertisers and increased advertiser churn in the third and fourth quarters of 2018 as current and prospective Premier Agents and Premier Brokers evaluated the value of these higher-quality leads and market-based pricing continued to take effect. We believe we made appropriate adjustments to the Premier Agent and Premier Broker programs to help address this advertiser churn, by, for example, decreasing the number of screening questions posed to consumers during the consumer lead validation process, in an effort to return to prior lead volumes, and setting price caps on the cost per impression and cost per lead paid by Premier Agents and Premier Brokers to help stabilize auction-based pricing dynamics in certain markets, as advertiser churn has normalized throughout the first half of 2019.
In the second quarter of 2019, Premier Agent revenue also included an immaterial amount of revenue generated from our initial testing of a new pricing model for Premier Agent and Premier Broker advertisers, Flex, in limited markets. With the Flex model, Premier Agents and Premiers Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of the leads. We expect to continue testing this pricing model in additional regions and may implement it more broadly in the future.
Rentals Revenue. Rentals revenue was $42.7 million for the three months ended June 30, 2019 compared to $33.3 million for the three months ended June 30, 2018, an increase of $9.4 million, or 28%. The increase in Rentals revenue was primarily attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 6% to 40,336 average monthly rental listings for the three months ended June 30, 2019 from 38,141 average monthly rental listings for the three months ended June 30, 2018. Average monthly rental listings include the average monthly monetized, deduplicated rental listings for the period, which are displayed across all of our mobile applications and websites. An increase in rental listings on our mobile applications and websites increases the likelihood that a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, lease or listing that we monetize. The quarterly revenue per average monthly rental listing increased 21% to approximately $1,058 for the three months ended June 30, 2019 from approximately $873 for the three months ended June 30, 2018. We calculate quarterly revenue per average monthly rental listing by dividing total Rentals revenue for the period by the average monthly deduplicated rental listings for the period and then dividing by the number of quarters in the period. The increase in quarterly revenue per average monthly rental listing is primarily due to an increase in the adoption of our rental applications product. The increase in Rentals revenue was also driven in part by the 14% increase in visits to 2,181.4 million for the three months ended June 30, 2019, which increases the likelihood a consumer will contact a rental professional and, in turn, increases the likelihood of a lead, click, lease or listing that we monetize.

Other Revenue. Other revenue was $49.0 million for the three months ended June 30, 2019 compared to $41.8 million for the three months ended June 30, 2018, an increase of $7.3 million, or 17%. The increase in Other revenue was primarily a result of a 32% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to higher spend in our cost per impression product and increases in adoption by and advertising sales to new home builders through our new construction platform.
Homes Segment
Homes revenue was $248.9 million for the three months ended June 30, 2019 due to the sale of 786 homes at an average selling price of $316.7 thousand per home. For the three months ended March 31, 2019, Homes revenue was $128.5 million as a result of the sale of 414 homes. The increase in Homes revenue as compared with the prior quarterly period was primarily a result of an increase in the number of homes sold in the period as consumer adoption of Zillow Offers increases in geographic areas in which it is currently operating, and as Zillow Offers expands into new geographic markets. We did not record any revenue within the Homes Segment for the second quarter of 2018. As of June 30, 2019, Zillow Offers was operating in 11 metropolitan areas.
Mortgages Segment
Mortgages revenue was $27.0 million for the three months ended June 30, 2019 compared to $19.3 million for the three months ended June 30, 2018, an increase of $7.7 million, or 40%. The increase in mortgages revenue was primarily a result of the addition of revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender, which we acquired in the fourth quarter of 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Six Months Ended June 30,		2018 to 2019 % Change
	2019	2018
Percentage of Revenue:
IMT Revenue:
Premier Agent	$449,696	$444,617	1%
Rentals	80,508	62,351	29%
Other	91,737	79,829	15%
Total IMT revenue	621,941	586,797	6%
Homes	377,396	—	N/A
Mortgages	54,345	38,328	42%
Total revenue	$1,053,682	$625,125	69%
The following table presents Zillow Group’s revenue categories as percentages of total revenue for the periods presented (unaudited):

	Six Months Ended June 30,
	2019	2018
Percentage of Total Revenue:
IMT Revenue:
Premier Agent	43%	71%
Rentals	8	10
Other	9	13
Total IMT revenue	59	94
Homes	36	0
Mortgages	5	6
Total revenue	100%	100%
Total revenue increased by $428.6 million, or 69%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in total revenue was primarily attributable to our Zillow Offers business, which began selling homes in July of 2018. Homes revenue was $377.4 million for the six months ended June 30, 2019. There were approximately 194.3 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2019 compared to 186.1 million average monthly unique users for the three months ended June 30, 2018, representing year-over-year growth of 4%. The increase in unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
IMT Segment
Premier Agent Revenue. Premier Agent revenue grew to $449.7 million for the six months ended June 30, 2019 from $444.6 million for the six months ended June 30, 2018, an increase of $5.1 million, or 1%. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 14% to 4,201.2 million for the six months ended June 30, 2019 from 3,685.4 million for the six months ended June 30, 2018. The increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Year-over-year Premier Agent revenue growth slowed, which we believe was due to changes made to our Premier Agent and Premier Broker advertising programs in 2018 to improve lead quality and consumer connections, which led to an increase in advertiser churn, or exit from our advertising platform. Advertiser churn has normalized throughout the first half of 2019.
In the first half of 2019, Premier Agent revenue also included an immaterial amount of revenue generated from our initial testing of a new pricing model for Premier Agent and Premier Broker advertisers, Flex, in limited markets.
Rentals Revenue. Rentals revenue was $80.5 million for the six months ended June 30, 2019 compared to $62.4 million for the six months ended June 30, 2018, an increase of $18.2 million, or 29%. The increase in Rentals revenue was primarily attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 8% to 39,732 average monthly rental listings for the six months ended June 30, 2019 from 36,706 average monthly rental listings for the six months ended June 30, 2018. The quarterly revenue per average monthly rental listing increased 19% to approximately $1,013 for the six months ended June 30, 2019 from approximately $849 for the six months ended June 30, 2018. The increase in quarterly revenue per average monthly rental listing is primarily due to an increase in the adoption of our rental applications product. The increase in Rentals revenue was also driven in part by the 14% increase in visits to 4,201.2 million for the six months ended June 30, 2019.
Other Revenue. Other revenue was $91.7 million for the six months ended June 30, 2019 compared to $79.8 million for the six months ended June 30, 2018, an increase of $11.9 million, or 15%. The increase in Other revenue was primarily a result of a 32% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Homes Segment
Homes revenue was $377.4 million for the six months ended June 30, 2019 due to the sale of 1,200 homes at an average selling price of $314.5 thousand per home.

Mortgages Segment
Mortgages revenue was $54.3 million for the six months ended June 30, 2019 compared to $38.3 million for the six months ended June 30, 2018, an increase of $16.0 million, or 42%. The increase in mortgages revenue was primarily a result of the addition of revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender, which we acquired in the fourth quarter of 2018.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	IMT	Homes	Mortgages	IMT	Homes	Mortgages
Revenue	$323,669	$248,924	$26,985	$305,941	$—	$19,305
Costs and expenses:
Cost of revenue	26,059	240,732	4,430	24,290	—	1,237
Sales and marketing	135,440	37,409	14,584	137,972	2,095	7,660
Technology and development	94,261	18,198	7,871	91,131	3,790	5,455
General and administrative	54,671	17,808	10,360	52,438	4,176	3,965
Acquisition-related costs	—	—	—	—	—	632
Integration costs	—	—	293	—	—	—
Total costs and expenses	310,431	314,147	37,538	305,831	10,061	18,949
Income (loss) from operations	13,238	(65,223)	(10,553)	110	(10,061)	356
Other income	—	—	402	—	—	—
Interest expense	—	(5,899)	(287)	—	—	—
Income (loss) before income taxes (1)	$13,238	$(71,122)	$(10,438)	$110	$(10,061)	$356
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the period presented (in thousands):

	Three Months Ended June 30,
	2019	2018
Total segment loss before income taxes	$(68,322)	$(9,595)
Corporate interest expense	(12,711)	(7,187)
Corporate other income	9,056	3,089
Consolidated loss before income taxes	$(71,977)	$(13,693)
IMT Segment
Cost of Revenue. Cost of revenue was $26.1 million for the three months ended June 30, 2019 compared to $24.3 million for the three months ended June 30, 2018, an increase of $1.8 million, or 7%. The increase in cost of revenue was primarily attributable to a $2.1 million increase in data center and connectivity costs.
Sales and Marketing. Sales and marketing expenses were $135.4 million for the three months ended June 30, 2019 compared to $138.0 million for the three months ended June 30, 2018, a decrease of $2.5 million, or 2%. The decrease in sales and marketing expenses was primarily attributable to a $9.9 million decrease in marketing and advertising expenses, partially offset by a $4.0 million increase in professional services fees, a $2.1 million increase in headcount-related expenses, including share-based compensation expense and a $1.3 million increase in miscellaneous expenses.
Technology and Development. Technology and development expenses, which include research and development costs, were $94.3 million for the three months ended June 30, 2019 compared to $91.1 million for the three months ended June 30, 2018, an increase of $3.1 million, or 3%. Approximately $5.6 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $1.1 million increase in software and hardware costs and a $1.1 million increase in the gain on disposal of assets. These increases were partially offset by a $6.2 million decrease in depreciation and amortization expense. We expect our technology and development expenses to increase in absolute dollars over time as we continue to build new mobile and website functionality and develop new technologies.
General and Administrative. General and administrative expenses were $54.7 million for the three months ended June 30, 2019 compared to $52.4 million for the three months ended June 30, 2018, an increase of $2.2 million, or 4%. The increase in general and administrative expenses was primarily due to a $4.2 million increase in estimated legal liabilities, a $2.3 million increase in building lease-related expenses including rent, utilities and insurance, partially offset by a $1.8 million decrease in headcount-related expenses, including share-based compensation expense, a $1.0 million decrease in business and state taxes and a $0.7 million decrease in professional services fees.
Homes Segment
Cost of Revenue. Cost of revenue was $240.7 million for the three months ended June 30, 2019. Cost of revenue was primarily attributable to home acquisition and renovation costs related to the 786 homes that we sold during the period. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue and expansion of Zillow Offers into new markets.
Sales and Marketing. Sales and marketing expenses were $37.4 million for the three months ended June 30, 2019 compared to $2.1 million for the three months ended June 30, 2018, an increase of $35.3 million. The increase in sales and marketing expenses was primarily attributable to a $12.3 million increase in headcount-related expenses, including share-based compensation expense, a $10.7 million increase in selling expenses directly attributable to the resale of homes, a $5.1 million increase in holding costs, a $4.5 million increase in marketing and advertising expenses and a $2.7 million increase in miscellaneous expenses. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Homes segment.
Technology and Development. Technology and development expenses, which include research and development costs, were $18.2 million for the three months ended June 30, 2019 compared to $3.8 million for the three months ended June 30, 2018, an increase of $14.4 million. The increase in technology and development expenses was primarily due to an $11.5 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, a $1.0 million increase in data acquisition costs and a $1.9 million increase in miscellaneous expenses. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the purchasing and sales processes related to our Homes segment.
General and Administrative. General and administrative expenses were $17.8 million for the three months ended June 30, 2019 compared to $4.2 million for the three months ended June 30, 2018, an increase of $13.6 million. The increase in general and administrative expenses was primarily due to an $8.6 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $2.5 million increase in building lease-related expenses including rent, utilities and insurance, a $0.8 million increase software and hardware costs and a $1.7 million increase in miscellaneous expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our Homes business.
Interest Expense. Interest expense was $5.9 million for the three months ended June 30, 2019. Interest expense was primarily attributable to borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit facilities. There was no interest expense recorded for the three months ended June 30, 2018. We expect interest expense to increase in absolute dollars in future periods as we continue to expand our Homes business.
Mortgages Segment
Cost of Revenue. Cost of revenue was $4.4 million for the three months ended June 30, 2019 compared to $1.2 million for the three months ended June 30, 2018, an increase of $3.2 million. The increase in cost of revenue was primarily attributable to our October 2018 acquisition of Zillow Home Loans, and includes a $1.9 million increase in headcount-related expenses, including share-based compensation expense and a $0.5 million increase in mortgage loan processing costs. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue and expansion of Zillow Home Loans.

Sales and Marketing. Sales and marketing expenses were $14.6 million for the three months ended June 30, 2019 compared to $7.7 million for the three months ended June 30, 2018, an increase of $6.9 million, or 90%. The increase in sales and marketing expenses was primarily attributable to a $5.3 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans, and a $0.9 million increase in marketing and advertising expenses. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Mortgages segment.
Technology and Development. Technology and development expenses, which include research and development costs, were $7.9 million for the three months ended June 30, 2019 compared to $5.5 million for the three months ended June 30, 2018, an increase of $2.4 million, or 44%. The increase in technology and development expenses was primarily a result of a $2.1 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the origination of mortgages in Zillow Home Loans.
General and Administrative. General and administrative expenses were $10.4 million for the three months ended June 30, 2019 compared to $4.0 million for the three months ended June 30, 2018, an increase of $6.4 million. The increase in general and administrative expenses was primarily due to a $4.3 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. In addition, there was a $0.6 million increase in building lease-related expenses including rent, utilities and insurance and a $1.5 million increase in miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our mortgage business.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense on our convertible senior notes was $12.7 million for the three months ended June 30, 2019 compared to $7.2 million for the three months ended June 30, 2018, an increase of $5.5 million, or 77%. This increase was primarily due to the July 2018 issuance of our convertible senior notes maturing in 2023. For additional information regarding the convertible senior notes, see Note 13 to our condensed consolidated financial statements.
Other Income. Other income not directly attributable to any of our segments was $9.1 million for the three months ended June 30, 2019 compared to $3.1 million for the three months ended June 30, 2018, an increase of $6.0 million. This increase was primarily due to an increase in the balance of our short-term investment portfolio generating an increase in interest income.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	IMT	Homes	Mortgages	IMT	Homes	Mortgages
Revenue	$621,941	$377,396	$54,345	$586,797	$—	$38,328
Costs and expenses:
Cost of revenue	50,310	363,151	9,108	46,884	86	2,476
Sales and marketing	262,094	58,271	28,655	266,719	2,385	15,914
Technology and development	182,230	30,479	15,391	177,048	6,026	11,235
General and administrative	125,521	32,165	20,927	102,625	5,954	8,073
Acquisition-related costs	—	—	—	27	—	632
Integration costs	—	—	645	—	—	—
Total costs and expenses	620,155	484,066	74,726	593,303	14,451	38,330
Income (loss) from operations	1,786	(106,670)	(20,381)	(6,506)	(14,451)	(2)
Other income	—	—	715	—	—	—
Interest expense	—	(9,657)	(388)	—	—	—
Income (loss) before income taxes (1)	$1,786	$(116,327)	$(20,054)	$(6,506)	$(14,451)	$(2)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Total segment loss before income taxes	$(134,595)	$(20,959)
Corporate interest expense	(25,318)	(14,260)
Corporate other income	17,911	5,535
Consolidated loss before income taxes	$(142,002)	$(29,684)
IMT Segment
Cost of Revenue. Cost of revenue was $50.3 million for the six months ended June 30, 2019 compared to $46.9 million for the six months ended June 30, 2018, an increase of $3.4 million, or 7%. The increase in cost of revenue was primarily attributable to a $4.4 million increase in data center and connectivity costs.
Sales and Marketing. Sales and marketing expenses were $262.1 million for the six months ended June 30, 2019 compared to $266.7 million for the six months ended June 30, 2018, a decrease of $4.6 million, or 2%. The decrease in sales and marketing expenses was primarily attributable to a $17.2 million decrease in marketing and advertising expenses, partially offset by a $7.0 million increase in professional services fees and a $5.0 million increase in headcount-related expenses, including share-based compensation expense.
Technology and Development. Technology and development expenses, which include research and development costs, were $182.2 million for the six months ended June 30, 2019 compared to $177.0 million for the six months ended June 30, 2018, an increase of $5.2 million, or 3%. Approximately $12.8 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $2.2 million increase in software and hardware costs, a $1.6 million increase in other non-capitalizable data content expense, a $1.6 million increase in professional services fees and a $1.3 million increase in miscellaneous expenses. These increases were partially offset by a $14.3 million decrease in depreciation and amortization expense.

General and Administrative. General and administrative expenses were $125.5 million for the six months ended June 30, 2019 compared to $102.6 million for the six months ended June 30, 2018, an increase of $22.9 million, or 22%. The increase in general and administrative expenses was primarily due to a $23.5 million increase in headcount-related expenses driven primarily by the recognition of a total of $23.3 million of share-based compensation expense in the IMT segment during the six months ended June 30, 2019 in connection with the modification of certain outstanding equity awards related to the departure of Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010 and who remains a member of Zillow Group’s board of directors. For additional information regarding the equity modification, see Note 15 to our condensed consolidated financial statements.
Homes Segment
Cost of Revenue. Cost of revenue was $363.2 million for the six months ended June 30, 2019 compared to $0.1 million for the six months ended June 30, 2018. Cost of revenue for the six months ended June 30, 2019 was primarily attributable to home acquisition and renovation costs related to the 1,200 homes that we sold during the period.
Sales and Marketing. Sales and marketing expenses were $58.3 million for the six months ended June 30, 2019 compared to $2.4 million for the six months ended June 30, 2018, an increase of $55.9 million. The increase in sales and marketing expenses was primarily attributable to a $19.8 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, a $16.2 million increase in selling expenses directly attributable to the resale of homes, a $7.9 million increase in holding costs, a $7.5 million increase in marketing and advertising expenses and a $4.5 million increase in miscellaneous expenses.
Technology and Development. Technology and development expenses, which include research and development costs, were $30.5 million for the six months ended June 30, 2019 compared to $6.0 million for the six months ended June 30, 2018, an increase of $24.5 million. The increase in technology and development expenses was primarily due to a $19.7 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, a $1.5 million increase in data acquisition costs, a $1.4 million increase in depreciation and amortization expense and a $1.9 million increase in miscellaneous expenses.
General and Administrative. General and administrative expenses were $32.2 million for the six months ended June 30, 2019 compared to $6.0 million for the six months ended June 30, 2018, an increase of $26.2 million. The increase in general and administrative expenses was primarily due to a $15.9 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $4.7 million increase in building lease-related expenses including rent, utilities and insurance, a $1.7 million increase in professional services fees, a $1.5 million increase in software and hardware costs and a $2.4 million increase in miscellaneous expenses.
Interest Expense. Interest expense was $9.7 million for the six months ended June 30, 2019 and was primarily attributable to borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit facilities. There was no interest expense recorded for the six months ended June 30, 2018.
Mortgages Segment
Cost of Revenue. Cost of revenue was $9.1 million for the six months ended June 30, 2019 compared to $2.5 million for the six months ended June 30, 2018, an increase of $6.6 million. The increase in cost of revenue was primarily attributable to our October 2018 acquisition of Zillow Home Loans, and includes a $3.4 million increase in headcount-related expenses, including share-based compensation expense, a $1.1 million increase in mortgage loan processing costs, a $0.9 million increase in lead acquisition costs and a $1.2 million increase in miscellaneous expenses.
Sales and Marketing. Sales and marketing expenses were $28.7 million for the six months ended June 30, 2019 compared to $15.9 million for the six months ended June 30, 2018, an increase of $12.7 million, or 80%. The increase in sales and marketing expenses was primarily attributable to a $10.1 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans, a $1.2 million increase in marketing and advertising expenses and a $1.4 million increase in miscellaneous expenses.
Technology and Development. Technology and development expenses, which include research and development costs, were $15.4 million for the six months ended June 30, 2019 compared to $11.2 million for the six months ended June 30, 2018, an increase of $4.2 million, or 37%. The increase in technology and development expenses was primarily a result of a $3.5 million increase in headcount-related expenses, including share-based compensation expense, related to our October 2018 acquisition of Zillow Home Loans.

General and Administrative. General and administrative expenses were $20.9 million for the six months ended June 30, 2019 compared to $8.1 million for the six months ended June 30, 2018, an increase of $12.9 million. The increase in general and administrative expenses was primarily due to a $9.4 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. In addition, there was a $1.1 million increase in building lease-related expenses including rent, utilities and insurance, a $0.7 million increase in professional services fees, a $0.7 million increase in software and hardware costs and a $1.0 million increase in miscellaneous expenses.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense on our convertible senior notes was $25.3 million for the six months ended June 30, 2019 compared to $14.3 million for the six months ended June 30, 2018, an increase of $11.1 million, or 78%. This increase was primarily due to the July 2018 issuance of our convertible senior notes maturing in 2023. For additional information regarding the convertible senior notes, see Note 13 to our condensed consolidated financial statements.
Other Income. Other income not directly attributable to any of our segments was $17.9 million for the six months ended June 30, 2019 compared to $5.5 million for the six months ended June 30, 2018, an increase of $12.4 million. This increase is primarily due to an increase in the balance of our short-term investment portfolio generating an increase in interest income.
Liquidity and Capital Resources
As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents, investments and restricted cash of $1,483.6 million and $1,567.3 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and commercial paper. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, foreign government securities, certificates of deposit and treasury bills. Restricted cash consists of amounts funded to the reserve and collection accounts related to our revolving credit facilities and amounts held in escrow related to funding home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The expansion of Zillow Group’s purchase of homes in the Zillow Offers program and sale of homes on the open market continues to have a significant impact on our liquidity and capital resources as a cash and inventory intensive initiative. We primarily use debt financing to fund a portion of the purchase price of homes and certain related costs. As of June 30, 2019, we have $409.8 million of total outstanding borrowings on revolving credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1,000.0 million. For additional information regarding the revolving credit facilities, see Note 13 to our condensed consolidated financial statements.
The October 31, 2018 acquisition of Zillow Home Loans also continues to have a significant impact on our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund the mortgage loan originations. On June 28, 2019, Zillow Home Loans amended and restated the warehouse line of credit previously maturing on June 29, 2019. The amended and restated credit agreement extends the term of the original agreement for one year through June 27, 2020, and continues to provide for a maximum borrowing capacity of $50.0 million with availability under the warehouse line of credit limited depending on the types of loans originated. As of June 30, 2019, we have $30.1 million of total outstanding borrowings on warehouse lines of credit to provide capital for Zillow Home Loans with a total maximum borrowing capacity of $100.0 million. For additional information regarding our warehouse lines of credit, see Note 13 to our condensed consolidated financial statements.
As of June 30, 2019, we have outstanding a total of $843.4 million aggregate principal of senior convertible notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. For additional information regarding the senior convertible notes, see Note 13 to our condensed consolidated financial statements.

The following table presents selected cash flow data for the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands, unaudited)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(373,823)	$73,052
Net cash provided by (used in) investing activities	197,822	(93,692)
Net cash provided by financing activities	323,138	99,590
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
For the six months ended June 30, 2019, net cash used in operating activities was $373.8 million. This was primarily driven by a net loss of $139.5 million, adjusted by share-based compensation expense of $109.8 million, depreciation and amortization expense of $41.7 million, amortization of contract cost assets of $17.9 million, amortization of the discount and issuance costs on the convertible notes maturing in 2023 and 2021 of $17.8 million, amortization of right of use assets of $10.6 million, a loss on disposal of property and equipment of $3.9 million, accretion of bond discount of $3.7 million and a $2.5 million change in deferred income taxes. Changes in operating assets and liabilities increased cash used in operating activities by $430.4 million. The changes in operating assets and liabilities are primarily due to a $390.0 million increase in inventory due to the purchase of homes through Zillow Offers, an $18.3 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $16.9 million increase in accounts receivable due primarily to an increase in revenue, an $11.9 million decrease in lease liabilities, a $3.2 million increase in mortgage loans held for sale and a $2.0 million increase in prepaid expenses and other assets driven primarily by the timing of payments, partially offset by a $7.0 million increase in accrued expenses and other current liabilities driven primarily by the timing of payments, and a $3.0 million increase in deferred revenue.
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
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets and cash paid in connection with acquisitions.
For the six months ended June 30, 2019, net cash provided by investing activities was $197.8 million. This was primarily the result of $236.4 million of net proceeds from maturities of investments and $38.6 million of purchases for property and equipment and intangible assets.
For the six months ended June 30, 2018, net cash used in investing activities was $93.7 million. This was primarily the result of $57.7 million of net purchases of investments and $36.0 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities
For the six months ended June 30, 2019, cash provided by financing activities was $323.1 million, including $293.1 million of proceeds from borrowings on our revolving credit facilities related to Zillow Offers and $33.0 million of proceeds from the exercise of option awards, partially offset by $3.0 million of net repayments of borrowings on our warehouse lines of credit related to Zillow Home Loans.
For the six months ended June 30, 2018, our financing activities included $99.7 million of proceeds from the exercise of option awards.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $9.7 million as of June 30, 2019. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the categories of contractual obligations listed below, which have been updated to reflect our obligations as of June 30, 2019.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands, unaudited)
Homes under contract (1)	$266,210	$266,210	$—	$—	$—
Revolving credit facilities (2)	409,799	409,799	—	—	—
Warehouse lines of credit (3)	30,057	30,057	—	—	—
Operating lease obligations (4)	120,592	4,439	27,026	26,768	62,359
Total contractual obligations	$826,658	$710,505	$27,026	$26,768	$62,359
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
(4) Our operating lease obligations consist of new office space in New York, New York, Seattle, Washington, Atlanta, Georgia, Dallas, Texas, and Scottsdale, Arizona. For additional information regarding our operating leases, see Note 12 to our condensed consolidated financial statements.

As of June 30, 2019, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $9.7 million as of June 30, 2019.

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
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, certificates of deposit, U.S. government agency securities, commercial paper, foreign government securities, municipal securities and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
As of June 30, 2019, we have outstanding $373.8 million aggregate principal Convertible Senior Notes due in 2023 (the “2023 Notes”), $460.0 million aggregate principal Convertible Senior Notes due in 2021 (the “2021 Notes”) and $9.6 million aggregate principal Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2023 Notes were issued in July 2018 and carry a fixed interest rate of 1.50% per year. The 2021 Notes were issued in December 2016 and carry a fixed interest rate of 2.00% per year. The 2020 Notes were guaranteed by Zillow Group in connection with our February 2015 acquisition of Trulia, Inc. and carry a fixed interest rate of 2.75% per year.
Since the 2023 Notes, 2021 Notes and 2020 Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of June 30, 2019. However, the fair values of the 2023 Notes, 2021 Notes and 2020 Notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our revolving credit facilities that provide capital for Zillow Offers. As of June 30, 2019, we have outstanding $409.8 million of borrowings on our revolving credit facilities which bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our revolving credit facilities, we estimate that a 1% increase in LIBOR would increase our annual interest expense by approximately $4.1 million.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse lines of credit that provide capital for Zillow Home Loans. As of June 30, 2019, we have outstanding $30.1 million of borrowings on our warehouse lines of credit which bear interest at a floating rate based on LIBOR plus an applicable margin. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse lines of credit, we estimate that a 1.0% increase in LIBOR would increase our annual interest expense associated with the warehouse lines of credit by approximately $0.3 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2019.

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

Dated: August 7, 2019	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer