Form 10-Q
period 2019-09-30
ZILLOW GROUP, INC.
filed 2019-11-07
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, 58,524,004 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 142,711,993 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2019

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2018, including, but not limited to:
•actual or anticipated fluctuations in our financial condition and results of operations;
•changes in projected operational and financial results
•addition or loss of significant customers;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•acquisitions, strategic partnerships, joint ventures, capital-raising activities, or other corporate transactions or commitments by us or our competitors;
•actual or anticipated changes in technology, products, markets or services by us or our competitors;
•changes in laws or regulations applicable to our business, employees, products or services;
•ability to obtain or maintain licenses and permits to support our current and future businesses;
•the current and future health and stability of the residential housing market;
•ability to maintain or establish relationships with listings and data providers;
•fluctuations in the valuation of companies perceived by investors to be comparable to us; and
•issuance of new or updated research or reports by securities analysts.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,791,918	$651,058
Short-term investments	531,679	903,867
Accounts receivable, net of allowance for doubtful accounts of $4,464 and $4,838 at September 30, 2019 and December 31, 2018, respectively	77,674	66,083
Mortgage loans held for sale	36,762	35,409
Inventory	879,353	162,829
Prepaid expenses and other current assets	66,413	61,067
Restricted cash	75,004	12,385
Total current assets	3,458,803	1,892,698
Contract cost assets	46,047	45,819
Property and equipment, net	154,251	135,172
Right of use assets	218,564	—
Goodwill	1,984,907	1,984,907
Intangible assets, net	197,527	215,904
Other assets	15,889	16,616
Total assets	$6,075,988	$4,291,116
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,717	$7,471
Accrued expenses and other current liabilities	76,061	63,101
Accrued compensation and benefits	33,540	31,388
Revolving credit facilities	698,280	116,700
Warehouse lines of credit	30,116	33,018
Deferred revenue	41,955	34,080
Deferred rent, current portion	—	1,740
Lease liabilities, current portion	17,937	—
Total current liabilities	907,606	287,498
Deferred rent, net of current portion	—	19,945
Lease liabilities, net of current portion	223,989	—
Long-term debt	1,478,719	699,020
Deferred tax liabilities and other long-term liabilities	13,796	17,474
Total liabilities	2,624,110	1,023,937
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 58,522,404 and 58,051,448 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 142,689,395 and 139,635,370 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	4,327,003	3,939,842
Accumulated other comprehensive income (loss)	784	(905)
Accumulated deficit	(875,930)	(671,779)
Total shareholders’ equity	3,451,878	3,267,179
Total liabilities and shareholders’ equity	$6,075,988	$4,291,116
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Homes	$384,626	$11,018	$762,022	$11,018
IMT	335,290	313,638	957,231	900,435
Mortgages	25,292	18,438	79,637	56,766
Total revenue	745,208	343,094	1,798,890	968,219
Cost of revenue (exclusive of amortization) (1):
Homes	370,796	10,226	733,947	10,312
IMT	24,318	25,186	74,628	72,070
Mortgages	4,721	1,260	13,829	3,736
Total cost of revenue	399,835	36,672	822,404	86,118
Sales and marketing	181,347	128,734	530,367	413,752
Technology and development	123,974	105,314	352,074	299,623
General and administrative	88,493	70,743	267,106	187,395
Impairment costs	—	10,000	—	10,000
Acquisition-related costs	—	1,405	—	2,064
Integration costs	5	523	650	523
Total costs and expenses	793,654	353,391	1,972,601	999,475
Loss from operations	(48,446)	(10,297)	(173,711)	(31,256)
Other income	8,999	7,773	27,625	13,308
Interest expense	(26,502)	(12,668)	(61,865)	(26,928)
Loss before income taxes	(65,949)	(15,192)	(207,951)	(44,876)
Income tax benefit	1,300	14,700	3,800	22,700
Net loss	$(64,649)	$(492)	$(204,151)	$(22,176)
Net loss per share — basic and diluted	$(0.31)	$—	$(0.99)	$(0.11)
Weighted-average shares outstanding — basic and diluted	207,002	202,416	205,766	195,208
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$15,835	$18,165	$44,891	$61,735
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(64,649)	$(492)	$(204,151)	$(22,176)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(143)	(428)	1,752	(537)
Currency translation adjustments	31	42	(63)	(24)
Total other comprehensive income (loss)	(112)	(386)	1,689	(561)
Comprehensive loss	$(64,761)	$(878)	$(202,462)	$(22,737)
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount
Balance at July 1, 2019	206,513,636	$21	$4,088,470	$(811,281)	$896	$3,278,106
Issuance of common and capital stock upon exercise of stock options	347,261	—	8,017	—	—	8,017
Vesting of restricted stock units	568,355	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(6)	—	—	—	—	—
Share-based compensation expense	—	—	45,192	—	—	45,192
Premiums paid for Capped Call Confirmations	—	—	(150,530)	—	—	(150,530)
Equity component of issuance of 2024 Notes and 2026 Notes, net of issuance costs of $4,430	—	—	335,854	—	—	335,854
Net loss	—	—	—	(64,649)	—	(64,649)
Other comprehensive loss	—	—	—	—	(112)	(112)
Balance at September 30, 2019	207,429,246	$21	$4,327,003	$(875,930)	$784	$3,451,878

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at July 1, 2018	195,449,104	$20	$3,428,541	$(573,605)	$(1,275)	$2,853,681
Issuance of common and capital stock upon exercise of stock options	697,301	—	14,970	—	—	14,970
Vesting of restricted stock units	453,958	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(27)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	43,730	—	—	43,730
Issuance of Class C capital stock in connection with equity offering, net of issuance costs of $13,425	6,557,017	—	360,345	—	—	360,345
Premiums paid for capped call confirmations	—	—	(29,414)	—	—	(29,414)
Equity component of issuance of convertible notes maturing in 2023, net of issuance costs of $2,047	—	—	76,587	—	—	76,587
Net loss	—	—	—	(492)	—	(492)
Other comprehensive loss	—	—	—	—	(386)	(386)
Balance at September 30, 2018	203,157,353	$20	$3,894,757	$(574,097)	$(1,661)	$3,319,019

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2019	203,904,265	$21	$3,939,842	$(671,779)	$(905)	$3,267,179
Issuance of common and capital stock upon exercise of stock options	1,891,111	—	41,014	—	—	41,014
Vesting of restricted stock units	1,633,962	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(92)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	160,826	—	—	160,826
Premiums paid for Capped Call Confirmations	—	—	(150,530)	—	—	(150,530)
Equity component of issuance of 2024 Notes and 2026 Notes, net of issuance costs of $4,430	—	—	335,854	—	—	335,854
Net loss	—	—	—	(204,151)	—	(204,151)
Other comprehensive income	—	—	—	—	1,689	1,689
Balance at September 30, 2019	207,429,246	$21	$4,327,003	$(875,930)	$784	$3,451,878

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2018	190,115,148	$20	$3,254,146	$(592,243)	$(1,100)	$2,660,823
Cumulative-effect adjustment from adoption of guidance on revenue from contracts with customers	—	—	—	40,322	—	40,322
Issuance of common and capital stock upon exercise of stock options	5,177,060	—	114,623	—	—	114,623
Vesting of restricted stock units	1,288,746	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(1,345)	—	(67)	—	—	(67)
Share-based compensation expense	—	—	118,037	—	—	118,037
Portion of conversion recorded in additional paid-in-capital in connection with partial conversion of convertible notes maturing in 2020	20,727	—	500	—	—	500
Issuance of Class C capital stock in connection with equity offering, net of issuance costs of $13,425	6,557,017	—	360,345		—	360,345
Premiums paid for capped call confirmations	—	—	(29,414)	—	—	(29,414)
Equity component of issuance of convertible notes maturing in 2023, net of issuance costs of $2,047	—	—	76,587	—	—	76,587
Net loss	—	—	—	(22,176)	—	(22,176)
Other comprehensive loss	—	—	—	—	(561)	(561)
Balance at September 30, 2018	203,157,353	$20	$3,894,757	$(574,097)	$(1,661)	$3,319,019
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(204,151)	$(22,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,888	76,301
Share-based compensation expense	151,884	111,366
Amortization of right of use assets	16,710	—
Amortization of contract cost assets	26,722	27,227
Amortization of discount and issuance costs on convertible senior notes maturing in 2021, 2023, 2024 and 2026	29,868	17,990
Impairment costs	—	10,000
Deferred income taxes	(3,800)	(22,700)
Loss on disposal of property and equipment	5,744	3,129
Bad debt expense	1,894	1,053
Deferred rent	—	(3,116)
Accretion of bond discount	(5,241)	(2,172)
Changes in operating assets and liabilities:
Accounts receivable	(13,485)	(12,994)
Mortgage loans held for sale	(1,353)	—
Inventory	(716,524)	(43,257)
Prepaid expenses and other assets	(5,848)	(15,012)
Lease liabilities	(15,029)	—
Contract cost assets	(26,950)	(32,143)
Accounts payable	2,999	2,254
Accrued expenses and other current liabilities	12,241	(3,751)
Accrued compensation and benefits	2,152	6,503
Deferred revenue	7,875	4,041
Other long-term liabilities	122	—
Net cash provided by (used in) operating activities	(670,282)	102,543
Investing activities
Proceeds from maturities of investments	859,142	261,675
Purchases of investments	(479,963)	(848,838)
Purchases of property and equipment	(45,140)	(44,482)
Purchases of intangible assets	(15,123)	(8,179)
Cash paid for acquisition, net	—	(2,000)
Net cash provided by (used in) investing activities	318,916	(641,824)
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,085,686	364,020
Premiums paid for capped call confirmations	(150,530)	(29,414)
Proceeds from issuance of Class C capital stock, net of issuance costs	—	360,345
Proceeds from borrowing on revolving credit facilities	581,580	24,674
Net repayments on warehouse lines of credit	(2,902)	—
Proceeds from exercise of stock options	41,014	114,623
Value of equity awards withheld for tax liability	(3)	(67)
Net cash provided by financing activities	1,554,845	834,181
Net increase in cash, cash equivalents and restricted cash during period	1,203,479	294,900
Cash, cash equivalents and restricted cash at beginning of period	663,443	352,095
Cash, cash equivalents and restricted cash at end of period	$1,866,922	$646,995
Supplemental disclosures of cash flow information
Cash paid for interest	$25,837	$4,800
Noncash transactions:
Capitalized share-based compensation	$8,942	$6,674
Write-off of fully depreciated property and equipment	$28,951	$18,687
Write-off of fully amortized intangible assets	$9,959	$10,797
See accompanying notes to condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. houses one of the largest portfolios of real estate brands on mobile and the web. Zillow Group is committed to leveraging its proprietary data, technology and innovations to make home buying, selling, financing and renting a seamless, on-demand experience for consumers. As its flagship brand, Zillow now offers a fully integrated home shopping experience that includes access to for sale and rental listings, Zillow Offers, which provides a new, hassle-free way to buy and sell homes directly through Zillow, and Zillow Home Loans, Zillow’s affiliated lender that provides an easy way to receive mortgage pre-approvals and financing. Other consumer brands include Trulia, StreetEasy, HotPads, Naked Apartments and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Zillow Group also operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; our ability to manage advertising inventory or pricing; engagement and usage of our products; our investment of resources to pursue strategies that may not prove effective; competition in our market; the stability of the residential real estate market and the impact of interest rate changes; changes in technology, products, markets or services by us or our competitors; addition or loss of significant customers; our ability to maintain or establish relationships with listings and data providers; our ability to obtain or maintain licenses and permits to support our current and future businesses; changes in government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2019, our results of operations, comprehensive loss and shareholders’ equity for the three and nine month periods ended September 30, 2019 and 2018, and our cash flows for the nine month periods ended September 30, 2019 and 2018. The results of the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any interim period or for any other future year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations and the recoverability of goodwill and indefinite-lived intangible assets, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance related to a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance conforms the requirements for capitalizing implementation costs incurred in cloud computing arrangements that are service contracts with the accounting guidance that provides for the capitalization of costs incurred to develop or obtain internal-use software. Under the guidance, implementation costs that are capitalized should be characterized in financial statements in the same manner as other service costs and assets related to service costs and amortized over the term of the hosting arrangement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. Entities are permitted to apply either a retrospective or prospective transition approach to adopt this guidance. We expect to adopt this guidance on January 1, 2020 using the prospective transition approach, under which we will apply the guidance to all eligible costs incurred subsequent to adoption. We have not historically incurred material amounts of implementation costs for cloud computing arrangements, however, we are continuing to assess the impact the adoption of this guidance will have on our financial position, results of operations and cash flows.
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. This guidance removes, modifies and adds disclosures related to certain assets and liabilities measured at fair value. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim and annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We expect to adopt this guidance on January 1, 2020. We have not historically recorded material amounts of Level 3 assets and liabilities or material transfers of assets or liabilities between levels within the fair value hierarchy. However, we are continuing to assess the impact the adoption of this guidance will have on our financial statement disclosures.
In June 2016, and subsequently amended in April 2019 and May 2019, the FASB issued guidance on the measurement of credit losses on financial assets. This guidance will require an entity to measure and recognize expected credit losses for certain financial instruments and financial assets, including trade receivables. This guidance requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument on initial recognition and at each reporting period, whereas current guidance employs an incurred loss methodology. This guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to adopt this guidance on January 1, 2020. We are currently evaluating necessary changes to our accounting policies, processes and systems as a result of the adoption of the guidance, primarily related to our trade accounts receivable and certain available-for-sale investments. We continue to assess the impact the adoption of this guidance will have on our financial position, results of operations and cash flows.
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

We applied the following methods and assumptions in estimating our fair value measurements:
Cash equivalents — The fair value measurement of money market funds is based on quoted market prices in active markets. The fair value measurement of certificates of deposit and commercial paper is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2019
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$1,353,600	$1,353,600	$—
Certificates of deposit	742	—	742
Short-term investments:
U.S. government agency securities	350,665	—	350,665
Commercial paper	68,915	—	68,915
Corporate notes and bonds	63,585	—	63,585
Treasury bills	29,911	—	29,911
Municipal securities	18,603	—	18,603
Mortgage origination-related:
Mortgage loans held for sale	36,762	—	36,762
IRLCs	1,503	—	1,503
Forward contracts - other current assets	84	—	84
Forward contracts - other current liabilities	(184)	—	(184)
Total	$1,924,186	$1,353,600	$570,586

	December 31, 2018
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$541,575	$541,575	$—
Commercial paper	3,999	—	3,999
Short-term investments:
U.S. government agency securities	646,496	—	646,496
Corporate notes and bonds	112,933	—	112,933
Commercial paper	85,506	—	85,506
Municipal securities	39,306	—	39,306
Foreign government securities	14,915	—	14,915
Certificates of deposit	4,711	—	4,711
Mortgage origination-related:
Mortgage loans held for sale	35,409	—	35,409
IRLCs	847	—	847
Forward contracts - other current liabilities	(125)	—	(125)
Total	$1,485,572	$541,575	$943,997

At September 30, 2019, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $57.9 million and $99.8 million for our IRLCs and forward contracts, respectively. At December 31, 2018, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $26.7 million and $28.8 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 13 for the carrying amount and estimated fair value of the Company’s convertible senior notes.
We did not have material Level 3 assets or liabilities as of September 30, 2019 or December 31, 2018.
Note 4. Cash and Cash Equivalents, Short-term Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$437,576	$—	$—	$437,576
Cash equivalents:
Money market funds	1,353,600	—	—	1,353,600
Certificates of deposit	742	—	—	742
Short-term investments:
U.S. government agency securities	350,153	514	(2)	350,665
Commercial paper	68,915	—	—	68,915
Corporate notes and bonds	63,419	166	—	63,585
Treasury bills	29,900	11	—	29,911
Municipal securities	18,511	92	—	18,603
Restricted cash	75,004	—	—	75,004
Total	$2,397,820	$783	$(2)	$2,398,601

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$105,484	$—	$—	$105,484
Cash equivalents:
Money market funds	541,575	—	—	541,575
Commercial paper	3,999	—	—	3,999
Short-term investments:
U.S. government agency securities	647,266	51	(821)	646,496
Corporate notes and bonds	113,109	1	(177)	112,933
Commercial paper	85,506	—	—	85,506
Municipal securities	39,316	23	(33)	39,306
Foreign government securities	14,929	—	(14)	14,915
Certificates of deposit	4,711	1	(1)	4,711
Restricted cash	12,385	—	—	12,385
Total	$1,568,280	$76	$(1,046)	$1,567,310

All available-for-sale investments as of September 30, 2019 have a contractual maturity date of one year or less.
Note 5. Accounts Receivable, net
The opening balance of accounts receivable, net was $66.1 million as of January 1, 2019.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

Balance as of January 1, 2019	$4,838
Bad debt expense	1,894
Less: write-offs, net of recoveries and other adjustments	(2,268)
Balance as of September 30, 2019	$4,464

Note 6. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	September 30, 2019	December 31, 2018
Work-in-process	$196,295	$45,943
Finished goods	683,058	116,886
Inventory	$879,353	$162,829

Note 7. Contract Cost Assets
As of September 30, 2019 and December 31, 2018, we had $46.0 million and $45.8 million, respectively, of contract cost assets. During the three and nine month periods ended September 30, 2019 and 2018, we recorded no impairment losses. We recorded amortization expense related to contract cost assets of $8.8 million and $8.9 million during the three months ended September 30, 2019 and 2018, respectively, and $26.7 million and $27.2 million during the nine months ended September 30, 2019 and 2018, respectively.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2019	December 31, 2018
Website development costs	$151,314	$149,891
Leasehold improvements	79,216	65,012
Office equipment, furniture and fixtures	34,801	39,510
Computer equipment	33,349	22,477
Construction-in-progress	26,519	29,037
Property and equipment	325,199	305,927
Less: accumulated amortization and depreciation	(170,948)	(170,755)
Property and equipment, net	$154,251	$135,172

We recorded depreciation expense related to property and equipment (other than website development costs) of $6.1 million and $5.1 million during the three months ended September 30, 2019 and 2018, respectively, and $18.5 million and $14.2 million during the nine months ended September 30, 2019 and 2018, respectively.

We capitalized $10.8 million and $8.0 million in website development costs during the three months ended September 30, 2019 and 2018, respectively, and $31.1 million and $26.6 million during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for website development costs included in technology and development expenses was $4.8 million and $6.2 million during the three months ended September 30, 2019 and 2018, respectively, and $11.8 million and $24.2 million during the nine months ended September 30, 2019 and 2018, respectively.
Note 9. Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is $10.0 million, the carrying amount of the investment as of September 30, 2019. This investment is an equity security without a readily determinable fair value which we account for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There has been no impairment or upward or downward adjustments to our equity investment as of September 30, 2019 that would impact the carrying amount of the investment. The equity investment is classified within other assets in the condensed consolidated balance sheet.
Note 10. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	September 30, 2019
	Cost	Accumulated Amortization	Net
Purchased content	$45,542	$(38,095)	$7,447
Software	32,959	(18,577)	14,382
Customer relationships	103,300	(70,354)	32,946
Developed technology	107,200	(78,284)	28,916
Lender licenses	400	(167)	233
Intangibles-in-progress	5,603	—	5,603
Total	$295,004	$(205,477)	$89,527

	December 31, 2018
	Cost	Accumulated Amortization	Net
Purchased content	$42,110	$(30,477)	$11,633
Software	24,296	(13,925)	10,371
Customer relationships	103,900	(60,733)	43,167
Developed technology	111,980	(72,788)	39,192
Trade names and trademarks	4,900	(4,683)	217
Lender licenses	400	(17)	383
Intangibles-in-progress	2,941	—	2,941
Total	$290,527	$(182,623)	$107,904

Amortization expense recorded for intangible assets for the three months ended September 30, 2019 and 2018 was $11.1 million and $12.0 million, respectively. Amortization expense recorded for intangible assets for the nine months ended September 30, 2019 and 2018 was $33.1 million and $37.6 million, respectively. These amounts are included in technology and development expenses.
We have an indefinite-lived intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that is not subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $108.0 million as of September 30, 2019 and December 31, 2018.
Intangibles-in-progress consists of software that is capitalizable but has not been placed in service.

Note 11. Deferred Revenue
The following tables present the changes in deferred revenue for the periods presented (in thousands):

Three Months Ended September 30, 2019
Balance as of July 1, 2019	$37,080
Deferral of revenue	300,715
Less: Revenue recognized	(295,840)
Balance as of September 30, 2019	$41,955

Nine Months Ended September 30, 2019
Balance as of January 1, 2019	$34,080
Deferral of revenue	802,699
Less: Revenue recognized	(794,824)
Balance as of September 30, 2019	$41,955

During the three months ended September 30, 2019 we recognized as revenue a total of $34.2 million pertaining to amounts that were recorded in deferred revenue as of July 1, 2019. During the nine months ended September 30, 2019, we recognized as revenue a total of $31.5 million pertaining to amounts that were recorded in deferred revenue as of January 1, 2019.
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
During the nine months ended September 30, 2019, it became reasonably certain that in a future period we would exercise the first of two five years renewal options related to the office space lease for our corporate headquarters in Seattle, Washington, due to the construction of significant leasehold improvements. Therefore, the payments associated with the renewal are included in the measurement of the lease liability and right of use asset.
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

The components of our operating lease expense were as follows for the periods presented (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$10,025	$25,552
Variable lease cost	4,631	14,377
Total lease cost	$14,656	$39,929

Cash paid for amounts included in the measurement of lease liabilities for the three and nine month periods ended September 30, 2019 was $7.3 million and $23.6 million, respectively. Right of use assets obtained in exchange for new operating lease obligations for the three and nine month periods ended September 30, 2019 were $14.6 million and $128.3 million, respectively. The weighted average remaining term for our leases as of September 30, 2019 was 8.75 years. The weighted average discount rate for our leases as of September 30, 2019 was 6.5%.
The following table presents the scheduled maturities of our operating lease liabilities by fiscal year as of September 30, 2019 (in thousands):

Remainder of 2019	$7,776
2020	38,891
2021	43,073
2022	39,686
2023	39,065
All future years	179,179
Total lease payments	347,670
Less: Imputed interest	(105,744)
Present value of lease liabilities	$241,926

Operating lease expense for the three and nine month periods ended September 30, 2018, was $5.8 million and $17.2 million, respectively. The following table presents our future minimum payments for all operating leases as of December 31, 2018, including future minimum payments for operating leases that had not yet commenced as of December 31, 2018 totaling $112.9 million (in thousands):

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

Note 13. Debt
Revolving Credit Facilities
To provide capital for Zillow Offers, we utilize revolving credit facilities that are classified as current liabilities in our condensed consolidated balance sheets. The following table summarizes our revolving credit facilities as of the periods presented (in thousands, except interest rates):

Effective Date	Maximum Borrowing Capacity	Outstanding Borrowings at September 30, 2019	Outstanding Borrowings at December 31, 2018	Weighted Average Interest Rate
July 31, 2018	$500,000	$432,484	$116,700	5.81%
January 31, 2019	500,000	265,796	—	5.77%
Total	$1,000,000	$698,280	$116,700

Each credit facility described in the table above provides for a maximum borrowing capacity of $500.0 million. The January 31, 2019 revolving credit facility has a current borrowing capacity of $266.0 million as of September 30, 2019, and has an initial term of two years and may be extended for up to two additional periods of six months each, subject to agreement by the lender. The July 31, 2018 revolving credit facility has an initial term of one year and automatically renews on a monthly basis as of July 31, 2019 for up to 24 additional months, subject to agreement by the lender, and has a current borrowing capacity of $442.5 million as of September 30, 2019.
Recourse under each facility is limited to the assets and equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. The applicable lender is not committed to, but may in their sole discretion, advance loan funds in excess of the current borrowing capacity. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by each revolving credit facility (each, an “SPE”). Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity.
Outstanding amounts drawn under each credit facility are required to be repaid on the facility termination date or earlier if accelerated due to an event of default. Further, each SPE is required to repay any resulting shortfall if the value of the eligible properties owned by such SPE falls below a certain percentage of the principal amount outstanding under the applicable credit facility. Inclusion of properties in each facility is subject to various eligibility criteria. For example, a property is no longer eligible under a credit facility if such property exceeds agreed aging criteria. Each of the credit facilities permits only a portion of the financed properties to be owned longer than 180 days, and no financed properties may be owned for longer than one year. Any financed property excluded by such aging criteria will be removed from the eligible property borrowing base, and any resulting shortfall is required to be repaid.
The stated interest rate on our revolving credit facilities is one-month LIBOR plus an applicable margin as defined in the respective credit agreements. Our revolving credit facilities include customary representations and warranties, covenants (including financial covenants applicable to Zillow Group) and provisions regarding events of default. As of September 30, 2019, Zillow Group was in compliance with all financial covenants and no event of default had occurred. In certain circumstances Zillow Group may be obligated to fund some or all of the payment obligations under the credit agreements. Our revolving credit facilities also require that we establish, maintain and in certain circumstances that Zillow Group fund, certain specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance, tax reserves, renovation cost reserves and reserves for specially permitted liens. Amounts funded to these reserve accounts and the collection accounts have been classified within our condensed consolidated balance sheets as restricted cash.
For additional details related to our revolving credit facilities, see Note 22 herein and Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Warehouse Lines of Credit
To provide capital for Zillow Home Loans, we utilize warehouse lines of credit that are classified as current liabilities in our condensed consolidated balance sheets. The following table summarizes our warehouse lines of credit as of the periods presented (in thousands, except interest rates):

Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at September 30, 2019	Outstanding Borrowings at December 31, 2018	Weighted Average Interest Rate
October 15, 2019	$50,000	$—	$14,125	4.89%
June 27, 2020	50,000	30,116	18,892	4.51%
Total	$100,000	$30,116	$33,017

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
Borrowings on the warehouse lines of credit bear interest at the one-month LIBOR plus an applicable margin, as defined in the credit agreements governing each of the warehouse lines of credit. The warehouse lines of credit include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2019, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred.
For additional details related to our warehouse lines of credit, see Note 22.
Convertible Senior Notes
The following table summarizes our outstanding convertible senior notes as of the periods presented (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Fair Value at September 30, 2019	Fair Value at December 31, 2018	Stated Interest Rate	Effective Interest Rate
September 1, 2026	$500,000	$469,375	$—	1.375%	8.10%
September 1, 2024	600,000	573,900	—	0.75%	7.67%
July 1, 2023	373,750	328,818	321,855	1.50%	6.99%
December 1, 2021	460,000	455,492	446,200	2.00%	7.44%
December 15, 2020	9,637	16,842	16,744	2.75%	N/A
Total	$1,943,387	$1,844,427	$784,799

The convertible notes are senior unsecured obligations and are classified as long-term debt in our condensed consolidated balance sheets. Interest on the convertible notes is paid semi-annually. As of September 30, 2019 and December 31, 2018, respectively, the total unamortized debt discount and debt issuance costs for our outstanding senior convertible notes were $464.7 million and $144.4 million. The estimated fair value of the convertible senior notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for each of the convertible senior notes. The convertible senior notes maturing in 2021, 2023, 2024 and 2026 are not redeemable or convertible as of September 30, 2019. The convertible senior notes maturing in 2020 are convertible, at the option of the holder, and redeemable, at our option, as of September 30, 2019.
On September 9, 2019, Zillow Group issued $600.0 million aggregate principal amount of Convertible Senior Notes due 2024 (the “2024 Notes”) and $500.0 million aggregate principal amount of Convertible Senior Notes due 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers. The 2024 Notes bear interest at a fixed rate of 0.75% per year, and the 2026 Notes bear interest at a fixed rate of 1.375% per year, each payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. The 2024 Notes and 2026 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. The 2024 Notes and the 2026 Notes are senior, unsecured obligations of the Company, and will mature on September 1, 2024 and September 1, 2026, respectively, unless earlier repurchased, redeemed or converted in accordance with their terms.
The net proceeds from the issuance of the 2024 Notes were approximately $592.2 million and the net proceeds from the issuance of the 2026 Notes were approximately $493.5 million, in each case after deducting fees and expenses payable by the Company. We used approximately $75.2 million of the net proceeds from the issuance of the 2024 Notes and approximately $75.4 million of the net proceeds from the issuance of the 2026 Notes to pay the cost of the capped call transactions entered into in connection with the issuances (“Capped Call Confirmations”) described below. The Company intends to use the remainder of the net proceeds for general corporate purposes, which may include working capital, sales and marketing activities, general and administrative matters and capital expenditures.
Prior to the close of business on the business day immediately preceding March 1, 2024 (for the 2024 Notes) or March 1, 2026 (for the 2026 Notes), the 2024 Notes and the 2026 Notes will be convertible at the option of the holders only under certain conditions. On or after March 1, 2024 (for the 2024 Notes) or March 1, 2026 (for the 2026 Notes), until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders may convert their 2024 Notes or 2026 Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2024 Notes and the 2026 Notes by paying or delivering, as the case may be, cash, shares of its Class C capital stock, or a combination of cash and shares of its Class C capital stock, at its election. The conversion rate for the 2024 Notes and 2026 Notes will initially be 22.9830 shares of Class C capital stock per $1,000 principal amount of 2024 Notes or 2026 Notes (equivalent to an initial conversion price of approximately $43.51 per share of Class C capital stock). The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The Company may redeem for cash all or part of the 2024 Notes or 2026 Notes, at its option, on or after September 5, 2022 (for the 2024 Notes) or September 5, 2023 (for the 2026 Notes), under certain circumstances, at a redemption price equal to 100% of the principal amount of the 2024 Notes or 2026 Notes, to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indentures governing the 2024 Notes and 2026 Notes). The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
If the Company undergoes a fundamental change (as defined in the indentures governing the 2024 Notes and the 2026 Notes), holders may require the Company to repurchase for cash all or part of their 2024 Notes or 2026 Notes, as applicable, at a repurchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the indentures governing the 2024 Notes and the 2026 Notes). In addition, if certain fundamental changes occur, the Company may be required, in certain circumstances, to increase the conversion rate for any 2024 Notes or 2026 Notes converted in connection with such fundamental changes by a specified number of shares of its Class C capital stock. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the 2024 Notes or 2026 Notes, as described in the indentures governing the 2024 Notes and 2026 Notes. There are no financial covenants associated with the 2024 Notes or 2026 Notes.
The Capped Call Confirmations are expected generally to reduce the potential dilution of our Class C capital stock upon any conversion of the 2024 Notes or 2026 Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of such notes in the event that the market price of the Class C capital stock is greater than the strike price of the Capped Call Confirmations (which initially corresponds to the initial conversion price of such notes and is subject to certain adjustments under the terms of the Capped Call Confirmations), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Confirmations. The Capped Call Confirmations with respect to the 2024 Notes have an initial cap price of $72.5175 per share, which represents a premium of approximately 125% over the closing price of the Company’s Class C capital stock on the Nasdaq Global Select Market on September 4, 2019, and is subject to certain adjustments under the terms of the Capped Call Confirmations. The Capped Call Confirmations with respect to the 2026 Notes have an initial cap price of $80.5750 per share, which represents a premium of approximately 150% over the closing price of the Company’s Class C capital stock on The Nasdaq Global Select Market on September 4, 2019, and is subject to certain adjustments under the terms of the Capped Call Confirmations. The Capped Call Confirmations will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2024 Notes or 2026 Notes, the number of shares of Class C capital stock that will underlie such notes. The Capped Call Confirmations do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock. The premiums paid for the Capped Call Confirmations have been included as a net reduction to additional paid-in capital within shareholders’ equity.
We may not redeem the 2024 Notes prior to September 5, 2022 or the 2026 Notes prior to September 5, 2023. We may redeem for cash all or any portion of the 2024 Notes or 2026 Notes, at our option, in whole or in part on or after September 5, 2022 for the 2024 Notes or on or after September 5, 2023 for the 2026 Notes if the last reported sale price per share of our Class C capital stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
In accounting for the issuance of the 2024 Notes and the 2026 Notes, the Company separated the 2024 Notes and the 2026 Notes into liability and equity components. The carrying amount of the liability component for each of the 2024 Notes and 2026 Notes was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and the 2026 Notes, respectively. The difference between the principal amounts of the 2024 Notes and the 2026 Notes and their liability components represents their respective debt discounts, which are recorded as a direct deduction from the related debt liability in the condensed consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the 2024 Notes and the 2026 Notes. The equity components of the 2024 Notes and 2026 Notes of $163.6 million and $172.3 million, respectively, net of issuance costs of $2.1 million and $2.3 million, respectively, are included in additional paid-in capital in the condensed consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification.
For additional details related to our 2024 Notes, please see Note 22. For additional details related to our convertible senior notes maturing in 2020, 2021, and 2023, see Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Note 14. Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of September 30, 2019 and December 31, 2018, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,081.7 million as of December 31, 2018, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million (tax effected) as of December 31, 2018.
We recorded an income tax benefit of $1.3 million for the three months ended September 30, 2019 and an income tax benefit of $3.8 million for the nine months ended September 30, 2019.
We recorded an income tax benefit of $14.7 million for the three months ended September 30, 2018, which was calculated as the difference between the income tax benefit of $22.7 million recorded for the nine months ended September 30, 2018 and the income tax benefit of $8.0 million recorded for the six months ended June 30, 2018. The $22.7 million tax benefit recorded for the nine months ended September 30, 2018 was comprised of a $1.9 million income tax benefit, which was calculated using an estimate of our annual effective tax rate of 4.3% applied to our loss before income taxes of $44.9 million for the nine months ended September 30, 2018 and a $20.8 million discrete income tax benefit as a result of the treatment of stock compensation windfall deductions and the impact from the Tax Cuts and Jobs Act (the “Tax Act”) related to IRC Section 162(m). Our estimated annual effective tax rate for the nine months ended September 30, 2018 was primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.
As of September 30, 2018, we had completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act and recorded a discrete tax benefit adjustment of $3.3 million during the three months ended September 30, 2018. The Internal Revenue Service provided further guidance in applying the written binding contracts requirement under the Tax Act and certain of our executive compensation previously eligible to be deducted for tax purposes under Section 162(m) of the Internal Revenue Code will be considered grandfathered and, therefore, will continue to be deductible. Based on the clarification of these rules, the accounting related to the Section 162(m) limitation of the Internal Revenue Code was considered complete and we recorded a $5.9 million discrete tax benefit adjustment related to this item for the nine months ended September 30, 2018.

Note 15. Share-Based Awards
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2019:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	27,310,110	$34.04	6.23	$97,941
Granted	7,401,975	39.52
Exercised	(1,891,111)	21.69
Forfeited or cancelled	(1,840,756)	41.36
Outstanding at September 30, 2019	30,980,218	35.67	6.37	59,722
Vested and exercisable at September 30, 2019	18,305,093	32.26	4.78	55,130

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	45%	42%	45%-47%	42%-45%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.61%	2.84%	1.61%-2.53%	2.52%-2.84%
Weighted-average expected life	5.00 years	4.50 years	4.75-5.25 years	4.50-5.00 years
Weighted-average fair value of options granted	$14.15	$19.21	$16.55	$20.89

As of September 30, 2019, there was a total of $193.0 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2019	5,266,324	$42.19
Granted	4,492,544	37.79
Vested	(1,633,962)	40.41
Forfeited or cancelled	(933,917)	41.38
Unvested outstanding at September 30, 2019	7,190,989	39.95

As of September 30, 2019, there was a total of $265.6 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,062	$969	$2,878	$3,180
Sales and marketing	6,588	5,911	19,039	17,413
Technology and development	18,034	15,031	51,942	40,920
General and administrative	16,444	19,771	78,025	49,853
Total	$42,128	$41,682	$151,884	$111,366

On February 21, 2019, Zillow Group announced the appointment of Richard N. Barton as Zillow Group’s Chief Executive Officer, effective February 21, 2019. Mr. Barton succeeds Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010 and who remains a member of Zillow Group’s board of directors. In connection with Mr. Rascoff’s resignation as Chief Executive Officer, Zillow Group entered into an Executive Departure Agreement and Release (the “Agreement”) with Mr. Rascoff. Pursuant to the Agreement, Mr. Rascoff remained a full-time employee of Zillow Group until March 22, 2019 (the “Departure Date”) in order to provide transition services until such date. Pursuant to the Agreement, Mr. Rascoff received, among other things, accelerated vesting of outstanding stock options held by Mr. Rascoff as of the Departure Date by an additional eighteen months from the Departure Date. Options not vested as of the Departure Date, taking into account the foregoing vesting acceleration, were terminated. Each of Mr. Rascoff’s vested stock options outstanding as of the Departure Date will remain exercisable until, except for any later date contemplated by the following proviso, the earlier of (x) the third anniversary of the Departure Date and (y) the latest day upon which the option would have expired by its original terms under any circumstances (the “Option Expiration Outside Date”); provided, however, that the options will remain exercisable for so long as Mr. Rascoff serves on Zillow Group’s board of directors (but not later than any applicable Option Expiration Outside Date), and if Mr. Rascoff ceases to serve on Zillow Group’s board of directors on or after the third anniversary of the Departure Date, each option will remain exercisable until the earlier of (i) ninety days from the final date of Mr. Rascoff’s service on Zillow Group’s board of directors and (ii) the applicable Option Expiration Outside Date. The change in the exercise period of the options as well as the vesting acceleration pursuant to the Agreement have been accounted for as equity modifications, and we recorded $26.4 million of share-based compensation expense associated with the modifications in the nine months ended September 30, 2019. We measured the modification charge by calculating the incremental fair value of the modified award compared to the fair value of the original award immediately prior to the modification. The value of the modified awards as of the modification date was estimated using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 46%-47%, a risk-free interest rate of 2.47%-2.49% and a weighted-average expected life of 3.84-5.25 years.
Note 16. Net Loss Per Share
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average Class A common stock and Class C capital stock option awards outstanding	18,900	21,766	19,394	23,508
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	6,964	5,072	6,690	4,891
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	424	410	424	410
Total Class A common stock and Class C capital stock equivalents	26,288	27,248	26,508	28,809

Since the Company expects to settle the principal amount of the outstanding convertible notes maturing in 2021, 2023, 2024 and 2026 in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread for each of the notes has a dilutive impact on diluted net income per share when the market price of the Company’s Class C capital stock at the end of the period exceeds the conversion price per share. The following table presents the conversion spread and conversion price per share of Class C capital stock for each of the convertible senior notes (in thousands, except per share amounts):

Maturity Date	Conversion Spread	Conversion Price per Share
September 1, 2026	11,492	$43.51
September 1, 2024	13,790	43.51
July 1, 2023	4,769	78.37
December 1, 2021	8,785	52.36

Note 17. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2019 and 2030. For additional information regarding our lease agreements, see Note 12.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. As of September 30, 2019, the value of homes under contract that have not closed was $221.1 million.
Letters of Credit
As of September 30, 2019, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.1 million and $8.9 million, respectively, as of September 30, 2019 and December 31, 2018.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of September 30, 2019 or December 31, 2018.
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In

December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On March 15, 2019, after the Company had filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court, the Ninth Circuit Court of Appeals issued an opinion that, among other things, (i) affirmed the district court’s grant of summary judgment in favor of Zillow on direct infringement of images on Zillow’s listing site, (ii) affirmed the district court’s grant in favor of Zillow of judgment notwithstanding the verdict on certain images that were displayed on the Zillow Digs site, (iii) remanded consideration of the issue whether VHT’s images on the Zillow Digs site were part of a compilation or individual photos, and (iv) vacated the jury’s finding of willful infringement. On October 7, 2019, the United States Supreme Court denied VHT’s petition for writ of certiorari seeking review of certain rulings by the Ninth Circuit Court of Appeals. We do not believe there is a reasonable possibility that a material loss may be incurred related to this complaint.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. On October 11, 2019, plaintiffs filed a motion for class certification. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We do not believe a loss related to this complaint is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. Plaintiffs opposed our motion to dismiss on October 7, 2019 and we filed our reply to plaintiffs’ opposition to our motion to dismiss on November 6, 2019. We do not believe a loss is probable related to these lawsuits.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the United States District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this complaint; however, the possible loss or range of loss is not estimable.

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
Note 18. Related Party Transactions
On April 3, 2019, we entered into a Charter Service Agreement with Executive Jet Management, Inc. for the occasional use by us of an aircraft owned by an entity that is owned by Mr. Lloyd Frink, our Executive Chairman and President, for business travel. We recognized approximately $0.1 million and $0.3 million in expenses pursuant to the Charter Service Agreement for the three- and nine-month periods ended September 30, 2019, respectively.
Note 19. Self-Insurance
We are self-insured for medical benefits and dental benefits for all qualifying Zillow Group employees. The medical plan carries a stop-loss policy which provides protection when cumulative medical claims exceed 125% of expected claims for the plan year with a limit of $1.0 million and from individual claims during the plan year exceeding $500,000. We record estimates of the total costs of claims incurred based on an analysis of historical data and independent estimates. Our liability for self-insured claims is included within accrued compensation and benefits in our condensed consolidated balance sheets and was $3.6 million and $3.9 million, respectively, as of September 30, 2019 and December 31, 2018.
Note 20. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $5.6 million and $4.1 million, respectively, for the three months ended September 30, 2019 and 2018, and $15.7 million and $11.9 million, respectively, for the nine months ended September 30, 2019 and 2018.
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
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of loss before income taxes by segment. This information is included in the following tables for the periods presented (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Homes	$384,626	$—	$—	$11,018	$—	$—
Premier Agent	—	240,698	—	—	232,703	—
Rentals	—	44,430	—	—	37,319	—
Other	—	50,162	—	—	43,616	—
Mortgages	—	—	25,292	—	—	18,438
Total revenue	384,626	335,290	25,292	11,018	313,638	18,438
Costs and expenses:
Cost of revenue	370,796	24,318	4,721	10,226	25,186	1,260
Sales and marketing	49,186	118,514	13,647	4,650	117,522	6,562
Technology and development	20,651	94,656	8,667	6,128	93,930	5,256
General and administrative	22,174	55,749	10,570	6,010	60,678	4,055
Impairment costs	—	—	—	—	10,000	—
Acquisition-related costs	—	—	—	—	—	1,405
Integration costs	—	—	5	—	—	523
Total costs and expenses	462,807	293,237	37,610	27,014	307,316	19,061
Income (loss) from operations	(78,181)	42,053	(12,318)	(15,996)	6,322	(623)
Segment other income	—	—	344	—	—	—
Segment interest expense	(9,689)	—	(280)	(432)	—	—
Income (loss) before income taxes (1)	$(87,870)	$42,053	$(12,254)	$(16,428)	$6,322	$(623)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Homes	$762,022	$—	$—	$11,018	$—	$—
Premier Agent	—	690,394	—	—	677,320	—
Rentals	—	124,938	—	—	99,670	—
Other	—	141,899	—	—	123,445	—
Mortgages	—	—	79,637	—	—	56,766
Total revenue	762,022	957,231	79,637	11,018	900,435	56,766
Costs and expenses:
Cost of revenue	733,947	74,628	13,829	10,312	72,070	3,736
Sales and marketing	107,457	380,608	42,302	7,035	384,241	22,476
Technology and development	51,130	276,886	24,058	12,154	270,978	16,491
General and administrative	54,339	181,270	31,497	11,964	163,303	12,128
Impairment costs	—	—	—	—	10,000	—
Acquisition-related costs	—	—	—	—	27	2,037
Integration costs	—	—	650	—	—	523
Total costs and expenses	946,873	913,392	112,336	41,465	900,619	57,391
Income (loss) from operations	(184,851)	43,839	(32,699)	(30,447)	(184)	(625)
Segment other income	—	—	1,059	—	—	—
Segment interest expense	(19,346)	—	(668)	(432)	—	—
Income (loss) before income taxes (1)	$(204,197)	$43,839	$(32,308)	$(30,879)	$(184)	$(625)

(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total segment loss before income taxes	$(58,071)	$(10,729)	$(192,666)	$(31,688)
Corporate interest expense	(16,533)	(12,236)	(41,851)	(26,496)
Corporate other income	8,655	7,773	26,566	13,308
Consolidated loss before income taxes	$(65,949)	$(15,192)	$(207,951)	$(44,876)

Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.

Note 22. Subsequent Events
Issuance of Additional 0.75% Convertible Senior Notes due in 2024
On October 9, 2019, the Company issued $73.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2024 (the “Additional Notes”). The Additional Notes were sold pursuant to the initial purchasers’ partial exercise of their option to purchase such notes, granted in connection with the offering of the 2024 Notes. For additional details related to the 2024 Notes, please see Note 13. The Additional Notes have the same terms, and were issued under the same indenture, as the 2024 Notes. The net proceeds from the offering of the Additional Notes were approximately $72.0 million, after deducting fees and expenses payable by the Company. The Company used approximately $9.1 million of the net proceeds to pay the cost of the capped call transactions entered into in connection with the issuance of the Additional Notes. The Additional Notes will be separated into liability and equity components, with the liability component classified as long-term debt and the equity component, reflecting the conversion option, included in additional paid-in capital in our consolidated balance sheet. The premiums paid for the capped call confirmations will be included as a net reduction to additional paid-in capital within shareholders’ equity.
Extension of Warehouse Line of Credit
On October 11, 2019, Zillow Home Loans extended the term of its $50.0 million warehouse line of credit previously maturing on October 15, 2019 such that it now matures on October 31, 2019.
Entry into Revolving Credit Agreement
On October 21, 2019, certain of Zillow Group’s wholly owned subsidiaries entered into a credit agreement with Goldman Sachs Bank USA, as the lender, and certain other parties thereto (the “GS Credit Agreement”). The GS Credit Agreement provides for a maximum borrowing capacity of $500.0 million (the “Maximum Amount”) subject to the satisfaction of certain conditions, through a credit facility secured by a pledge of the assets and equity of certain subsidiaries that purchase and sell select residential properties through Zillow Offers. The lender has the discretion to determine the borrowing capacity available under the credit facility, up to the Maximum Amount. The GS Credit Agreement has an initial term of two years which may be extended for one additional period of six months, subject to the satisfaction of certain conditions. The stated interest rate is one-month LIBOR plus an applicable margin. The GS Credit Agreement includes customary representations and warranties, covenants (including financial covenants applicable to Zillow Group), and provisions regarding events of default. The GS Credit Agreement includes repayment terms similar to the repayment terms under our other two credit facilities that finance the purchase of residential properties through Zillow Offers. The GS Credit Agreement will be classified within current liabilities in our consolidated balance sheet.
Recourse under the credit facility is limited to the assets and equity of certain Zillow Group subsidiaries that purchase and sell select residential properties through Zillow Offers. Zillow Group formed certain special purpose entities to effectuate the transactions contemplated by the GS Credit Agreement (each, an “SPE”). Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. In certain circumstances Zillow Group may be obligated to fund some or all of the payment obligations under the credit facility.
Entry into Master Repurchase Agreement
On October 29, 2019, Zillow Home Loans, LLC (“Zillow Homes Loans”) entered into a master repurchase agreement (the “Repurchase Agreement”) with Citibank, N.A. (“Citibank”) to provide funding for mortgage loans. In accordance with the Repurchase Agreement, Citibank agrees to pay Zillow Home Loans a negotiated purchase price for eligible loans and Zillow Home Loans simultaneously agrees to repurchase such loans from Citibank under a specified timeframe at an agreed upon price that includes interest. The Repurchase Agreement provides for a maximum borrowing capacity of $75.0 million, including a committed amount of $25.0 million. The Repurchase Agreement matures on October 27, 2020 and includes customary representations and warranties, covenants and provisions regarding events of default. Transactions under the Repurchase Agreement bear interest at the one-month LIBOR plus an applicable margin, as defined in the Repurchase Agreement. We have not yet determined the impact this Repurchase Agreement will have on our financial statements.

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
Overview of our Business
Zillow Group, Inc. houses one of the largest portfolios of real estate brands on mobile and the web. Zillow Group is committed to leveraging its proprietary data, technology and innovations to make home buying, selling, financing and renting a seamless, on-demand experience for consumers. As its flagship brand, Zillow now offers a fully integrated home shopping experience that includes access to for sale and rental listings, Zillow Offers, which provides a hassle-free way to buy and sell homes directly through Zillow, and Zillow Home Loans, Zillow’s affiliated lender that provides an easy way to receive mortgage pre-approvals and financing. Other consumer brands include Trulia, StreetEasy, HotPads, Naked Apartments and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions to help real estate professionals maximize business opportunities and connect with millions of consumers. Zillow Group also operates a number of business brands for real estate, rental and mortgage professionals, including Mortech, dotloop, Bridge Interactive and New Home Feed.
Reportable Segments and Revenue Overview
As of January 1, 2019, Zillow Group has three reportable segments: the Homes segment, the Internet, Media & Technology (“IMT”) segment and the Mortgages segment. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service. The IMT segment includes the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Mortgages segment includes the financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and our Mortech mortgage software solutions.
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
In October 2018, we began testing a new Flex pricing model for Premier Agent and Premier Broker advertising services in limited markets. With the Flex model, Premier Agent and Premier Brokers are provided with impressions and connections at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of those leads.
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
During the three months ended September 30, 2019, we generated total revenue of $745.2 million, as compared to $343.1 million in the three months ended September 30, 2018, an increase of $402.1 million, or 117%. This increase was primarily the result of the addition of $373.6 million in Homes revenue, an $8.0 million, or 3% increase in Premier Agent revenue, a $7.1 million, or 19% increase in Rentals revenue, a $6.9 million, or 37% increase in Mortgages revenue and a $6.5 million, or 15% increase in Other revenue. There were approximately 195.6 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2019, representing year-over-year growth of 5%. Visits increased 11% to 2,104.9 million for the three months ended September 30, 2019 from 1,888.9 million for the three months ended September 30, 2018.
On September 9, 2019, we issued $600.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2024 (the “2024 Notes”) and $500.0 million aggregate principal amount of 1.375% Convertible Senior Notes due 2026 (the “2026 Notes”). The net proceeds from the issuances of the 2024 Notes and 2026 Notes were approximately $592.2 million and $493.5 million, respectively, in each case after deducting fees and expenses payable by Zillow Group. We used approximately $75.2 million of the net proceeds from the 2024 Notes and approximately $75.4 million of the net proceeds from the 2026 Notes to pay the cost of the capped call transactions entered into in connection with the issuances. We intend to use the remainder of the net proceeds for general corporate purposes, which may include working capital, sales and marketing activities, general and administrative matters and capital expenditures.
As of September 30, 2019, we had 5,168 full-time employees compared to 4,336 full-time employees as of December 31, 2018.
Key Metrics
Management has identified unique users and visits as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our consumer users - home buyers and sellers, renters, and individuals with or looking for a mortgage. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our Homes segment revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group, and Premier Agent revenue and display revenue depend on advertisements being served to users of our mobile applications and websites.

We count a unique user the first time an individual accesses one of our mobile applications using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile applications using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile applications within a given month, the first access to each mobile application is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain. Zillow, StreetEasy, HotPads and Naked Apartments measure unique users with Google Analytics, and Trulia measures unique users with Adobe Analytics.
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended September 30,		2018 to 2019 % Change
	2019	2018
Average Monthly Unique Users	195.6	186.6	5%
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to participate in our Zillow Offers program or use Zillow Homes Loans or more likely to be transaction-ready real estate market participants and therefore more sought-after by our real estate advertisers.
We define a visit as a group of interactions by users with the Zillow, Trulia and StreetEasy mobile applications and websites, as we monetize our Premier Agent and Premier Broker products on these mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.
Zillow and StreetEasy measure visits with Google Analytics, and Trulia measures visits with Adobe Analytics. Visits to Trulia end after thirty minutes of user inactivity. Visits to Zillow and StreetEasy end either: (i) after thirty minutes of user inactivity or at midnight; or (ii) through a campaign change. A visit ends through a campaign change if a visitor arrives via one campaign or source (for example, via a search engine or referring link on a third-party website), leaves the mobile application or website, and then returns via another campaign or source.
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended September 30,		2018 to 2019 % Change
	2019	2018
Visits	2,104.9	1,888.9	11%
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
Premier Agent and Premier Broker advertising products, which include the delivery of impressions and validated consumer connections, or leads, are primarily offered on a share of voice basis. Payment is received prior to the delivery of impressions and connections. Impressions are delivered when an advertisement appears on pages viewed by users of our mobile applications and websites and connections are delivered when consumer contact information is provided to Premier Agents and Premier Brokers. We do not promise any minimum or maximum number of impressions to customers, but instead control when and how many impressions to deliver based on a customer’s share of voice. We determine the number of impressions and connections to deliver to Premier Agents and Premier Brokers in each zip code using a market-based pricing method in consideration of the total amount spent by Premier Agents and Premier Brokers to purchase impressions and connections in the zip code during the month. This results in the delivery of impressions and connections over time in proportion to each Premier Agent’s and Premier Broker’s share of voice. A Premier Agent’s or Premier Broker’s share of voice in a zip code is determined by their proportional monthly prepaid spend in that zip code as a percentage of the total monthly prepaid spend of all Premier Agents and Premier Brokers in that zip code, and includes both the share of impressions delivered as advertisements appearing on pages viewed by users of our mobile applications and websites, as well as the proportion of consumer connections a Premier Agent or Premier Broker receives. The number of impressions and connections delivered for a given spend level is dynamic - as demand for advertising in a zip code increases or decreases, the number of impressions and connections delivered to a Premier Agent or Premier Broker in that zip code decreases or increases accordingly.
We primarily recognize revenue related to the Premier Agent and Premier Broker products and services based on the monthly prepaid spend recognized on a straight-line basis during the monthly billing period over which the products and services are provided. This methodology best depicts how we satisfy our performance obligations to customers, as we continuously transfer control of the performance obligations to the customer over time. Given a Premier Agent or Premier Broker typically prepays their monthly spend and the monthly spend is refunded on a pro-rata basis upon cancellation of the contract by a customer at any point in time, we have determined that Premier Agent and Premier Broker contracts are effectively daily contracts, and each performance obligation is satisfied over time as each day lapses. We have not allocated the transaction price to each performance obligation within our Premier Agent and Premier Broker arrangements, as the amounts recognized would be the same irrespective of any allocation.
In October 2018, we began testing a new pricing model, Flex, for Premier Agent and Premier Broker advertising services in limited markets. With the Flex model, Premier Agents and Premier Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of the leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions and the value of those transactions. During this testing phase, we recognize revenue when we receive payment for a real estate transaction closed with a Flex lead. We will continuously reevaluate this determination and the point at which we may begin to estimate variable consideration and record revenue as performance obligations are transferred.
Rentals Revenue. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants. Rentals revenue primarily includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, cost per click, cost per lease, cost per listing or cost per impression basi

s. We recognize revenue as leads, clicks and impressions are provided to rental professionals, or as rental listings are published on our mobile applications and websites, which is the amount for which we have the right to invoice. The number of leases generated through our rentals pay per lease product during the period is accounted for as variable consideration, and we estimate the amount of variable consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
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
Mortgages Revenue. Mortgages revenue includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect services, and on a subscription basis, including a portion of our Connect service. Zillow Group operates Custom Quote and Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect and Custom Quote cost per lead marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our Connect subscription mortgage marketing product, participating qualified mortgage professionals generally prepay a monthly subscription fee, which they then allocate to desired geographic counties. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals.
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
Beginning in the fourth quarter of 2018, mortgages revenue also includes revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender. We elect the fair value option for our mortgage loans held for sale, which are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are closed. Net origination costs and fees associated with mortgage loans are recognized as incurred. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers in the secondary mortgage market within a short period of time after origination.
Mortgages revenue also includes revenue generated by Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform, for which we recognize revenue on a straight-line basis during the contractual period over which the services are provided.

Costs and Expenses
Cost of Revenue. Our cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense and costs associated with hosting our mobile applications and websites. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire and make certain repairs and updates to each home, including associated overhead costs, as well as inventory valuation adjustments. For our IMT and Mortgages segment, cost of revenue also includes credit card fees and ad serving costs paid to third parties. For our Mortgages segment, our cost of revenue consists of lead acquisition costs and direct costs to originate loans, including underwriting and processing costs.
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, marketing and public relations employees and depreciation expense. For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs incurred during the period that homes are listed for sale, including utilities, taxes and maintenance. For our Mortgages segment, sales and marketing expenses also include headcount expenses for loan officers and specialists supporting Zillow Home Loans.
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
Integration Costs. Integration costs consist of expenses incurred to incorporate operations, systems, technology and rights and responsibilities of acquired companies, during both pre-closing and post-closing periods, into Zillow Group’s business. For the three and nine month periods ended September 30, 2019, integration costs primarily include consulting-related expenses incurred in connection with the integration of Zillow Home Loans.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments. For our Mortgages segment, other income includes interest income earned on mortgage loans held for sale.

Interest Expense
Our corporate interest expense consists of interest on Trulia’s Convertible Senior Notes due in 2020 (the “2020 Notes”) we guaranteed in connection with our February 2015 acquisition of Trulia, interest on the Convertible Senior Notes due in 2021 (the “2021 Notes”) we issued in December 2016, interest on the Convertible Senior Notes due in 2023 (the “2023 Notes”) we issued in July 2018, and interest on the 2024 Notes and the 2026 Notes we issued in September 2019. Interest is payable on the 2020 Notes at the rate of 2.75% semi-annually on June 15 and December 15 of each year. Interest is payable on the 2021 Notes at the rate of 2.00% semi-annually on June 1 and December 1 of each year. Interest is payable on the 2023 Notes at the rate of 1.50% semi-annually on January 1 and July 1 of each year. Interest is payable on the 2024 Notes at the rate of 0.75% semi-annually on March 1 and September 1 of each year. Interest is payable on the 2026 Notes at the rate of 1.375% semi-annually on March 1 and September 1 of each year.
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
For our Mortgages segment, interest expense includes interest on the warehouse lines of credit related to our Zillow Home Loans business. Each warehouse line of credit provides for a current and maximum borrowing capacity of $50.0 million, or $100.0 million in total. Borrowings on the warehouse lines of credit bear interest at the one-month LIBOR rate plus an applicable margin, as defined in the credit agreements.
Income Taxes
We are subject to federal and state income taxes in the United States and in Canada. As of September 30, 2019 and December 31, 2018, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,081.7 million as of December 31, 2018, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $32.5 million (tax effected) as of December 31, 2018.
We recorded an income tax benefit of $1.3 million for the three months ended September 30, 2019 and an income tax benefit of $3.8 million for the nine months ended September 30, 2019.
We recorded an income tax benefit of $14.7 million for the three months ended September 30, 2018, which was calculated as the difference between the income tax benefit of $22.7 million recorded for the nine months ended September 30, 2018 and the income tax benefit of $8.0 million recorded for the six months ended June 30, 2018. The $22.7 million tax benefit recorded for the nine months ended September 30, 2018 was comprised of a $1.9 million income tax benefit, which was calculated using an estimate of our annual effective tax rate of 4.3% applied to our loss before income taxes of $44.9 million for the nine months ended September 30, 2018 and a $20.8 million discrete income tax benefit as a result of the treatment of stock compensation windfall deductions and the impact from the Tax Cuts and Jobs Act (the “Tax Act”) related to IRC Section 162(m). Our estimated annual effective tax rate for the nine months ended September 30, 2018 was primarily impacted by the release in valuation allowance resulting from indefinite-lived deferred tax assets and their ability to offset indefinite-lived intangible deferred tax liabilities.
As of September 30, 2018, we had completed our accounting for the income tax effects related to the deduction limitations on compensation under the Tax Act and recorded a discrete tax benefit adjustment of $3.3 million during the three months ended September 30, 2018. The Internal Revenue Service provided further guidance in applying the written binding contracts requirement under the Tax Act and certain of our executive compensation previously eligible to be deducted for tax purposes under Section 162(m) of the Internal Revenue Code will be considered grandfathered and, therefore, will continue to be deductible. Based on the clarification of these rules, the accounting related to the Section 162(m) limitation of the Internal Revenue Code was considered complete and we recorded a $5.9 million discrete tax benefit adjustment related to this item for the nine months ended September 30, 2018.

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
The following tables present our results of operations for the periods indicated and as a percentage of total revenue (in thousands, except per share and percentage data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statements of Operations Data:
Revenue:
Homes	$384,626	$11,018	$762,022	$11,018
IMT	335,290	313,638	957,231	900,435
Mortgages	25,292	18,438	79,637	56,766
Total revenue	745,208	343,094	1,798,890	968,219
Cost of revenue (exclusive of amortization) (1)(2):
Homes	370,796	10,226	733,947	10,312
IMT	24,318	25,186	74,628	72,070
Mortgages	4,721	1,260	13,829	3,736
Total cost of revenue	399,835	36,672	822,404	86,118
Sales and marketing (1)	181,347	128,734	530,367	413,752
Technology and development (1)	123,974	105,314	352,074	299,623
General and administrative (1)	88,493	70,743	267,106	187,395
Impairment costs	—	10,000	—	10,000
Acquisition-related costs	—	1,405	—	2,064
Integration costs	5	523	650	523
Total costs and expenses	793,654	353,391	1,972,601	999,475
Loss from operations	(48,446)	(10,297)	(173,711)	(31,256)
Other income	8,999	7,773	27,625	13,308
Interest expense	(26,502)	(12,668)	(61,865)	(26,928)
Loss before income taxes	(65,949)	(15,192)	(207,951)	(44,876)
Income tax benefit	1,300	14,700	3,800	22,700
Net loss	$(64,649)	$(492)	$(204,151)	$(22,176)
Net loss per share — basic and diluted	$(0.31)	$—	$(0.99)	$(0.11)
Weighted-average shares outstanding — basic and diluted	207,002	202,416	205,766	195,208
Other Financial Data:
Segment income (loss) before income taxes
Homes segment	$(87,870)	$(16,428)	$(204,197)	$(30,879)
IMT segment	$42,053	$6,322	$43,839	$(184)
Mortgages segment	$(12,254)	$(623)	$(32,308)	$(625)
Adjusted EBITDA (3)
Homes segment	$(67,825)	$(13,409)	$(158,801)	$(25,274)
IMT segment	91,102	75,363	216,204	181,764
Mortgages segment	(7,435)	4,211	(15,342)	11,985
Total Adjusted EBITDA	$15,842	$66,165	$42,061	$168,475

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(1) Includes share-based compensation as follows:
Cost of revenue	$1,062	$969	$2,878	$3,180
Sales and marketing	6,588	5,911	19,039	17,413
Technology and development	18,034	15,031	51,942	40,920
General and administrative	16,444	19,771	78,025	49,853
Total	$42,128	$41,682	$151,884	$111,366
(2) Amortization of website development costs and intangible assets included in technology and development	$15,835	$18,165	$44,891	$61,735
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, which is net loss on a consolidated basis and income (loss) before income taxes for each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Percentage of Revenue:
Revenue:
Homes	52%	3%	42%	1%
IMT	45	91	53	93
Mortgages	3	5	4	6
Total revenue	100	100	100	100
Cost of revenue (exclusive of amortization):
Homes	50	3	41	1
IMT	3	7	4	7
Mortgages	1	—	1	—
Total cost of revenue	54	11	46	9
Sales and marketing	24	38	29	43
Technology and development	17	31	20	31
General and administrative	12	21	15	19
Impairment costs	0	3	0	1
Acquisition-related costs	0	—	0	—
Integration costs	—	—	—	—
Total costs and expenses	107	103	110	103
Loss from operations	(7)	(3)	(10)	(3)
Other income	1	2	2	1
Interest expense	(4)	(4)	(3)	(3)
Loss before income taxes	(9)	(4)	(12)	(5)
Income tax benefit	—	4	—	2
Net loss	(9)%	—%	(11)%	(2)%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in total and for each segment, each a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA in total to net loss and Adjusted EBITDA by segment to income (loss) before income taxes for each segment, the most directly comparable GAAP financial measures.

We have included Adjusted EBITDA in total and for each segment in this Quarterly Report on Form 10-Q as they are key metrics used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
Our use of Adjusted EBITDA in total and for each segment has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Because of these limitations, you should consider Adjusted EBITDA in total and for each segment alongside other financial performance measures, including various cash flow metrics, net loss, income (loss) before income taxes for each segment and our other GAAP results.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net loss on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in thousands, unaudited):

	Three Months Ended September 30, 2019
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(64,649)
Income tax benefit	N/A	N/A	N/A	N/A	(1,300)
Income (loss) before income taxes	$(87,870)	$42,053	$(12,254)	$(7,878)	$(65,949)
Other income	—	—	(344)	(8,655)	(8,999)
Depreciation and amortization expense	2,331	18,362	1,467	—	22,160
Share-based compensation expense	8,025	30,687	3,416	—	42,128
Interest expense	9,689	—	280	16,533	26,502
Adjusted EBITDA	$(67,825)	$91,102	$(7,435)	$—	$15,842

	Three Months Ended September 30, 2018
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(492)
Income tax benefit	N/A	N/A	N/A	N/A	(14,700)
Income (loss) before income taxes	$(16,428)	$6,322	$(623)	$(4,463)	$(15,192)
Other income	—	—	—	(7,773)	(7,773)
Depreciation and amortization expense	368	22,053	954	—	23,375
Share-based compensation expense	2,219	36,988	2,475	—	41,682
Impairment costs	—	10,000	—	—	10,000
Acquisition-related costs	—	—	1,405	—	1,405
Interest expense	432	—	—	12,236	12,668
Adjusted EBITDA	$(13,409)	$75,363	$4,211	$—	$66,165

	Nine Months Ended September 30, 2019
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(204,151)
Income tax benefit	N/A	N/A	N/A	N/A	(3,800)
Income (loss) before income taxes	$(204,197)	$43,839	$(32,308)	$(15,285)	$(207,951)
Other income	—	—	(1,059)	(26,566)	(27,625)
Depreciation and amortization expense	5,384	54,264	4,240	—	63,888
Share-based compensation expense	20,666	118,101	13,117	—	151,884
Interest expense	19,346	—	668	41,851	61,865
Adjusted EBITDA	$(158,801)	$216,204	$(15,342)	$—	$42,061

	Nine Months Ended September 30, 2018
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Loss Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(22,176)
Income tax benefit	N/A	N/A	N/A	N/A	(22,700)
Loss before income taxes	$(30,879)	$(184)	$(625)	$(13,188)	$(44,876)
Other income	—	—	—	(13,308)	(13,308)
Depreciation and amortization expense	608	72,168	3,525	—	76,301
Share-based compensation expense	4,565	99,753	7,048	—	111,366
Impairment costs	—	10,000	—	—	10,000
Acquisition-related costs	—	27	2,037	—	2,064
Interest expense	432	—	—	26,496	26,928
Adjusted EBITDA	$(25,274)	$181,764	$11,985	$—	$168,475

(1) We use income (loss) before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net loss and income tax benefit are calculated and presented only on a consolidated basis within our financial statements.
(2) Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Three Months Ended September 30,		2018 to 2019 % Change
	2019	2018
Homes	$384,626	$11,018	3,391%
IMT Revenue:
Premier Agent	240,698	232,703	3%
Rentals	44,430	37,319	19%
Other	50,162	43,616	15%
Total IMT revenue	335,290	313,638	7%
Mortgages	25,292	18,438	37%
Total revenue	$745,208	$343,094	117%
The following table presents Zillow Group’s revenue by category and by segment as percentages of total revenue for the periods presented (unaudited):

	Three Months Ended September 30,
	2019	2018
Percentage of Total Revenue:
Homes	52%	3%
IMT Revenue:
Premier Agent	32	68
Rentals	6	11
Other	7	13
Total IMT revenue	45	91
Mortgages	3	5
Total revenue	100%	100%

Total revenue increased by $402.1 million, or 117%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in total revenue was primarily attributable to our Zillow Offers business, which began selling homes in July of 2018. Homes revenue grew to $384.6 million for the three months ended September 30, 2019 from $11.0 million for the three months ended September 30, 2018, an increase of $373.6 million. There were approximately 195.6 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2019 compared to 186.6 million average monthly unique users for the three months ended September 30, 2018, representing year-over-year growth of 5%. Visits increased 11% to 2,104.9 million for the three months ended September 30, 2019 from 1,888.9 million for the three months ended September 30, 2018. The increases in unique users and visits increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Homes Segment
Homes revenue was $384.6 million for the three months ended September 30, 2019 due to the sale of 1,211 homes at an average selling price of $317.6 thousand per home. For the three months ended September 30, 2018, Homes revenue was $11.0 million as a result of the sale of 36 homes at an average selling price of $306.1 thousand per home. The increase in Homes revenue was due to an increase in the number of homes sold in the period as consumer adoption of Zillow Offers increases in geographic areas in which it is currently operating and as Zillow Offers expands into new geographic markets. As of September 30, 2019, Zillow Offers was operating in 19 metropolitan areas.
IMT Segment
Premier Agent Revenue. Premier Agent revenue grew to $240.7 million for the three months ended September 30, 2019 from $232.7 million for the three months ended September 30, 2018, an increase of $8.0 million, or 3%. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 11% to 2,104.9 million for the three months ended September 30, 2019 from 1,888.9 million for the three months ended September 30, 2018. The increase in visits increased the number of impressions and leads we could monetize in our Premier Agent marketplace. Advertiser churn, or exit from our advertising platform, normalized throughout 2019, which contributed to the increase in Premier Agent revenue during the three months ended September 30, 2019.
Premier Agent revenue per visit decreased by 7% to $0.114 for the three months ended September 30, 2019 from $0.123 for the three months ended September 30, 2018. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe the decrease in Premier Agent revenue per visit was primarily a result of changes we made to our Premier Agent and Premier Broker programs in 2018. For example, in April 2018, we began testing a new method of consumer lead validation and distribution to our Premier Agent and Premier Broker advertisers. A validated consumer connection is made when a consumer who is interested in connecting with a real estate professional does not select a specific Premier Agent or Premier Broker with whom they want to connect through one of our mobile applications or websites; applying the new model, these validated consumer leads are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. This transition to the new lead validation and distribution process resulted in a decrease in the total number of leads received by some advertisers and increased advertiser churn in the third and fourth quarters of 2018 as current and prospective Premier Agents and Premier Brokers evaluated the value of these higher-quality leads and market-based pricing continued to take effect. We believe we made appropriate adjustments to the Premier Agent and Premier Broker programs to help address this advertiser churn, by, for example, decreasing the number of screening questions posed to consumers during the consumer lead validation process, in an effort to return to prior lead volumes, and setting price caps on the cost per impression and cost per lead paid by Premier Agents and Premier Brokers to help stabilize auction-based pricing dynamics in certain markets, as advertiser churn normalized throughout 2019.
Premier Agent revenue for the three months ended September 30, 2019 also included an immaterial amount of revenue generated from our initial testing of a new pricing model for Premier Agent and Premier Broker advertisers, Flex, in limited markets. With the Flex model, Premier Agents and Premiers Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of the leads. We expect to extend the testing of this pricing model to two additional regions during the fourth quarter of 2019, and we may extend the testing of this pricing model to additional regions in the future.
Rentals Revenue. Rentals revenue was $44.4 million for the three months ended September 30, 2019 compared to $37.3 million for the three months ended September 30, 2018, an increase of $7.1 million, or 19%. The increase in Rentals revenue was positively impacted by an increase in quarterly revenue per average monthly rental listing, which increased 22% to approximately $1,113 for the three months ended September 30, 2019 from approximately $911 for the three months ended September 30, 2018. We calculate quarterly revenue per average monthly rental listing by dividing total Rentals revenue for the period by the average monthly deduplicated rental listings for the period and then dividing by the number of quarters in the period. The increase in quarterly revenue per average monthly rental listing was primarily driven by an increase in revenue from our Rentals application product and revenue from our Rentals cost per impression product. The increase in Rentals revenue was also attributable to an increase in the number of average monthly rental listings on our mobile applications and websites, which increased to 41,245 average monthly rental listings for the three months ended September 30, 2019 from 40,962 average monthly rental listings for the three months ended September 30, 2018. Average monthly rental listings include the average monthly monetized, deduplicated rental listings for the period, which are displayed across all of our mobile applications and websites. An increase in rental listings on our mobile applications and websites increases the likelihood that a consumer will contact a rental professional, which in turn increases the likelihood of a lead, click, lease or listing that we monetize. Finally, the increase in Rentals revenue was also driven in part by the 11% increase in visits to 2,104.9 million for the three months ended September 30, 2019, which increases the likelihood a consumer will contact a rental professional and, in turn, increases the likelihood of a lead, click, impression or lease that we monetize.

Other Revenue. Other revenue was $50.2 million for the three months ended September 30, 2019 compared to $43.6 million for the three months ended September 30, 2018, an increase of $6.5 million, or 15%. The increase in Other revenue was primarily a result of a 20% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to higher spend in our cost per impression product and increases in adoption by and advertising sales to new home builders through our new construction platform.
Mortgages Segment
Mortgages revenue was $25.3 million for the three months ended September 30, 2019 compared to $18.4 million for the three months ended September 30, 2018, an increase of $6.9 million, or 37%. The increase in mortgages revenue was primarily a result of the addition of revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender, which we acquired in the fourth quarter of 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Nine Months Ended September 30,		2018 to 2019 % Change
	2019	2018
Homes	$762,022	$11,018	6,816%
IMT Revenue:
Premier Agent	690,394	677,320	2%
Rentals	124,938	99,670	25%
Other	141,899	123,445	15%
Total IMT revenue	957,231	900,435	6%
Mortgages	79,637	56,766	40%
Total revenue	$1,798,890	$968,219	86%
The following table presents Zillow Group’s revenue by category and by segment as percentages of total revenue for the periods presented (unaudited):

	Nine Months Ended September 30,
	2019	2018
Percentage of Total Revenue:
Homes	42%	1%
IMT Revenue:
Premier Agent	38	70
Rentals	7	10
Other	8	13
Total IMT revenue	53	93
Mortgages	4	6
Total revenue	100%	100%
Total revenue increased by $830.7 million, or 86%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in total revenue was primarily attributable to our Zillow Offers business, which began selling homes in July of 2018. Homes revenue was $762.0 million for the nine months ended September 30, 2019 compared to $11.0 million for the nine months ended September 30, 2018. There were approximately 195.6 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2019 compared to 186.6 million average monthly unique users for the three months ended September 30, 2018, representing year-over-year growth of 5%. The increase in unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.
Homes Segment
Homes revenue was $762.0 million for the nine months ended September 30, 2019 due to the sale of 2,411 homes at an average selling price of $316.0 thousand per home. Homes revenue was $11.0 million for the nine months ended September 30, 2018 due to the sale of 36 homes at an average selling price of $306.1 thousand per home.
IMT Segment
Premier Agent Revenue. Premier Agent revenue grew to $690.4 million for the nine months ended September 30, 2019 from $677.3 million for the nine months ended September 30, 2018, an increase of $13.1 million, or 2%. Premier Agent revenue was positively impacted by an increase in visits. Visits increased 13% to 6,306.0 million for the nine months ended September 30, 2019 from 5,574.3 million for the nine months ended September 30, 2018. The increase in visits increased the number of impressions we could monetize in our Premier Agent marketplace. Year-over-year Premier Agent revenue growth slowed, which we believe was primarily due to changes made to our Premier Agent and Premier Broker advertising programs in 2018 to improve lead quality and consumer connections, which led to an increase in advertiser churn, or exit from our advertising platform. Advertiser churn has normalized throughout 2019.
During the nine months ended September 30, 2019, Premier Agent revenue also included an immaterial amount of revenue generated from our initial testing of a new pricing model for Premier Agent and Premier Broker advertisers, Flex, in limited markets.
Rentals Revenue. Rentals revenue was $124.9 million for the nine months ended September 30, 2019 compared to $99.7 million for the nine months ended September 30, 2018, an increase of $25.3 million, or 25%. Rentals revenue was positively impacted by an increase in the number of average monthly rental listings on our mobile applications and websites, which increased 6% to 40,237 average monthly rental listings for the nine months ended September 30, 2019 from 38,125 average monthly rental listings for the nine months ended September 30, 2018. The quarterly revenue per average monthly rental listing increased 20% to approximately $1,047 for the nine months ended September 30, 2019 from approximately $871 for the nine months ended September 30, 2018. The increase in quarterly revenue per average monthly rental listing is primarily due to an increase in the adoption of our rental applications product as well as an increase in the number of impressions delivered for our Rentals cost per impression product. The increase in Rentals revenue was also driven in part by the 13% increase in visits to 6,306.0 million for the nine months ended September 30, 2019.

Other Revenue. Other revenue was $141.9 million for the nine months ended September 30, 2019 compared to $123.4 million for the nine months ended September 30, 2018, an increase of $18.5 million, or 15%. The increase in Other revenue was primarily a result of a 28% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily attributable to increases in adoption by and advertising sales to new home builders through our new construction platform.
Mortgages Segment
Mortgages revenue was $79.6 million for the nine months ended September 30, 2019 compared to $56.8 million for the nine months ended September 30, 2018, an increase of $22.9 million, or 40%. The increase in mortgages revenue was primarily a result of the addition of revenue generated by Zillow Home Loans, Zillow’s affiliated mortgage lender, which we acquired in the fourth quarter of 2018.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue	$384,626	$335,290	$25,292	$11,018	$313,638	$18,438
Costs and expenses:
Cost of revenue	370,796	24,318	4,721	10,226	25,186	1,260
Sales and marketing	49,186	118,514	13,647	4,650	117,522	6,562
Technology and development	20,651	94,656	8,667	6,128	93,930	5,256
General and administrative	22,174	55,749	10,570	6,010	60,678	4,055
Impairment costs	—	—	—	—	10,000	—
Acquisition-related costs	—	—	—	—	—	1,405
Integration costs	—	—	5	—	—	523
Total costs and expenses	462,807	293,237	37,610	27,014	307,316	19,061
Income (loss) from operations	(78,181)	42,053	(12,318)	(15,996)	6,322	(623)
Other income	—	—	344	—	—	—
Interest expense	(9,689)	—	(280)	(432)	—	—
Income (loss) before income taxes (1)	$(87,870)	$42,053	$(12,254)	$(16,428)	$6,322	$(623)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands, unaudited):

	Three Months Ended September 30,
	2019	2018
Total segment loss before income taxes	$(58,071)	$(10,729)
Corporate interest expense	(16,533)	(12,236)
Corporate other income	8,655	7,773
Consolidated loss before income taxes	$(65,949)	$(15,192)
Homes Segment
Cost of Revenue. Cost of revenue was $370.8 million for the three months ended September 30, 2019 compared to $10.2 million for the three months ended September 30, 2018, an increase of $360.6 million. The increase in cost of revenue was primarily attributable to home acquisition and renovation costs related to the 1,211 homes that we sold during the period compared to the sale of 36 homes during the three months ended September 30, 2018. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue and expansion of Zillow Offers into new markets.
Sales and Marketing. Sales and marketing expenses were $49.2 million for the three months ended September 30, 2019 compared to $4.7 million for the three months ended September 30, 2018, an increase of $44.5 million. The increase in sales and marketing expenses was primarily attributable to a $16.4 million increase in selling expenses directly attributable to the resale of homes, an $11.9 million increase in headcount-related expenses, including share-based compensation expense, a $7.4 million increase in holding costs, a $5.2 million increase in marketing and advertising expenses and a $3.6 million increase in miscellaneous expenses.
Sales and marketing expenses include $7.7 million in holding costs for the three months ended September 30, 2019 and $0.3 million in holding costs for the three months ended September 30, 2018.
We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Homes segment.
Technology and Development. Technology and development expenses, which include research and development costs, were $20.7 million for the three months ended September 30, 2019 compared to $6.1 million for the three months ended September 30, 2018, an increase of $14.5 million. The increase in technology and development expenses was primarily due to an $11.2 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, a $1.2 million increase in data acquisition costs, a $1.0 million increase in depreciation and amortization expense and a $1.1 million increase in miscellaneous expenses. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the purchasing and sales processes related to our Homes segment.
General and Administrative. General and administrative expenses were $22.2 million for the three months ended September 30, 2019 compared to $6.0 million for the three months ended September 30, 2018, an increase of $16.2 million. The increase in general and administrative expenses was primarily due to a $9.6 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $2.6 million increase in building lease-related expenses including rent, utilities and insurance, a $1.2 million increase in professional services fees, a $1.0 million increase software and hardware costs and a $1.8 million increase in miscellaneous expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our Homes business.
Interest Expense. Interest expense was $9.7 million for the three months ended September 30, 2019 compared to $0.4 million for the three months ended September 30, 2018, an increase of $9.3 million. The increase in interest expense was attributable to borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit facilities. We expect interest expense to increase in absolute dollars in future periods as we continue to expand our Homes business.
IMT Segment
Cost of Revenue. Cost of revenue was $24.3 million for the three months ended September 30, 2019 compared to $25.2 million for the three months ended September 30, 2018, a decrease of $0.9 million, or 3%. The decrease in cost of revenue was primarily due to a $1.0 million decrease in headcount-related expenses, including share-based compensation expense, and a $0.8 million decrease in miscellaneous expenses, partially offset by a $1.1 million increase in other direct product costs.
Sales and Marketing. Sales and marketing expenses were $118.5 million for the three months ended September 30, 2019 compared to $117.5 million for the three months ended September 30, 2018, an increase of $1.0 million, or 1%. The increase in sales and marketing expenses was primarily attributable to a $3.2 million increase in professional services fees and a $0.8 million increase in headcount-related expenses, including share-based compensation expense, partially offset by a $2.7 million decrease in marketing and advertising expenses.
Technology and Development. Technology and development expenses, which include research and development costs, were $94.7 million for the three months ended September 30, 2019 compared to $93.9 million for the three months ended September 30, 2018, an increase of $0.7 million, or 1%. Approximately $1.5 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $1.2 million increase in software and hardware costs. These increases were partially offset by a $3.2 million decrease in depreciation and amortization expense.

General and Administrative. General and administrative expenses were $55.7 million for the three months ended September 30, 2019 compared to $60.7 million for the three months ended September 30, 2018, a decrease of $4.9 million, or 8%. The decrease in general and administrative expenses was primarily due to a $6.2 million decrease in headcount-related expenses, including share-based compensation expense, and a $1.3 million decrease in miscellaneous expenses, partially offset by a $2.6 million increase in building lease-related expenses including rent, utilities and insurance.
Impairment Costs. There were no impairment costs for the three months ended September 30, 2019. Impairment costs for the three months ended September 30, 2018 consisted of the $10.0 million non-cash impairment related to our June 2017 equity investment.
Mortgages Segment
Cost of Revenue. Cost of revenue was $4.7 million for the three months ended September 30, 2019 compared to $1.3 million for the three months ended September 30, 2018, an increase of $3.5 million. The increase in cost of revenue was primarily attributable to our October 2018 acquisition of Zillow Home Loans and includes a $2.5 million increase in headcount-related expenses, including share-based compensation expense and a $0.5 million increase in mortgage loan processing costs. We expect cost of revenue to increase in absolute dollars in future years as we continue to incur more expenses that are associated with growth in revenue and expansion of Zillow Home Loans.
Sales and Marketing. Sales and marketing expenses were $13.6 million for the three months ended September 30, 2019 compared to $6.6 million for the three months ended September 30, 2018, an increase of $7.1 million, or 108%. The increase in sales and marketing expenses was primarily attributable to a $5.5 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans, and a $1.0 million increase in marketing and advertising expenses. We expect our sales and marketing expenses to increase in absolute dollars in future periods as we continue to expand the Mortgages segment.
Technology and Development. Technology and development expenses, which include research and development costs, were $8.7 million for the three months ended September 30, 2019 compared to $5.3 million for the three months ended September 30, 2018, an increase of $3.4 million, or 65%. The increase in technology and development expenses was primarily a result of a $2.6 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the origination of mortgages in Zillow Home Loans.
General and Administrative. General and administrative expenses were $10.6 million for the three months ended September 30, 2019 compared to $4.1 million for the three months ended September 30, 2018, an increase of $6.5 million. The increase in general and administrative expenses was primarily due to a $4.2 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. In addition, there was a $0.7 million increase in building lease-related expenses including rent, utilities and insurance and a $1.6 million increase in miscellaneous expenses. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our mortgage business.
Acquisition-Related Costs. There were no acquisition-related costs for the three months ended September 30, 2019. Acquisition-related costs were $1.4 million for the three months ended September 30, 2018 and related to our acquisition of Zillow Home Loans.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense was $16.5 million for the three months ended September 30, 2019 compared to $12.2 million for the three months ended September 30, 2018, an increase of $4.3 million, or 35%. This increase was primarily a result of the issuance of the 2024 Notes and 2026 Notes on September 9, 2019. We expect that our corporate interest expense will increase in future periods related to the contractual coupon interest and amortization of debt discount and debt issuance costs that will be recognized in interest expense for the 2024 Notes and 2026 Notes. For additional information regarding the convertible senior notes, see Note 13 to our condensed consolidated financial statements.
Other Income. Other income not directly attributable to any of our segments was $8.7 million for the three months ended September 30, 2019 compared to $7.8 million for the three months ended September 30, 2018, an increase of $0.9 million. This increase was due to the higher average balance of our short-term investment portfolio coupled with higher interest rates earned on our portfolio generating an increase in interest income.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue	$762,022	$957,231	$79,637	$11,018	$900,435	$56,766
Costs and expenses:
Cost of revenue	733,947	74,628	13,829	10,312	72,070	3,736
Sales and marketing	107,457	380,608	42,302	7,035	384,241	22,476
Technology and development	51,130	276,886	24,058	12,154	270,978	16,491
General and administrative	54,339	181,270	31,497	11,964	163,303	12,128
Impairment costs	—	—	—	—	10,000	—
Acquisition-related costs	—	—	—	—	27	2,037
Integration costs	—	—	650	—	—	523
Total costs and expenses	946,873	913,392	112,336	41,465	900,619	57,391
Income (loss) from operations	(184,851)	43,839	(32,699)	(30,447)	(184)	(625)
Other income	—	—	1,059	—	—	—
Interest expense	(19,346)	—	(668)	(432)	—	—
Income (loss) before income taxes (1)	$(204,197)	$43,839	$(32,308)	$(30,879)	$(184)	$(625)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Total segment loss before income taxes	$(192,666)	$(31,688)
Corporate interest expense	(41,851)	(26,496)
Corporate other income	26,566	13,308
Consolidated loss before income taxes	$(207,951)	$(44,876)
Homes Segment
Cost of Revenue. Cost of revenue was $733.9 million for the nine months ended September 30, 2019 compared to $10.3 million for the nine months ended September 30, 2018. The increase in cost of revenue for the nine months ended September 30, 2019 was primarily attributable to the increase in acquisition and renovation costs as a result of the increase in the number of homes sold from 36 homes during the nine months ended September 30, 2018 to 2,411 homes during the nine months ended September 2019.
Sales and Marketing. Sales and marketing expenses were $107.5 million for the nine months ended September 30, 2019 compared to $7.0 million for the nine months ended September 30, 2018, an increase of $100.4 million. The increase in sales and marketing expenses was primarily attributable to a $32.6 million increase in selling expenses directly attributable to the resale of homes, a $31.7 million increase in headcount-related expenses, including share-based compensation expense, a $14.0 million increase in holding costs, a $12.7 million increase in marketing and advertising expenses, a $2.8 million increase in travel expenses, a $2.0 million increase in professional services fees and a $4.6 million increase in miscellaneous expenses.

Sales and marketing expenses include $14.3 million in holding costs for the nine months ended September 30, 2019 and $0.3 million in holding costs for the nine months ended September 30, 2018.
Technology and Development. Technology and development expenses, which include research and development costs, were $51.1 million for the nine months ended September 30, 2019 compared to $12.2 million for the nine months ended September 30, 2018, an increase of $39.0 million. The increase in technology and development expenses was primarily due to a $30.9 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, a $2.7 million increase in data acquisition costs, a $2.3 million increase in depreciation and amortization expense, a $1.2 million increase in professional services fees and a $1.9 million increase in miscellaneous expenses.
General and Administrative. General and administrative expenses were $54.3 million for the nine months ended September 30, 2019 compared to $12.0 million for the nine months ended September 30, 2018, an increase of $42.4 million. The increase in general and administrative expenses was primarily due to a $25.5 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $6.2 million increase in building lease-related expenses including rent, utilities and insurance, a $2.9 million increase in professional services fees, a $2.5 million increase in software and hardware costs, a $1.7 million increase in travel expense and a $3.6 million increase in miscellaneous expenses.
Interest Expense. Interest expense was $19.3 million for the nine months ended September 30, 2019 compared to $0.4 million for the nine months ended September 30, 2018, an increase of $18.9 million. The increase in interest expense was attributable to borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our revolving credit facilities.
IMT Segment
Cost of Revenue. Cost of revenue was $74.6 million for the nine months ended September 30, 2019 compared to $72.1 million for the nine months ended September 30, 2018, an increase of $2.6 million, or 4%. The increase in cost of revenue was primarily attributable to a $4.4 million increase in data center and connectivity costs and a $1.0 million increase in miscellaneous expenses, partially offset by a $2.8 million decrease in headcount-related expenses, including share-based compensation expense.
Sales and Marketing. Sales and marketing expenses were $380.6 million for the nine months ended September 30, 2019 compared to $384.2 million for the nine months ended September 30, 2018, a decrease of $3.6 million, or 1%. The decrease in sales and marketing expenses was primarily attributable to a $19.9 million decrease in marketing and advertising expenses, partially offset by a $10.2 million increase in professional services fees and a $5.8 million increase in headcount-related expenses, including share-based compensation expense.
Technology and Development. Technology and development expenses, which include research and development costs, were $276.9 million for the nine months ended September 30, 2019 compared to $271.0 million for the nine months ended September 30, 2018, an increase of $5.9 million, or 2%. Approximately $14.3 million of the increase related to growth in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. In addition, there was a $3.4 million increase in software and hardware costs, a $2.8 million increase in other non-capitalizable data content expenses, a $1.7 million increase in the gain on disposal of assets and a $1.3 million increase in miscellaneous expenses. These increases were partially offset by a $17.6 million decrease in depreciation and amortization expense.
General and Administrative. General and administrative expenses were $181.3 million for the nine months ended September 30, 2019 compared to $163.3 million for the nine months ended September 30, 2018, an increase of $18.0 million, or 11%. The increase in general and administrative expenses was primarily due to a $17.3 million increase in headcount-related expenses driven primarily by the recognition of a total of $23.3 million of share-based compensation expense in the IMT segment during the nine months ended September 30, 2019 in connection with the modification of certain outstanding equity awards related to the departure of Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010 and who remains a member of Zillow Group’s board of directors. For additional information regarding the equity modification, see Note 15 to our condensed consolidated financial statements.

Impairment Costs. There were no impairment costs for the nine months ended September 30, 2019. Impairment costs for the nine months ended September 30, 2018 consisted of the $10.0 million non-cash impairment related to our June 2017 equity investment.
Mortgages Segment
Cost of Revenue. Cost of revenue was $13.8 million for the nine months ended September 30, 2019 compared to $3.7 million for the nine months ended September 30, 2018, an increase of $10.1 million. The increase in cost of revenue was primarily attributable to our October 2018 acquisition of Zillow Home Loans, and includes a $6.0 million increase in headcount-related expenses, including share-based compensation expense, a $1.6 million increase in mortgage loan processing costs, a $0.9 million increase in lead acquisition costs and a $1.6 million increase in miscellaneous expenses.
Sales and Marketing. Sales and marketing expenses were $42.3 million for the nine months ended September 30, 2019 compared to $22.5 million for the nine months ended September 30, 2018, an increase of $19.8 million, or 88%. The increase in sales and marketing expenses was primarily attributable to a $15.6 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans, a $2.4 million increase in marketing and advertising expenses and a $1.8 million increase in miscellaneous expenses.
Technology and Development. Technology and development expenses, which include research and development costs, were $24.1 million for the nine months ended September 30, 2019 compared to $16.5 million for the nine months ended September 30, 2018, an increase of $7.6 million, or 46%. The increase in technology and development expenses was primarily a result of a $6.0 million increase in headcount-related expenses, including share-based compensation expense, related to our October 2018 acquisition of Zillow Home Loans and a $1.6 million increase in miscellaneous expenses.
General and Administrative. General and administrative expenses were $31.5 million for the nine months ended September 30, 2019 compared to $12.1 million for the nine months ended September 30, 2018, an increase of $19.4 million. The increase in general and administrative expenses was primarily due to a $13.6 million increase in headcount-related expenses, including share-based compensation expense, primarily related to our October 2018 acquisition of Zillow Home Loans. In addition, there was a $1.8 million increase in building lease-related expenses including rent, utilities and insurance, a $1.1 million increase in professional services fees, a $1.1 million increase in software and hardware costs and a $1.8 million increase in miscellaneous expenses.
Acquisition-Related Costs. There were no acquisition-related costs for the nine months ended September 30, 2019. Acquisition-related costs were $2.0 million for the nine months ended September 30, 2018 and related to our acquisition of Zillow Home Loans.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense was $41.9 million for the nine months ended September 30, 2019 compared to $26.5 million for the nine months ended September 30, 2018, an increase of $15.4 million, or 58%. This increase was primarily due to the July 2018 issuance of our convertible senior notes maturing in 2023. Beginning in September 2019, interest expense also related to the 2024 Notes and 2026 Notes that were issued on September 9, 2019. For additional information regarding the convertible senior notes, see Note 13 to our condensed consolidated financial statements.
Other Income. Other income not directly attributable to any of our segments was $26.6 million for the nine months ended September 30, 2019 compared to $13.3 million for the nine months ended September 30, 2018, an increase of $13.3 million. This increase is primarily due to an increase in the balance of our short-term investment portfolio generating an increase in interest income.
Liquidity and Capital Resources
As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents, investments and restricted cash of $2,398.6 million and $1,567.3 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, commercial paper and certificates of deposit. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, foreign government securities, certificates of deposit and treasury bills. Restricted cash consists of amounts funded to the reserve and collection accounts related to our revolving credit facilities and amounts held in escrow related to funding home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The expansion of Zillow Group’s purchase of homes in the Zillow Offers program and sale of homes on the open market continues to have a significant impact on our liquidity and capital resources as a cash and inventory intensive initiative. We primarily use debt financing to fund a portion of the purchase price of homes and certain related costs. As of September 30, 2019, we have $698.3 million of total outstanding borrowings on revolving credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1,000.0 million. For additional information regarding the revolving credit facilities, see Note 13 and Note 22 to our condensed consolidated financial statements.
The October 31, 2018 acquisition of Zillow Home Loans also continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund the mortgage loan originations. On June 28, 2019, Zillow Home Loans amended and restated the warehouse line of credit previously maturing on June 29, 2019. The amended and restated credit agreement extends the term of the original agreement for one year through June 27, 2020, and continues to provide for a maximum borrowing capacity of $50.0 million with availability under the warehouse line of credit limited depending on the types of loans originated. On July 11, 2019, Zillow Home Loans extended the terms of its $50.0 million warehouse line of credit previously maturing on July 15, 2019 such that it now matures on October 15, 2019. As of September 30, 2019, we have $30.1 million of total outstanding borrowings on warehouse lines of credit to provide capital for Zillow Home Loans with a total maximum borrowing capacity of $100.0 million. For additional information regarding financing for Zillow Home Loans, see Note 13 and Note 22 to our condensed consolidated financial statements.
As of September 30, 2019, we have outstanding a total of $1,943.4 million aggregate principal of senior convertible notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. For additional information regarding the senior convertible notes, see Note 13 to our condensed consolidated financial statements.
On September 9, 2019, Zillow Group issued the 2024 Notes and the 2026 Notes (together, the “Notes”) in a private offering to qualified institutional buyers. The net proceeds from the offering of the 2024 Notes were approximately $592.2 million and the net proceeds from the offering of the 2026 Notes were approximately $493.5 million, in each case after deducting fees and expenses payable by the Company. We used approximately $75.2 million of the net proceeds from the 2024 Notes and approximately $75.4 of the net proceeds from the 2026 Notes to pay the cost of the capped call transactions entered into in connection with the offerings. The Company intends to use the remainder of the net proceeds for general corporate purposes, which may include working capital, sales and marketing activities, general and administrative matters and capital expenditures.
Interest on the Notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020. The Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at the Company’s election. The 2024 Notes and 2026 Notes will mature on September 1, 2024 and September 1, 2026, respectively, unless earlier repurchased, redeemed, or converted in accordance with their terms. Prior to the close of business on the business day immediately preceding March 1, 2024 (for the 2024 Notes) or March 1, 2026 (for the 2026 Notes), the Notes will be convertible at the option of the holders only under certain conditions. On or after March 1, 2024 (for the 2024 Notes) or March 1, 2026 (for the 2026 Notes), until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The conversion rate for the Notes will initially be 22.9830 shares of Class C capital stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $43.51 per share of Class C capital stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may redeem for cash all or part of the Notes, at its option, on or after September 5, 2022 for the 2024 Notes or on or after September 5, 2023 for the 2026 Notes, under certain circumstances at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indentures governing the Notes). For additional information regarding the Notes, see Note 13 to our condensed consolidated financial statements.

The following table presents selected cash flow data for the periods presented (in thousands, unaudited):

	Nine Months Ended September 30,
	2019	2018
Cash Flow Data:
Net cash provided by (used in) operating activities	$(670,282)	$102,543
Net cash provided by (used in) investing activities	318,916	(641,824)
Net cash provided by financing activities	1,554,845	834,181
Cash Flows Provided By (Used In) Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals and brand advertisers, as well as cash received from consumers for sales of homes through Zillow Offers and sales of mortgages originated by Zillow Home Loans to third parties. Our primary uses of cash from operating activities include payments for homes purchased through Zillow Offers, marketing and advertising activities, mortgages funded through Zillow Home Loans and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.
For the nine months ended September 30, 2019, net cash used in operating activities was $670.3 million. This was primarily driven by a net loss of $204.2 million, adjusted by share-based compensation expense of $151.9 million, depreciation and amortization expense of $63.9 million, amortization of the discount and issuance costs on the convertible notes maturing in 2021, 2023, 2024 and 2026 of $29.9 million, amortization of contract cost assets of $26.7 million, amortization of right of use assets of $16.7 million, a loss on disposal of property and equipment of $5.7 million, accretion of bond discount of $5.2 million and a $3.8 million change in deferred income taxes. Changes in operating assets and liabilities increased cash used in operating activities by $753.8 million. The changes in operating assets and liabilities are primarily due to a $716.5 million increase in inventory due to the purchase of homes through Zillow Offers, a $27.0 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $15.0 million decrease in lease liabilities, a $13.5 million increase in accounts receivable due primarily to an increase in revenue, a $5.8 million increase in prepaid expenses and other assets driven primarily by the timing of payments and a $1.4 million increase in mortgage loans held for sale, partially offset by a $12.2 million increase in accrued expenses and other current liabilities driven primarily by the timing of payments and a $7.9 million increase in deferred revenue.
For the nine months ended September 30, 2018, net cash provided by operating activities was $102.5 million. This was primarily driven by a net loss of $22.2 million, adjusted by share-based compensation expense of $111.4 million, depreciation and amortization expense of $76.3 million, amortization of contract cost assets of $27.2 million, a non-cash change in our deferred income taxes of $22.7 million, amortization of the discount and issuance costs on the convertible notes maturing in 2021 and 2023 of $18.0 million, a non-cash impairment charge of $10.0 million, a change in deferred rent of $3.1 million, and a loss on disposal of property and equipment of $3.1 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $94.4 million. The changes in operating assets and liabilities are primarily due to a $43.3 million increase in inventory due to the purchase of homes through Zillow Offers, a $32.1 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $15.0 million increase in prepaid expenses and other assets driven primarily by the timing of payments, a $13.0 million increase in accounts receivable due primarily to an increase in revenue, and a $6.5 million increase in accrued compensation and benefits driven primarily by the timing of payments.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets and cash paid in connection with acquisitions.
For the nine months ended September 30, 2019, net cash provided by investing activities was $318.9 million. This was primarily the result of $379.2 million of net purchases of investments in connection with investment of a portion of the net proceeds from our September 2019 issuance of the 2024 Notes and 2026 Notes and $60.3 million of purchases for property and equipment and intangible assets.
For the nine months ended September 30, 2018, net cash used in investing activities was $641.8 million. This was primarily the result of $587.2 million of net purchases of investments in connection with investment of a portion of the net proceeds from our July 2018 public offerings of Class C capital stock and convertible notes maturing in 2023 and $52.7 million of purchases for property and equipment and intangible assets.

Cash Flows Provided By Financing Activities
Net cash provided by financing activities has primarily resulted from the exercise of employee option awards and equity awards withheld for tax liabilities, net proceeds from the issuance of convertible notes, net proceeds from equity offerings, proceeds from borrowings on our revolving credit facilities related to Zillow Offers and proceeds from borrowings on warehouse lines of credit related to Zillow Home Loans.
For the nine months ended September 30, 2019, cash provided by financing activities was $1,554.8 million, which primarily resulted from the net proceeds from the September 2019 issuance of the 2024 Notes and 2026 Notes of $1,085.7 million, partially offset by $150.5 million paid in premiums for the related capped call confirmations. Cash provided by financing activities also included $581.6 million of proceeds from borrowings on our revolving credit facilities related to Zillow Offers and $41.0 million of proceeds from the exercise of option awards, partially offset by $2.9 million of net repayments on our warehouse lines of credit related to Zillow Home Loans.
For the nine months ended September 30, 2018, net cash provided by financing activities was approximately $834.2 million, which was primarily related to net proceeds from the issuance of the convertible notes maturing in 2023 of $364.0 million, net proceeds from the public offering of our Class C capital stock of $360.3 million, proceeds from the exercise of option awards of $114.6 million, partially offset by approximately $29.4 million paid in premiums for the related capped call confirmations in July 2018, and proceeds from borrowing on our revolving credit facility related to Zillow Offers of $24.7 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $10.1 million as of September 30, 2019. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 to our condensed consolidated financial statements under the subsection titled “Surety Bonds”.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2019 (in thousands, unaudited):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

2024 Notes (1)	$600,000	$—	$—	$600,000	$—
Interest on 2024 Notes (2)	22,125	4,500	9,000	8,625	—
2026 Notes (3)	500,000	—	—	—	500,000
Interest on 2026 Notes (4)	47,552	6,875	13,750	13,750	13,177
Homes under contract (5)	221,114	221,114	—	—	—
Revolving credit facilities (6)	698,280	698,280	—	—	—
Warehouse lines of credit (7)	30,116	30,116	—	—	—
Operating lease obligations (8)	145,953	9,275	33,224	33,777	69,677
 ____________________
(1) The aggregate principal amount of the 2024 Notes is due on September 1, 2024 if not earlier converted or redeemed.
(2) The stated interest rate on the 2024 Notes is 0.75%.
(3) The aggregate principal amount of the 2026 Notes is due on September 1, 2026 if not earlier converted or redeemed.
(4) The stated interest rate on the 2026 Notes is 1.375%.
(5) We have obligations to purchase homes under contract through our Zillow Offers business.
(6) Includes principal amounts due for amounts borrowed under the revolving credit facilities used to provide capital for our Zillow Offers business. Amounts exclude an immaterial amount of estimated interest payments.
(7) Includes principal amounts due for amounts borrowed under the warehouse lines of credit used to finance Zillow Home Loans. Amounts exclude an immaterial amount of estimated interest payments.
(8) Our operating lease obligations consist of office space in New York, New York, Seattle, Washington, Scottsdale, Arizona, Irvine, California, Atlanta, Georgia, Dallas, Texas, Lincoln, Nebraska and Vancouver, British Columbia. For additional information regarding our operating leases, see Note 12 to our condensed consolidated financial statements.

As of September 30, 2019, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.1 million as of September 30, 2019.
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
The following table summarizes our outstanding convertible senior notes as of September 30, 2019 (in thousands, except interest rates):

Issuance Date	Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 9, 2019	September 1, 2026	$500,000	1.375%
September 9, 2019	September 1, 2024	600,000	0.75%
July 3, 2018	July 1, 2023	373,750	1.50%
December 12, 2016	December 1, 2021	460,000	2.00%
December 17, 2013	December 15, 2020	9,637	2.75%
Total		$1,943,387
Since the convertible senior notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of September 30, 2019. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our revolving credit facilities that provide capital for Zillow Offers. As of September 30, 2019, we have outstanding $698.3 million of borrowings on our revolving credit facilities which bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our revolving credit facilities, we estimate that a 1% increase in LIBOR would increase our annual interest expense by approximately $7.0 million.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse lines of credit that provide capital for Zillow Home Loans. As of September 30, 2019, we have outstanding $30.1 million of borrowings on our warehouse lines of credit which bear interest at a floating rate based on LIBOR plus an applicable margin. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse lines of credit, we estimate that a 1.0% increase in LIBOR would increase our annual interest expense associated with the warehouse lines of credit by approximately $0.3 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported on a current report on Form 8-K, we had no unregistered sales of equity securities during the three months ended September 30, 2019.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1
Indenture dated as of September 9, 2019 by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

4.2
Indenture dated as of September 9, 2019 by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

4.3	Form of 0.75% Convertible Senior Note due 2024 (incorporated by reference from Exhibit A to Exhibit 4.1 hereto).

4.4	Form of 1.375% Convertible Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.2 hereto).

10.1*
Zillow Group, Inc. 2019 Equity Inducement Plan (Filed as Exhibit 99.2 to Zillow Group, Inc’s. Form S-8, filed with the Securities and Exchange Commission (SEC File No. 333-233105) on August 8, 2019, and incorporated herein by reference).

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. 2019 Equity Inducement Plan.

10.3*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2019 Equity Inducement Plan.

10.4
Capped Call Confirmation (2024 Notes), dated September 4, 2019, between Zillow Group, Inc. and Morgan Stanley & Co., LLC (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

10.5
Capped Call Confirmation (2026 Notes), dated September 4, 2019, between Zillow Group, Inc. and Morgan Stanley & Co., LLC. (Filed as Exhibit 10.2 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

10.6
Capped Call Confirmation (2024 Notes), dated September 4, 2019, between Zillow Group, Inc. and Citibank, N.A. (Filed as Exhibit 10.3 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

10.7
Capped Call Confirmation (2026 Notes), dated September 4, 2019, between Zillow Group, Inc. and Citibank, N.A. (Filed as Exhibit 10.4 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

10.8
Capped Call Confirmation (2024 Notes), dated September 4, 2019, between Zillow Group, Inc. and Goldman Sachs & Co. LLC (Filed as Exhibit 10.5 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

10.9
Capped Call Confirmation (2024 Notes), dated September 4, 2019, between Zillow Group, Inc. and Barclays Bank PLC (Filed as Exhibit 10.6 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

10.10
Capped Call Confirmation (2026 Notes), dated September 4, 2019, between Zillow Group, Inc. and Barclays Bank PLC (Filed as Exhibit 10.7 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

10.11
Capped Call Confirmation (2026 Notes), dated September 4, 2019, between Zillow Group, Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 10.8 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	InlineXBRL Taxonomy Extension Presentation Linkbase Document.

104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2019	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer