Form 10-Q
period 2020-03-31
ZILLOW GROUP, INC.
filed 2020-05-07
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, 59,476,313 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 147,230,433 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2020

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item IA (Risk Factors) in this Quarterly Report on Form 10-Q, including, but not limited to:
•the impact of the novel coronavirus (“COVID-19”) pandemic and any associated economic downturn on our future financial position, operations and financial performance;
•the magnitude, duration and severity of the COVID-19 pandemic;
•the impact of actions taken by governments, businesses, and individuals in response to the COVID-19 pandemic;
•the current and future health and stability of the economy and residential housing market, including any extended slowdown in the real estate markets as a result of COVID-19;
•changes in laws or regulations applicable to our business, employees, products or services, including current and future laws, regulations and orders that limit our ability to operate in light of COVID-19;
•changes in general economic and financial conditions that reduce demand for our products and services, lower our profit margins or reduce our access to credit;
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

WHERE YOU CAN FIND MORE INFORMATION
Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available on our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this quarterly report on Form 10-Q or any other document we file with the SEC.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,567,710	$1,141,263
Short-term investments	993,258	1,280,989
Accounts receivable, net of allowance for doubtful accounts of $4,495 and $4,522 at March 31, 2020 and December 31, 2019, respectively	71,782	67,005
Mortgage loans held for sale	36,848	36,507
Inventory	533,989	836,627
Prepaid expenses and other current assets	57,635	58,117
Restricted cash	56,428	89,646
Total current assets	3,317,650	3,510,154
Contract cost assets	46,565	45,209
Property and equipment, net	188,032	170,489
Right of use assets	205,688	212,153
Goodwill	1,984,907	1,984,907
Intangible assets, net	112,274	190,567
Other assets	16,624	18,494
Total assets	$5,871,740	$6,131,973
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,819	$8,343
Accrued expenses and other current liabilities	88,897	85,442
Accrued compensation and benefits	32,838	37,805
Borrowings under credit facilities	466,647	721,951
Deferred revenue	35,347	39,747
Lease liabilities, current portion	20,290	17,592
Convertible senior notes, current portion	9,637	9,637
Total current liabilities	671,475	920,517
Lease liabilities, net of current portion	216,122	220,445
Long-term debt	1,565,949	1,543,402
Deferred tax liabilities and other long-term liabilities	2,433	12,188
Total liabilities	2,455,979	2,696,552
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 59,476,188 and 58,739,989 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 147,219,504 and 144,109,419 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	15	14
Additional paid-in capital	4,551,866	4,412,200
Accumulated other comprehensive income	4,286	340
Accumulated deficit	(1,140,413)	(977,140)
Total shareholders’ equity	3,415,761	3,435,421
Total liabilities and shareholders’ equity	$5,871,740	$6,131,973
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Homes	$769,873	$128,472
IMT	330,666	298,272
Mortgages	25,282	27,360
Total revenue	1,125,821	454,104
Cost of revenue (exclusive of amortization) (1):
Homes	732,199	122,419
IMT	24,318	24,251
Mortgages	5,155	4,678
Total cost of revenue	761,672	151,348
Sales and marketing	204,648	161,587
Technology and development	134,918	107,770
General and administrative	92,285	95,774
Impairment costs	76,800	—
Integration costs	—	352
Total costs and expenses	1,270,323	516,831
Loss from operations	(144,502)	(62,727)
Other income	9,593	9,168
Interest expense	(37,592)	(16,466)
Loss before income taxes	(172,501)	(70,025)
Income tax benefit	9,228	2,500
Net loss	$(163,273)	$(67,525)
Net loss per share — basic and diluted	$(0.78)	$(0.33)
Weighted-average shares outstanding — basic and diluted	210,674	204,514
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$17,184	$14,400
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(163,273)	$(67,525)
Other comprehensive income:
Unrealized gains on investments	3,602	1,144
Reclassification adjustment for net investment losses included in net loss	434	—
Net unrealized gains on investments	4,036	1,144
Currency translation adjustments	(90)	(42)
Total other comprehensive income	3,946	1,102
Comprehensive loss	$(159,327)	$(66,423)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	209,066,855	$21	$4,412,200	$(977,140)	$340	$3,435,421
Issuance of common and capital stock upon exercise of stock options	3,207,375	1	92,201	—	—	92,202
Vesting of restricted stock units	638,909	—	—	—	—	—
Share-based compensation expense	—	—	47,465	—	—	47,465
Net loss	—	—	—	(163,273)	—	(163,273)
Other comprehensive income	—	—	—	—	3,946	3,946
Balance at March 31, 2020	212,913,139	$22	$4,551,866	$(1,140,413)	$4,286	$3,415,761

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	203,904,265	$21	$3,939,842	$(671,779)	$(905)	$3,267,179
Issuance of common and capital stock upon exercise of stock options	729,788	—	13,564	—	—	13,564
Vesting of restricted stock units	496,347	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(68)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	68,814	—	—	68,814
Net loss	—	—	—	(67,525)	—	(67,525)
Other comprehensive income	—	—	—	—	1,102	1,102
Balance at March 31, 2019	205,130,332	$21	$4,022,218	$(739,304)	$197	$3,283,132

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(163,273)	$(67,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,026	20,525
Share-based compensation expense	43,795	66,124
Amortization of right of use assets	6,465	4,440
Amortization of contract cost assets	8,415	8,746
Amortization of discount and issuance costs on convertible senior notes maturing in 2021, 2023, 2024 and 2026	22,547	8,840
Impairment costs	76,800	—
Deferred income taxes	(9,228)	(2,500)
Loss on disposal of property and equipment and other assets	1,952	1,704
Credit loss expense	558	128
Net loss on investment securities	434	—
Accretion of bond discount	(473)	(1,733)
Changes in operating assets and liabilities:
Accounts receivable	(5,335)	(4,650)
Mortgage loans held for sale	(341)	5,940
Inventory	302,593	(162,325)
Prepaid expenses and other assets	(2,916)	(8,537)
Lease liabilities	(1,625)	(7,010)
Contract cost assets	(9,771)	(9,103)
Accounts payable	7,673	(133)
Accrued expenses and other current liabilities	4,588	328
Accrued compensation and benefits	(4,967)	(1,088)
Deferred revenue	(4,400)	2,025
Other long-term liabilities	(527)	290
Net cash provided by (used in) operating activities	301,990	(145,514)
Investing activities
Proceeds from maturities of investments	296,272	302,187
Proceeds from sales of investments	53,997	—
Purchases of investments	(58,459)	(176,412)
Purchases of property and equipment	(32,966)	(14,202)
Purchases of intangible assets	(4,503)	(3,269)
Net cash provided by investing activities	254,341	108,304
Financing activities
Proceeds from borrowings on credit facilities	34,460	129,328
Repayments of borrowings on credit facilities	(294,150)	—
Net borrowings (repayments) on warehouse lines of credit and repurchase agreement	4,386	(5,025)
Proceeds from exercise of stock options	92,202	13,564
Value of equity awards withheld for tax liability	—	2
Net cash provided by (used in) financing activities	(163,102)	137,869
Net increase in cash, cash equivalents and restricted cash during period	393,229	100,659
Cash, cash equivalents and restricted cash at beginning of period	1,230,909	663,443
Cash, cash equivalents and restricted cash at end of period	$1,624,138	$764,102
Supplemental disclosures of cash flow information
Cash paid for interest	$17,038	$4,956
Noncash transactions:
Capitalized share-based compensation	$3,670	$2,690
Write-off of fully depreciated property and equipment	$4,143	$6,269
Write-off of fully amortized intangible assets	$—	$3,200
Property and equipment purchased on account	$9,445	$4,792
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc., the largest portfolio of real estate brands on mobile and the web, is building an on-demand real estate experience. Whether selling, buying, renting or financing, customers can turn to the businesses of its flagship brand, Zillow, to find and get into their next home with speed, certainty and ease.
In addition to Zillow’s for-sale and rental listings, Zillow Offers buys and sells homes directly in dozens of markets across the country, allowing sellers control over their timeline. Zillow Closing Services now offers title and escrow services as another important step to unify the real estate transaction. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase.
Other consumer brands include Trulia, StreetEasy, HotPads, Naked Apartments and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions which include Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic; rates of revenue growth; our ability to manage advertising inventory or pricing; engagement and usage of our products; our investment of resources to pursue strategies that may not prove effective; competition in our market; the stability of the residential real estate market and the impact of interest rate changes; changes in technology, products, markets or services by us or our competitors; addition or loss of significant customers; our ability to maintain or establish relationships with listings and data providers; our ability to obtain or maintain licenses and permits to support our current and future businesses; actual or anticipated changes to our products and services; changes in government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 19, 2020. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2020, and our results of operations, comprehensive loss, shareholders’ equity and cash flows for the three month periods ended March 31, 2020 and 2019. The results of the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any interim period or for any other future year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations and the recoverability of goodwill and indefinite-lived intangible assets, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance related to a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance conforms the requirements for capitalizing implementation costs incurred in cloud computing arrangements that are service contracts with the accounting guidance that provides for the capitalization of costs incurred to develop or obtain internal-use software. Under the guidance, implementation costs that are capitalized should be characterized in financial statements in the same manner as other service costs and assets related to service costs and amortized over the term of the hosting arrangement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. Entities are permitted to apply either a retrospective or prospective transition approach to adopt this guidance. We adopted this guidance on January 1, 2020 using the prospective transition approach under which we apply the guidance to all eligible costs incurred subsequent to adoption. Under the guidance, we capitalize eligible implementation costs associated with cloud computing arrangements that are service contracts within prepaid expenses and other current assets or other long-term assets in our condensed consolidated balance sheets, depending on the length of the underlying cloud computing contract. We amortize these costs on a straight-line basis over the term of the hosting arrangement. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. This guidance removes, modifies and adds disclosures related to certain assets and liabilities measured at fair value. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim and annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We adopted this guidance on January 1, 2020. We have not historically recorded material amounts of Level 3 assets and liabilities or material transfers of assets or liabilities between levels within the fair value hierarchy and therefore, the adoption of this guidance did not have a material impact on our disclosures. Refer to Note 3 for further information regarding the assets and liabilities we measure at fair value.
In June 2016, and subsequently amended in April 2019, May 2019 and November 2019, the FASB issued guidance on the measurement of credit losses on financial assets. This guidance requires an entity to measure and recognize expected credit losses for certain financial instruments and financial assets, including trade receivables. This guidance requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument on initial recognition and at each reporting period, whereas current guidance employs an incurred loss methodology. This guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We adopted this guidance on January 1, 2020 with no material impact to our financial position, results of operation or cash flows.

Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We expect to apply some of the expedients and exceptions provided in this guidance to our credit facilities, warehouse line of credit and master repurchase agreement, all of which reference LIBOR in the applicable interest rate. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.
Note 3. Fair Value Measurements
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.
•Level 3 — Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.
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
Restricted cash — Restricted cash consists of cash received from the resale of homes through Zillow Offers which may be used to repay amounts borrowed on our credit facilities (see Note 12) and amounts held in escrow related to funding home purchases in our mortgage origination business. The carrying value of restricted cash approximates fair value due to the short period of time amounts borrowed on the credit facilities are outstanding and amounts are held in escrow.
Mortgage loans held for sale — The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics.
Interest rate lock commitments — The fair value of interest rate lock commitments “IRLCs” is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. We generally only issue IRLCs for products that meet specific purchaser guidelines. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close. This adjustment is effected through the pull-through rate, which represents the probability that an interest rate lock commitment will ultimately result in a closed loan.
The pull-through rate is based on estimated changes in market conditions, loan stage and historical borrower behavior. Pull-through rates are directly related to the fair value of IRLCs as an increase in the pull-through rate, in isolation, would result in an increase in the fair value measurement. Conversely, a decrease in the pull-through rate, in isolation, would result in a decrease in the fair value measurement. Changes in the fair value of IRLCs are included within Mortgages revenue in our condensed consolidated statements of operations.

The following table presents the range and weighted average pull-through rates used in determining the fair value of IRLCs as of the periods presented:

	March 31, 2020	December 31, 2019
Range	43% - 100%	56% - 100%
Weighted average	75%	78%
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
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,356,139	$1,356,139	$—	$—
Commercial paper	9,389	—	9,389	—
Short-term investments:
U.S. government agency securities	713,581	—	713,581	—
Commercial paper	103,646	—	103,646	—
Treasury bills	82,578	—	82,578	—
Corporate notes and bonds	69,265	—	69,265	—
Municipal securities	23,192	—	23,192	—
Certificates of deposit	996	—	996	—
Mortgage origination-related:
Mortgage loans held for sale	36,848	—	36,848	—
IRLCs	2,225	—	—	2,225
Forward contracts - other current liabilities	2,039	—	2,039	—
Total	$2,399,898	$1,356,139	$1,041,534	$2,225

	December 31, 2019
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$872,431	$872,431	$—
U.S. government agency securities	35,009	—	35,009
Commercial paper	31,113	—	31,113
Treasury bills	6,441	—	6,441
Corporate notes and bonds	1,065	—	1,065
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	862,154	—	862,154
Corporate notes and bonds	159,431	—	159,431
Commercial paper	150,267	—	150,267
Treasury bills	80,003	—	80,003
Municipal securities	27,889	—	27,889
Certificates of deposit	1,245	—	1,245
Mortgage origination-related:
Mortgage loans held for sale	36,507	—	36,507
IRLCs	937	—	937
Forward contracts - other current assets	7	—	7
Forward contracts - other current liabilities	(60)	—	(60)
Total	$2,264,688	$872,431	$1,392,257
The following table presents the changes in our IRLCs during the three months ended March 31, 2020 (in thousands):

Balance as of January 1, 2020 (1)	$937
Issuances	5,208
Transfers	(5,349)
Fair value changes recognized in earnings	1,429
Balance as of March 31, 2020	$2,225
(1) Amount represents transfers of IRLCs from Level 2 to Level 3 within the fair value hierarchy as of January 1, 2020.
At March 31, 2020, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $89.3 million and $116.2 million for our IRLCs and forward contracts, respectively. At December 31, 2019, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $34.3 million and $64.7 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
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

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$202,182	$—	$—	$202,182
Cash equivalents:
Money market funds	1,356,139	—	—	1,356,139
Commercial paper	9,389	—	—	9,389
Short-term investments:
U.S. government agency securities	709,163	4,418	—	713,581
Commercial paper	103,646	—	—	103,646
Treasury bills	82,485	93	—	82,578
Corporate notes and bonds	69,348	21	(104)	69,265
Municipal securities	23,176	31	(15)	23,192
Certificates of deposit	996	—	—	996
Restricted cash	56,428	—	—	56,428
Total	$2,612,952	$4,563	$(119)	$2,617,396

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$194,955	$—	$—	$194,955
Cash equivalents:
Money market funds	872,431	—	—	872,431
U.S. government agency securities	35,011	—	(2)	35,009
Commercial paper	31,113	—	—	31,113
Treasury bills	6,441	—	—	6,441
Corporate notes and bonds	1,065	—	—	1,065
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	861,862	365	(73)	862,154
Corporate notes and bonds	159,382	91	(42)	159,431
Commercial paper	150,267	—	—	150,267
Treasury bills	79,989	14	—	80,003
Municipal securities	27,836	56	(3)	27,889
Certificates of deposit	1,245	—	—	1,245
Restricted cash	89,646	—	—	89,646
Total	$2,511,492	$526	$(120)	$2,511,898
All available-for-sale investments as of March 31, 2020 have a contractual maturity date of one year or less.

Note 5. Accounts Receivable, net
The opening balance of accounts receivable, net was $67.0 million as of January 1, 2020.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

Balance as of January 1, 2020	$4,522
Credit loss expense	558
Less: write-offs, net of recoveries and other adjustments	(585)
Balance as of March 31, 2020	$4,495

Note 6. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	March 31, 2020	December 31, 2019
Work-in-process	$117,521	$152,171
Finished goods	416,468	684,456
Inventory	$533,989	$836,627

Note 7. Contract Cost Assets
As of March 31, 2020 and December 31, 2019, we had $46.6 million and $45.2 million, respectively, of contract cost assets. During the three months ended March 31, 2020 and 2019, we did not incur any impairment losses. We recorded amortization expense related to contract cost assets of $8.4 million and $8.7 million during the three months ended March 31, 2020 and 2019, respectively.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2020	December 31, 2019
Website development costs	$153,201	$149,648
Leasehold improvements	101,970	81,981
Construction-in-progress	46,442	45,337
Office equipment, furniture and fixtures	40,612	36,582
Computer equipment	31,549	31,942
Property and equipment	373,774	345,490
Less: accumulated amortization and depreciation	(185,742)	(175,001)
Property and equipment, net	$188,032	$170,489
We recorded depreciation expense related to property and equipment (other than website development costs) of $11.8 million and $6.0 million during the three months ended March 31, 2020 and 2019, respectively.

We capitalized $12.5 million and $10.0 million in website development costs during the three months ended March 31, 2020 and 2019, respectively. Amortization expense for website development costs included in technology and development expenses was $5.4 million and $3.4 million during the three months ended March 31, 2020 and 2019, respectively.

Note 9. Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. The entity is financed through its business operations. We are not the primary beneficiary of the entity, as we do not direct the activities that most significantly impact the entity’s economic performance. Therefore, we do not consolidate the entity. Our maximum exposure to loss is the carrying amount of the investment as of March 31, 2020. This investment is an equity security without a readily determinable fair value which we account for at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During the three months ended March 31, 2020, we recognized a non-cash impairment of $5.3 million related to this investment. In connection with our assessment of the investment for impairment indicators as a result of COVID-19’s significant adverse impact on the real estate industry, we identified factors that led us to conclude that the investment was impaired and the fair value of the investment was less than the carrying value. The most significant of such factors related to the future expected cash flows of the investee. Accordingly, we performed an analysis to determine the fair value of the investment and concluded that our best estimate of its fair value was $4.7 million. This is considered a Level 3 measurement under the fair value hierarchy. The equity investment is classified within other assets in the condensed consolidated balance sheets.
Note 10. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	March 31, 2020
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$—	$36,500
Customer relationships	102,600	(77,571)	25,029
Developed technology	107,200	(84,361)	22,839
Software	37,476	(22,745)	14,731
Intangibles-in-progress	7,298	—	7,298
Purchased content	48,925	(43,181)	5,744
Lender licenses	400	(267)	133
Total	$340,399	$(228,125)	$112,274

	December 31, 2019
	Cost	Accumulated Amortization	Net
Customer relationships	$102,600	$(73,770)	$28,830
Developed technology	107,200	(81,383)	25,817
Software	35,527	(20,843)	14,684
Purchased content	47,298	(40,636)	6,662
Intangibles-in-progress	6,391	—	6,391
Lender licenses	400	(217)	183
Total	$299,416	$(216,849)	$82,567
Amortization expense recorded for intangible assets for the three months ended March 31, 2020 and 2019 was $11.8 million and $11.0 million, respectively, and these amounts are included in technology and development expenses.
Intangibles-in-progress consists of software that is capitalizable but has not been placed in service.

We have an intangible asset that we recorded in connection with our February 2015 acquisition of Trulia for Trulia’s trade names and trademarks that has not historically been subject to amortization. The carrying value of the Trulia trade names and trademarks intangible asset was $36.5 million as of March 31, 2020 and $108.0 million as of December 31, 2019.

During the three months ended March 31, 2020, we recognized a non-cash impairment charge of $71.5 million related to our indefinite-lived Trulia trade names and trademarks intangible asset. The impairment charge is included in Impairment costs within our IMT and Mortgages segments. In March 2020, we identified factors directly related to the COVID-19 pandemic that led us to conclude it was more likely than not that the $108.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to previous projections used to determine the carrying value of the intangible asset, primarily driven by a reduction in expected future marketing and advertising spend for Trulia. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $36.5 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including projected revenue, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy. In connection with this impairment analysis, we evaluated our expected future reduced marketing and advertising spend related to the Trulia trade names and trademarks intangible asset and concluded that this asset no longer has an indefinite life. We will amortize the remaining $36.5 million carrying value on an accelerated basis commensurate with the projected cash flows over a useful life of 10 years.
Note 11. Deferred Revenue
The following table presents the changes in deferred revenue for the periods presented (in thousands):

Three Months Ended March 31, 2020
Balance as of January 1, 2020	$39,747
Deferral of revenue	253,729
Less: Revenue recognized	(258,129)
Balance as of March 31, 2020	$35,347

During the three months ended March 31, 2020, we recognized as revenue a total of $36.0 million pertaining to amounts that were recorded in deferred revenue as of January 1, 2020.

Note 12. Debt
The following table presents the carrying values of Zillow Group’s debt as of the periods presented (in thousands):

	March 31, 2020	December 31, 2019
Homes Segment
Credit facilities:
Goldman Sachs Bank USA	$52,623	$39,244
Citibank, N.A.	137,590	296,369
Credit Suisse AG, Cayman Islands	241,621	355,911
Total Homes Segment debt	431,834	691,524
Mortgages Segment
Repurchase agreement:
Citibank, N.A.	4,540	394
Warehouse line of credit:
Comerica Bank	30,273	30,033
Total Mortgages Segment debt	34,813	30,427
Convertible Senior Notes
1.375% convertible senior notes due 2026	332,129	327,187
0.75% convertible senior notes due 2024	498,666	490,538
1.50% convertible senior notes due 2023	314,233	310,175
2.00% convertible senior notes due 2021	420,921	415,502
2.75% convertible senior notes due 2020	9,637	9,637
Total convertible senior notes	1,575,586	1,553,039
Total	$2,042,233	$2,274,990

Homes Segment
To provide capital for Zillow Offers, we utilize credit facilities that are classified as current liabilities in our condensed consolidated balance sheets. We classify these credit facilities as current liabilities as amounts drawn to purchase homes are typically repaid as homes are sold, which we expect to be within one year. The following table summarizes certain details related to our credit facilities (in thousands, except interest rates):

Lender	Final Maturity Date	Maximum Borrowing Capacity	Weighted Average Interest Rate
Goldman Sachs Bank USA	April 20, 2022	$500,000	4.13%
Citibank, N.A.	January 31, 2022	500,000	4.99%
Credit Suisse AG, Cayman Islands	July 31, 2021	500,000	4.95%
	Total	$1,500,000

Undrawn amounts available under the credit facilities included in the table above are not committed, meaning the applicable lender is not committed to, but may in its discretion, advance loan funds in excess of the outstanding borrowings. The final maturity dates are inclusive of extensions which are subject to agreement by the respective lender.

Zillow Group formed certain special purpose entities (each, an “SPE”) to purchase and sell residential properties through Zillow Offers. Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs are variable interest entities and Zillow Group is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses of the SPEs or the right to receive benefits from the SPEs that could potentially be significant to the SPEs. The SPEs are consolidated within Zillow Group’s condensed consolidated financial statements and primarily increased inventory and borrowings under credit facilities by $534.0 million and $431.8 million, respectively, as of March 31, 2020 and $836.6 million and $691.5 million, respectively, as of December 31, 2019.

Outstanding amounts drawn under each credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default. Further, each SPE is required to repay any resulting shortfall if the value of the eligible properties owned by such SPE falls below a certain percentage of the principal amount outstanding under the applicable credit facility. Continued inclusion of properties in each credit facility is subject to various eligibility criteria. For example, aging criteria limit the inclusion in the borrowing base of properties owned longer than a specified number of days, and properties owned for longer than one year are generally ineligible.
The stated interest rate on our credit facilities is one-month LIBOR plus an applicable margin as defined in the respective credit agreements. Our credit facilities include customary representations and warranties, provisions regarding events of default and covenants. The terms of these credit facilities and related financing documents require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth, leverage ratios, adequate insurance coverage and market capitalization. As of March 31, 2020, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the credit facilities are non-recourse to Zillow Group. Our credit facilities require that we establish, maintain and in certain circumstances that Zillow Group fund specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance reserves, tax reserves, renovation cost reserves and reserves for specially permitted liens. Amounts funded to these reserve accounts and the collection accounts have been classified within our condensed consolidated balance sheets as restricted cash.
Mortgages Segment
To provide capital for Zillow Home Loans, we utilize a warehouse line of credit and a master repurchase agreement which are classified as current liabilities in our condensed consolidated balance sheets. The warehouse line of credit and repurchase agreement provide short-term financing between the issuance of a mortgage loan and when Zillow Home Loans sell the loan to an investor. The following table summarizes certain details related to our warehouse line of credit and repurchase agreement (in thousands, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted Average Interest Rate
Citibank, N.A.	October 27, 2020	$75,000	2.82%
Comerica Bank	June 27, 2020	50,000	3.40%
	Total	$125,000

The repurchase agreement with Citibank, N.A. includes a committed amount of $25.0 million. As of March 31, 2020 and December 31, 2019, $4.5 million and $0.4 million, respectively, in mortgage loans held for sale were pledged as collateral under the facility.
Borrowings on the warehouse line of credit and repurchase agreement bear interest at the one-month LIBOR plus an applicable margin, as defined in the governing credit agreements, and are secured by residential mortgage loans held for sale. The repurchase agreement contains margin call provisions that provide Citibank, N.A. with certain rights in the event of a decline in the market value of the assets purchased under the repurchase agreement.
The warehouse line of credit and repurchase agreement include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2020, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The warehouse line of credit and repurchase agreement are recourse to Zillow Home Loans, but non-recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our warehouse line of credit and repurchase agreement, see Note 15 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Convertible Senior Notes
The following tables summarize certain details related to our outstanding convertible senior notes as of the periods presented (in thousands, except interest rates):

						March 31, 2020		December 31, 2019
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Discount and Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$500,000	1.375%	8.10%	March 1, 2020	March 1; September 1	$167,871	$518,675	$172,813	$597,380
September 1, 2024	673,000	0.75%	7.68%	March 1, 2020	March 1; September 1	174,334	685,740	182,462	819,378
July 1, 2023	373,750	1.50%	6.99%	January 1, 2019	January 1; July 1	59,517	311,872	63,575	356,464
December 1, 2021	460,000	2.00%	7.44%	June 1, 2017	June 1; December 1	39,079	462,571	44,498	514,312
December 15, 2020	9,637	2.75%	N/A	N/A	June 15; December 15	—	16,842	—	16,842
Total	$2,016,387					$440,801	$1,995,700	$463,348	$2,304,376

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$1,719	$4,824	$118	$6,661	$—	$—	$—	$—
September 1, 2024	1,248	7,861	267	9,376	—	—	—	—
July 1, 2023	1,402	3,697	361	5,460	1,402	3,437	336	5,175
December 1, 2021	2,300	4,911	508	7,719	2,300	4,591	475	7,366
December 15, 2020	66	—	—	66	66	—	—	66
Total	$6,735	$21,293	$1,254	$29,282	$3,768	$8,028	$811	$12,607

The convertible notes are senior unsecured obligations and are classified as long-term debt in our condensed consolidated balance sheets with the exception of the convertible senior notes due December 15, 2020 which are classified within short-term liabilities. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for each of the convertible senior notes. The convertible senior notes maturing in 2026, 2024, 2023 and 2021 are not redeemable or convertible as of March 31, 2020. The convertible senior notes maturing in 2020 are convertible, at the option of the holder, and redeemable, at our option, as of March 31, 2020.
The convertible senior notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. The convertible senior notes will mature on their respective maturity date, unless earlier repurchased, redeemed or converted in accordance with their terms.
The following table summarizes the conversion and redemption options with respect to the convertible senior notes:

Maturity Date	Early Conversion Date	Conversion Rate	Conversion Price	Optional Redemption Date
September 1, 2026	March 1, 2026	22.9830	$43.51	September 5, 2023
September 1, 2024	March 1, 2024	22.9830	43.51	September 5, 2022
July 1, 2023	April 1, 2023	12.7592	78.37	July 6, 2021
December 1, 2021	September 1, 2021	19.0985	52.36	December 6, 2019

The following table summarizes certain details related to the capped call confirmations with respect to the convertible senior notes:

Maturity Date	Initial Cap Price	Cap Price Premium
September 1, 2026	$80.5750	150%
September 1, 2024	72.5175	125%
July 1, 2023	105.45	85%
December 1, 2021	69.19	85%

For additional details related to our convertible senior notes, see Note 15 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Note 13. Income Taxes
We are subject to federal and state income taxes in the United States and federal and provincial income taxes in Canada. As of March 31, 2020 and December 31, 2019, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,137.6 million as of December 31, 2019, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $34.3 million (tax effected) as of December 31, 2019.
We recorded an income tax benefit of $9.2 million for the three months ended March 31, 2020. The income tax benefit was a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 to our condensed consolidated financial statements. This income tax benefit was partially offset by an immaterial amount of state income tax expense recorded for the three months ended March 31, 2020.
Note 14. Share-Based Awards
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2020:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	29,634,296	$35.95	6.28	$331,107
Granted	4,358,433	49.35
Exercised	(3,207,375)	28.75
Forfeited or cancelled	(297,139)	41.01
Outstanding at March 31, 2020	30,488,215	38.57	6.87	88,874
Vested and exercisable at March 31, 2020	16,563,984	34.13	5.12	80,208
The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2020	2019
Expected volatility	45%-48%	46%-47%
Expected dividend yield	—	—
Risk-free interest rate	0.87%-0.93%	2.38%-2.53%
Weighted-average expected life	5.00-5.50 years	4.75-5.25 years
Weighted-average fair value of options granted	$20.75	$16.77

As of March 31, 2020, there was a total of $236.2 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2020	7,052,767	$40.01
Granted	3,323,261	49.02
Vested	(638,909)	38.49
Forfeited or cancelled	(314,790)	40.71
Unvested outstanding at March 31, 2020	9,422,329	43.27
As of March 31, 2020, there was a total of $381.9 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,173	$881
Sales and marketing	6,993	5,650
Technology and development	18,917	15,508
General and administrative	16,712	44,085
Total	$43,795	$66,124
On February 21, 2019, Zillow Group announced the appointment of Richard N. Barton as Zillow Group’s Chief Executive Officer, effective February 21, 2019. Mr. Barton succeeds Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010. In connection with Mr. Rascoff’s resignation as Chief Executive Officer, Zillow Group entered into an Executive Departure Agreement and Release (the “Agreement”) with Mr. Rascoff. Pursuant to the Agreement, Mr. Rascoff received, among other things, a change in the exercise period of his vested stock options outstanding as well as accelerated vesting of outstanding stock options, which have been accounted for as equity modifications. We recorded $26.4 million of share-based compensation expense associated with the modifications in the three months ended March 31, 2019. We measured the modification charge by calculating the incremental fair value of the modified award compared to the fair value of the original award immediately prior to the modification. The value of the modified awards as of the modification date was estimated using the Black-Scholes-Merton option-pricing model, assuming no dividends, expected volatility of 46%-47%, a risk-free interest rate of 2.47%-2.49% and a weighted-average expected life of 3.84-5.25 years.
For additional details related to Mr. Rascoff’s Agreement, see Note 18 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Note 15. Net Loss Per Share
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted-average Class A common stock and Class C capital stock option awards outstanding	23,663	19,408
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	7,623	5,860
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	407	421
Total Class A common stock and Class C capital stock equivalents	31,693	25,689
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

Note 16. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2020 and 2030. For additional information regarding our lease agreements, see Note 14 in our Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2019.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. As of March 31, 2020, the value of homes under contract that have not closed was $14.9 million.
Letters of Credit
As of March 31, 2020, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.0 million and $10.2 million, respectively, as of March 31, 2020 and December 31, 2019.

Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of March 31, 2020 or December 31, 2019.
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On March 15, 2019, after the Company had filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the district court, the Ninth Circuit Court of Appeals issued an opinion that, among other things, (i) affirmed the district court’s grant of summary judgment in favor of Zillow on direct infringement of images on Zillow’s listing site, (ii) affirmed the district court’s grant in favor of Zillow of judgment notwithstanding the verdict on certain images that were displayed on the Zillow Digs site, (iii) remanded consideration of the issue whether VHT’s images on the Zillow Digs site were part of a compilation or individual photos, and (iv) vacated the jury’s finding of willful infringement. On October 7, 2019, the United States Supreme Court denied VHT’s petition for writ of certiorari seeking review of certain rulings by the Ninth Circuit Court of Appeals. On December 9, 2019, the Company filed a motion for summary judgment with the district court seeking a ruling that VHT’s images are a compilation, or in the alternative, seeking a dismissal of the case based on a recent United States Supreme Court ruling. We do not believe there is a reasonable possibility that a material loss will be incurred related to this complaint.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. On October 11, 2019, plaintiffs filed a motion for class certification, and we filed our motion in opposition on March 20, 2020. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We do not believe a loss related to this complaint is probable.

In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the consolidated shareholder derivative complaint was denied. We do not believe a loss is probable related to these lawsuits.
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
Note 17. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $6.4 million and $4.9 million, respectively, for the three months ended March 31, 2020 and 2019.
Note 18. Segment Information and Revenue
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

The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through Zillow Offers and the financial results from title and escrow services through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, rentals, new construction marketplaces, dotloop, and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Mortgages segment includes financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and the sale of mortgages on the secondary market as well as Mortech mortgage software solutions.
Revenue and costs are directly attributed to our segments when possible. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit the other segments. These costs primarily include headcount-related expenses, general and administrative expenses including executive, finance, accounting, legal, human resources, recruiting and facilities costs, product development and data acquisition costs and marketing and advertising costs. These costs are allocated to each segment based on the estimated benefit each segment receives from such expenditures.
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of loss before income taxes by segment. This information is included in the following table for the periods presented (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$769,112	$—	$—	$128,472	$—	$—
Premier Agent	—	242,106	—	—	217,735	—
Other	761	88,560	—	—	80,537	—
Mortgages	—	—	25,282	—	—	27,360
Total revenue	769,873	330,666	25,282	128,472	298,272	27,360
Costs and expenses:
Cost of revenue	732,199	24,318	5,155	122,419	24,251	4,678
Sales and marketing	71,589	120,173	12,886	20,862	126,654	14,071
Technology and development	32,538	95,028	7,352	12,281	87,969	7,520
General and administrative	23,421	58,754	10,110	14,357	70,850	10,567
Impairment costs	—	73,900	2,900	—	—	—
Integration costs	—	—	—	—	—	352
Total costs and expenses	859,747	372,173	38,403	169,919	309,724	37,188
Loss from operations	(89,874)	(41,507)	(13,121)	(41,447)	(11,452)	(9,828)
Segment other income	—	—	202	—	—	313
Segment interest expense	(8,084)	—	(226)	(3,758)	—	(101)
Loss before income taxes (1)	$(97,958)	$(41,507)	$(13,145)	$(45,205)	$(11,452)	$(9,616)

(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands, unaudited):

	Three Months Ended March 31,
	2020	2019
Total segment loss before income taxes	$(152,610)	$(66,273)
Corporate interest expense	(29,282)	(12,607)
Corporate other income	9,391	8,855
Consolidated loss before income taxes	$(172,501)	$(70,025)
Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part II, Item 1A (Risk Factors) of this report, as well as in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview of our Business
Zillow Group, Inc., the largest portfolio of real estate brands on mobile and the web, is building an on-demand real estate experience. Whether selling, buying, renting or financing, customers can turn to the businesses of its flagship brand, Zillow, to find and get into their next home with speed, certainty and ease.
In addition to Zillow’s for-sale and rental listings, Zillow Offers buys and sells homes directly in dozens of markets across the country, allowing sellers control over their timeline. Zillow Closing Services now offers title and escrow services as another important step to unify the real estate transaction. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase.
Other consumer brands include Trulia, StreetEasy, HotPads, Naked Apartments and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions which include Mortech, dotloop, Bridge Interactive and New Home Feed.
Reportable Segments and Revenue Overview
Zillow Group has three reportable segments: the Homes segment, the Internet, Media & Technology (“IMT”) segment and the Mortgages segment. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service and the financial results from the title and escrow services provided through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Mortgages segment includes the financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and our Mortech mortgage software solutions.
The Homes segment primarily generates revenue through our Zillow Offers service from the resale of homes on the open market. We began buying homes through Zillow Offers in April 2018, and we began selling homes in July 2018. Other Homes revenue relates to revenue associated with title and escrow services provided through Zillow Closing Services which launched in the second half of 2019.
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
In October 2018, we began testing a new Flex pricing model for Premier Agent and Premier Broker advertising services in limited markets. We plan to continue testing this pricing model in select markets with high-performing partners in the future. With the Flex model, Premier Agents and Premier Brokers are provided with impressions and connections at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of those leads.

Other IMT revenue includes revenue generated by rentals, new construction and display advertising, as well as revenue from the sale of various other advertising and business technology solutions for real estate professionals, including dotloop. Rentals revenue includes advertising sold to property managers, landlords and other rental professionals on a cost per lead, cost per click, cost per lease or cost per listing basis. Rentals revenue also includes revenue generated through our rental applications product, whereby potential renters can submit applications to multiple properties for a flat service fee. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. Display revenue consists of graphical mobile and web advertising sold to advertisers promoting their brands on our mobile applications and websites.
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
During the three months ended March 31, 2020, we generated total revenue of $1,125.8 million, as compared to $454.1 million in the three months ended March 31, 2019, an increase of $671.7 million, or 148%. This increase was primarily the result of a $641.4 million, or 499% increase in Homes segment revenue, a $32.4 million or 11% increase in IMT segment revenue driven by a $24.4 million, or 11%, increase in Premier Agent revenue and an $8.0 million, or 10%, increase in Other IMT revenue. These increases were partially offset by a $2.1 million, or 8%, decrease in Mortgages segment revenue. Visits increased 5% to 2,117.6 million for the three months ended March 31, 2020 from 2,019.8 million for the three months ended March 31, 2019. There were approximately 192.5 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2020, representing year-over-year growth of 6%. The number of homes sold through Zillow Offers increased 478% to 2,394 for the three months ended March 31, 2020 from 414 for the three months ended March 31, 2019.
As of March 31, 2020, we had 5,338 full-time employees compared to 5,249 full-time employees as of December 31, 2019.
COVID-19 Impact
In December 2019, a novel strain of coronavirus, COVID-19, was reported and has subsequently spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic and resulting global and economic disruptions have affected our business, as well as those of our customers and real estate partners, and there are no reliable estimates of how long the pandemic will last or the magnitude of its long-term impact. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken certain measures intended to serve the needs of our customers and real estate partners, while also protecting our business and the safety of our employees, our customers and the communities in which we operate. These measures include pausing home buying through Zillow Offers, offering certain product discounts, temporarily closing offices, pausing hiring except for critical roles, pausing the majority of our advertising spending and reducing other discretionary spending. At the same time, we are striving to continue our business operations to the extent possible during these unprecedented times, including through the implementation of proactive work from home policies and acceleration of development and implementation of various technology initiatives to better enable virtual shopping and real estate transactions. As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had varying effects on our key metrics and results of operations for the three months ended March 31, 2020, primarily in the last month of the period. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods and is expected to be significant. The extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic.
Key Metrics
Management has identified visits, unique users and the number of homes sold through Zillow Offers as relevant to investors’ and others’ assessment of our financial condition and results of operations. Although there was an increase in both visits and unique users for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, both metrics were adversely impacted by the COVID-19 pandemic beginning in March 2020, although they have subsequently improved during April 2020. COVID-19 may continue to adversely impact the number of visits and unique users to our mobile applications and websites in future periods, which we would expect to result in a decline in revenue in future periods.

In addition, on March 23, 2020, we announced that Zillow Offers would temporarily pause home buying in all markets in response to local public health orders related to COVID-19 and to help protect the safety and health of our employees, customers and partners. To the extent possible, we continue to update, list and sell homes in inventory through Zillow Offers. Although the duration and impact of COVID-19 is uncertain, we expect that this temporary pause in home buying and other potential effects of COVID-19 on residential real estate transactions will adversely impact the number of homes sold in future periods, which we expect will result in a decline in revenue in future periods.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended March 31,		2019 to 2020 % Change
	2020	2019
Visits	2,117.6	2,019.8	5%

Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to enable real estate, rental and mortgage professionals to connect with our customers - home buyers and sellers, renters, and individuals with or looking for a mortgage. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our Homes segment revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Group, and Premier Agent revenue and display revenue depend on advertisements being served to users of our mobile applications and websites.
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

Due to third-party technological limitations, user software settings, or user behavior, Google Analytics may assign a unique cookie to different instances of access by the same individual to our mobile applications and websites. In such instances, Google Analytics would count different instances of access by the same individual as separate unique users. Accordingly, reliance on the number of unique users counted by Google Analytics may overstate the actual number of unique users who access our mobile applications and websites during the period.
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended March 31,		2019 to 2020 % Change
	2020	2019
Average Monthly Unique Users	192.5	181.1	6%
Homes Sold
The number of homes sold through Zillow Offers is an important metric as it is an indicator of customers’ adoption of the Zillow Offers service as well as our ability to generate revenue through the service. Growth in the number of homes sold through Zillow Offers suggests increased adoption of the service by home buyers and generally results in growth in the amount of our Homes segment revenue.
The following table presents the number of homes sold through Zillow Offers for the periods presented:

	Three Months Ended March 31,		2019 to 2020 % Change
	2020	2019
Number of Homes Sold	2,394	414	478%

Basis of Presentation
Revenue
We recognize revenue when or as we satisfy our performance obligations by transferring control of promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
In our Homes segment, we generate revenue from the resale of homes on the open market and through our title and escrow services. Our two revenue categories within our Homes segment are Zillow Offers and Other.
In our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to residential real estate businesses, professionals and consumers. These professionals include real estate, rental and new construction brand advertisers, professionals and consumers. Our two revenue categories within our IMT segment are Premier Agent and Other.
In our Mortgages segment, we generate revenue from the sale of advertising services to mortgage lenders and other mortgage professionals, mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans, as well as Mortech mortgage software solutions.
Homes Segment
Zillow Offers Revenue. Zillow Offers revenue is derived from the resale of homes on the open market. We recognize revenue at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer. The amount of revenue recognized for each home sale is equal to the full sale price of the home net of resale concessions and credits to the buyer and does not reflect real estate agent commissions, closing or other costs associated with the transaction.
Other Revenue. Other Homes revenue is primarily generated through Zillow Closing Services, which offers title and escrow services to home buyers and sellers, including title search procedures for title insurance policies, escrow and other closing services. Title search, which is recorded net of amounts remitted to third-party insurance underwriters, and title and escrow closing fees, are recognized as revenue upon closing of the underlying real estate transaction.

IMT Segment
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
Other Revenue. Other IMT revenue primarily includes revenue generated by rentals, new construction and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants. Rentals revenue primarily includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, cost per click, cost per lease, cost per listing or cost per impression basis. We recognize revenue as leads, clicks and impressions are provided to rental professionals, or as rental listings are published on our mobile applications and websites, which is the amount for which we have the right to invoice. The number of leases generated through our rentals pay per lease product during the period is accounted for as variable consideration, and we estimate the amount of variable consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
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
Mortgages Segment
Mortgages Revenue. Mortgages revenue includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect services, and on a subscription basis, including a portion of our Connect service, revenue generated by Zillow Home Loans, our affiliated mortgage lender, and revenue generated by Mortech. Zillow Group operates Custom Quote and Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect and Custom Quote cost per lead marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our Connect subscription mortgage marketing product, participating qualified mortgage professionals generally prepay a monthly subscription fee, which they then allocate to desired geographic counties. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals.
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
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, marketing and public relations employees and depreciation expense. For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs incurred during the period that homes are listed for sale, including utilities, taxes and maintenance. During the three months ended March 31, 2020, Homes segment expenses also include certain expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic. For our Mortgages segment, sales and marketing expenses include headcount expenses for loan officers and specialists supporting Zillow Home Loans.
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
Impairment Costs. Impairment costs for the three months ended March 31, 2020 consist of a $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset and a $5.3 million non-cash impairment related to our October 2016 equity investment. For additional information about the impairments, see Note 9 and Note 10 to our condensed consolidated financial statements.
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

Interest Expense
Our corporate interest expense consists of interest on Trulia’s convertible senior notes due in 2020 that we guaranteed in connection with our February 2015 acquisition of Trulia, and interest on the convertible senior notes due in 2021, 2023, 2024 and 2026. Our corporate interest expense also includes the amortization of the debt discount and deferred issuance costs for the convertible senior notes due in 2021, 2023, 2024 and 2026. Refer to Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for stated interest rates and interest payment dates for each of our convertible senior notes.
For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on the credit facilities related to our Zillow Offers business. Borrowings on these credit facilities bear interest at the one-month LIBOR plus an applicable margin as defined in the credit agreements.
For our Mortgages segment, interest expense includes interest on the warehouse lines of credit and beginning in the fourth quarter of 2019, interest on the master repurchase agreement, related to our Zillow Home Loans business. Borrowings on the warehouse lines of credit and master repurchase agreement bear interest at the one-month LIBOR plus an applicable margin as defined in the agreements.
Income Taxes
We are subject to federal and state income taxes in the United States and federal and provincial income taxes in Canada. As of March 31, 2020 and December 31, 2019, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,137.6 million as of December 31, 2019, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $34.3 million (tax effected) as of December 31, 2019.
We recorded an income tax benefit of $9.2 million for the three months ended March 31, 2020. The income tax benefit was a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 to our condensed consolidated financial statements. This income tax benefit was partially offset by an immaterial amount of state income tax expense recorded for the three months ended March 31, 2020.

Results of Operations
Given the unprecedented uncertainty surrounding COVID-19, including the unknown duration and severity of the pandemic and related economic disruption and the unknown overall impact on customer demand, we are unable to forecast the full impact on our business. As a result, financial performance for prior and current periods may not be indicative of future performance.
The following tables present our results of operations for the periods indicated and as a percentage of total revenue (in thousands, except per share and percentage data, unaudited):

	Three Months Ended March 31,
	2020	2019
Statements of Operations Data:
Revenue:
Homes	$769,873	$128,472
IMT	330,666	298,272
Mortgages	25,282	27,360
Total revenue	1,125,821	454,104
Cost of revenue (exclusive of amortization) (1)(2):
Homes	732,199	122,419
IMT	24,318	24,251
Mortgages	5,155	4,678
Total cost of revenue	761,672	151,348
Sales and marketing (1)	204,648	161,587
Technology and development (1)	134,918	107,770
General and administrative (1)	92,285	95,774
Impairment costs	76,800	—
Integration costs	—	352
Total costs and expenses	1,270,323	516,831
Loss from operations	(144,502)	(62,727)
Other income	9,593	9,168
Interest expense	(37,592)	(16,466)
Loss before income taxes	(172,501)	(70,025)
Income tax benefit	9,228	2,500
Net loss	$(163,273)	$(67,525)
Net loss per share — basic and diluted	$(0.78)	$(0.33)
Weighted-average shares outstanding — basic and diluted	210,674	204,514
Other Financial Data:
Segment loss before income taxes:
Homes segment	$(97,958)	$(45,205)
IMT segment	(41,507)	(11,452)
Mortgages segment	(13,145)	(9,616)
Total segment loss before income taxes	$(152,610)	$(66,273)
Adjusted EBITDA (3):
Homes segment	$(74,995)	$(34,524)
IMT segment	85,717	61,047
Mortgages segment	(5,603)	(2,601)
Total Adjusted EBITDA	$5,119	$23,922

	Three Months Ended March 31,
	2020	2019
(1) Includes share-based compensation as follows:
Cost of revenue	$1,173	$881
Sales and marketing	6,993	5,650
Technology and development	18,917	15,508
General and administrative	16,712	44,085
Total	$43,795	$66,124
(2) Amortization of website development costs and intangible assets included in technology and development	$17,184	$14,400
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, which is net loss on a consolidated basis and loss before income taxes for each segment.

	Three Months Ended March 31,
	2020	2019
Percentage of Revenue:
Revenue:
Homes	68%	28%
IMT	29	66
Mortgages	2	6
Total revenue	100	100
Cost of revenue (exclusive of amortization):
Homes	65	27
IMT	2	5
Mortgages	—	1
Total cost of revenue	68	33
Sales and marketing	18	36
Technology and development	12	24
General and administrative	8	21
Impairment costs	7	0
Integration costs	0	—
Total costs and expenses	113	114
Loss from operations	(13)	(14)
Other income	1	2
Interest expense	(3)	(4)
Loss before income taxes	(15)	(15)
Income tax benefit	1	1
Net loss	(15)%	(15)%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in total and for each segment, each a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA in total to net loss and Adjusted EBITDA by segment to loss before income taxes for each segment, the most directly comparable GAAP financial measures.
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
Because of these limitations, you should consider Adjusted EBITDA in total and for each segment alongside other financial performance measures, including various cash flow metrics, net loss, loss before income taxes for each segment and our other GAAP results.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net loss on a consolidated basis and loss before income taxes for each segment, for each of the periods presented (in thousands, unaudited):

	Three Months Ended March 31, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Loss Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(163,273)
Income tax benefit	N/A	N/A	N/A	N/A	(9,228)
Loss before income taxes	$(97,958)	$(41,507)	$(13,145)	$(19,891)	$(172,501)
Other income	—	—	(202)	(9,391)	(9,593)
Depreciation and amortization expense	3,575	23,777	1,674	—	29,026
Share-based compensation expense	11,304	29,547	2,944	—	43,795
Impairment costs	—	73,900	2,900	—	76,800
Interest expense	8,084	—	226	29,282	37,592
Adjusted EBITDA	$(74,995)	$85,717	$(5,603)	$—	$5,119

	Three Months Ended March 31, 2019
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Loss Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(67,525)
Income tax benefit	N/A	N/A	N/A	N/A	(2,500)
Loss before income taxes	$(45,205)	$(11,452)	$(9,616)	$(3,752)	$(70,025)
Other income	—	—	(313)	(8,855)	(9,168)
Depreciation and amortization expense	1,321	17,594	1,610	—	20,525
Share-based compensation expense	5,602	54,905	5,617	—	66,124
Interest expense	3,758	—	101	12,607	16,466
Adjusted EBITDA	$(34,524)	$61,047	$(2,601)	$—	$23,922
(1) We use loss before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net loss and income tax benefit are calculated and presented only on a consolidated basis within our financial statements.
(2) Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Three Months Ended March 31,		2019 to 2020 % Change
	2020	2019
Homes revenue:
Zillow Offers	$769,112	$128,472	499%
Other	761	—	N/A
Total Homes revenue	769,873	128,472	499%
IMT revenue:
Premier Agent	242,106	217,735	11%
Other	88,560	80,537	10%
Total IMT revenue	330,666	298,272	11%
Mortgages	25,282	27,360	(8)%
Total revenue	$1,125,821	$454,104	148%

The following table presents Zillow Group’s revenue by category and by segment as percentages of total revenue for the periods presented (unaudited):

	Three Months Ended March 31,
	2020	2019
Percentage of Total Revenue:
Homes revenue:
Zillow Offers	68%	28%
Other	—	0
Total Homes revenue	68	28
IMT revenue:
Premier Agent	22	48
Other	8	18
Total IMT revenue	29	66
Mortgages	2	6
Total revenue	100%	100%
Total revenue increased by $671.7 million, or 148%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in total revenue was primarily attributable to our Zillow Offers business. Total Homes segment revenue grew to $769.9 million for the three months ended March 31, 2020 from $128.5 million for the three months ended March 31, 2019, an increase of $641.4 million. This was primarily driven by an increase in the number of homes sold to 2,394 for the three months ended March 31, 2020 compared to 414 for the three months ended March 31,2019. Visits increased 5% to 2,117.6 million for the three months ended March 31, 2020 from 2,019.8 million for the three months ended March 31, 2019. There were approximately 192.5 million average monthly unique users of our mobile applications and websites for the three months ended March 31, 2020 compared to 181.1 million average monthly unique users for the three months ended March 31, 2019, representing year-over-year growth of 6%. The increases in visits and unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories.

Homes Segment
Zillow Offers Revenue. Zillow Offers revenue was $769.1 million for the three months ended March 31, 2020 due to the sale of 2,394 homes at an average selling price of $321.3 thousand per home. For the three months ended March 31, 2019, Zillow Offers revenue was $128.5 million due to the sale of 414 homes at an average selling price of $310.4 thousand per home. The increase in Zillow Offers revenue was due to an increase in the number of homes sold in the period as customer adoption of Zillow Offers increased in geographic areas in which it is currently operating and as Zillow Offers expanded into new geographic markets. As of March 31, 2020, Zillow Offers had operations in 24 metropolitan areas.
Beginning on March 23, 2020, as part of Zillow Group’s ongoing efforts to protect the health and safety of our employees, customers, partners and business in light of COVID-19, we have paused home buying activities in all Zillow Offers markets. Although we continue to update, list and sell homes in inventory, where possible, we expect this pause in home buying will result in a material decrease in Zillow Offers revenue in the future until we resume home buying activities. We are developing plans for restoring Zillow Offers home buying at a graduated pace and expect to begin home buying within the next few weeks. However, given the unknown duration and severity of the COVID-19 pandemic and related economic disruption, we do not know when we will resume home buying activities through Zillow Offers in all markets or how quickly the business will re-accelerate once we resume Zillow Offers full operations.
Other Revenue. Other revenue within the Homes segment was $0.8 million for the three months ended March 31, 2020 and relates to revenue generated by Zillow Closing Services which launched in the second half of 2019.

IMT Segment
Premier Agent Revenue. Premier Agent revenue grew to $242.1 million for the three months ended March 31, 2020 from $217.7 million for the three months ended March 31, 2019, an increase of $24.4 million, or 11%. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 5% to 2,117.6 million for the three months ended March 31, 2020 from 2,019.8 million for the three months ended March 31, 2019. The increase in visits increased the number of impressions and leads we could monetize in our Premier Agent marketplace.
Premier Agent revenue per visit increased by 6% to $0.114 for the three months ended March 31, 2020 from $0.108 for the three months ended March 31, 2019. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. We believe the increase in Premier Agent revenue per visit was primarily a result of improved advertiser retention for the three months ended March 31, 2020 in comparison to the three months ended March 31, 2019. In 2018, we transitioned to a new lead validation and distribution process for Premier Agent and Premier Broker advertisers which increased advertiser churn, or reduction in spend or exit from the platform, in the third and fourth quarters of 2018. In 2019, we made adjustments to the Premier Agent and

Premier Broker programs to help address this churn. However, for the three months ended March 31, 2019, the increased advertiser churn continued to negatively impact Premier Agent revenue and revenue per visit.
Premier Agent revenue for the three months ended March 31, 2020 also included an immaterial amount of revenue generated from our initial testing of a new pricing model for Premier Agent and Premier Broker advertisers, Flex, in limited markets. With the Flex model, Premier Agents and Premiers Brokers are provided with validated leads at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of the leads. We plan to continue testing this pricing model in select markets with high-performing partners in the future.
In response to the rapidly unfolding situation regarding COVID-19 and to actively support our Premier Agent partners during this period of uncertainty, effective March 23, 2020, we offered Premier Agent advertisers who participate in our market-based pricing program a 50% discount on their next monthly bill. This discount also applied to any new bookings through April 22, 2020. Beginning April 23, 2020, we have provided, and expect to continue to provide, targeted market-based discounts, throughout the second quarter. We expect the combined impact of these discounts to negatively affect Premier Agent revenue in the second quarter of 2020.
Other Revenue. Other IMT revenue was $88.6 million for the three months ended March 31, 2020 compared to $80.5 million for the three months ended March 31, 2019, an increase of $8.0 million, or 10%. The increase in Other revenue was primarily a result of a 16% increase in revenue generated by our rentals marketplace. Growth in rentals revenue was primarily attributable to the adoption of our rentals application product and increased spend on our cost per lease product. Other revenue was also positively impacted by a 20% increase in revenue generated by our new construction marketing solutions. Growth in new construction revenue was primarily related to higher spend in our cost per impression product.
In response to the COVID-19 pandemic, we have offered temporary discounts on certain of our other IMT products to help mitigate the impact of the virus on our customers and expect to continue to provide certain additional discounts throughout the second quarter. We expect these discounts to negatively impact other IMT revenue in the second quarter of 2020.
Mortgages Segment
Mortgages Revenue. Mortgages revenue was $25.3 million for the three months ended March 31, 2020 compared to $27.4 million for the three months ended March 31, 2019, a decrease of $2.1 million, or 8%. The majority of the decrease in mortgages revenue was a result of a decrease in revenue generated by Zillow Home Loans as we continue to strategically transition our loan offerings from higher margin Federal Housing Administration and Veterans Affairs government loans to more conventional loan products eligible for sale to Fannie Mae and Freddie Mac in order to ultimately serve a larger total addressable market.
We expect our mortgages revenue to decrease during the three months ended June 30, 2020 compared to the three months ended March 31, 2020 primarily as a result of discounts offered beginning toward the end of March 2020 for our Connect service in response to the COVID-19 pandemic. While the impact of these discounts was not significant for the three months ended March 31, 2020, we expect these discounts to adversely impact our mortgages revenue for the three months ended June 30, 2020.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue	$769,873	$330,666	$25,282	$128,472	$298,272	$27,360
Costs and expenses:
Cost of revenue	732,199	24,318	5,155	122,419	24,251	4,678
Sales and marketing	71,589	120,173	12,886	20,862	126,654	14,071
Technology and development	32,538	95,028	7,352	12,281	87,969	7,520
General and administrative	23,421	58,754	10,110	14,357	70,850	10,567
Impairment costs	—	73,900	2,900	—	—	—
Integration costs	—	—	—	—	—	352
Total costs and expenses	859,747	372,173	38,403	169,919	309,724	37,188
Loss from operations	(89,874)	(41,507)	(13,121)	(41,447)	(11,452)	(9,828)
Other income	—	—	202	—	—	313
Interest expense	(8,084)	—	(226)	(3,758)	—	(101)
Loss before income taxes (1)	$(97,958)	$(41,507)	$(13,145)	$(45,205)	$(11,452)	$(9,616)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands, unaudited):

	Three Months Ended March 31,
	2020	2019
Total segment loss before income taxes	$(152,610)	$(66,273)
Corporate interest expense	(29,282)	(12,607)
Corporate other income	9,391	8,855
Consolidated loss before income taxes	$(172,501)	$(70,025)
Homes Segment
Cost of Revenue. Cost of revenue was $732.2 million for the three months ended March 31, 2020 compared to $122.4 million for the three months ended March 31, 2019, an increase of $609.8 million. The increase in cost of revenue was primarily attributable to home acquisition and renovation costs related to the 2,394 homes that we sold during the period compared to the sale of 414 homes during the three months ended March 31, 2019. Due to the pause in Zillow Offers home buying activities that began on March 23, 2020 in response to the COVID-19 pandemic, we expect cost of revenue to decrease in absolute dollars in the future as we expect to resell fewer homes until we resume home-buying activities.
Sales and Marketing. Sales and marketing expenses were $71.6 million for the three months ended March 31, 2020 compared to $20.9 million for the three months ended March 31, 2019, an increase of $50.7 million. The increase in sales and marketing expenses was primarily attributable to a $27.5 million increase in selling expenses attributable to the resale of homes, an $11.3 million increase in headcount-related expenses, including share-based compensation expense, $5.7 million in expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic, a $3.0 million increase in holding costs and a $2.1 million increase in marketing and advertising expenses.
Sales and marketing expenses include $5.3 million in holding costs for the three months ended March 31, 2020 and $2.3 million in holding costs for the three months ended March 31, 2019.
Due to the pause in Zillow Offers home buying activities beginning on March 23, 2020 in response to the COVID-19 pandemic, we expect sales and marketing expenses to decrease in absolute dollars in the future as we expect to hold and resell fewer homes until we resume home-buying activities.

Technology and Development. Technology and development expenses, which include research and development costs, were $32.5 million for the three months ended March 31, 2020 compared to $12.3 million for the three months ended March 31, 2019, an increase of $20.3 million. The increase in technology and development expenses was primarily due to a $16.4 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, a $2.0 million increase in depreciation and amortization expense, a $0.7 million increase in data acquisition costs and a $0.5 million increase in software and hardware costs.
General and Administrative. General and administrative expenses were $23.4 million for the three months ended March 31, 2020 compared to $14.4 million for the three months ended March 31, 2019, an increase of $9.0 million. The increase in general and administrative expenses was primarily due to a $5.8 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $1.3 million increase in building lease-related expenses including rent, utilities and insurance, a $0.7 million increase in software and hardware costs and a $0.7 million increase in business related taxes.
Interest Expense. Interest expense was $8.1 million for the three months ended March 31, 2020 compared to $3.8 million for the three months ended March 31, 2019, an increase of $4.3 million. The increase in interest expense was attributable to borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our credit facilities.
Due to the pause in Zillow Offers home buying activities beginning on March 23, 2020 in response to the COVID-19 pandemic, we expect interest expense to decrease in absolute dollars in the future as we reduce the number of homes financed on our credit facilities until we resume home-buying activities.
IMT Segment
Cost of Revenue. Cost of revenue remained flat at $24.3 million for the three months ended March 31, 2020 and 2019. This was primarily due to cost saving measures put into place to scale our businesses efficiently while continuing to support revenue growth.
Sales and Marketing. Sales and marketing expenses were $120.2 million for the three months ended March 31, 2020 compared to $126.7 million for the three months ended March 31, 2019, a decrease of $6.5 million, or 5%. The decrease in sales and marketing expenses was primarily attributable to a $10.3 million decrease in marketing and advertising expenses and a $1.2 million decrease in travel expenses as we paused non-essential travel for workers in response to the COVID-19 pandemic. The decrease in sales and marketing expenses was partially offset by a $3.3 million increase in depreciation expense and a $2.0 million increase in headcount related expenses, including stock-compensation expense. Due to the pause of most advertising spend in response to the COVID-19 pandemic, we expect sales and marketing expenses to decrease in absolute dollars in future periods.
Technology and Development. Technology and development expenses, which include research and development costs, were $95.0 million for the three months ended March 31, 2020 compared to $88.0 million for the three months ended March 31, 2019, an increase of $7.1 million, or 8%. Approximately $3.1 million of the increase related to growth in headcount-related expenses, including share-based compensation expense. In addition, there was a $2.9 million increase in depreciation and amortization expense and a $2.4 million increase in data acquisition costs, partially offset by a $1.3 million decrease in professional services.
General and Administrative. General and administrative expenses were $58.8 million for the three months ended March 31, 2020 compared to $70.9 million for the three months ended March 31, 2019, a decrease of $12.1 million, or 17%. The decrease in general and administrative expenses for the three months ended March 31, 2020 was primarily due to a $21.9 million decrease in headcount-related expenses driven by the recognition of $23.3 million of share-based compensation expense in the IMT segment in 2019 in connection with the modification of certain outstanding equity awards related to the departure of Spencer Rascoff in February 2019, who served as Zillow Group’s Chief Executive Officer beginning in 2010. For additional information regarding the equity modification, see Note 14 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. This decrease in general and administrative expenses was offset by an increase in estimated legal liabilities of approximately $3.7 million, a $2.0 million increase in building lease-related expenses, including rent, utilities and insurance, a $1.9 increase in business related taxes, a $0.7 million increase in professional services expenses and a $0.5 million increase in credit loss expense.
Impairment Costs. Impairment costs recorded to the IMT segment for the three months ended March 31, 2020 consist of $68.6 million of the total $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset and a $5.3 million non-cash impairment related to our October 2016 equity investment. For additional information about these impairments, see Note 9 and Note 10 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Mortgages Segment
Cost of Revenue. Cost of revenue was $5.2 million for the three months ended March 31, 2020 compared to $4.7 million for the three months ended March 31, 2019, an increase of $0.5 million, or 10%. The increase in cost of revenue was primarily attributable to a $0.8 million increase in headcount-related expenses, including share-based compensation expense, partially offset by a $0.3 million decrease in miscellaneous expenses. We expect cost of revenue to increase in absolute dollars in future periods as we continue to incur expenses associated with growth in revenue and expansion of Zillow Home Loans.
Sales and Marketing. Sales and marketing expenses were $12.9 million for the three months ended March 31, 2020 compared to $14.1 million for the three months ended March 31, 2019, a decrease of $1.2 million, or 8%. The decrease in sales and marketing expenses was primarily attributable to a $1.5 million decrease in marketing and advertising expenses. We expect our sales and marketing expenses to decrease in absolute dollars in future periods due to the pause in marketing spend in response to the COVID-19 pandemic.
Technology and Development. Technology and development expenses, which include research and development costs, were $7.4 million for the three months ended March 31, 2020 compared to $7.5 million for the three months ended March 31, 2019, a decrease of 2%. The decrease in technology and development expenses was primarily a result of a $0.6 million decrease in data acquisition costs, partially offset by a $0.5 million increase in headcount-related expenses, including share-based compensation expense. We expect our technology and development expenses to increase in absolute dollars in future periods as we continue to build new website functionality and other technologies that will facilitate the origination of mortgages in Zillow Home Loans.
General and Administrative. General and administrative expenses were $10.1 million for the three months ended March 31, 2020 compared to $10.6 million for the three months ended March 31, 2019, a decrease of $0.5 million, or 4%. The decrease in general and administrative expenses was primarily due to a $1.2 million decrease in headcount-related expenses, including share-based compensation expense. This decrease was partially offset by a $0.3 million increase in legal expenses and a $0.2 million increase in building lease-related expenses including rent, utilities and insurance. We expect general and administrative expenses to increase over time in absolute dollars as we continue to expand our mortgage business.
Impairment Costs. Impairment costs recorded to the Mortgages segment for the three months ended March 31, 2020 consist of $2.9 million of the total $71.5 million impairment related to the Trulia trade names and trademarks intangible asset. For additional information about this impairment, see Note 10 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense was $29.3 million for the three months ended March 31, 2020 compared to $12.6 million for the three months ended March 31, 2019, an increase of $16.7 million, or 132%. This increase was primarily due to the September 2019 issuance of the convertible senior notes due in 2026 and the September 2019 and October 2019 issuances of the convertible senior notes due in 2024. For additional information regarding the convertible senior notes, see Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Other Income. Other income not directly attributable to any of our segments was $9.4 million for the three months ended March 31, 2020 compared to $8.9 million for the three months ended March 31, 2019, an increase of $0.5 million.
Liquidity and Capital Resources
As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents, investments and restricted cash of $2,617.4 million and $2,511.9 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and commercial paper. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, certificates of deposit and treasury bills. Restricted cash consists of amounts funded to the reserve and collection accounts related to our credit facilities and amounts held in escrow related to funding home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of March 31, 2020, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below. As previously noted, the COVID-19 pandemic and related economic disruptions have resulted in unprecedented uncertainty. While we believe we have a strong balance sheet and have taken appropriate prudent measures to preserve liquidity and maintain our customers, including pausing home buying through Zillow Offers, offering certain product discounts, pausing hiring except for critical roles, pausing the majority of our advertising spending and reducing other discretionary spending, the extent of the impact of COVID-19 on our business is highly uncertain and difficult to predict. The COVID-19 pandemic has and will continue to disrupt our revenue and operating cash flow levels and may disrupt future access to capital through debt or equity markets.
The expansion of Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes on the open market has continued to have a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We primarily use debt financing through credit facilities to fund a portion of the purchase price of homes and certain related costs. As previously noted, due to the pause in Zillow Offers home buying activities beginning on March 23, 2020 in response to the COVID-19 pandemic, we expect to decrease in the future the amounts drawn on our credit facilities as we reduce the number of homes financed until we resume home-buying activities. As of March 31, 2020, we have $431.8 million of total outstanding borrowings on credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1,500.0 million.
As of March 31, 2020, we have outstanding a total of $2,016.4 million aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually.
The October 31, 2018 acquisition of Zillow Home Loans continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund the mortgage loan originations. As of March 31, 2020, we have $34.8 million of total outstanding borrowings on our warehouse line of credit and master repurchase agreement with a total maximum borrowing capacity of $125.0 million.
For additional information regarding our debt, see Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The following table presents selected cash flow data for the periods presented (in thousands, unaudited):

	Three Months Ended March 31,
	2020	2019
Cash Flow Data:
Net cash provided by (used in) operating activities	$301,990	$(145,514)
Net cash provided by investing activities	254,341	108,304
Net cash provided by (used in) financing activities	(163,102)	137,869
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
For the three months ended March 31, 2020, net cash provided by operating activities was $302.0 million. This was primarily driven by a net loss of $163.3 million, adjusted by non-cash impairment costs of $76.8 million, share-based compensation expense of $43.8 million, depreciation and amortization expense of $29.0 million, amortization of the discount and issuance costs on the convertible notes maturing in 2021, 2023, 2024 and 2026 of $22.5 million, a $9.2 million change in deferred income taxes, amortization of contract cost assets of $8.4 million, amortization of right of use assets of $6.5 million and a loss on disposal of property and equipment of $2.0 million. Changes in operating assets and liabilities increased cash provided by operating activities by $285.0 million. The changes in operating assets and liabilities are primarily related to a $302.6 million decrease in inventory due to the sale of homes and a decrease in home purchases through Zillow Offers during the three months ended March 31, 2020, a $9.8 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $7.7 million increase in accounts payable and a $4.6 million increase in accrued expenses and other liabilities driven by the timing of payments, a $5.3 million increase in accounts receivable due primarily to an increase in revenue, a $5.0 million decrease in accrued compensation and benefits, a $4.4 million decrease in deferred revenue and a $2.9 million increase in prepaid expenses and other current assets driven primarily by the timing of payments.
For the three months ended March 31, 2019, net cash provided by operating activities was $145.5 million. This was primarily driven by a net loss of $67.5 million, adjusted by share-based compensation expense of $66.1 million, depreciation and amortization expense of $20.5 million, amortization of the discount and issuance costs on the convertible senior notes maturing in 2023 and 2021 of $8.8 million, amortization of contract cost assets of $8.7 million, amortization of right of use assets of $4.4 million, a $2.5 million change in deferred income taxes, accretion of bond discount of $1.7 million, and a loss on disposal of property and equipment of $1.7 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $184.3 million. The changes in operating assets and liabilities are primarily due to a $162.3 million increase in inventory due to the purchase of homes through Zillow Offers, a $9.1 million increase in contract cost assets due primarily to the capitalization of sales commissions, an $8.5 million increase in prepaid expenses and other assets driven primarily by the timing of payments, a $7.0 million increase in lease liabilities, and a $4.7 million increase in accounts receivable due primarily to an increase in revenue, partially offset by a $5.9 million decrease in mortgage loans held for sale.
Cash Flows Provided By Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the three months ended March 31, 2020, net cash provided by investing activities was $254.3 million. This was the result of $291.8 million of net proceeds from maturities and sales of investments and $37.5 million of purchases for property and equipment and intangible assets.
For the three months ended March 31, 2019, net cash provided by investing activities was $108.3 million. This was primarily the result of $125.8 million of net proceeds from maturities of investments and $17.5 million of purchases for property and equipment and intangible assets.
Cash Flows Provided By (Used in) Financing Activities
Net cash provided by (used in) financing activities has primarily resulted from the exercise of employee option awards and equity awards withheld for tax liabilities, proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers and proceeds from borrowings on warehouse lines of credit and the master repurchase agreement related to Zillow Home Loans.
For the three months ended March 31, 2020, cash used in financing activities was $163.1 million, including $259.7 million of net repayments of borrowings on our credit facilities related to Zillow Offers, partially offset by $92.2 million of proceeds from the exercise of option awards and $4.4 million of net borrowings on our warehouse line of credit and master repurchase agreement related to Zillow Home Loans.
For the three months ended March 31, 2019, cash provided by financing activities was $137.9 million, including $129.3 million of proceeds from borrowings on our credit facilities related to Zillow Offers and $13.6 million of proceeds from the exercise of option awards, partially offset by $5.0 million of net repayments of borrowings on our warehouse lines of credit related to Zillow Home Loans.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $10.0 million as of March 31, 2020. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 16 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of March 31, 2020 (in thousands, unaudited):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Homes under contract (1)	14,900	14,900	—	—	—
Homes segment credit facilities (2)	431,834	431,834	—	—	—
Mortgages segment credit facilities (3)	34,813	34,813	—	—	—
 ____________________
(1) We have obligations to purchase homes under contract through our Zillow Offers business.
(2) Includes principal amounts due for amounts borrowed under the credit facilities used to provide capital for our Zillow Offers business. Amounts exclude an immaterial amount of estimated interest payments.
(3) Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreement to finance mortgages originated through Zillow Home Loans. Amounts exclude an immaterial amount of estimated interest payments.

As of March 31, 2020, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.0 million as of March 31, 2020.
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

In our Homes segment, we generate revenue from the resale of homes on the open market and through our title and escrow services. Our two revenue categories within our Homes segment are Zillow Offers and Other.
In our IMT segment, we generate revenue from the sale of advertising services and our suite of marketing software and technology solutions to residential real estate businesses, professionals and consumers. These professionals include real estate, rental and new construction brand advertisers, professionals and consumers. Our two revenue categories within our IMT segment are Premier Agent and Other.
In our Mortgages segment, we generate revenue from the sale of advertising services to mortgage lenders and other mortgage professionals, mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans, as well as Mortech mortgage software solutions.
Homes Segment
Zillow Offers Revenue. Zillow Offers revenue is derived from the resale of homes on the open market. We recognize revenue at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer. The amount of revenue recognized for each home sale is equal to the full sale price of the home net of resale concessions and credits to the buyer and does not reflect real estate agent commissions, closing or other costs associated with the transaction.
Other Revenue. Other Homes revenue is primarily generated through Zillow Closing Services, which offers title and escrow services to home buyers and sellers, including title search procedures for title insurance policies, escrow and other closing services. Title search, which is recorded net of amounts remitted to third-party insurance underwriters, and title and escrow closing fees are recognized as revenue upon closing of the underlying real estate transaction.
IMT Segment
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
In October 2018, we began testing a new pricing model, Flex, for Premier Broker and Premier Agent advertising services in limited markets. With the Flex model, Premier Brokers and Premier Agents are provided with validated leads at no upfront cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads. With this pricing model, the transaction price represents variable consideration as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions and the value of those transactions. During this testing phase, we recognize revenue when we receive payment for a real estate transaction closed with a Flex lead. We will continuously reevaluate this determination and the point at which we may begin to estimate variable consideration and record revenue as performance obligations are transferred. Once we reach the point at which we may begin to estimate variable consideration associated with Flex, we will estimate the transaction price based on the consideration to which we expect to be entitled in exchange for transferring the validated Flex leads. This will include estimates associated with the probability that Flex leads provided will result in closed real estate transactions and the expected value of those transactions.
Other Revenue. Other IMT revenue primarily includes revenue generated by rentals, new construction and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants. Rentals revenue primarily includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, cost per click, cost per lease, cost per listing or cost per impression basis. We recognize revenue as leads, clicks and impressions are provided to rental professionals, or as rental listings are published on our mobile applications and websites, which is the amount for which we have the right to invoice. The number of leases generated through our rentals pay per lease product during the period is accounted for as variable consideration, and we estimate the amount of variable consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved.
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
Mortgages Segment
Mortgages Revenue. Mortgages revenue includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and a portion of our Connect services, and on a subscription basis, including a portion of our Connect service, and also includes revenue generated by Zillow Home Loans, our affiliated mortgage lender, and revenue generated by Mortech.
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
Each quarter we review the value of homes held in inventory for indicators that net realizable value is lower than cost. The calculation of net realizable value is based on several estimates which may ultimately vary materially from actual results. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of inventory a critical accounting estimate. In response to the COVID-19 pandemic and the uncertainly surrounding its impact on the real estate industry, we have adjusted certain of our home asset management and resale strategies. We have estimated the impact of these strategies on the value of our inventory as of March 31, 2020. The estimate of this impact requires significant judgement and the ultimate impact of these strategies and COVID-19’s impact on the real estate industry and on our customers’ ability to purchase homes is uncertain, which may cause actual results to vary materially.
When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized in cost of revenue. We estimate that a 1% decrease in the lower of cost or net realizable value of our inventory balances as of March 31, 2020 and 2019 would increase our inventory valuation adjustment by $5.3 million and $3.3 million, respectively.

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
Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in an impairment charge. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, and we may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state, or local regulations, economic downturns or developments, pandemics such as COVID-19, or other market conditions affecting our industry.

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
Our indefinite-lived intangible asset has not historically been amortized, and we assess the asset for impairment on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the asset may be impaired. On an interim basis, we consider if there are any events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including, but not limited to, costs that could have a negative effect on future expected earnings and cash flows, changes in certain key performance metrics, and changes in management, key personnel, strategy or customers. In our evaluation of our trade names and trademarks indefinite-lived intangible asset, we typically first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations for the excess of the carrying value of the indefinite-lived intangible assets over their fair value.

During the three months ended March 31, 2020, we recognized a non-cash impairment charge of $71.5 million related to our indefinite-lived Trulia trade names and trademarks intangible asset. The impairment charge is included in Impairment costs within our IMT and Mortgages segments. In March 2020, we identified factors directly related to the COVID-19 pandemic that led us to conclude it was more likely than not that the $108.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to previous projections used to determine the carrying value of the intangible asset, primarily driven by a reduction in expected future marketing and advertising spend for Trulia. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $36.5 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including projected revenue, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy.
Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, and we may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state or local regulations, economic downturns, pandemics such as COVID-19, or developments or other market conditions affecting our industry. Changes in these estimates could result in future material impairment losses related to the Trulia trade names and trademarks intangible asset. Given the unprecedented uncertainty surrounding COVID-19, including the unknown impact on customer demand for our products and services related to the Trulia brand, projecting future revenue related to the Trulia brand requires significant judgment, and actual revenue related to the Trulia brand may vary significantly based on the duration and severity of the pandemic and responses to it and future amounts of marketing and advertising spend.
In connection with this impairment analysis, we evaluated our planned future marketing and advertising spend related to the Trulia trade names and trademarks intangible asset and concluded that this asset no longer has an indefinite life. We will amortize the remaining $36.5 million carrying value on an accelerated basis commensurate with the projected cash flows over a useful life of 10 years.
Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
Our convertible senior notes bear interest at fixed rates. Thus, we have no related direct financial statement risk associated with changes in interest rates. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of March 31, 2020 (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$500,000	1.375%
September 1, 2024	673,000	0.75%
July 1, 2023	373,750	1.50%
December 1, 2021	460,000	2.00%
December 15, 2020	9,637	2.75%
	$2,016,387

Since the convertible senior notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of March 31, 2020. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities that provide capital for Zillow Offers. As of March 31, 2020 and December 31, 2019, we had outstanding $431.8 million and $691.5 million, respectively, of borrowings on these credit facilities which bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $4.3 million and $6.9 million as of March 31, 2020 and December 31, 2019, respectively.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse line of credit and master repurchase agreement that provide capital for Zillow Home Loans. As of March 31, 2020 and December 31, 2019, we had outstanding $34.8 million and $30.4 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreement which bear interest at a floating rate based on LIBOR plus an applicable margin. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreement, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreement by an insignificant amount as of March 31, 2020 and December 31, 2019.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 16 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the following risk factor, in addition to those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, as any of these risks could harm our business, results of operations, and future financial performance. Recovery pursuant to our insurance policies may not be available due to policy definitions of covered losses or other factors, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and operating results. If any of these risks occur, the trading price of our common and capital stock could decline, and you could lose all or part of your investment.

Our financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, COVID-19, was reported and has subsequently spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. As a result of COVID-19, significant portions of the United States economy and population have shut down and slowed down due to widespread travel and transportation restrictions, shelter in place and stay at home policies, and closures of commercial spaces and government facilities, including in locations where we maintain operations and a significant number of employees. The current COVID-19 pandemic, its broad impact and preventive measures taken to contain or mitigate the pandemic have had, and are likely to continue to have, significant negative effects on the United States and global economy, employment levels, employee productivity, residential real estate and financial markets. This, in turn, has and may increasingly have a negative impact on our real estate partners, suppliers, demand for our products and services, the ability of customers to effectuate real estate transactions, profit margins, the value of collateral securing loans, our ability to resell loans on the secondary market, access to credit and our ability to operate our business.
In response to these unprecedented circumstances, we have temporarily paused buying homes through Zillow Offers, offered certain product discounts, temporarily closed offices, paused hiring except for critical roles, paused the majority of our advertising spending and reduced discretionary spending. As a result of these or other consequences, the pandemic has and may continue to adversely affect our business, results of operations and financial condition, likely materially.
Our ability to fund our liquidity requirements and operate our business depends on our cash flows from operations as well as our ability to access the capital markets and borrow on our existing credit facilities. For example, the provision of certain product discounts and pause of home buying through Zillow Offers has and may continue to disrupt our revenue and operating cash flow levels. Further, our access to and the availability of financing on acceptable terms may be adversely impacted by the pandemic. For more information on the impact the COVID-19 pandemic has had on our liquidity position and outlook, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The extent to which the outbreak will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the magnitude, duration and severity of the outbreak, the actions taken to contain or mitigate the outbreak and any associated economic downturn or extended slowdown in the real estate markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2020.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amended and Restated Stock Option Program for Non-Employee Director Grants under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2020	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer