Form 10-Q
period 2020-06-30
ZILLOW GROUP, INC.
filed 2020-08-06
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2020, 60,002,842 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 160,765,729 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2020

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, including, but not limited to:
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
•the impact of pending or future litigation; and
•issuance of new or updated research or reports by securities analysts.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,045,474	$1,141,263
Short-term investments	1,491,167	1,280,989
Accounts receivable, net of allowance for doubtful accounts of $2,282 and $4,522 at June 30, 2020 and December 31, 2019, respectively	66,878	67,005
Mortgage loans held for sale	75,021	36,507
Inventory	135,401	836,627
Prepaid expenses and other current assets	56,373	58,117
Restricted cash	33,620	89,646
Total current assets	3,903,934	3,510,154
Contract cost assets	47,747	45,209
Property and equipment, net	195,747	170,489
Right of use assets	199,422	212,153
Goodwill	1,984,907	1,984,907
Intangible assets, net	106,990	190,567
Other assets	11,041	18,494
Total assets	$6,449,788	$6,131,973
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,307	$8,343
Accrued expenses and other current liabilities	74,646	85,442
Accrued compensation and benefits	34,520	37,805
Borrowings under credit facilities	187,032	721,951
Deferred revenue	44,514	39,747
Lease liabilities, current portion	22,789	17,592
Convertible senior notes, current portion	9,637	9,637
Total current liabilities	387,445	920,517
Lease liabilities, net of current portion	214,752	220,445
Convertible senior notes, net of current portion	1,810,341	1,543,402
Deferred tax liabilities and other long-term liabilities	14,192	12,188
Total liabilities	2,426,730	2,696,552
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 59,850,004 and 58,739,989 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 159,974,485 and 144,109,419 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	16	14
Additional paid-in capital	5,246,371	4,412,200
Accumulated other comprehensive income	1,525	340
Accumulated deficit	(1,224,861)	(977,140)
Total shareholders’ equity	4,023,058	3,435,421
Total liabilities and shareholders’ equity	$6,449,788	$6,131,973
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Homes	$454,252	$248,924	$1,224,125	$377,396
IMT	280,339	323,669	611,005	621,941
Mortgages	33,761	26,985	59,043	54,345
Total revenue	768,352	599,578	1,894,173	1,053,682
Cost of revenue (exclusive of amortization) (1):
Homes	431,788	240,732	1,163,987	363,151
IMT	23,387	26,059	47,705	50,310
Mortgages	5,896	4,430	11,051	9,108
Total cost of revenue	461,071	271,221	1,222,743	422,569
Sales and marketing	155,598	187,433	360,246	349,020
Technology and development	128,857	120,330	263,775	228,100
General and administrative	85,511	82,839	177,796	178,613
Impairment costs	—	—	76,800	—
Integration costs	—	293	—	645
Total costs and expenses	831,037	662,116	2,101,360	1,178,947
Loss from operations	(62,685)	(62,538)	(207,187)	(125,265)
Gain on partial extinguishment of 2021 Notes	6,391	—	6,391	—
Other income	10,115	9,458	19,708	18,626
Interest expense	(37,590)	(18,897)	(75,182)	(35,363)
Loss before income taxes	(83,769)	(71,977)	(256,270)	(142,002)
Income tax benefit (expense)	(679)	—	8,549	2,500
Net loss	$(84,448)	$(71,977)	$(247,721)	$(139,502)
Net loss per share — basic and diluted	$(0.38)	$(0.35)	$(1.15)	$(0.68)
Weighted-average shares outstanding — basic and diluted	219,467	205,754	215,070	205,137
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$18,857	$14,656	$36,041	$29,056
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(84,448)	$(71,977)	$(247,721)	$(139,502)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(2,806)	751	796	1,895
Reclassification adjustment for net investment (gains) losses included in net loss	(62)	—	372	—
Net unrealized gains (losses) on investments	(2,868)	751	1,168	1,895
Currency translation adjustments	107	(52)	17	(94)
Total other comprehensive income (loss)	(2,761)	699	1,185	1,801
Comprehensive loss	$(87,209)	$(71,278)	$(246,536)	$(137,701)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2020	212,913,139	$22	$4,551,866	$(1,140,413)	$4,286	$3,415,761
Issuance of common and capital stock upon exercise of stock options	3,117,483	—	92,783	—	—	92,783
Vesting of restricted stock units	775,249	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(6)	—	—	—	—	—
Share-based compensation expense	—	—	57,171	—	—	57,171
Issuance of Class C capital stock in connection with equity offering, net of issuance costs of $10,877	8,800,000	1	411,522	—	—	411,523
Equity component of issuance of 2025 Notes, net of issuance costs of $3,279	—	—	154,813	—	—	154,813
Partial repurchase of 2021 Notes	753,936	—	(21,784)	—	—	(21,784)
Partial unwind of capped call transactions for 2021 Notes	(317,865)	—	—	—	—	—
Net loss	—	—	—	(84,448)	—	(84,448)
Other comprehensive loss	—	—	—	—	(2,761)	(2,761)
Balance at June 30, 2020	226,041,936	$23	$5,246,371	$(1,224,861)	$1,525	$4,023,058

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2019	205,130,332	$21	$4,022,218	$(739,304)	$197	$3,283,132
Issuance of common and capital stock upon exercise of stock options	814,062	—	19,433	—	—	19,433
Vesting of restricted stock units	569,260	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(18)	—	(1)	—	—	(1)
Share-based compensation expense	—	—	46,820	—	—	46,820
Net loss	—	—	—	(71,977)	—	(71,977)
Other comprehensive income	—	—	—	—	699	699
Balance at June 30, 2019	206,513,636	$21	$4,088,470	$(811,281)	$896	$3,278,106

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2020	209,066,855	$21	$4,412,200	$(977,140)	$340	$3,435,421
Issuance of common and capital stock upon exercise of stock options	6,324,858	1	184,984	—	—	184,985
Vesting of restricted stock units	1,414,158	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(6)	—	—	—	—	—
Share-based compensation expense	—	—	104,636	—	—	104,636
Issuance of Class C capital stock in connection with equity offering, net of issuance costs of $10,877	8,800,000	1	411,522	—	—	411,523
Equity component of issuance of 2025 Notes, net of issuance costs of $3,279	—	—	154,813	—	—	154,813
Partial repurchase of 2021 Notes	753,936	—	(21,784)	—	—	(21,784)
Partial unwind of capped call transactions for 2021 Notes	(317,865)	—	—	—	—	—
Net loss	—	—	—	(247,721)	—	(247,721)
Other comprehensive income	—	—	—	—	1,185	1,185
Balance at June 30, 2020	226,041,936	$23	$5,246,371	$(1,224,861)	$1,525	$4,023,058

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2019	203,904,265	$21	$3,939,842	$(671,779)	$(905)	$3,267,179
Issuance of common and capital stock upon exercise of stock options	1,543,850	—	32,997	—	—	32,997
Vesting of restricted stock units	1,065,607	—	—	—	—	—
Shares and value of restricted stock units withheld for tax liability	(86)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	115,634	—	—	115,634
Net loss	—	—	—	(139,502)	—	(139,502)
Other comprehensive income	—	—	—	—	1,801	1,801
Balance at June 30, 2019	206,513,636	$21	$4,088,470	$(811,281)	$896	$3,278,106

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(247,721)	$(139,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,199	41,728
Share-based compensation expense	96,146	109,756
Amortization of right of use assets	12,731	10,572
Amortization of contract cost assets	17,070	17,880
Amortization of discount and issuance costs on convertible senior notes maturing in 2021, 2023, 2024, 2025 and 2026	47,746	17,799
Gain on partial extinguishment of 2021 Notes	(6,391)	—
Impairment costs	76,800	—
Deferred income taxes	(8,549)	(2,500)
(Gain) loss on disposal of property and equipment and other assets	(2,658)	3,878
Credit loss expense	1,614	706
Net loss on investment securities	372	—
Accretion of bond discount	(303)	(3,695)
Changes in operating assets and liabilities:
Accounts receivable	(1,487)	(16,884)
Mortgage loans held for sale	(38,514)	(3,244)
Inventory	701,145	(389,994)
Prepaid expenses and other assets	(771)	(2,015)
Lease liabilities	(495)	(11,946)
Contract cost assets	(19,608)	(18,332)
Accounts payable	7,504	1,256
Accrued expenses and other current liabilities	(8,741)	6,952
Accrued compensation and benefits	(3,285)	613
Deferred revenue	4,767	3,000
Other long-term liabilities	10,049	149
Net cash provided by (used in) operating activities	692,620	(373,823)
Investing activities
Proceeds from maturities of investments	701,266	539,312
Proceeds from sales of investments	116,394	—
Purchases of investments	(1,026,233)	(302,891)
Purchases of property and equipment	(54,653)	(29,672)
Purchases of intangible assets	(11,408)	(8,927)
Proceeds from sale of equity investment	10,000	—
Net cash provided by (used in) investing activities	(264,634)	197,822
Financing activities
Proceeds from issuance of 2025 Notes, net of issuance costs	553,282	—
Proceeds from issuance of Class C capital stock, net of issuance costs	411,522	—
Partial extinguishment of 2021 Notes	(194,670)	—
Proceeds from borrowings on credit facilities	43,200	293,099
Repayments of borrowings on credit facilities	(617,506)	—
Net borrowings (repayments) on warehouse lines of credit and repurchase agreement	39,387	(2,961)
Proceeds from exercise of stock options	184,984	32,997
Value of equity awards withheld for tax liability	—	3
Net cash provided by financing activities	420,199	323,138
Net increase in cash, cash equivalents and restricted cash during period	848,185	147,137
Cash, cash equivalents and restricted cash at beginning of period	1,230,909	663,443
Cash, cash equivalents and restricted cash at end of period	$2,079,094	$810,580
Supplemental disclosures of cash flow information
Cash paid for interest	$29,201	$16,616
Noncash transactions:
Capitalized share-based compensation	$8,490	$5,878
Write-off of fully depreciated property and equipment	$6,942	$9,867
Write-off of fully amortized intangible assets	$—	$3,311
Property and equipment purchased on account	$5,305	$2,408
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc., the largest portfolio of real estate brands on mobile and the web, is building a trusted, on-demand real estate experience. Whether selling, buying, renting or financing, customers can turn to the Zillow family of businesses to find and get into their next home with speed, certainty and ease.
In addition to Zillow’s for-sale and rental listings, Zillow Offers buys and sells homes directly in dozens of markets across the country, allowing sellers control over their timeline. Zillow Closing Services offers customers title and escrow services to support a more seamless transaction experience. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2020, our results of operations, comprehensive loss and shareholders’ equity for the three and six month periods ended June 30, 2020 and 2019, and our cash flows for the six month periods ended June 30, 2020 and 2019. The results of the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any interim period or for any other future year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets with definite lives, share-based compensation, income taxes, business combinations and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We expect to apply some of the expedients and exceptions provided in this guidance to our credit facilities, warehouse line of credit and master repurchase agreement, all of which reference LIBOR in the applicable interest rate. While the goal of the reference rate reform transition is for it to be economically neutral to entities, we have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.
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
We applied the following methods and assumptions in estimating our fair value measurements:
Cash equivalents — The fair value measurement of money market funds is based on quoted market prices in active markets. The fair value measurement of treasury bills are based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

	June 30, 2020	December 31, 2019
Range	40% - 100%	56% - 100%
Weighted average	70%	78%
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
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,784,896	$1,784,896	$—	$—
Treasury bills	70,189	—	70,189	—
Short-term investments:
Treasury bills	963,231	—	963,231	—
U.S. government agency securities	465,715	—	465,715	—
Corporate notes and bonds	30,213	—	30,213	—
Municipal securities	16,538	—	16,538	—
Commercial paper	14,972	—	14,972	—
Certificates of deposit	498	—	498	—
Mortgage origination-related:
Mortgage loans held for sale	75,021	—	75,021	—
IRLCs	5,091	—	—	5,091
Forward contracts - other current liabilities	961	—	961	—
Total	$3,427,325	$1,784,896	$1,637,338	$5,091

	December 31, 2019
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$872,431	$872,431	$—
U.S. government agency securities	35,009	—	35,009
Commercial paper	31,113	—	31,113
Treasury bills	6,441	—	6,441
Corporate notes and bonds	1,065	—	1,065
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	862,154	—	862,154
Corporate notes and bonds	159,431	—	159,431
Commercial paper	150,267	—	150,267
Treasury bills	80,003	—	80,003
Municipal securities	27,889	—	27,889
Certificates of deposit	1,245	—	1,245
Mortgage origination-related:
Mortgage loans held for sale	36,507	—	36,507
IRLCs	937	—	937
Forward contracts - other current assets	7	—	7
Forward contracts - other current liabilities	(60)	—	(60)
Total	$2,264,688	$872,431	$1,392,257

The following table presents the changes in our IRLCs during the three and six month periods ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020 (1)
Balance, beginning of the period	$2,225	$937
Issuances	10,142	15,507
Transfers	(8,586)	(13,142)
Fair value changes recognized in earnings	1,310	1,789
Balance, end of period	$5,091	$5,091
(1) Beginning balance represents transfers of IRLCs from Level 2 to Level 3 within the fair value hierarchy as of January 1, 2020.
At June 30, 2020, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $168.9 million and $214.9 million for our IRLCs and forward contracts, respectively. At December 31, 2019, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $34.3 million and $64.7 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 12 for the carrying amount and estimated fair value of our convertible senior notes.

Note 4. Cash and Cash Equivalents, Short-term Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$190,389	$—	$—	$190,389
Cash equivalents:
Money market funds	1,784,896	—	—	1,784,896
Treasury bills	70,189	—	—	70,189
Short-term investments:
Treasury bills	963,200	41	(10)	963,231
U.S. government agency securities	463,806	1,909	—	465,715
Corporate notes and bonds	30,094	119	—	30,213
Municipal securities	16,519	19	—	16,538
Commercial paper	14,972	—	—	14,972
Certificates of deposit	498	—	—	498
Restricted cash	33,620	—	—	33,620
Total	$3,568,183	$2,088	$(10)	$3,570,261

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$194,955	$—	$—	$194,955
Cash equivalents:
Money market funds	872,431	—	—	872,431
U.S. government agency securities	35,011	—	(2)	35,009
Commercial paper	31,113	—	—	31,113
Treasury bills	6,441	—	—	6,441
Corporate notes and bonds	1,065	—	—	1,065
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	861,862	365	(73)	862,154
Corporate notes and bonds	159,382	91	(42)	159,431
Commercial paper	150,267	—	—	150,267
Treasury bills	79,989	14	—	80,003
Municipal securities	27,836	56	(3)	27,889
Certificates of deposit	1,245	—	—	1,245
Restricted cash	89,646	—	—	89,646
Total	$2,511,492	$526	$(120)	$2,511,898

All available-for-sale investments as of June 30, 2020 have a contractual maturity date of one year or less.

Note 5. Accounts Receivable, net
The following table presents the changes in the allowance for doubtful accounts for the six months ended June 30, 2020 (in thousands):

Balance as of January 1, 2020	$4,522
Credit loss expense	1,614
Less: write-offs, net of recoveries and other adjustments	(3,854)
Balance as of June 30, 2020	$2,282

Note 6. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	June 30, 2020	December 31, 2019
Work-in-process	$12,164	$152,171
Finished goods	123,237	684,456
Inventory	$135,401	$836,627

Note 7. Contract Cost Assets
During the three and six month periods ended June 30, 2020 and 2019, we did not incur any impairment losses to our contract cost assets. We recorded amortization expense related to contract cost assets of $8.7 million and $9.2 million during the three months ended June 30, 2020 and 2019, respectively, and $17.1 million and $17.9 million during the six months ended June 30, 2020 and 2019, respectively.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2020	December 31, 2019
Website development costs	$157,468	$149,648
Leasehold improvements	107,139	81,981
Construction-in-progress	51,482	45,337
Office equipment, furniture and fixtures	42,236	36,582
Computer equipment	31,801	31,942
Property and equipment	390,126	345,490
Less: accumulated amortization and depreciation	(194,379)	(175,001)
Property and equipment, net	$195,747	$170,489
We recorded depreciation expense related to property and equipment (other than website development costs) of $7.1 million and $6.4 million during the three months ended June 30, 2020 and 2019, respectively, and $18.9 million and $12.4 million during the six months ended June 30, 2020 and 2019, respectively.

We capitalized $15.4 million and $10.3 million in website development costs during the three months ended June 30, 2020 and 2019, respectively, and $27.9 million and $20.3 million during the six months ended June 30, 2020 and 2019, respectively. Amortization expense for website development costs included in technology and development expenses was $6.0 million and $3.6 million during the three months ended June 30, 2020 and 2019, respectively, and $11.4 million and $7.0 million during the six months ended June 30, 2020 and 2019, respectively.

Note 9. Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. In March 2020, we recognized a non-cash impairment charge of $5.3 million related to this investment. The impairment charge is included in Impairment costs within our IMT segment for the six months ended June 30, 2020. In connection with our assessment of the investment for impairment indicators as a result of COVID-19’s significant adverse impact on the real estate industry, we identified factors that led us to conclude that the investment was impaired and the fair value of the investment was less than the carrying value. The most significant of such factors related to the future expected cash flows of the investee. Accordingly, we performed an analysis to determine the fair value of the investment and concluded that our best estimate of its fair value was $4.7 million. In June 2020, we sold our 10% equity interest for $10.0 million in cash. We recorded a gain on the sale of the investment of $5.3 million for the three and six month periods ended June 30, 2020 which is classified within Other income in our condensed consolidated statements of operations.
Note 10. Intangible Assets, net
The following tables present the detail of intangible assets subject to amortization as of the dates presented (in thousands):

	June 30, 2020
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$(1,274)	$35,226
Customer relationships	102,600	(81,372)	21,228
Developed technology	107,200	(87,340)	19,860
Software	40,744	(25,031)	15,713
Intangibles-in-progress	10,054	—	10,054
Purchased content	50,552	(45,726)	4,826
Lender licenses	400	(317)	83
Total	$348,050	$(241,060)	$106,990

	December 31, 2019
	Cost	Accumulated Amortization	Net
Customer relationships	$102,600	$(73,770)	$28,830
Developed technology	107,200	(81,383)	25,817
Software	35,527	(20,843)	14,684
Purchased content	47,298	(40,636)	6,662
Intangibles-in-progress	6,391	—	6,391
Lender licenses	400	(217)	183
Total	$299,416	$(216,849)	$82,567
Amortization expense recorded for intangible assets for the three months ended June 30, 2020 and 2019 was $13.1 million and $11.0 million, respectively, and $24.9 million and $22.0 million for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in technology and development expenses.

During March 2020, we recognized a non-cash impairment charge of $71.5 million related to our Trulia trade names and trademarks intangible asset, which historically had not been subject to amortization. The impairment charge is included in Impairment costs within our IMT and Mortgages segments for the six months ended June 30, 2020. In March 2020, we identified factors directly related to the COVID-19 pandemic that led us to conclude it was more likely than not that the $108.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to previous projections used to determine the carrying value of the intangible asset, primarily driven by a reduction in expected future marketing and advertising spend for Trulia. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $36.5 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including projected revenue, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy. In connection with this impairment analysis, we evaluated our expected future reduced marketing and advertising spend related to the Trulia trade names and trademarks intangible asset and concluded that this asset no longer has an indefinite life. During the three months ended June 30, 2020 we began amortizing the remaining $36.5 million carrying value on an accelerated basis commensurate with the projected cash flows expected to be generated by the intangible asset over a useful life of 10 years. The carrying value of the Trulia trade names and trademarks intangible asset was $35.2 million as of June 30, 2020 and $108.0 million as of December 31, 2019.
Note 11. Deferred Revenue
The following tables present the changes in deferred revenue for the periods presented (in thousands):

Three Months Ended June 30, 2020
Balance as of April 1, 2020	$35,347
Deferral of revenue	222,895
Less: Revenue recognized	(213,728)
Balance as of June 30, 2020	$44,514

Six Months Ended June 30, 2020
Balance as of January 1, 2020	$39,747
Deferral of revenue	476,624
Less: Revenue recognized	(471,857)
Balance as of June 30, 2020	$44,514
During the three months ended June 30, 2020 we recognized as revenue a total of $33.8 million pertaining to amounts that were recorded in deferred revenue as of April 1, 2020. During the six months ended June 30, 2020 we recognized as revenue a total of $36.6 million pertaining to amounts that were recorded in deferred revenue as of January 1, 2020.

Note 12. Debt
The following table presents the carrying values of Zillow Group’s debt as of the periods presented (in thousands):

	June 30, 2020	December 31, 2019
Homes Segment
Credit facilities:
Goldman Sachs Bank USA	$19,632	$39,244
Citibank, N.A.	33,037	296,369
Credit Suisse AG, Cayman Islands	64,549	355,911
Total Homes Segment debt	117,218	691,524
Mortgages Segment
Repurchase agreement:
Citibank, N.A.	33,918	394
Warehouse line of credit:
Comerica Bank	35,896	30,033
Total Mortgages Segment debt	69,814	30,427
Convertible Senior Notes
1.375% convertible senior notes due 2026	337,171	327,187
2.75% convertible senior notes due 2025	401,786	—
0.75% convertible senior notes due 2024	507,039	490,538
1.50% convertible senior notes due 2023	318,348	310,175
2.00% convertible senior notes due 2021	245,997	415,502
2.75% convertible senior notes due 2020	9,637	9,637
Total convertible senior notes	1,819,978	1,553,039
Total	$2,007,010	$2,274,990

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

Lender	Final Maturity Date	Maximum Borrowing Capacity	Weighted Average Interest Rate
Goldman Sachs Bank USA	April 20, 2022	$500,000	3.91%
Citibank, N.A.	January 31, 2022	500,000	4.69%
Credit Suisse AG, Cayman Islands	July 31, 2021	500,000	4.62%
	Total	$1,500,000
Undrawn amounts available under the credit facilities included in the table above are not committed, meaning the applicable lender is not committed to, but may in its discretion, advance loan funds in excess of the outstanding borrowings. The final maturity dates are inclusive of extensions which are subject to agreement by the respective lender.

Zillow Group formed certain special purpose entities (each, an “SPE”) to purchase and sell residential properties through Zillow Offers. Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs are variable interest entities and Zillow Group is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses of the SPEs or the right to receive benefits from the SPEs that could potentially be significant to the SPEs. The SPEs are consolidated within Zillow Group’s condensed consolidated financial statements. The collective inventory and credit facility borrowings of the SPEs were $135.4 million and $117.2 million, respectively, as of June 30, 2020, and $836.6 million and $691.5 million, respectively, as of December 31, 2019.
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
The stated interest rate on our credit facilities is one-month LIBOR plus an applicable margin as defined in the respective credit agreements. Our credit facilities include customary representations and warranties, provisions regarding events of default and covenants. The terms of these credit facilities and related financing documents require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth and leverage ratios. As of June 30, 2020, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the credit facilities are non-recourse to Zillow Group. Our credit facilities require that we establish, maintain and in certain circumstances that Zillow Group fund specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance reserves, tax reserves, renovation cost reserves and reserves for specially permitted liens. Amounts funded to these reserve accounts and the collection accounts have been classified within our condensed consolidated balance sheets as restricted cash.
Mortgages Segment
To provide capital for Zillow Home Loans, we utilize a warehouse line of credit and a master repurchase agreement which are classified as current liabilities in our condensed consolidated balance sheets. The warehouse line of credit and repurchase agreement provide short-term financing between the issuance of a mortgage loan and when Zillow Home Loans sells the loan to an investor. The following table summarizes certain details related to our warehouse line of credit and repurchase agreement (in thousands, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted Average Interest Rate
Citibank, N.A.	October 27, 2020	$75,000	1.88%
Comerica Bank	June 26, 2021	50,000	2.81%
	Total	$125,000
On June 27, 2020, Zillow Home Loans amended its warehouse line of credit with Comerica Bank previously maturing on June 27, 2020 to extend the term of the original agreement for one year through June 26, 2021.
The warehouse line of credit with Comerica Bank is committed. The repurchase agreement with Citibank, N.A. includes a committed amount of $25.0 million. As of June 30, 2020 and December 31, 2019, $33.9 million and $0.4 million, respectively, in mortgage loans held for sale were pledged as collateral under the facility.
Borrowings on the warehouse line of credit and repurchase agreement bear interest at the one-month LIBOR plus an applicable margin, and in certain cases include a LIBOR floor, as defined in the governing agreements, and are secured by residential mortgage loans held for sale. The repurchase agreement contains margin call provisions that provide Citibank, N.A. with certain rights in the event of a decline in the market value of the assets purchased under the repurchase agreement.
The warehouse line of credit and repurchase agreement include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2020, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The warehouse line of credit and repurchase agreement are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.

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
Convertible Senior Notes
The following tables summarize certain details related to our outstanding convertible senior notes as of the periods presented (in thousands, except interest rates):

						June 30, 2020		December 31, 2019
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Discount and Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$500,000	1.375%	8.10%	March 1, 2020	March 1; September 1	$162,829	$705,000	$172,813	$597,380
May 15, 2025	565,000	2.75%	10.32%	November 15, 2020	May 15; November 15	163,214	659,756	—	—
September 1, 2024	673,000	0.75%	7.68%	March 1, 2020	March 1; September 1	165,961	957,659	182,462	819,378
July 1, 2023	373,750	1.50%	6.99%	January 1, 2019	January 1; July 1	55,402	388,113	63,575	356,464
December 1, 2021	265,330	2.00%	7.43%	June 1, 2017	June 1; December 1	19,333	326,688	44,498	514,312
December 15, 2020	9,637	2.75%	N/A	N/A	June 15; December 15	—	16,842	—	16,842
Total	$2,386,717					$566,739	$3,054,058	$463,348	$2,304,376

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$1,719	$4,922	$120	$6,761	$—	$—	$—	$—
May 15, 2025	2,007	3,148	168	5,323	—	—	—	—
September 1, 2024	1,262	8,095	278	9,635	—	—	—	—
July 1, 2023	1,402	3,749	366	5,517	1,402	3,496	342	5,240
December 1, 2021	1,803	3,945	408	6,156	2,300	4,677	484	7,461
December 15, 2020	66	—	—	66	66	—	—	66
Total	$8,259	$23,859	$1,340	$33,458	$3,768	$8,173	$826	$12,767

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$3,438	$9,746	$238	$13,422	$—	$—	$—	$—
May 15, 2025	2,007	3,148	168	5,323	—	—	—	—
September 1, 2024	2,510	15,956	545	19,011	—	—	—	—
July 1, 2023	2,804	7,446	727	10,977	2,804	6,933	678	10,415
December 1, 2021	4,103	8,856	916	13,875	4,600	9,268	959	14,827
December 15, 2020	132	—	—	132	132	—	—	132
Total	$14,994	$45,152	$2,594	$62,740	$7,536	$16,201	$1,637	$25,374
The convertible notes are senior unsecured obligations. The convertible senior notes maturing in 2026, 2025, 2024, 2023 and 2021 (the “Notes”) are classified as long-term debt based on their contractual maturity dates in our condensed consolidated balance sheets. The convertible senior notes maturing in 2020 are classified within current liabilities.

For more than 20 trading days during the 30 consecutive trading days ended June 30, 2020, the last reported sale price of our Class C capital stock exceeded 130% of the conversion price of the convertible senior notes due in 2024 and 2026 (the “2024 Notes” and “2026 Notes”, respectively). Accordingly, the 2024 Notes and 2026 Notes became convertible at the option of the holders from July 1 through September 30, 2020. The convertible senior notes maturing in 2025, 2023 and 2021 are not redeemable or convertible as of June 30, 2020. The convertible senior notes maturing in 2020 are convertible, at the option of the holder, and redeemable, at our option, as of June 30, 2020.
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
The following table summarizes the conversion and redemption options with respect to the Notes:

Maturity Date	Early Conversion Date	Conversion Rate	Conversion Price	Optional Redemption Date
September 1, 2026	March 1, 2026	22.9830	$43.51	September 5, 2023
May 15, 2025	November 15, 2024	14.8810	67.20	May 22, 2023
September 1, 2024	March 1, 2024	22.9830	43.51	September 5, 2022
July 1, 2023	April 1, 2023	12.7592	78.37	July 6, 2021
December 1, 2021	September 1, 2021	19.0985	52.36	December 6, 2019
The following table summarizes certain details related to the capped call confirmations with respect to certain of the convertible senior notes:

Maturity Date	Initial Cap Price	Cap Price Premium
September 1, 2026	$80.5750	150%
September 1, 2024	72.5175	125%
July 1, 2023	105.45	85%
December 1, 2021	69.19	85%
On May 15, 2020, we issued $500.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Initial 2025 Notes”) and on May 19, 2020 we issued $65.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Additional Notes” and, together with the Initial 2025 Notes, the “2025 Notes”). The Additional Notes were sold pursuant to the underwriters’ option to purchase additional 2025 Notes granted in connection with the offering of the Initial 2025 Notes.
The net proceeds from the issuance of the 2025 Notes were approximately $553.3 million, after deducting underwriting discounts and commissions and offering expenses paid by Zillow Group. We used a portion of the net proceeds from the issuance of the 2025 Notes to repurchase $194.7 million aggregate principal of the convertible senior notes due 2021 (the “2021 Notes”) in privately negotiated transactions. The 2021 Notes were repurchased for $194.7 million in cash and 753,936 shares of Class C capital stock for an aggregate purchase price of $230.9 million. The repurchase of the 2021 Notes was accounted for as a debt extinguishment. We allocated $172.9 million of the repurchase price to the liability component based on the fair value of the liability component immediately prior to settlement. The fair value of the liability component was calculated using a discounted cash flow analysis with a market interest rate of a similar liability that does not have an associated convertible feature. The remaining consideration of $58.0 million was allocated to the equity component. As a result, we recognized a $179.3 million reduction to long-term debt representing the carrying value of the liability component as of the date of the partial repurchase of the 2021 Notes, a $58.0 million reduction to additional paid-in capital representing the equity component of the partially repurchased 2021 Notes and a $6.4 million gain on partial extinguishment of 2021 Notes representing the excess of the carrying value of the liability component over the fair value of the liability component of the repurchased 2021 Notes.

In connection with the repurchase of a portion of the 2021 Notes, we partially terminated the capped call transactions entered into in connection with the issuance of the 2021 Notes for an amount corresponding to the aggregate principal amount of the 2021 Notes that were repurchased. As a result of the partial settlement of the capped call transactions, we received 317,865 shares of our Class C capital stock equal to a value of approximately $14.8 million based on the trading price of our Class C capital stock at the time of the unwind. Under applicable Washington State law, the acquisition of a corporation’s own shares is not disclosed separately as treasury stock in the financial statements and such shares are treated as authorized but unissued shares. We record acquisitions of our shares of capital stock as a reduction to capital stock at the par value of the shares reacquired, then to additional paid-in capital until it is depleted to a nominal amount, with any further excess recorded to retained earnings. We recorded an offsetting increase to additional paid-in capital for the partial unwind of the capped call transactions.
We intend to use the remainder of the net proceeds from the 2025 Notes for general corporate purposes, which may include general and administrative matters and capital expenditures.
Prior to the close of business on the business day immediately preceding November 15, 2024, the 2025 Notes are convertible at the option of the holders of the 2025 Notes only under certain conditions. On or after November 15, 2024, until the close of business on the second scheduled trading day immediately preceding May 15, 2025, holders of the 2025 Notes may convert the 2025 Notes at their option at the conversion rate then in effect, irrespective of these conditions. Zillow Group will settle conversions of the 2025 Notes by paying or delivering, as the case may be, cash, shares of its Class C capital stock, or a combination of cash and shares of its Class C capital stock, at its election. The conversion rate will initially be 14.8810 shares of Class C capital stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $67.20 per share of Class C capital stock). The conversion rate and the corresponding initial conversion price are subject to customary adjustments upon the occurrence of certain events. Zillow Group may redeem for cash all or part of the 2025 Notes, at its option, on or after May 22, 2023, under certain circumstances, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indenture governing the 2025 Notes, the “Indenture”). We may not redeem the 2025 Notes prior to May 22, 2023. We may redeem, for cash, all or any portion of the 2025 Notes, at our option, on or after May 22, 2023 if the last reported sale price per share of our Class C capital stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
If Zillow Group undergoes a fundamental change (as defined in the Indenture), holders of the 2025 Notes may require us to repurchase for cash all or part of their 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the Indenture). In addition, if certain fundamental changes occur or if Zillow Group delivers a notice of redemption, we may be required, in certain circumstances, to increase the conversion rate for any 2025 Notes converted in connection with such fundamental changes or notice of redemption by a specified number of shares of our Class C capital stock. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the 2025 Notes, as described in the Indenture. There are no financial covenants associated with the 2025 Notes.
In accounting for the issuance of the 2025 Notes, we separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The difference between the principal amount of the 2025 Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the condensed consolidated balance sheet and amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component of the 2025 Notes of approximately $154.8 million, net of issuance costs of $3.3 million, is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
For additional details related to our convertible senior notes, see Note 15 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Note 13. Income Taxes
We are subject to federal and state income taxes in the United States and federal and provincial income taxes in Canada. As of June 30, 2020 and December 31, 2019, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,137.6 million as of December 31, 2019, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $34.3 million (tax effected) as of December 31, 2019.
We recorded income tax expense of $0.7 million for the three months ended June 30, 2020 and an income tax benefit of $8.5 million for the six months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 to our condensed consolidated financial statements. This income tax benefit was partially offset by an immaterial amount of state income tax expense recorded for the six months ended June 30, 2020.
Note 14. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2020 or December 31, 2019.
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
On May 15, 2020, Zillow Group issued and sold 8,000,000 shares of Class C capital stock, and on May 19, 2020, issued and sold an additional 800,000 shares of Class C capital stock pursuant to the exercise of the underwriters’ option to purchase additional shares. The 8,800,000 shares of Class C capital stock were issued and sold at a public offering price of $48.00 per share. We received net proceeds of $411.5 million after deducting underwriting discounts and commissions and offering expenses paid by us.
In connection with the partial repurchase of the 2021 Notes, we issued 753,936 shares of Class C capital stock at a price of $48.00 per share with a total value of $36.2 million to settle the conversion spread for the notes repurchased. Additionally, we unwound a portion of the capped call transactions related to the 2021 Notes whereby we received 317,865 shares of our Class C capital stock equal to a value of approximately $14.8 million based on the trading price of our Class C capital stock at the time of the unwind. See Note 12 for further discussion of the partial repurchase of the 2021 Notes and the corresponding capped call unwind.

Note 15. Share-Based Awards
Zillow Group, Inc. 2020 Incentive Plan
On June 9, 2020, the Zillow Group, Inc. 2020 Incentive Plan (the “2020 Plan”) became effective, which replaces the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”). 12,400,000 shares of Class C capital stock are authorized and available for issuance under the 2020 Plan. In addition, shares previously available for new grants under the 2011 Plan as of June 9, 2020 and shares subject to outstanding awards under the 2011 Plan as of June 9, 2020 that on or after that date cease to be subject to such awards (other than by reason of exercise or settlement of the awards in vested or nonforfeitable shares) are also available for issuance under the 2020 Plan. The number of shares authorized under the 2020 Plan will be increased on the first day of each calendar year, beginning January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (a) 5% of our outstanding Class A common stock, Class B common stock and Class C capital stock on a fully diluted basis as of the end of the immediately preceding calendar year and (b) a number of shares determined by our board of directors. The 2020 Plan is administered by the compensation committee of the board of directors. Under the terms of the 2020 Plan, the compensation committee may grant equity awards, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units, restricted units, stock appreciation rights, performance shares or performance units to employees, officers, directors, consultants, agents, advisors and independent contractors of Zillow Group and its subsidiaries. The board of directors has also authorized certain senior executive officers to grant equity awards under the 2020 Plan, within limits prescribed by our board of directors. The 2020 Plan provides that in the event of a stock dividend, stock split or similar event, the maximum number and kind of securities available for issuance under the plan will be proportionally adjusted.
Options under the 2020 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class C capital stock on the grant date, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options 3 months following their termination of employment or 12 months following termination by reason of death, disability or retirement. Options granted under the 2020 Plan expire no later than ten years from the grant date and typically vest either 25% after 12 months and quarterly thereafter over the next three years or quarterly over a period of four years.
Restricted stock units granted under the 2020 Plan typically vest either 25% after 12 months and quarterly thereafter over the next three years or quarterly over a period of four years. Any portion of a restricted stock unit that is not vested on the date of a participant’s termination of service expires on such date.
Options and restricted stock units that remain outstanding under the 2011 Plan have vesting and exercisability terms consistent with those described above for awards granted under the 2020 Plan.
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2020:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	29,634,296	$35.95	6.28	$331,107
Granted	4,833,605	49.24
Exercised	(6,324,858)	29.25
Forfeited or cancelled	(674,462)	40.76
Outstanding at June 30, 2020	27,468,581	39.71	6.74	493,801
Vested and exercisable at June 30, 2020	14,708,916	35.84	4.96	320,951

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	51%	45%	45%-51%	45%-47%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.33%	2.00%	0.33%-0.93%	2.00%-2.53%
Weighted-average expected life	5.00 years	5.00 years	5.00-5.50 years	4.75-5.25 years
Weighted-average fair value of options granted	$20.21	$16.96	$20.69	$16.79
As of June 30, 2020, there was a total of $218.2 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2020:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2020	7,052,767	$40.01
Granted	3,665,016	49.30
Vested	(1,414,158)	40.65
Forfeited	(513,401)	41.62
Unvested outstanding at June 30, 2020	8,790,224	43.69
As of June 30, 2020, there was a total of $356.6 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$1,119	$936	$2,292	$1,816
Sales and marketing	9,116	6,801	16,109	12,451
Technology and development	21,666	18,399	40,583	33,908
General and administrative	20,450	17,496	37,162	61,581
Total	$52,351	$43,632	$96,146	$109,756
On February 21, 2019, Zillow Group announced the appointment of Richard N. Barton as Zillow Group’s Chief Executive Officer, effective February 21, 2019. Mr. Barton succeeds Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010. In connection with Mr. Rascoff’s resignation as Chief Executive Officer, Zillow Group entered into an Executive Departure Agreement and Release (the “Agreement”) with Mr. Rascoff. Pursuant to the Agreement, Mr. Rascoff received, among other things, a change in the exercise period of his vested stock options outstanding as well as accelerated vesting of outstanding stock options, which have been accounted for as equity modifications. We recorded $26.4 million of share-based compensation expense associated with the modifications during the six months ended June 30, 2019. For additional details, see Note 18 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Note 16. Net Loss Per Share
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average Class A common stock and Class C capital stock option awards outstanding	25,202	19,502	22,649	19,656
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	9,086	7,230	8,354	6,548
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	400	411	400	411
Class C capital stock issuable upon conversion of the convertible notes maturing in 2021, 2024 and 2026	7,232	—	7,316	—
Total Class A common stock and Class C capital stock equivalents	41,920	27,143	38,719	26,615
Since we expect to settle the principal amount of the outstanding Notes in cash, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread for each of the notes has a dilutive impact on diluted net income per share when the market price of the Company’s Class C capital stock at the end of the period exceeds the conversion price per share. The following table presents the conversion spread and conversion price per share of Class C capital stock for each of the convertible senior notes (in thousands, except per share amounts):

Maturity Date	Conversion Spread	Conversion Price per Share
September 1, 2026	11,492	$43.51
May 15, 2025	8,408	67.20
September 1, 2024	15,468	43.51
July 1, 2023	4,769	78.37
December 1, 2021	5,067	52.36

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

Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. The amounts due for non-cancelable purchase commitments, excluding homes under contract, as of June 30, 2020, are as follows (in thousands):

Purchase Obligations
2020	$8,254
2021	17,627
2022	3,043
2023	507
Total future purchase commitments	$29,431
As of June 30, 2020, the value of homes under contract that have not closed was $51.9 million.
Letters of Credit
As of June 30, 2020, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $9.8 million and $10.2 million, respectively, as of June 30, 2020 and December 31, 2019.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of June 30, 2020 or December 31, 2019.
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the United States District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. A federal jury trial began on January 23, 2017, and on February 9, 2017, the jury returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. In March 2017, the Company filed motions in the district court seeking judgment for the Company on certain claims that are the subject of the verdict, and for a new trial on others. On June 20, 2017, the judge ruled and granted in part our motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On March 15, 2019, after we filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the District Court, the Ninth Circuit Court of Appeals issued an opinion that, among other things, (i) affirmed the District Court’s grant of summary judgment in favor of Zillow on direct infringement of images on Zillow’s listing site, (ii) affirmed the district court’s grant in favor of Zillow of judgment notwithstanding the verdict on certain images that were displayed on the Zillow Digs site, (iii) remanded consideration of the issue whether VHT’s images on the Zillow Digs site were part of a compilation or individual photos, and (iv) vacated the jury’s finding of willful infringement. On October 7, 2019, the United States Supreme Court denied VHT’s petition for writ of certiorari seeking review of certain rulings by the Ninth Circuit Court of Appeals. On December 6, 2019, the Company filed a motion for summary judgment with the District Court seeking a ruling that VHT’s images are a compilation, or in the alternative, seeking a dismissal of the case based on a recent United States Supreme Court ruling. On May 8, 2020, the District Court denied the Company’s motion for summary judgment and granted VHT’s motion for summary judgment on the issue of whether the remaining photos were a compilation. We do not believe there is a reasonable possibility that a material loss will be incurred related to this lawsuit.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. On October 11, 2019, plaintiffs filed a motion for class certification, and we filed our motion in opposition on March 20, 2020. The plaintiffs filed a reply in further support of their motion on May 29, 2020. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We do not believe a loss related to this lawsuit is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the consolidated shareholder derivative complaint was denied. On May 18, 2020 we filed an answer in the consolidated federal derivative lawsuit. Our answer in the consolidated state derivative matter is due on August 24, 2020. We do not believe a loss is probable related to these lawsuits.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the United States District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On December 2, 2019, IBM filed an amended complaint. On December 16, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the United States District Court for the Western District of Washington was granted on May 28, 2020. We filed our answer with counterclaims in response to the amended complaint on June 11, 2020. On July 2, 2020, IBM filed a motion to dismiss our counterclaims. In response to IBM’s motion, on July 22, 2020, we filed an amended answer with counterclaims. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this complaint; however, the possible loss or range of loss is not estimable.

On July 21, 2020, IBM filed a second action against us in the United States District Court for the Western District of Washington, alleging, among other things that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We do not believe a loss related to this lawsuit is probable.
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
Note 18. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $6.4 million and $5.2 million, respectively, for the three months ended June 30, 2020 and 2019, and $12.8 million and $10.1 million, respectively, for the six months ended June 30, 2020 and 2019.
Note 19. Segment Information and Revenue
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
The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through Zillow Offers and the financial results from title and escrow services through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, dotloop and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Mortgages segment includes financial results for advertising sold to mortgage lenders and other mortgage professionals, mortgage originations through Zillow Home Loans and the sale of mortgages on the secondary market, as well as Mortech mortgage software solutions.
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

The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of income (loss) before income taxes by segment. This information is included in the following tables for the periods presented (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$453,816	$—	$—	$248,924	$—	$—
Premier Agent	—	191,962	—	—	231,961	—
Other	436	88,377	—	—	91,708	—
Mortgages	—	—	33,761	—	—	26,985
Total revenue	454,252	280,339	33,761	248,924	323,669	26,985
Costs and expenses:
Cost of revenue	431,788	23,387	5,896	240,732	26,059	4,430
Sales and marketing	47,877	96,026	11,695	37,409	135,440	14,584
Technology and development	28,918	93,176	6,763	18,198	94,261	7,871
General and administrative	21,902	53,884	9,725	17,808	54,671	10,360
Integration costs	—	—	—	—	—	293
Total costs and expenses	530,485	266,473	34,079	314,147	310,431	37,538
Income (loss) from operations	(76,233)	13,866	(318)	(65,223)	13,238	(10,553)
Segment other income	—	5,300	385	—	—	402
Segment interest expense	(3,825)	—	(307)	(5,899)	—	(287)
Income (loss) before income taxes (1)	$(80,058)	$19,166	$(240)	$(71,122)	$13,238	$(10,438)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$1,222,928	$—	$—	$377,396	$—	$—
Premier Agent	—	434,068	—	—	449,696	—
Other	1,197	176,937	—	—	172,245	—
Mortgages	—	—	59,043	—	—	54,345
Total revenue	1,224,125	611,005	59,043	377,396	621,941	54,345
Costs and expenses:
Cost of revenue	1,163,987	47,705	11,051	363,151	50,310	9,108
Sales and marketing	119,466	216,199	24,581	58,271	262,094	28,655
Technology and development	61,456	188,204	14,115	30,479	182,230	15,391
General and administrative	45,323	112,638	19,835	32,165	125,521	20,927
Impairment costs	—	73,900	2,900	—	—	—
Integration costs	—	—	—	—	—	645
Total costs and expenses	1,390,232	638,646	72,482	484,066	620,155	74,726
Income (loss) from operations	(166,107)	(27,641)	(13,439)	(106,670)	1,786	(20,381)
Segment other income	—	5,300	587	—	—	715
Segment interest expense	(11,909)	—	(533)	(9,657)	—	(388)
Income (loss) before income taxes (1)	$(178,016)	$(22,341)	$(13,385)	$(116,327)	$1,786	$(20,054)

(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total segment loss before income taxes	$(61,132)	$(68,322)	$(213,742)	$(134,595)
Corporate interest expense	(33,458)	(12,711)	(62,740)	(25,318)
Corporate other income	4,430	9,056	13,821	17,911
Gain on partial extinguishment of 2021 Notes	6,391	—	6,391	—
Consolidated loss before income taxes	$(83,769)	$(71,977)	$(256,270)	$(142,002)
Certain corporate items are not directly attributable to any of our segments, including the gain on the partial extinguishment of the 2021 Notes, interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2019 as well as in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q.
Overview of our Business
Zillow Group, Inc., the largest portfolio of real estate brands on mobile and the web, is building a trusted, on-demand real estate experience. Whether selling, buying, renting or financing, customers can turn to the Zillow family of businesses to find and get into their next home with speed, certainty and ease.
In addition to Zillow’s for-sale and rental listings, Zillow Offers buys and sells homes directly in dozens of markets across the country, allowing sellers control over their timeline. Zillow Closing Services offers customers title and escrow services to support a more seamless transaction experience. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase.
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
In October 2018, we began testing a new Flex pricing model for Premier Agent and Premier Broker advertising services in limited markets. We plan to continue testing this pricing model in select markets with high-performing partners in the future, including offering it alongside our legacy market-based pricing model. With the Flex model, Premier Agents and Premier Brokers are provided with impressions and connections at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of those leads.

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
In our Mortgages segment, we generate revenue from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead or subscription basis, including our Connect and Custom Quote services, and through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans. We also generate revenue from Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.
During the three months ended June 30, 2020, we generated total revenue of $768.4 million, as compared to $599.6 million in the three months ended June 30, 2019, an increase of $168.8 million, or 28%. As further described below, our revenue was negatively impacted by the effects of COVID-19 during the three months ended June 30, 2020. This increase was primarily the result of a $205.3 million, or 82%, increase in Homes segment revenue, and a $6.8 million, or 25%, increase in Mortgages segment revenue. These increases were partially offset by a $43.3 million, or 13%, decrease in IMT segment revenue driven by a $40.0 million, or 17%, decrease in Premier Agent revenue primarily due to temporary discounts offered to support our customers and real estate partners in response to the COVID-19 pandemic, and a $3.3 million, or 4%, decrease in Other IMT revenue. Visits increased 14% to 2,491.1 million for the three months ended June 30, 2020 from 2,181.4 million for the three months ended June 30, 2019. There were approximately 218.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2020, representing year-over-year growth of 12%. The number of homes sold through Zillow Offers increased 83% to 1,437 for the three months ended June 30, 2020 from 786 for the three months ended June 30, 2019.
On May 15, 2020, we issued $500.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Initial 2025 Notes”) and issued and sold 8,000,000 shares of our Class C capital stock. On May 19, 2020, we issued an additional $65.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Additional Notes” and, together with the Initial 2025 Notes, the “2025 Notes”) and issued and sold an additional 800,000 shares of our Class C capital stock, both pursuant to the underwriters’ option to purchase additional 2025 Notes and Class C capital stock, respectively. The net proceeds from the issuances of the 2025 Notes and our Class C capital stock were approximately $553.3 million and $411.5 million, respectively, after deducting underwriting discounts and commissions and offering expenses paid by Zillow Group. We used a portion of the net proceeds from the issuance of the 2025 Notes to repurchase $194.7 million aggregate principal of the convertible senior notes due 2021 (the “2021 Notes”) in privately negotiated transactions. The 2021 Notes were repurchased for $194.7 million in cash and 753,936 shares of Class C capital stock. In connection with the repurchase of a portion of the 2021 Notes, we partially terminated the capped call transactions related to the 2021 Notes whereby we received 317,865 shares of our Class C capital stock. We intend to use the remainder of the net proceeds from the 2025 Notes and the net proceeds from the equity issuance for general corporate purposes, which may include general and administrative matters and capital expenditures.
As of June 30, 2020, we had 5,344 full-time employees compared to 5,249 full-time employees as of December 31, 2019.
COVID-19 Impact
In December 2019, a novel strain of coronavirus, COVID-19, was reported and subsequently spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic and resulting global and economic disruptions have affected our business, as well as those of our customers and real estate partners. In response to the COVID-19 pandemic, we have taken certain measures intended to serve the needs of our customers and real estate partners, while also protecting our business and the safety of our employees, our customers and the communities in which we operate.
We have taken meaningful actions to support our customers and partners, including implementing a variety of relief initiatives to help them navigate their financial challenges. Effective March 23, 2020, we began offering Premier Agent advertisers who participate in our market-based pricing program a 50% discount on their subsequent monthly bill. This discount also applied to any new bookings through April 22, 2020. Additionally, we provided other targeted market-based discounts and offered temporary discounts on certain of our other IMT and Mortgage marketplace products throughout the second quarter.

On March 23, 2020, we announced that Zillow Offers would temporarily pause home buying in all markets in response to local public health orders and to help protect the safety and health of our employees, customers and partners. Where able, we continued to make updates to, list and sell homes in inventory. On May 18, 2020, we resumed home buying in certain Zillow Offers markets with enhanced health and safety protocols and increased usage of virtual technology. For example, buyers can virtually walk through Zillow-owned homes through proprietary 3D home tours, which are available on all listings. In some markets, buyers can use self-tour technology to visit a home unassisted. As of June 30, 2020, we had resumed home buying in 15 of our 24 markets and are now active in all 24 markets beginning in August 2020.
To preserve our liquidity in response to the COVID-19 pandemic, we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending. However, we expect to increase our hiring and marketing and advertising activities throughout the remainder of 2020 to support our strategic business initiatives. In May of 2020 we strengthened our financial position through our issuance of $565.0 million aggregate principle amount of 2025 Notes for net proceeds of $553.3 million, of which we used $194.7 million to repurchase certain of our 2021 Notes, and we issued 8,800,000 shares of Class C capital stock for net proceeds of $411.5 million, as further described above. In addition, we expect our liquidity to be positively impacted by certain provisions included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020 and provides tax provisions and other stimulus measures to affected companies. The impact of the CARES Act has not been material to our results of operations for the three and six month periods ended June 30, 2020. However, under the CARES Act we expect to defer certain employer payroll tax payments until 2021 and 2022. We deferred a total of $10.6 million of such payments as of June 30, 2020.
We have also taken action to promote the health and safety of our employees during the COVID-19 pandemic, and we quickly transitioned the vast majority of our employees to work remotely in March 2020 and subsequently announced that most employees will have flexibility to work from home indefinitely. We expect office re-openings to be a gradual process over many months beginning in the second half of 2020 and that our offices will continue to provide our distributed workforce with a place to work, learn and collaborate.
As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had varying effects on our key metrics and results of operations for the three and six month periods ended June 30, 2020. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods as the extent of the impact of COVID-19 on our business continues to be uncertain and difficult to predict. While we have begun to see our business and the business of our customers and real estate partners recover from the initial economic effects of the pandemic, we expect the impact of the COVID-19 pandemic to continue to affect our financial results for the foreseeable future. The extent to which COVID-19 continues to impact our results and financial position will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain it or treat its impact.
Key Metrics
Management has identified visits, unique users and the number of homes sold through Zillow Offers as relevant to investors’ and others’ assessment of our financial condition and results of operations. Although there was an increase in both visits and unique users for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, both metrics were adversely impacted by the COVID-19 pandemic beginning in March 2020, although they subsequently improved beginning in April 2020. COVID-19 may adversely impact the number of visits and unique users to our mobile applications and websites in future periods.
As discussed above, on March 23, 2020, we announced that Zillow Offers would temporarily pause home buying in all markets in response to local public health orders and to help protect the safety and health of our employees, customers and partners. Where able, we continued to make updates to, list and sell homes in inventory. We began resuming the purchase of homes in certain markets in May of 2020, had resumed home buying in 15 of our 24 markets as of June 30, 2020 and are now active in all 24 markets beginning in August 2020. While we have resumed home buying in certain Zillow Offers markets, we expect the decline in home buying and other potential effects of COVID-19 on residential real estate transactions may adversely impact the number of homes sold in future periods, which we expect would result in a decline in revenue in future periods.
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to participate in our Zillow Offers program, use Zillow Homes Loans or be transaction-ready real estate market participants and therefore are more sought-after by our Premier Agent and Premier Broker real estate partners.

We define a visit as a group of interactions by users with the Zillow, Trulia and StreetEasy mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended June 30,		2019 to 2020 % Change
	2020	2019
Visits	2,491.1	2,181.4	14%
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our Homes segment revenue depends in part on users accessing our mobile applications and websites to engage in the sale and purchase of homes with Zillow Offers, and Premier Agent revenue and display revenue depend on advertisements being served to users of our mobile applications and websites.
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
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended June 30,		2019 to 2020 % Change
	2020	2019
Average Monthly Unique Users	218.1	194.3	12%

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
The following table presents the number of homes sold through Zillow Offers for the periods presented:

	Three Months Ended June 30,		2019 to 2020 % Change
	2020	2019
Number of Homes Sold	1,437	786	83%

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
Mortgages Segment
Mortgages Revenue. Mortgages revenue includes marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services, revenue generated by Zillow Home Loans, our affiliated mortgage lender, and revenue generated by Mortech. Zillow Group operates Custom Quote and Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect and Custom Quote cost per lead marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. For our cost per lead mortgages products, we recognize revenue when a user contacts a mortgage professional through our mortgages platform, which is the amount for which we have the right to invoice.
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
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, including the customer connections team, marketing and public relations employees and depreciation expense. For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs incurred during the period that homes are listed for sale, including utilities, taxes and maintenance. During the six months ended June 30, 2020, Homes segment expenses also include certain expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic. For our Mortgages segment, sales and marketing expenses include headcount expenses for loan officers and specialists supporting Zillow Home Loans.
Technology and Development. Technology and development expenses consist of headcount expenses, including salaries, benefits, bonuses and share-based compensation expense for individuals engaged in the design, development and testing of our products, mobile applications and websites and the tools and applications that support our products. Technology and development expenses also include amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangibles and other data agreement costs related to the purchase of data used to populate our mobile applications and websites, amortization of intangible assets recorded in connection with acquisitions, including trade names and trademarks, developed technology and customer relationships, amongst others, equipment and maintenance costs and depreciation expense.
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
Impairment Costs. Impairment costs for the six months ended June 30, 2020 consist of a $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset and a $5.3 million non-cash impairment related to our October 2016 equity investment. For additional information about the impairments, see Note 9 and Note 10 to our condensed consolidated financial statements.
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
Gain on Partial Extinguishment of 2021 Notes
The gain on the partial extinguishment of the 2021 Notes recorded for the three and six month periods ended June 30, 2020 relates to the partial repurchase of the 2021 Notes in May 2020 in connection with the issuance of the 2025 Notes. For additional information on the repurchase, see Note 12 to our condensed consolidated financial statements.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments. For the six months ended June 30, 2020, Other income for our IMT segment included a $5.3 million gain on the sale of our October 2016 equity investment. For additional information on the sale, see Note 9 to our condensed consolidated financial statements. For our Mortgages segment, Other income includes interest income earned on mortgage loans held for sale.

Interest Expense
Our corporate interest expense consists of interest on Trulia’s convertible senior notes due in 2020 that we guaranteed in connection with our February 2015 acquisition of Trulia and interest on the convertible senior notes due in 2021, 2023, 2024, 2025 and 2026. Our corporate interest expense also includes the amortization of the debt discount and deferred issuance costs for the convertible senior notes due in 2021, 2023, 2024, 2025 and 2026. Refer to Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for stated interest rates and interest payment dates for each of our convertible senior notes.
For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on the credit facilities related to our Zillow Offers business. Borrowings on these credit facilities bear interest at the one-month LIBOR plus an applicable margin as defined in the credit agreements.
For our Mortgages segment, interest expense includes interest on the warehouse lines of credit and beginning in the fourth quarter of 2019, interest on the master repurchase agreement, related to our Zillow Home Loans business. Borrowings on the warehouse lines of credit and master repurchase agreement bear interest at the one-month LIBOR plus an applicable margin, and in certain cases are subject to a LIBOR floor, as defined in the agreements.
Income Taxes
We are subject to federal and state income taxes in the United States and federal and provincial income taxes in Canada. As of June 30, 2020 and December 31, 2019, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,137.6 million as of December 31, 2019, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $34.3 million (tax effected) as of December 31, 2019.
We recorded income tax expense of $0.7 million for the three months ended June 30, 2020 and an income tax benefit of $8.5 million for the six months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 to our condensed consolidated financial statements. This income tax benefit was partially offset by an immaterial amount of state income tax expense recorded for the six months ended June 30, 2020.

Results of Operations
Given the uncertainty surrounding COVID-19, including the unknown duration and severity of the pandemic and related economic disruption and the unknown overall impact on customer demand, we are unable to forecast the full impact on our business. As a result, financial performance for prior and current periods may not be indicative of future performance.
The following tables present our results of operations for the periods indicated and as a percentage of total revenue (in thousands, except per share and percentage data, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statements of Operations Data:
Revenue:
Homes	$454,252	$248,924	$1,224,125	$377,396
IMT	280,339	323,669	611,005	621,941
Mortgages	33,761	26,985	59,043	54,345
Total revenue	768,352	599,578	1,894,173	1,053,682
Cost of revenue (exclusive of amortization) (1)(2):
Homes	431,788	240,732	1,163,987	363,151
IMT	23,387	26,059	47,705	50,310
Mortgages	5,896	4,430	11,051	9,108
Total cost of revenue	461,071	271,221	1,222,743	422,569
Sales and marketing (1)	155,598	187,433	360,246	349,020
Technology and development (1)	128,857	120,330	263,775	228,100
General and administrative (1)	85,511	82,839	177,796	178,613
Impairment costs	—	—	76,800	—
Integration costs	—	293	—	645
Total costs and expenses	831,037	662,116	2,101,360	1,178,947
Loss from operations	(62,685)	(62,538)	(207,187)	(125,265)
Gain on partial extinguishment of 2021 Notes	6,391	—	6,391	—
Other income	10,115	9,458	19,708	18,626
Interest expense	(37,590)	(18,897)	(75,182)	(35,363)
Loss before income taxes	(83,769)	(71,977)	(256,270)	(142,002)
Income tax benefit (expense)	(679)	—	8,549	2,500
Net loss	$(84,448)	$(71,977)	$(247,721)	$(139,502)
Net loss per share — basic and diluted	$(0.38)	$(0.35)	$(1.15)	$(0.68)
Weighted-average shares outstanding — basic and diluted	219,467	205,754	215,070	205,137
Other Financial Data:
Segment income (loss) before income taxes:
Homes segment	$(80,058)	$(71,122)	$(178,016)	$(116,327)
IMT segment	19,166	13,238	(22,341)	1,786
Mortgages segment	(240)	(10,438)	(13,385)	(20,054)
Total segment loss before income taxes	$(61,132)	$(68,322)	$(213,742)	$(134,595)
Adjusted EBITDA (3):
Homes segment	$(60,908)	$(56,452)	$(135,903)	$(90,976)
IMT segment	71,862	64,055	157,579	125,102
Mortgages segment	4,885	(5,306)	(718)	(7,907)
Total Adjusted EBITDA	$15,839	$2,297	$20,958	$26,219

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(1) Includes share-based compensation as follows:
Cost of revenue	$1,119	$936	$2,292	$1,816
Sales and marketing	9,116	6,801	16,109	12,451
Technology and development	21,666	18,399	40,583	33,908
General and administrative	20,450	17,496	37,162	61,581
Total	$52,351	$43,632	$96,146	$109,756
(2) Amortization of website development costs and intangible assets included in technology and development	$18,857	$14,656	$36,041	$29,056
(3) See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, which is net loss on a consolidated basis and income (loss) before income taxes for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Percentage of Revenue:
Revenue:
Homes	59%	42%	65%	36%
IMT	36	54	32	59
Mortgages	4	5	3	5
Total revenue	100	100	100	100
Cost of revenue (exclusive of amortization):
Homes	56	40	61	34
IMT	3	4	3	5
Mortgages	1	1	1	1
Total cost of revenue	60	45	65	40
Sales and marketing	20	31	19	33
Technology and development	17	20	14	22
General and administrative	11	14	9	17
Impairment costs	0	0	4	0
Integration costs	0	—	0	—
Total costs and expenses	108	110	111	112
Loss from operations	(8)	(10)	(11)	(12)
Gain on partial extinguishment of 2021 Notes	1	0	—	0
Other income	1	2	1	2
Interest expense	(5)	(3)	(4)	(3)
Loss before income taxes	(11)	(12)	(14)	(13)
Income tax benefit (expense)	—	0	—	—
Net loss	(11)%	(12)%	(13)%	(13)%

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
•Adjusted EBITDA does not reflect the gain on the partial extinguishment of the 2021 Notes;
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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net loss on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in thousands, unaudited):

	Three Months Ended June 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(84,448)
Income tax expense	N/A	N/A	N/A	N/A	679
Income (loss) before income taxes	$(80,058)	$19,166	$(240)	$(22,637)	$(83,769)
Other income	—	(5,300)	(385)	(4,430)	(10,115)
Depreciation and amortization expense	2,597	22,038	1,538	—	26,173
Share-based compensation expense	12,728	35,958	3,665	—	52,351
Gain on partial extinguishment of 2021 Notes	—	—	—	(6,391)	(6,391)
Interest expense	3,825	—	307	33,458	37,590
Adjusted EBITDA	$(60,908)	$71,862	$4,885	$—	$15,839

	Three Months Ended June 30, 2019
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(71,977)
Income tax benefit	N/A	N/A	N/A	N/A	—
Income (loss) before income taxes	$(71,122)	$13,238	$(10,438)	$(3,655)	$(71,977)
Other income	—	—	(402)	(9,056)	(9,458)
Depreciation and amortization expense	1,732	18,308	1,163	—	21,203
Share-based compensation expense	7,039	32,509	4,084	—	43,632
Interest expense	5,899	—	287	12,711	18,897
Adjusted EBITDA	$(56,452)	$64,055	$(5,306)	$—	$2,297

	Six Months Ended June 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Loss Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(247,721)
Income tax benefit	N/A	N/A	N/A	N/A	(8,549)
Loss before income taxes	$(178,016)	$(22,341)	$(13,385)	$(42,528)	$(256,270)
Other income	—	(5,300)	(587)	(13,821)	(19,708)
Depreciation and amortization expense	6,172	45,815	3,212	—	55,199
Share-based compensation expense	24,032	65,505	6,609	—	96,146
Gain on partial extinguishment of 2021 Notes	—	—	—	(6,391)	(6,391)
Impairment costs	—	73,900	2,900	—	76,800
Interest expense	11,909	—	533	62,740	75,182
Adjusted EBITDA	$(135,903)	$157,579	$(718)	$—	$20,958

	Six Months Ended June 30, 2019
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(139,502)
Income tax benefit	N/A	N/A	N/A	N/A	(2,500)
Income (loss) before income taxes	$(116,327)	$1,786	$(20,054)	$(7,407)	$(142,002)
Other income	—	—	(715)	(17,911)	(18,626)
Depreciation and amortization expense	3,053	35,902	2,773	—	41,728
Share-based compensation expense	12,641	87,414	9,701	—	109,756
Interest expense	9,657	—	388	25,318	35,363
Adjusted EBITDA	$(90,976)	$125,102	$(7,907)	$—	$26,219

(1) We use income (loss) before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net loss and income tax benefit (expense) are calculated and presented only on a consolidated basis within our financial statements.
(2) Certain corporate items are not directly attributable to any of our segments, including the gain on the partial extinguishment of the 2021 Notes, interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Three Months Ended June 30,		2019 to 2020 % Change
	2020	2019
Homes revenue:
Zillow Offers	$453,816	$248,924	82%
Other	436	—	N/A
Total Homes revenue	454,252	248,924	82%
IMT revenue:
Premier Agent	191,962	231,961	(17)%
Other	88,377	91,708	(4)%
Total IMT revenue	280,339	323,669	(13)%
Mortgages	33,761	26,985	25%
Total revenue	$768,352	$599,578	28%
The following table presents Zillow Group’s revenue by category and by segment as percentages of total revenue for the periods presented (unaudited):

	Three Months Ended June 30,
	2020	2019
Percentage of Total Revenue:
Homes revenue:
Zillow Offers	59%	42%
Other	—	0
Total Homes revenue	59	42
IMT revenue:
Premier Agent	25	39
Other	12	15
Total IMT revenue	36	54
Mortgages	4	5
Total revenue	100%	100%

Total revenue increased by $168.8 million, or 28%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in total revenue was primarily attributable to our Zillow Offers business. Total Homes segment revenue grew to $454.3 million for the three months ended June 30, 2020 from $248.9 million for the three months ended June 30, 2019, an increase of $205.3 million. This was primarily driven by an increase in the number of homes sold to 1,437 for the three months ended June 30, 2020 compared to 786 for the three months ended June 30, 2019. Visits increased 14% to 2,491.1 million for the three months ended June 30, 2020 from 2,181.4 million for the three months ended June 30, 2019. There were approximately 218.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2020 compared to 194.3 million average monthly unique users for the three months ended June 30, 2019, representing year-over-year growth of 12%. The increases in visits and unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories. The increase in Homes segment revenue was partially offset by a $43.3 million decrease in IMT segment revenue for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to temporary discounts offered to support our customers in response to the COVID-19 pandemic.
Homes Segment
Zillow Offers Revenue. Zillow Offers revenue was $453.8 million for the three months ended June 30, 2020 due to the sale of 1,437 homes at an average selling price of $315.8 thousand per home. For the three months ended June 30, 2019, Zillow Offers revenue was $248.9 million due to the sale of 786 homes at an average selling price of $316.7 thousand per home. The increase in Zillow Offers revenue was due to an increase in the number of homes sold in the period as customer adoption of Zillow Offers increased in geographic areas in which it is currently operating and as Zillow Offers expanded into new geographic markets. As of June 30, 2020, Zillow Offers had operations in 24 metropolitan areas.
Beginning on March 23, 2020, we paused home buying activities in all Zillow Offers markets, as of June 30, 2020, we had resumed home buying in 15 of our 24 markets and are now active in all 24 markets beginning in August 2020. Although we have resumed home buying and continue to update, list and sell homes in inventory in all markets, we expect the gradual increase in home buying to result in a significant decrease in Zillow Offers revenue in the future until we grow home acquisition and resale volumes in all Zillow Offers markets. Given the unknown duration and severity of the COVID-19 pandemic and related economic disruption, we do not know whether we will have to make further adjustments to our operations or how quickly the business will re-accelerate now that we have resumed home buying activities.
Other Revenue. Other revenue within the Homes segment was $0.4 million for the three months ended June 30, 2020 and relates to revenue generated by Zillow Closing Services which launched in the second half of 2019.
IMT Segment
Premier Agent Revenue. Premier Agent revenue was $192.0 million for the three months ended June 30, 2020 compared to $232.0 million for the three months ended June 30, 2019, a decrease of $40.0 million, or 17%. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 14% to 2,491.1 million for the three months ended June 30, 2020 from 2,181.4 million for the three months ended June 30, 2019. The increase in visits increased the number of impressions and leads we could monetize in our Premier Agent marketplace. However, Premier Agent revenue was negatively impacted for the three months ended June 30, 2020 by temporary discounts offered to our Premier Agent partners in response to the COVID-19 pandemic. We expect Premier Agent revenue to increase in future periods when the discounts are no longer offered related to the COVID-19 pandemic.
Premier Agent revenue per visit decreased by 28% to $0.077 for the three months ended June 30, 2020 from $0.106 for the three months ended June 30, 2019. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs in the period by the number of visits in the period. The decline in Premier Agent revenue per visit was primarily a result of the discounts offered in response to the COVID-19 pandemic described above.
Premier Agent revenue for the three months ended June 30, 2020 and June 30, 2019 also included an insignificant amount of revenue generated from our testing of the Flex pricing model, in limited markets. We plan to continue testing this pricing model in select markets with high-performing partners in the future, including offering it alongside our legacy market-based pricing model.

Other Revenue. Other IMT revenue was $88.4 million for the three months ended June 30, 2020 compared to $91.7 million for the three months ended June 30, 2019, a decrease of $3.3 million, or 4%. The decrease in Other revenue was primarily the result of a 60% decrease in display revenue as customers decreased discretionary marketing spend during the COVID-19 pandemic. In addition, in response to the COVID-19 pandemic, we have offered temporary discounts on certain of our other IMT products throughout the second quarter to help mitigate the impact of the pandemic on our customers. We expect Other revenue to increase in future quarters when the discounts are no longer provided in response to the COVID-19 pandemic. The decrease in other IMT revenue was partially offset by continued adoption of our rental application product.
Mortgages Segment
Mortgages Revenue. Mortgages revenue was $33.8 million for the three months ended June 30, 2020 compared to $27.0 million for the three months ended June 30, 2019, an increase of $6.8 million, or 25%. The majority of the increase in mortgages revenue was a result of an increase in revenue generated by Zillow Home Loans due to increased sales volume reflective of market demand and reduced interest rates. The increase in mortgages revenue was partially offset by insignificant discounts offered during the three months ended June 30, 2020 on our Connect services in response to the COVID-19 pandemic. We expect mortgages revenue to increase in future periods due to higher mortgage origination volumes and low interest rates.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenue
The following table presents Zillow Group’s revenue by category and by segment for the periods presented (in thousands, unaudited):

	Six Months Ended June 30,		2019 to 2020 % Change
	2020	2019
Homes revenue:
Zillow Offers	$1,222,928	$377,396	224%
Other	1,197	—	N/A
Total Homes revenue	1,224,125	377,396	224%
IMT revenue:
Premier Agent	434,068	449,696	(3)%
Other	176,937	172,245	3%
Total IMT revenue	611,005	621,941	(2)%
Mortgages	59,043	54,345	9%
Total revenue	$1,894,173	$1,053,682	80%

The following table presents Zillow Group’s revenue by category and by segment as percentages of total revenue for the periods presented (unaudited):

	Six Months Ended June 30,
	2020	2019
Percentage of Total Revenue:
Homes revenue:
Zillow Offers	65%	36%
Other	—	0
Total Homes revenue	65	36
IMT revenue:
Premier Agent	23	43
Other	9	16
Total IMT revenue	32	59
Mortgages	3	5
Total revenue	100%	100%
Total revenue increased by $840.5 million, or 80%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in total revenue was primarily attributable to our Zillow Offers business. Total Homes segment revenue grew to $1,224.1 million for the six months ended June 30, 2020 from $377.4 million for the six months ended June 30, 2019, an increase of $846.7 million. This was primarily driven by an increase in the number of homes sold to 3,831 for the six months ended June 30, 2020 compared to 1,200 for the six months ended June 30, 2019. Visits increased 9% to 4,567.4 million for the six months ended June 30, 2020 from 4,201.2 million for the six months ended June 30, 2019. There were approximately 218.1 million average monthly unique users of our mobile applications and websites for the three months ended June 30, 2020 compared to 194.3 million average monthly unique users for the three months ended June 30, 2019, representing year-over-year growth of 12%. The increases in visits and unique users increased the number of impressions, leads, clicks and other events we monetized across our revenue categories. The increase in Homes segment revenue was partially offset by a $10.9 million decrease in IMT segment revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to temporary discounts offered during the second quarter of 2020 to support our customers in response to the COVID-19 pandemic.
Homes Segment
Zillow Offers Revenue. Zillow Offers revenue was $1,222.9 million for the six months ended June 30, 2020 due to the sale of 3,831 homes at an average selling price of $319.2 thousand per home. For the six months ended June 30, 2019, Zillow Offers revenue was $377.4 million due to the sale of 1,200 homes at an average selling price of $314.5 thousand per home. The increase in Zillow Offers revenue was due to an increase in the number of homes sold in the period as customer adoption of Zillow Offers increased in geographic areas in which it is currently operating and as Zillow Offers expanded into new geographic markets. As of June 30, 2020, Zillow Offers had operations in 24 metropolitan areas. As discussed above, although Zillow Offers revenue increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, revenue for the six months ended June 30, 2020 was negatively impacted by the COVID-19 pandemic. Beginning on March 23, 2020, we paused home buying activities in all Zillow Offers markets, as of June 30, 2020, we had resumed home buying in 15 of our 24 markets and we are now active in all 24 markets beginning in August 2020.
Other Revenue. Other revenue within the Homes segment was $1.2 million for the six months ended June 30, 2020 and relates to revenue generated by Zillow Closing Services which launched in the second half of 2019.
IMT Segment
Premier Agent Revenue. Premier Agent revenue was $434.1 million for the six months ended June 30, 2020 from $449.7 million for the six months ended June 30, 2019, a decrease of $15.6 million, or 3%. Premier Agent revenue was positively impacted by an increase in visits. As discussed above, visits increased 9% to 4,567.4 million for the six months ended June 30, 2020 from 4,201.2 million for the six months ended June 30, 2019. The increase in visits increased the number of impressions and leads we could monetize in our Premier Agent marketplace. However, Premier Agent revenue was negatively impacted for the six months ended June 30, 2020 by discounts offered to our Premier Agent partners in response to the COVID-19 pandemic, as discussed above.

Premier Agent revenue for the six months ended June 30, 2020 and June 30, 2019 also included an insignificant amount of revenue generated from our testing of the Flex pricing model, in limited markets.
Other Revenue. Other IMT revenue was $176.9 million for the six months ended June 30, 2020 compared to $172.2 million for the six months ended June 30, 2019, an increase of $4.7 million, or 3%. The increase in Other revenue was primarily a result of an 18% increase in revenue generated by our rentals marketplace. Growth in rentals revenue was primarily attributable to the adoption of our rental application product and increased spend on our cost per lease product. The increase in Other IMT revenue was partially offset by a 51% decrease in display revenue, as customers decreased discretionary marketing spend during the COVID-19 pandemic, as well as the impact of COVID-19-related discounts offered during the six months ended June 30, 2020.
Mortgages Segment
Mortgages Revenue. Mortgages revenue was $59.0 million for the six months ended June 30, 2020 compared to $54.3 million for the six months ended June 30, 2019, an increase of $4.7 million, or 9%. The growth in mortgages revenue was primarily driven by increases in marketplace and Mortech revenue driven by increased demand for our Connect and Mortech services, primarily due to the low interest-rate environment. The increase in mortgages revenue was also a result of an increase in revenue generated by Zillow Home Loans due to increased sales volume reflective of market demand and reduced interest rates.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue	$454,252	$280,339	$33,761	$248,924	$323,669	$26,985
Costs and expenses:
Cost of revenue	431,788	23,387	5,896	240,732	26,059	4,430
Sales and marketing	47,877	96,026	11,695	37,409	135,440	14,584
Technology and development	28,918	93,176	6,763	18,198	94,261	7,871
General and administrative	21,902	53,884	9,725	17,808	54,671	10,360
Integration costs	—	—	—	—	—	293
Total costs and expenses	530,485	266,473	34,079	314,147	310,431	37,538
Income (loss) from operations	(76,233)	13,866	(318)	(65,223)	13,238	(10,553)
Other income	—	5,300	385	—	—	402
Interest expense	(3,825)	—	(307)	(5,899)	—	(287)
Income (loss) before income taxes (1)	$(80,058)	$19,166	$(240)	$(71,122)	$13,238	$(10,438)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands, unaudited):

	Three Months Ended June 30,
	2020	2019
Total segment loss before income taxes	$(61,132)	$(68,322)
Corporate interest expense	(33,458)	(12,711)
Corporate other income	4,430	9,056
Gain on partial extinguishment of 2021 Notes	6,391	—
Consolidated loss before income taxes	$(83,769)	$(71,977)

Homes Segment
Cost of Revenue. Cost of revenue was $431.8 million for the three months ended June 30, 2020 compared to $240.7 million for the three months ended June 30, 2019, an increase of $191.1 million or 79%. The increase in cost of revenue was primarily attributable to home acquisition and renovation costs related to the 1,437 homes that we sold during the period compared to the sale of 786 homes during the three months ended June 30, 2019. Due to the pause in Zillow Offers home buying activities that began on March 23, 2020 in response to the COVID-19 pandemic, we expect cost of revenue to decrease in absolute dollars in the near-term as we expect to resell fewer homes until we grow home acquisition volumes following resuming home buying activities in all Zillow Offers markets. As of June 30, 2020, we had resumed home buying in 15 of our 24 markets and we are now active in all 24 markets beginning in August 2020.
Sales and Marketing. Sales and marketing expenses were $47.9 million for the three months ended June 30, 2020 compared to $37.4 million for the three months ended June 30, 2019, an increase of $10.5 million or 28%. The increase in sales and marketing expenses was primarily attributable to a $9.4 million increase in selling expenses attributable to the resale of homes and a $6.9 million increase in headcount-related expenses, including share-based compensation expense. The increase was partially offset by a $2.6 million decrease in marketing and advertising costs, a $1.7 million decrease in holding costs and a $1.1 million decrease in travel expenses as we paused non-essential travel for employees in response to the COVID-19 pandemic.
Sales and marketing expenses include $2.6 million in holding costs for the three months ended June 30, 2020 and $4.4 million in holding costs for the three months ended June 30, 2019.
Due to the pause in Zillow Offers home buying activities that began on March 23, 2020 in response to the COVID-19 pandemic, we expect sales and marketing expenses to decrease in absolute dollars in the near-term as we expect to hold and resell fewer homes until we grow home acquisition volumes following resuming home buying activities in all Zillow Offers markets.
Technology and Development. Technology and development expenses, which include research and development costs, were $28.9 million for the three months ended June 30, 2020 compared to $18.2 million for the three months ended June 30, 2019, an increase of $10.7 million or 59%. The increase in technology and development expenses was primarily due to a $9.5 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, and a $1.2 million increase in depreciation and amortization expense.
General and Administrative. General and administrative expenses were $21.9 million for the three months ended June 30, 2020 compared to $17.8 million for the three months ended June 30, 2019, an increase of $4.1 million or 23%. The increase in general and administrative expenses was primarily due to a $3.5 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment.
Interest Expense. Interest expense was $3.8 million for the three months ended June 30, 2020 compared to $5.9 million for the three months ended June 30, 2019, a decrease of $2.1 million, or 35%. The decrease in interest expense was attributable to the reduced number of homes financed on our credit facilities due to the temporary pause of Zillow Offers home buying activities in response to the COVID-19 pandemic.
Due to the pause in Zillow Offers home buying activities, we expect interest expense to decrease in absolute dollars in the near-term as we have reduced the number of homes financed on our credit facilities. Subsequently, we expect interest expense to increase as we increase our homes inventory following resuming home buying in Zillow Offers markets.
IMT Segment
Cost of Revenue. Cost of revenue was $23.4 million for the three months ended June 30, 2020 compared to $26.1 million for the three months ended June 30, 2019, a decrease of $2.7 million, or 10%. The decrease in cost of revenue was primarily related to a $1.3 million decrease in ad serving costs and a $0.8 million decrease in software and hardware costs.

Sales and Marketing. Sales and marketing expenses were $96.0 million for the three months ended June 30, 2020 compared to $135.4 million for the three months ended June 30, 2019, a decrease of $39.4 million, or 29%. The decrease in sales and marketing expenses was primarily attributable to a $35.6 million decrease in marketing and advertising expenses due to the pause of most advertising spend in response to the COVID-19 pandemic. In addition, there was a $3.5 million decrease in travel expenses as we paused non-essential travel for employees in response to the COVID-19 pandemic and a $3.3 million decrease in related trade show and event expenses. The decrease in sales and marketing expenses was partially offset by a $3.0 million increase in headcount related expenses, including share-based compensation expense, as we continue to grow our team. We expect sales and marketing expenses to increase in absolute dollars in the future as we begin to increase our marketing and advertising activities.
Technology and Development. Technology and development expenses, which include research and development costs, were $93.2 million for the three months ended June 30, 2020 compared to $94.3 million for the three months ended June 30, 2019, a decrease of $1.1 million, or 1%. Technology and development expenses remained relatively consistent due to proactive measures we have taken to reduce costs. We expect technology and development expenses to decrease in absolute dollars in future periods as a result of these cost saving measures.
General and Administrative. General and administrative expenses were $53.9 million for the three months ended June 30, 2020 compared to $54.7 million for the three months ended June 30, 2019, a decrease of $0.8 million, or 1%. General and administrative expenses remained relatively consistent due to proactive measures we have taken to reduce costs.
Mortgages Segment
Cost of Revenue. Cost of revenue was $5.9 million for the three months ended June 30, 2020 compared to $4.4 million for the three months ended June 30, 2019, an increase of $1.5 million, or 33%. The increase in cost of revenue was primarily attributable to a $0.9 million increase in headcount-related expenses, including share-based compensation expense. We expect cost of revenue to increase in absolute dollars in future periods as we continue to incur expenses associated with growth in revenue and expansion of Zillow Home Loans.
Sales and Marketing. Sales and marketing expenses were $11.7 million for the three months ended June 30, 2020 compared to $14.6 million for the three months ended June 30, 2019, a decrease of $2.9 million, or 20%. The decrease in sales and marketing expenses was primarily attributable to a $3.8 million decrease in marketing and advertising expenses due to the pause of most advertising spend in response to the COVID-19 pandemic. We expect our sales and marketing expenses to increase in absolute dollars in future periods due to increased marketing and headcount related spend associated with growth in revenue and expansion of Zillow Home Loans.
Technology and Development. Technology and development expenses, which include research and development costs, were $6.8 million for the three months ended June 30, 2020 compared to $7.9 million for the three months ended June 30, 2019, a decrease of $1.1 million, or 14%. The decrease in technology and development expenses was primarily a result of a $0.7 million decrease in data acquisition costs.
General and Administrative. General and administrative expenses were $9.7 million for the three months ended June 30, 2020 compared to $10.4 million for the three months ended June 30, 2019, a decrease of $0.6 million, or 6%. General and administrative expenses remained relatively consistent due to proactive measures we have taken to reduce costs.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including the gain on the partial extinguishment of the 2021 Notes, interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense was $33.5 million for the three months ended June 30, 2020 compared to $12.7 million for the three months ended June 30, 2019, an increase of $20.7 million, or 163%. This increase was primarily due to the September 2019 issuance of the convertible senior notes due in 2026, the September 2019 and October 2019 issuances of the convertible senior notes due in 2024, and the May 2020 issuance of the 2025 Notes. We expect interest expense to increase over time in absolute dollars as we incur additional interest related to the May 2020 issuance of the 2025 Notes. For additional information regarding the convertible senior notes, see Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Other Income. Other income not directly attributable to any of our segments was $4.4 million for the three months ended June 30, 2020 compared to $9.1 million for the three months ended June 30, 2019, a decrease of $4.6 million, or 51%. The decrease in Other income is largely due to rebalancing our investment portfolio to lower risk, lower yield investments in light of the COVID-19 pandemic. We expect Other income to decrease in the future as interest rates are projected to remain low through 2020.
Gain on Partial Extinguishment of 2021 Notes. We recorded a $6.4 million gain on the partial extinguishment of the 2021 Notes during the three months ended June 30, 2020. For additional information on the repurchase, see Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Segment Results of Operations
The following table presents Zillow Group’s segment results for the periods presented (in thousands, unaudited):

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue	$1,224,125	$611,005	$59,043	$377,396	$621,941	$54,345
Costs and expenses:
Cost of revenue	1,163,987	47,705	11,051	363,151	50,310	9,108
Sales and marketing	119,466	216,199	24,581	58,271	262,094	28,655
Technology and development	61,456	188,204	14,115	30,479	182,230	15,391
General and administrative	45,323	112,638	19,835	32,165	125,521	20,927
Impairment costs	—	73,900	2,900	—	—	—
Integration costs	—	—	—	—	—	645
Total costs and expenses	1,390,232	638,646	72,482	484,066	620,155	74,726
Income (loss) from operations	(166,107)	(27,641)	(13,439)	(106,670)	1,786	(20,381)
Other income	—	5,300	587	—	—	715
Interest expense	(11,909)	—	(533)	(9,657)	—	(388)
Income (loss) before income taxes (1)	$(178,016)	$(22,341)	$(13,385)	$(116,327)	$1,786	$(20,054)
(1) The following table presents the reconciliation of total segment loss before income taxes to consolidated loss before income taxes for the periods presented (in thousands, unaudited):

	Six Months Ended June 30,
	2020	2019
Total segment loss before income taxes	$(213,742)	$(134,595)
Corporate interest expense	(62,740)	(25,318)
Corporate other income	13,821	17,911
Gain on partial extinguishment of 2021 Notes	6,391	—
Consolidated loss before income taxes	$(256,270)	$(142,002)
Homes Segment
Cost of Revenue. Cost of revenue was $1,164.0 million for the six months ended June 30, 2020 compared to $363.2 million for the six months ended June 30, 2019, an increase of $800.8 million. The increase in cost of revenue was primarily attributable to home acquisition and renovation costs related to the 3,831 homes that we sold during the period compared to the sale of 1,200 homes during the six months ended June 30, 2019.

Sales and Marketing. Sales and marketing expenses were $119.5 million for the six months ended June 30, 2020 compared to $58.3 million for the six months ended June 30, 2019, an increase of $61.2 million. The increase in sales and marketing expenses was primarily attributable to a $37.0 million increase in selling expenses attributable to the resale of homes, an $18.3 million increase in headcount-related expenses, including share-based compensation expense, as we have grown our team to support our Homes segment, and $5.7 million in expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic.
Sales and marketing expenses include $7.9 million in holding costs for the six months ended June 30, 2020 and $6.7 million in holding costs for the six months ended June 30, 2019.
Technology and Development. Technology and development expenses, which include research and development costs, were $61.5 million for the six months ended June 30, 2020 compared to $30.5 million for the six months ended June 30, 2019, an increase of $31.0 million. The increase in technology and development expenses was primarily due to a $25.9 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment, and a $3.3 million increase in depreciation and amortization expense.
General and Administrative. General and administrative expenses were $45.3 million for the six months ended June 30, 2020 compared to $32.2 million for the six months ended June 30, 2019, an increase of $13.2 million or 41%. The increase in general and administrative expenses was primarily due to a $9.2 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams to support the Homes segment. In addition, there was a $1.9 million increase in building lease-related expenses including rent, utilities and insurance and a $0.9 million increase in software and hardware costs.
Interest Expense. Interest expense was $11.9 million for the six months ended June 30, 2020 compared to $9.7 million for the six months ended June 30, 2019, an increase of $2.3 million, or 23%. The increase in interest expense was attributable to borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on our credit facilities.
IMT Segment
Cost of Revenue. Cost of revenue was $47.7 million for the six months ended June 30, 2020 compared to $50.3 million for the six months ended June 30, 2019, a decrease of $2.6 million, or 5%. The decrease in cost of revenue was primarily attributable to a $1.7 million decrease in ad serving costs and a $0.9 million decrease in software and hardware costs. The decreases in cost of revenue were partially offset by a $2.0 million increase in other direct product costs.
Sales and Marketing. Sales and marketing expenses were $216.2 million for the six months ended June 30, 2020 compared to $262.1 million for the six months ended June 30, 2019, a decrease of $45.9 million, or 18%. The decrease in sales and marketing expenses was primarily attributable to a $45.9 million decrease in marketing and advertising expenses due to the pause of most advertising spend in response to the COVID-19 pandemic, a $4.7 million decrease in travel expenses as we paused non-essential travel for workers in response to the COVID-19 pandemic and a $4.0 million decrease in related trade show and event-related costs. The decrease in sales and marketing expenses was partially offset by a $5.0 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams, and a $3.9 million increase in depreciation expense.
Technology and Development. Technology and development expenses, which include research and development costs, were $188.2 million for the six months ended June 30, 2020 compared to $182.2 million for the six months ended June 30, 2019, an increase of $6.0 million, or 3%. The increase in technology and development expenses was primarily attributable to a $6.1 million increase in depreciation and amortization expense and a $3.2 million increase in headcount-related expenses, including share-based compensation expense, as we continue to grow our engineering teams to support current and future product initiatives. These increases were partially offset by a $2.4 million decrease in professional services fees.
General and Administrative. General and administrative expenses were $112.6 million for the six months ended June 30, 2020 compared to $125.5 million for the six months ended June 30, 2019, a decrease of $12.9 million, or 10%. The decrease in general and administrative expenses for the six months ended June 30, 2020 was primarily due to a $21.5 million decrease in headcount-related expenses driven primarily by the recognition of $23.3 million of share-based compensation expense in the IMT segment in 2019 in connection with the modification of certain outstanding equity awards related to the departure of Spencer Rascoff in February 2019, who served as Zillow Group’s Chief Executive Officer beginning in 2010. For additional information regarding the equity modification, see Note 15 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Additionally, there was a $1.3 million decrease in travel expenses as we paused non-essential travel for workers in response to the COVID-19 pandemic. The decreases in general and administrative expenses were partially offset by an increase in estimated legal liabilities of approximately $3.5 million, a $2.0 million increase in building lease-related expenses, including rent, utilities and insurance, a $1.8 million increase in business taxes, a $1.0 million increase in credit loss expense and a $0.5 million increase in depreciation and amortization expense.
Impairment Costs. Impairment costs recorded to the IMT segment for the six months ended June 30, 2020 consist of $68.6 million of the total $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset and a $5.3 million non-cash impairment related to our October 2016 equity investment. For additional information about these impairments, see Note 9 and Note 10 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Mortgages Segment
Cost of Revenue. Cost of revenue was $11.1 million for the six months ended June 30, 2020 compared to $9.1 million for the six months ended June 30, 2019, an increase of $1.9 million, or 21%. The increase in cost of revenue was primarily attributable to a $1.7 million increase in headcount-related expenses, including share-based compensation expense, as we increased fulfillment hiring to support the increase in volume of loans funded.
Sales and Marketing. Sales and marketing expenses were $24.6 million for the six months ended June 30, 2020 compared to $28.7 million for the six months ended June 30, 2019, a decrease of $4.1 million, or 14%. The decrease in sales and marketing expenses was primarily attributable to a $5.3 million decrease in marketing and advertising expenses due to the pause of most advertising spend in response to the COVID-19 pandemic, partially offset by a $1.3 million increase in headcount-related expenses, including share-based compensation expenses, driven primarily by the expansion of our leadership team as we continue to expand our Zillow Homes Loans business.
Technology and Development. Technology and development expenses, which include research and development costs, were $14.1 million for the six months ended June 30, 2020 compared to $15.4 million for the six months ended June 30, 2019, a decrease of 1.3 million, or 8%. The decrease in technology and development expenses was primarily a result of a $1.3 million decrease in data acquisition costs.
General and Administrative. General and administrative expenses were $19.8 million for the six months ended June 30, 2020 compared to $20.9 million for the six months ended June 30, 2019, a decrease of $1.1 million, or 5%. The decrease in general and administrative expenses was primarily due to a $1.1 million decrease in headcount-related expenses, including share-based compensation expense, due primarily to our temporary pause in most hiring in response to the COVID-19 pandemic.
Impairment Costs. Impairment costs recorded to the Mortgages segment for the six months ended June 30, 2020 consist of $2.9 million of the total $71.5 million impairment related to the Trulia trade names and trademarks intangible asset. For additional information about this impairment, see Note 10 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Corporate Items
Certain corporate items are not directly attributable to any of our segments, including the gain on the partial extinguishment of the 2021 Notes, interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Interest Expense. Interest expense was $62.7 million for the six months ended June 30, 2020 compared to $25.3 million for the six months ended June 30, 2019, an increase of $37.4 million, or 148%. This increase was primarily due to the September 2019 issuance of the convertible senior notes due in 2026, the September 2019 and October 2019 issuances of the convertible senior notes due in 2024 and the May 2020 issuances of the 2025 Notes. For additional information regarding the convertible senior notes, see Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Other Income. Other income not directly attributable to any of our segments was $13.8 million for the six months ended June 30, 2020 compared to $17.9 million for the six months ended June 30, 2019, a decrease of $4.1 million, or 23% The decrease in Other income is largely due to rebalancing our investment portfolio to lower risk investments with lower yields in light of the COVID-19 pandemic. We expect Other income to decrease for the foreseeable future as interest rates are projected to remain low throughout 2020.

Gain on Partial Extinguishment of 2021 Notes. We recorded a $6.4 million gain on the partial extinguishment of the 2021 Notes during the six months ended June 30, 2020. For additional information on the repurchase, see Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents, investments and restricted cash of $3,570.3 million and $2,511.9 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and treasury bills. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, certificates of deposit and treasury bills. Restricted cash consists of amounts funded to the reserve and collection accounts related to our credit facilities and amounts held in escrow related to funding home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of June 30, 2020, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
To preserve our liquidity in response to the COVID-19 pandemic, we have paused hiring for non-critical roles, paused the majority of our advertising spending and have focused on scaling our business with discipline and with a reduction in certain discretionary spending. Additionally, we temporarily paused home buying through Zillow Offers in March of 2020 and have since resumed home buying activities in 15 of our 24 markets as of June 30, 2020 and are now active in all 24 markets beginning in August 2020. In May of 2020 we strengthened our financial position through our issuance of $565.0 million aggregate principle amount of 2025 Notes for net proceeds of $553.3 million, with which we repurchased $194.7 million aggregate principle amount of our 2021 Notes, and we issued 8,800,000 shares of Class C capital stock at a public offering price of $48.00 per share for net proceeds of $411.5 million, as further described above. In addition, we expect our liquidity to be positively impacted by certain provisions included in the CARES Act which provides tax provisions and other stimulus measures to affected companies. The impact of the CARES Act has not been material to our results of operations for the three and six month periods ended June 30, 2020. However, under the CARES Act we expect to defer certain employer payroll tax payments until 2021 and 2022. We deferred a total of $10.6 million of such payments as of June 30, 2020. As previously noted, the COVID-19 pandemic and related economic disruptions have resulted in significant uncertainty and the extent of the impact of COVID-19 on our business continues to be difficult to predict. The COVID-19 pandemic has and will continue to disrupt our revenue and operating cash flow levels and may disrupt future access to capital through debt or equity markets.
The expansion of Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes on the open market has continued to have a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We primarily use debt financing through credit facilities to fund a portion of the purchase price of homes and certain related costs. As previously noted, due to the pause in Zillow Offers home buying activities beginning on March 23, 2020 in response to the COVID-19 pandemic, we temporarily expect a decrease in the future amounts drawn on our credit facilities as we have reduced the number of homes financed until we grow home acquisition volumes following resuming home buying activities in all Zillow Offers markets. As of June 30, 2020, we had resumed home buying in 15 of our 24 markets and are now active in all markets beginning in August 2020. As of June 30, 2020, we have $117.2 million of total outstanding borrowings on credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1,500.0 million.
Zillow Home Loans continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund the mortgage loan originations. As of June 30, 2020, we have $69.8 million of total outstanding borrowings on our warehouse line of credit and master repurchase agreement with a total maximum borrowing capacity of $125.0 million.
As of June 30, 2020, we have outstanding a total of $2,386.7 million aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually.
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

The following table presents selected cash flow data for the periods presented (in thousands, unaudited):

	Six Months Ended June 30,
	2020	2019
Cash Flow Data:
Net cash provided by (used in) operating activities	$692,620	$(373,823)
Net cash provided by (used in) investing activities	(264,634)	197,822
Net cash provided by financing activities	420,199	323,138
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
For the six months ended June 30, 2020, net cash provided by operating activities was $692.6 million. This was primarily driven by a net loss of $247.7 million, adjusted by share-based compensation expense of $96.1 million, non-cash impairment costs of $76.8 million, depreciation and amortization expense of $55.2 million, amortization of the discount and issuance costs on the convertible notes maturing in 2021, 2023, 2024, 2025 and 2026 of $47.7 million, amortization of contract cost assets of $17.1 million and amortization of right of use assets of $12.7 million. This was offset by an $8.5 million change in deferred income taxes, a gain on the partial extinguishment of the 2021 Notes of $6.4 million and a gain on disposal of property and equipment and other assets of $2.7 million. Changes in operating assets and liabilities increased cash provided by operating activities by $650.6 million. The changes in operating assets and liabilities are primarily related to a $701.1 million decrease in inventory due to the sale of homes and a decrease in home purchases through Zillow Offers during the six months ended June 30, 2020, a $10.0 million increase in other long-term liabilities, a $7.5 million increase in accounts payable and a $4.8 million increase in deferred revenue. These changes were partially offset by a $38.5 million increase in mortgage loans held for sale, a $19.6 million increase in contract cost assets due primarily to the capitalization of sales commissions, an $8.7 million decrease in accrued expenses and other liabilities driven by the timing of payments, a $3.3 million decrease in accrued compensation and benefits, and a $1.5 million increase in accounts receivable due primarily to an increase in revenue from products and services which we bill in arrears.
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
For the six months ended June 30, 2020, net cash used in investing activities was $264.6 million. This was the result of $208.6 million of net purchases of investments in connection with investment of a portion of the net proceeds from our May 2020 issuance of the 2025 Notes and offering of our Class C capital stock, and $66.1 million of purchases for property and equipment and intangible assets, partially offset by $10.0 million in proceeds from the sale of an equity investment.

For the six months ended June 30, 2019, net cash provided by investing activities was $197.8 million. This was primarily the result of $236.4 million of net proceeds from maturities of investments and $38.6 million of purchases for property and equipment and intangible assets.
Cash Flows Provided By Financing Activities
Net cash provided by financing activities has primarily resulted from net proceeds from the issuance of convertible notes, net proceeds from equity offerings, the exercise of employee option awards and equity awards withheld for tax liabilities, proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers and proceeds from borrowings on warehouse lines of credit and the master repurchase agreement related to Zillow Home Loans.
For the six months ended June 30, 2020, cash provided by financing activities was $420.2 million, which was primarily related to net proceeds from the issuance of the 2025 Notes of $553.3 million, net proceeds from the public offering of our Class C capital stock of $411.5 million, $185.0 million of proceeds from the exercise of option awards and $39.4 million of net borrowings on our warehouse line of credit and master repurchase agreement related to Zillow Home Loans. These cash inflows were partially offset by $617.5 million of net repayments of borrowings on our credit facilities related to Zillow Offers and $194.7 million of cash paid for the partial repurchase of the 2021 Notes.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $9.8 million as of June 30, 2020. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of June 30, 2020 (in thousands, unaudited):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

2025 Notes (1)	$565,000	$—	$—	$565,000	$—
Interest on 2025 Notes (2)	75,702	15,537	31,075	29,090	—
2021 Notes (3)	265,330	—	265,330	—	—
Interest on 2021 Notes (4)	7,518	5,307	2,211	—	—
Homes under contract (5)	51,850	51,850	—	—	—
Homes segment credit facilities (6)	117,218	117,218	—	—	—
Purchase obligations (7)	29,431	19,126	10,050	255	—
Mortgages segment credit facilities (8)	69,814	69,814	—	—	—
 ____________________
(1) The aggregate principal amount of the 2025 Notes is due on May 15, 2025 if not earlier converted or redeemed.
(2) The stated interest rate on the 2025 Notes is 2.75%.
(3) The aggregate principal amount of the 2021 Notes is due on December 1, 2021 if not earlier converted or redeemed.
(4) The stated interest rate on the 2021 Notes is 2.00%.
(5) We have obligations to purchase homes under contract through our Zillow Offers business.
(6) Includes principal amounts due for amounts borrowed under the credit facilities used to provide capital for our Zillow Offers business. Amounts exclude an immaterial amount of estimated interest payments.
(7) We have noncancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. For additional information regarding our purchase obligations, see Note 17 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(8) Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreement to finance mortgages originated through Zillow Home Loans. Amounts exclude an immaterial amount of estimated interest payments.

As of June 30, 2020, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $9.8 million as of June 30, 2020.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For information on our critical accounting policies and estimates, see Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, certificates of deposit, U.S. government agency securities, treasury bills, commercial paper, municipal securities and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
Our convertible senior notes bear interest at fixed rates. Thus, we have no related direct financial statement risk associated with changes in interest rates. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of June 30, 2020 (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$500,000	1.375%
May 15, 2025	565,000	2.75%
September 1, 2024	673,000	0.75%
July 1, 2023	373,750	1.50%
December 1, 2021	265,330	2.00%
December 15, 2020	9,637	2.75%
	$2,386,717
Since the convertible senior notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of June 30, 2020. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities that provide capital for Zillow Offers. As of June 30, 2020 and December 31, 2019, we had outstanding $117.2 million and $691.5 million, respectively, of borrowings on these credit facilities which bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $1.0 million and $6.9 million as of June 30, 2020 and December 31, 2019, respectively.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse line of credit and master repurchase agreement that provide capital for Zillow Home Loans. As of June 30, 2020 and December 31, 2019, we had outstanding $69.8 million and $30.4 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreement which bear interest at a floating rate based on LIBOR plus an applicable margin, and in certain cases include a LIBOR floor. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreement, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreement by $0.5 million as of June 30, 2020 and by an insignificant amount as of December 31, 2019.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, COVID-19, was reported and has subsequently spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. As a result of COVID-19, significant portions of the United States economy and population shut down and slowed down due to widespread travel and transportation restrictions, shelter in place and stay at home policies and closures of commercial spaces and government facilities, including in locations where we maintain operations and a significant number of employees. The current COVID-19 pandemic, its broad impact and preventive measures taken to contain or mitigate the pandemic have had, and are likely to continue to have, significant negative effects on the United States and global economy, employment levels, employee productivity, residential real estate and financial markets. This, in turn, has and may increasingly have a negative impact on our real estate partners, suppliers, demand for our products and services, the ability of customers to effectuate real estate transactions, profitability, the value of collateral securing loans, our ability to resell loans on the secondary market, access to credit and our ability to operate our business.
In response to these unprecedented circumstances, we temporarily paused home buying through Zillow Offers, provided certain product discounts, temporarily closed offices, paused hiring for non-critical roles, paused the majority of our marketing and advertising activities and reduced discretionary spending. Although, among other things, we have resumed home buying in all Zillow Offers markets as of August 2020, expect to increase our hiring, marketing and advertising activities and plan to reopen offices, we cannot predict whether and to what extent we will have to implement additional operational changes in light of COVID-19 in the future. As a result of these and other consequences, the pandemic has and may continue to adversely affect our business, results of operations and financial condition, likely significantly.
Our ability to fund our liquidity requirements and operate our business depends on our cash flows from operations as well as our ability to access capital markets and borrow on our existing credit facilities. For example, the provision of certain product discounts and pause of home buying through Zillow Offers has and may continue to disrupt our revenue and operating cash flow levels. Further, our access to and the availability of financing on acceptable terms may be adversely impacted by the pandemic. For more information on the impact the COVID-19 pandemic has had on our liquidity position and outlook, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
There were no unregistered sales of equity securities during the three months ended June 30, 2020.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1
Amended and Restated Bylaws of Zillow Group, Inc. (Filed as Exhibit 3.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2020, and incorporated herein by reference).

4.1
Indenture dated as of May 15, 2020, by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2020, and incorporated herein by reference).

4.2	Form of 2.75% Convertible Senior Note due 2025 (incorporated by reference from Exhibit A to Exhibit 4.1 hereto).

10.1*
Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.1 to Zillow Group, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020, and incorporated herein by reference).

10.2*	Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under the Zillow Group, Inc. 2020 Incentive Plan.

10.3*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2020 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2020	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer