Form 10-Q
period 2020-09-30
ZILLOW GROUP, INC.
filed 2020-11-05
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2020, 60,567,704 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 165,887,630 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2020

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, including, but not limited to:
•the impact of the COVID-19 pandemic or other public health crises and any associated economic downturn on our future financial position, operations and financial performance;
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
•the impact of natural disasters and other catastrophic events;
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
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations web page (http://investors.zillowgroup.com)
•Zillow Group Investor Relations Blog (http://www.zillowgroup.com/ir-blog)
•Zillow Group Twitter Account (https://twitter.com/zillowgroup)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q or any other document we file with the SEC, and the inclusion of our website addresses and Twitter account are as inactive textual references only.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,904,785	$1,141,263
Short-term investments	1,885,385	1,280,989
Accounts receivable, net of allowance for doubtful accounts of $2,739 and $4,522 at September 30, 2020 and December 31, 2019, respectively	79,642	67,005
Mortgage loans held for sale	125,324	36,507
Inventory	193,283	836,627
Prepaid expenses and other current assets	73,604	58,117
Restricted cash	44,103	89,646
Total current assets	4,306,126	3,510,154
Contract cost assets	50,488	45,209
Property and equipment, net	198,243	170,489
Right of use assets	193,789	212,153
Goodwill	1,984,907	1,984,907
Intangible assets, net	100,649	190,567
Other assets	9,373	18,494
Total assets	$6,843,575	$6,131,973
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,352	$8,343
Accrued expenses and other current liabilities	93,901	85,442
Accrued compensation and benefits	35,474	37,805
Borrowings under credit facilities	232,397	721,951
Deferred revenue	49,153	39,747
Lease liabilities, current portion	28,307	17,592
Convertible senior notes, current portion	7,584	9,637
Total current liabilities	466,168	920,517
Lease liabilities, net of current portion	214,503	220,445
Convertible senior notes, net of current portion	1,838,010	1,543,402
Deferred tax liabilities and other long-term liabilities	21,539	12,188
Total liabilities	2,540,220	2,696,552
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 60,567,136 and 58,739,989 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 165,574,240 and 144,109,419 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	17	14
Additional paid-in capital	5,488,161	4,412,200
Accumulated other comprehensive income	461	340
Accumulated deficit	(1,185,291)	(977,140)
Total shareholders’ equity	4,303,355	3,435,421
Total liabilities and shareholders’ equity	$6,843,575	$6,131,973
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Homes	$187,105	$384,626	$1,411,230	$762,022
IMT	415,389	335,290	1,026,394	957,231
Mortgages	54,198	25,292	113,241	79,637
Total revenue	656,692	745,208	2,550,865	1,798,890
Cost of revenue (exclusive of amortization) (1):
Homes	179,804	370,796	1,343,791	733,947
IMT	28,448	24,318	76,153	74,628
Mortgages	7,972	4,721	19,023	13,829
Total cost of revenue	216,224	399,835	1,438,967	822,404
Sales and marketing	150,826	181,347	511,072	530,367
Technology and development	127,300	123,974	391,075	352,074
General and administrative	85,895	88,493	263,691	267,106
Impairment costs	—	—	76,800	—
Integration costs	—	5	—	650
Total costs and expenses	580,245	793,654	2,681,605	1,972,601
Income (loss) from operations	76,447	(48,446)	(130,740)	(173,711)
Gain on partial extinguishment of 2021 Notes	—	—	6,391	—
Other income	3,018	8,999	22,726	27,625
Interest expense	(39,470)	(26,502)	(114,652)	(61,865)
Income (loss) before income taxes	39,995	(65,949)	(216,275)	(207,951)
Income tax benefit (expense)	(425)	1,300	8,124	3,800
Net income (loss)	$39,570	$(64,649)	$(208,151)	$(204,151)
Net income (loss) per share:
Basic	$0.17	$(0.31)	$(0.95)	$(0.99)
Diluted	$0.16	$(0.31)	$(0.95)	$(0.99)
Weighted-average shares outstanding:
Basic	229,719	207,002	219,989	205,766
Diluted	242,632	207,002	219,989	205,766
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$19,245	$15,835	$55,286	$44,891
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$39,570	$(64,649)	$(208,151)	$(204,151)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(1,122)	(132)	(326)	1,763
Reclassification adjustment for net investment (gains) losses included in net loss	—	(11)	372	(11)
Net unrealized gains (losses) on investments	(1,122)	(143)	46	1,752
Currency translation adjustments	58	31	75	(63)
Total other comprehensive income (loss)	(1,064)	(112)	121	1,689
Comprehensive income (loss)	$38,506	$(64,761)	$(208,030)	$(202,462)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2020	226,041,936	$23	$5,246,371	$(1,224,861)	$1,525	$4,023,058
Issuance of common and capital stock upon exercise of stock options	5,454,246	1	186,242	—	—	186,243
Vesting of restricted stock units	777,561	—	—	—	—	—
Restricted stock units withheld for tax liability	(26)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	53,489	—	—	53,489
Partial conversion of 2020 Notes	85,106	—	2,061	—	—	2,061
Net income	—	—	—	39,570	—	39,570
Other comprehensive loss	—	—	—	—	(1,064)	(1,064)
Balance at September 30, 2020	232,358,823	$24	$5,488,161	$(1,185,291)	$461	$4,303,355

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2019	206,513,636	$21	$4,088,470	$(811,281)	$896	$3,278,106
Issuance of common and capital stock upon exercise of stock options	347,261	—	8,017	—	—	8,017
Vesting of restricted stock units	568,355	—	—	—	—	—
Restricted stock units withheld for tax liability	(6)	—	—	—	—	—
Share-based compensation expense	—	—	45,192	—	—	45,192
Premiums paid for capped call confirmations	—	—	(150,530)	—	—	(150,530)
Equity component of issuance of 2024 Notes and 2026 Notes, net of issuance costs of $4,430	—	—	335,854	—	—	335,854
Net loss	—	—	—	(64,649)	—	(64,649)
Other comprehensive loss	—	—	—	—	(112)	(112)
Balance at September 30, 2019	207,429,246	$21	$4,327,003	$(875,930)	$784	$3,451,878

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2020	209,066,855	$21	$4,412,200	$(977,140)	$340	$3,435,421
Issuance of common and capital stock upon exercise of stock options	11,779,104	2	371,226	—	—	371,228
Vesting of restricted stock units	2,191,719	—	—	—	—	—
Restricted stock units withheld for tax liability	(32)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	158,125	—	—	158,125
Issuance of Class C capital stock in connection with equity offering, net of issuance costs of $10,877	8,800,000	1	411,522	—	—	411,523
Equity component of issuance of 2025 Notes, net of issuance costs of $3,279	—	—	154,813	—	—	154,813
Partial repurchase of 2021 Notes	753,936	—	(21,784)	—	—	(21,784)
Partial unwind of capped call transactions for 2021 Notes	(317,865)	—	—	—	—	—
Partial conversion of 2020 Notes	85,106	—	2,061	—	—	2,061
Net loss	—	—	—	(208,151)	—	(208,151)
Other comprehensive income	—	—	—	—	121	121
Balance at September 30, 2020	232,358,823	$24	$5,488,161	$(1,185,291)	$461	$4,303,355

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2019	203,904,265	$21	$3,939,842	$(671,779)	$(905)	$3,267,179
Issuance of common and capital stock upon exercise of stock options	1,891,111	—	41,014	—	—	41,014
Vesting of restricted stock units	1,633,962	—	—	—	—	—
Restricted stock units withheld for tax liability	(92)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	160,826	—	—	160,826
Premiums paid for capped call confirmations	—	—	(150,530)	—	—	(150,530)
Equity component of issuance of 2024 Notes and 2026 Notes, net of issuance costs of $4,430	—	—	335,854	—	—	335,854
Net loss	—	—	—	(204,151)	—	(204,151)
Other comprehensive income	—	—	—	—	1,689	1,689
Balance at September 30, 2019	207,429,246	$21	$4,327,003	$(875,930)	$784	$3,451,878

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(208,151)	$(204,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	81,977	63,888
Share-based compensation expense	145,105	151,884
Amortization of right of use assets	18,364	16,710
Amortization of contract cost assets	26,554	26,722
Amortization of discount and issuance costs on convertible senior notes maturing in 2021, 2023, 2024, 2025 and 2026	75,414	29,868
Gain on partial extinguishment of 2021 Notes	(6,391)	—
Impairment costs	76,800	—
Deferred income taxes	(8,124)	(3,800)
Loss (gain) on disposal of property and equipment and other assets	(1,032)	5,755
Credit loss expense	1,846	1,894
Net loss (gain) on investment securities	372	(11)
Accretion of bond discount	(238)	(5,241)
Changes in operating assets and liabilities:
Accounts receivable	(14,483)	(13,485)
Mortgage loans held for sale	(88,817)	(1,353)
Inventory	643,265	(716,524)
Prepaid expenses and other assets	(16,385)	(5,848)
Contract cost assets	(31,833)	(26,950)
Lease liabilities	4,773	(15,029)
Accounts payable	12,239	2,999
Accrued expenses and other current liabilities	14,499	12,241
Accrued compensation and benefits	(2,331)	2,152
Deferred revenue	9,406	7,875
Other long-term liabilities	17,329	122
Net cash provided by (used in) operating activities	750,158	(670,282)
Investing activities
Proceeds from maturities of investments	1,160,271	859,142
Proceeds from sales of investments	116,394	—
Purchases of investments	(1,881,002)	(479,963)
Purchases of property and equipment	(72,420)	(45,140)
Purchases of intangible assets	(17,226)	(15,123)
Proceeds from sale of equity investment	10,000	—
Net cash provided by (used in) investing activities	(683,983)	318,916
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	553,282	1,085,686
Premiums paid for capped call confirmations	—	(150,530)
Proceeds from issuance of Class C capital stock, net of issuance costs	411,522	—
Partial extinguishment of 2021 Notes	(194,670)	—
Proceeds from borrowings on credit facilities	97,437	581,580
Repayments of borrowings on credit facilities	(674,658)	—
Net borrowings (repayments) on warehouse lines of credit and repurchase agreement	87,667	(2,902)
Proceeds from exercise of stock options	371,226	41,014
Value of equity awards withheld for tax liability	(2)	(3)
Net cash provided by financing activities	651,804	1,554,845
Net increase in cash, cash equivalents and restricted cash during period	717,979	1,203,479
Cash, cash equivalents and restricted cash at beginning of period	1,230,909	663,443
Cash, cash equivalents and restricted cash at end of period	$1,948,888	$1,866,922
Supplemental disclosures of cash flow information
Cash paid for interest	$36,787	$25,837
Noncash transactions:
Capitalized share-based compensation	$13,020	$8,942
Write-off of fully depreciated property and equipment	$13,100	$28,951
Write-off of fully amortized intangible assets	$—	$9,959
Property and equipment purchased on account	$1,645	$4,606
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the U.S., Zillow and its affiliates offer customers an on-demand experience for selling, buying, renting or financing with transparency and nearly seamless end-to-end service. Zillow Offers buys and sells homes directly in dozens of markets across the country, allowing sellers control over their timeline. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase. Zillow recently launched Zillow Homes, Inc., a licensed brokerage entity, to streamline Zillow Offers transactions.
Other consumer brands include Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions which include Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”). Upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2020, our results of operations, comprehensive income (loss) and shareholders’ equity for the three and nine month periods ended September 30, 2020 and 2019, and our cash flows for the nine month periods ended September 30, 2020 and 2019. The results of the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any interim period or for any other future year.

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
Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. Although we continue to evaluate the timing and method of adoption and impact of this guidance on our financial position, results of operations and cash flows, upon adoption we expect this guidance to result in a reclassification of conversion feature balances from additional paid-in capital to debt and to decrease reported interest expense for our convertible senior notes.
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We expect to apply some of the expedients and exceptions provided in this guidance to our credit facilities, warehouse line of credit and master repurchase agreements, all of which reference LIBOR in the applicable interest rate. While the goal of the reference rate reform transition is for it to be economically neutral to entities, we have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations or cash flows.
In December 2019, the FASB issued guidance which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles and clarifies and amends existing guidance to improve consistent application. This guidance is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We expect to adopt this guidance on January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows. The method of adoption for this guidance varies based on the amendment, but we expect the relevant amendments will be applied on a prospective basis.
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
We applied the following methods and assumptions in estimating our fair value measurements:
Cash equivalents — The fair value measurement of money market funds is based on quoted market prices in active markets. The fair value measurement of treasury bills, U.S. government agency securities and certificates of deposit is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Short-term investments — The fair value measurement of our short-term investments is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Restricted cash — Restricted cash consists of cash received from the resale of homes through Zillow Offers which may be used to repay amounts borrowed on our credit facilities (see Note 11), amounts held in escrow related to funding home purchases in our mortgage origination business and amounts held in escrow related to our Zillow Closing Services business. The carrying value of restricted cash approximates fair value due to the short period of time amounts borrowed on the credit facilities are outstanding and amounts are held in escrow.
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
The following table presents the range and weighted average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	September 30, 2020	December 31, 2019
Range	41% - 100%	56% - 100%
Weighted average	67%	78%
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,747,818	$1,747,818	$—	$—
Treasury bills	5,000	—	5,000	—
U.S. government agency securities	1,162		1,162	—
Certificates of deposit	249	—	249	—
Short-term investments:
Treasury bills	1,360,084	—	1,360,084	—
U.S. government agency securities	499,991	—	499,991	—
Corporate notes and bonds	15,635	—	15,635	—
Municipal securities	8,679	—	8,679	—
Certificates of deposit	996	—	996	—
Mortgage origination-related:
Mortgage loans held for sale	125,324	—	125,324	—
IRLCs	9,420	—	—	9,420
Forward contracts - other current assets	110	—	110	—
Forward contracts - other current liabilities	(671)	—	(671)	—
Total	$3,773,797	$1,747,818	$2,016,559	$9,420

	December 31, 2019
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$872,431	$872,431	$—
U.S. government agency securities	35,009	—	35,009
Commercial paper	31,113	—	31,113
Treasury bills	6,441	—	6,441
Corporate notes and bonds	1,065	—	1,065
Certificates of deposit	249	—	249
Short-term investments:
U.S. government agency securities	862,154	—	862,154
Corporate notes and bonds	159,431	—	159,431
Commercial paper	150,267	—	150,267
Treasury bills	80,003	—	80,003
Municipal securities	27,889	—	27,889
Certificates of deposit	1,245	—	1,245
Mortgage origination-related:
Mortgage loans held for sale	36,507	—	36,507
IRLCs	937	—	937
Forward contracts - other current assets	7	—	7
Forward contracts - other current liabilities	(60)	—	(60)
Total	$2,264,688	$872,431	$1,392,257

The following table presents the changes in our IRLCs during the three and nine month periods ended September 30, 2020 (in thousands, unaudited):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance, beginning of the period	$5,091	$937
Issuances	19,232	34,739
Transfers	(18,725)	(31,867)
Fair value changes recognized in earnings	3,822	5,611
Balance, end of period	$9,420	$9,420
(1) Beginning balance represents transfers of IRLCs from Level 2 to Level 3 within the fair value hierarchy as of January 1, 2020.
At September 30, 2020, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $256.6 million and $329.9 million for our IRLCs and forward contracts, respectively. At December 31, 2019, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $34.3 million and $64.7 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 11 for the carrying amount and estimated fair value of our convertible senior notes.
Note 4. Cash and Cash Equivalents, Short-term Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, available-for-sale investments and restricted cash as of the dates presented (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$150,556	$—	$—	$150,556
Cash equivalents:
Money market funds	1,747,818	—	—	1,747,818
Treasury bills	5,000	—	—	5,000
U.S. government agency securities	1,162	—	—	1,162
Certificates of deposit	249	—	—	249
Short-term investments:
Treasury bills	1,360,011	76	(3)	1,360,084
U.S. government agency securities	499,494	514	(17)	499,991
Corporate notes and bonds	15,611	24	—	15,635
Municipal securities	8,676	3	—	8,679
Certificates of deposit	996	—	—	996
Restricted cash	44,103	—	—	44,103
Total	$3,833,676	$617	$(20)	$3,834,273

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$194,955	$—	$—	$194,955
Cash equivalents:
Money market funds	872,431	—	—	872,431
U.S. government agency securities	35,011	—	(2)	35,009
Commercial paper	31,113	—	—	31,113
Treasury bills	6,441	—	—	6,441
Corporate notes and bonds	1,065	—	—	1,065
Certificates of deposit	249	—	—	249
Short-term investments:
U.S. government agency securities	861,862	365	(73)	862,154
Corporate notes and bonds	159,382	91	(42)	159,431
Commercial paper	150,267	—	—	150,267
Treasury bills	79,989	14	—	80,003
Municipal securities	27,836	56	(3)	27,889
Certificates of deposit	1,245	—	—	1,245
Restricted cash	89,646	—	—	89,646
Total	$2,511,492	$526	$(120)	$2,511,898
All available-for-sale investments as of September 30, 2020 have a contractual maturity date of one year or less.
Note 5. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	September 30, 2020	December 31, 2019
Work-in-process	$73,176	$152,171
Finished goods	120,107	684,456
Inventory	$193,283	$836,627

Note 6. Contract Balances
Accounts receivable represent our unconditional right to consideration. Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts.
Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. Contract assets are primarily related to our Premier Agent Flex and rentals pay per lease offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and qualified leases to be secured for rentals pay per lease and recognize revenue when we satisfy our performance obligations under the corresponding contracts. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of real estate transactions to be closed and qualified leases to be secured is subsequently resolved. Total contract assets were $13.6 million as of September 30, 2020. We had an immaterial amount recorded as of December 31, 2019. Contract assets are recorded within Prepaids and other current assets in our condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue, which relates to payments received in advance of performance under the contract, primarily related to our Premier Agent market-based pricing offering. Such amounts are generally recognized as revenue over the related contractual period. For the three months ended September 30, 2020 and 2019, we recognized revenue of $43.2 million and $34.2 million, respectively, that was included in the deferred revenue balance at the beginning of the related period. For the nine months ended September 30, 2020 and 2019, we recognized revenue of $37.0 million and $31.5 million, respectively, that was included in the deferred revenue balance at the beginning of the related period.
Note 7. Contract Cost Assets
During the three and nine month periods ended September 30, 2020 and 2019, we did not incur any impairment losses to our contract cost assets. We recorded amortization expense related to contract cost assets of $9.5 million and $8.8 million during the three months ended September 30, 2020 and 2019, respectively, and $26.6 million and $26.7 million during the nine months ended September 30, 2020 and 2019, respectively.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2020	December 31, 2019
Website development costs	$165,950	$149,648
Leasehold improvements	120,259	81,981
Office equipment, furniture and fixtures	43,311	36,582
Construction-in-progress	39,730	45,337
Computer equipment	30,560	31,942
Property and equipment	399,810	345,490
Less: accumulated amortization and depreciation	(201,567)	(175,001)
Property and equipment, net	$198,243	$170,489
We recorded depreciation expense related to property and equipment (other than website development costs) of $7.3 million and $6.1 million during the three months ended September 30, 2020 and 2019, respectively, and $26.2 million and $18.5 million during the nine months ended September 30, 2020 and 2019, respectively.
We capitalized $15.0 million and $10.8 million in website development costs during the three months ended September 30, 2020 and 2019, respectively, and $42.9 million and $31.1 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense for website development costs included in technology and development expenses was $6.2 million and $4.8 million during the three months ended September 30, 2020 and 2019, respectively, and $17.6 million and $11.8 million during the nine months ended September 30, 2020 and 2019, respectively.

Note 9. Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. In March 2020, we recognized a non-cash impairment charge of $5.3 million related to this investment. The impairment charge is included in Impairment costs within our IMT segment for the nine months ended September 30, 2020. In June 2020, we sold our 10% equity interest for $10.0 million in cash. We recorded a gain on the sale of the investment of $5.3 million during the nine months ended September 30, 2020, which is classified in Other income within our IMT segment in our condensed consolidated statements of operations.
Note 10. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in thousands):

	September 30, 2020
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$(2,548)	$33,952
Software	45,820	(27,156)	18,664
Customer relationships	102,600	(85,173)	17,427
Developed technology	107,200	(90,319)	16,881
Intangibles-in-progress	9,574	—	9,574
Purchased content	52,440	(48,322)	4,118
Lender licenses	400	(367)	33
Total	$354,534	$(253,885)	$100,649

	December 31, 2019
	Cost	Accumulated Amortization	Net
Customer relationships	$102,600	$(73,770)	$28,830
Developed technology	107,200	(81,383)	25,817
Software	35,527	(20,843)	14,684
Purchased content	47,298	(40,636)	6,662
Intangibles-in-progress	6,391	—	6,391
Lender licenses	400	(217)	183
Total	$299,416	$(216,849)	$82,567
Amortization expense recorded for intangible assets for the three months ended September 30, 2020 and 2019 was $12.8 million and $11.1 million, respectively, and $37.7 million and $33.1 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in technology and development expenses.

During March 2020, we recognized a non-cash impairment charge of $71.5 million related to our Trulia trade names and trademarks intangible asset, which historically had not been subject to amortization. The impairment charge is included in Impairment costs within our IMT and Mortgages segments for the nine months ended September 30, 2020. In March 2020, we identified factors directly related to the COVID-19 pandemic that led us to conclude it was more likely than not that the $108.0 million carrying value of the asset exceeded its fair value. The most significant of such factors was a shortfall in projected revenue related to the Trulia brand compared to previous projections used to determine the carrying value of the intangible asset, primarily driven by a reduction in expected future marketing and advertising spend for Trulia. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $36.5 million. The valuation was prepared using an income approach based on the relief-from-royalty method and relied on inputs with unobservable market prices including projected revenue, royalty rate, discount rate, and estimated tax rate, and therefore is considered a Level 3 measurement under the fair value hierarchy. In connection with this impairment analysis, we evaluated our expected future reduced marketing and advertising spend related to the Trulia trade names and trademarks intangible asset and concluded that this asset no longer has an indefinite life. In April 2020, we began amortizing the remaining $36.5 million carrying value on an accelerated basis commensurate with the projected cash flows expected to be generated by the intangible asset over a useful life of 10 years. The carrying value of the Trulia trade names and trademarks intangible asset was $34.0 million as of September 30, 2020 and $108.0 million as of December 31, 2019.

Note 11. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in thousands):

	September 30, 2020	December 31, 2019
Homes Segment
Credit facilities:
Goldman Sachs Bank USA	$22,460	$39,244
Citibank, N.A.	28,512	296,369
Credit Suisse AG, Cayman Islands	63,331	355,911
Total Homes Segment debt	114,303	691,524
Mortgages Segment
Repurchase agreement:
Citibank, N.A.	58,859	394
Warehouse line of credit:
Comerica Bank	59,235	30,033
Total Mortgages Segment debt	118,094	30,427
Convertible Senior Notes
1.375% convertible senior notes due 2026	342,316	327,187
2.75% convertible senior notes due 2025	408,323	—
0.75% convertible senior notes due 2024	515,573	490,538
1.50% convertible senior notes due 2023	322,535	310,175
2.00% convertible senior notes due 2021	249,263	415,502
2.75% convertible senior notes due 2020	7,584	9,637
Total convertible senior notes	1,845,594	1,553,039
Total	$2,077,991	$2,274,990

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

Lender	Final Maturity Date	Maximum Borrowing Capacity	Weighted Average Interest Rate
Goldman Sachs Bank USA	April 20, 2022	$500,000	3.15%
Citibank, N.A.	January 31, 2022	500,000	3.67%
Credit Suisse AG, Cayman Islands	July 31, 2021	500,000	3.97%
	Total	$1,500,000
Undrawn amounts available under the credit facilities included in the table above are not committed, meaning the applicable lender is not committed to, but may in its discretion, advance loan funds in excess of the outstanding borrowings. The final maturity dates are inclusive of extensions which are subject to agreement by the respective lender.

Zillow Group formed certain special purpose entities (each, an “SPE”) to purchase and sell residential properties through Zillow Offers. Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs are variable interest entities and Zillow Group is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses of the SPEs or the right to receive benefits from the SPEs that could potentially be significant to the SPEs. The SPEs are consolidated within Zillow Group’s condensed consolidated financial statements. The collective inventory and credit facility borrowings of the SPEs were $193.3 million and $114.3 million, respectively, as of September 30, 2020, and $836.6 million and $691.5 million, respectively, as of December 31, 2019.
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
The stated interest rate on our credit facilities is one-month LIBOR plus an applicable margin, and in certain cases include a LIBOR floor, as defined in the respective credit agreements. Our credit facilities include customary representations and warranties, provisions regarding events of default and covenants. The terms of these credit facilities and related financing documents require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth and leverage ratios. As of September 30, 2020, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the credit facilities are non-recourse to Zillow Group. Our credit facilities require that we establish, maintain and in certain circumstances that Zillow Group fund specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance reserves, tax reserves, renovation cost reserves and reserves for specially permitted liens. Amounts funded to these reserve accounts and the collection accounts have been classified within our condensed consolidated balance sheets as restricted cash.
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

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted Average Interest Rate
Citibank, N.A.	October 27, 2020	$75,000	1.65%
Comerica Bank	June 26, 2021	75,000	1.01%
	Total	$150,000
On September 25, 2020, Zillow Home Loans amended its Comerica Bank warehouse line of credit to provide for a temporary maximum borrowing capacity increase of $25.0 million, such that the total maximum borrowing capacity of the facility is increased to $75.0 million until February 16, 2021. The warehouse line of credit with Comerica Bank is committed.
The repurchase agreement with Citibank, N.A. includes a committed amount of $25.0 million. As of September 30, 2020 and December 31, 2019, $58.9 million and $0.4 million, respectively, in mortgage loans held for sale were pledged as collateral under the Citibank, N.A. facility.
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

The warehouse line of credit and repurchase agreement include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2020, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The warehouse line of credit and repurchase agreement are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our warehouse line of credit and repurchase agreement, see Note 15 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Convertible Senior Notes
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in thousands, except interest rates):

						September 30, 2020		December 31, 2019
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Discount and Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$500,000	1.375%	8.10%	March 1, 2020	March 1; September 1	$157,684	$1,190,750	$172,813	$597,380
May 15, 2025	565,000	2.75%	10.32%	November 15, 2020	May 15; November 15	156,677	978,863	—	—
September 1, 2024	673,000	0.75%	7.68%	March 1, 2020	March 1; September 1	157,427	1,597,480	182,462	819,378
July 1, 2023	373,750	1.50%	6.99%	January 1, 2019	January 1; July 1	51,215	535,771	63,575	356,464
December 1, 2021	265,330	2.00%	7.43%	June 1, 2017	June 1; December 1	16,067	512,949	44,498	514,312
December 15, 2020	7,584	2.75%	N/A	N/A	June 15; December 15	—	13,254	—	16,842
Total	$2,384,664					$539,070	$4,829,067	$463,348	$2,304,376

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$1,719	$5,022	$123	$6,864	$420	$1,142	$28	$1,590
May 15, 2025	3,884	6,205	331	10,420	—	—	—	—
September 1, 2024	1,262	8,251	283	9,796	275	1,681	57	2,013
July 1, 2023	1,402	3,814	373	5,589	1,402	3,557	348	5,307
December 1, 2021	1,326	2,960	306	4,592	2,300	4,763	493	7,556
December 15, 2020	59	—	—	59	67	—	—	67
Total	$9,652	$26,252	$1,416	$37,320	$4,464	$11,143	$926	$16,533

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$5,157	$14,768	$361	$20,286	$420	$1,142	$28	$1,590
May 15, 2025	5,891	9,353	499	15,743	—	—	—	—
September 1, 2024	3,772	24,207	828	28,807	275	1,681	57	2,013
July 1, 2023	4,206	11,260	1,100	16,566	4,206	10,441	1,026	15,673
December 1, 2021	5,429	11,816	1,222	18,467	6,900	14,024	1,452	22,376
December 15, 2020	191	—	—	191	199	—	—	199
Total	$24,646	$71,404	$4,010	$100,060	$12,000	$27,288	$2,563	$41,851
The convertible notes are senior unsecured obligations. The convertible senior notes maturing in 2021, 2023, 2024, 2025 and 2026 (the “Notes”) are classified as long-term debt based on their contractual maturity dates in our condensed consolidated balance sheets. The convertible senior notes maturing in 2020 are classified within current liabilities.
For more than 20 trading days during the 30 consecutive trading days ended September 30, 2020, the last reported sale price of our Class C capital stock exceeded 130% of the conversion price of the convertible senior notes due in 2021, 2024 and 2026 (the “2021 Notes,” “2024 Notes” and “2026 Notes,” respectively). Accordingly, the 2021 Notes, 2024 Notes and 2026 Notes became convertible at the option of the holders from October 1 through December 31, 2020. The 2021 Notes are also redeemable, at our option, as of September 30, 2020. The 2024 Notes and 2026 Notes were first convertible during the three months ended September 30, 2020. The convertible senior notes maturing in 2023 and 2025 are not redeemable or convertible as of September 30, 2020. The convertible senior notes maturing in 2020 (the “2020 Notes”) are convertible, at the option of the holder, and redeemable, at our option, as of September 30, 2020.
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
In May 2020, we used a portion of the net proceeds from the issuance of the 2025 Notes to repurchase $194.7 million aggregate principal of the 2021 Notes in privately negotiated transactions. The 2021 Notes were repurchased for $194.7 million in cash and 753,936 shares of Class C capital stock for an aggregate purchase price of $230.9 million. The repurchase of the 2021 Notes was accounted for as a debt extinguishment. We allocated $172.9 million of the repurchase price to the liability component based on the fair value of the liability component immediately prior to settlement. The fair value of the liability component was calculated using a discounted cash flow analysis with a market interest rate of a similar liability that does not have an associated convertible feature. The remaining consideration of $58.0 million was allocated to the equity component. As a result, we recognized a $179.3 million reduction to long-term debt representing the carrying value of the liability component as of the date of the partial repurchase of the 2021 Notes, a $58.0 million reduction to additional paid-in capital representing the equity component of the partially repurchased 2021 Notes and a $6.4 million gain on partial extinguishment of 2021 Notes representing the excess of the carrying value of the liability component over the fair value of the liability component of the repurchased 2021 Notes during the nine months ended September 30, 2020.
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

Note 12. Income Taxes
We are subject to federal and state income taxes in the United States and federal and provincial income taxes in Canada. As of September 30, 2020 and December 31, 2019, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,137.6 million as of December 31, 2019, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $34.3 million (tax effected) as of December 31, 2019.
We recorded income tax expense of $0.4 million for the three months ended September 30, 2020 and an income tax benefit of $8.1 million for the nine months ended September 30, 2020. The income tax benefit for the nine months ended September 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the nine months ended September 30, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 to our condensed consolidated financial statements. This income tax benefit was partially offset by an immaterial amount of state income tax expense recorded for the nine months ended September 30, 2020.
Note 13. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that are wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2020 or December 31, 2019.
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
In connection with the May 2020 partial repurchase of the 2021 Notes, we issued 753,936 shares of Class C capital stock at a price of $48.00 per share with a total value of $36.2 million to settle the conversion spread for the notes repurchased. Additionally, we unwound a portion of the capped call transactions related to the 2021 Notes whereby we received 317,865 shares of our Class C capital stock equal to a value of approximately $14.8 million based on the trading price of our Class C capital stock at the time of the unwind. See Note 11 for further discussion of the partial repurchase of the 2021 Notes and the corresponding capped call unwind.

Note 14. Share-Based Awards
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
Options under the 2020 Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class C capital stock on the grant date, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the compensation committee. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service expires on such date. Employees generally forfeit their rights to exercise vested options three months following their termination of employment or 12 months following termination by reason of death, disability or retirement. Options granted under the 2020 Plan expire no later than ten years from the grant date and typically vest either 25% after 12 months and quarterly thereafter over the next three years or quarterly over a period of four years.
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
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2020:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	29,634,296	$35.95	6.28	$331,107
Granted	5,037,920	50.76
Exercised	(11,779,104)	31.52
Forfeited or cancelled	(916,931)	42.00
Outstanding at September 30, 2020	21,976,181	41.47	7.16	1,321,219
Vested and exercisable at September 30, 2020	10,490,317	37.59	5.56	671,352

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	52%	45%	45%-52%	45%-47%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.22%	1.61%	0.22%-0.93%	1.61%-2.53%
Weighted-average expected life	4.50 years	5.00 years	4.50-5.50 years	4.75-5.25 years
Weighted-average fair value of options granted	$37.09	$14.15	$21.35	$16.55
As of September 30, 2020, there was a total of $199.4 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2020	7,052,767	$40.01
Granted	3,958,518	52.15
Vested	(2,191,719)	41.17
Forfeited	(726,398)	41.93
Unvested outstanding at September 30, 2020	8,093,168	45.46
As of September 30, 2020, there was a total of $341.0 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,617	$1,062	$3,909	$2,878
Sales and marketing	8,631	6,588	24,740	19,039
Technology and development	19,793	18,034	60,376	51,942
General and administrative	18,918	16,444	56,080	78,025
Total	$48,959	$42,128	$145,105	$151,884
On February 21, 2019, Zillow Group announced the appointment of Richard N. Barton as Zillow Group’s Chief Executive Officer, effective February 21, 2019. Mr. Barton succeeded Spencer Rascoff, who served as Zillow Group’s Chief Executive Officer since 2010. In connection with Mr. Rascoff’s resignation as Chief Executive Officer, Zillow Group entered into an Executive Departure Agreement and Release (the “Agreement”) with Mr. Rascoff. Pursuant to the Agreement, Mr. Rascoff received, among other things, a change in the exercise period of his vested stock options outstanding as well as accelerated vesting of outstanding stock options, which have been accounted for as equity modifications. We recorded $26.4 million of share-based compensation expense associated with the modifications during the nine months ended September 30, 2019. For additional details, see Note 18 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and Class A common stock and Class C capital stock underlying unvested restricted stock units using the treasury stock method. Potential Class A common stock equivalents also include Class A common stock issuable upon conversion of the convertible notes maturing 2020 using the if-converted method.
Prior to the three months ended September 30, 2020, we intended to settle the principal amount of the outstanding Notes in cash and therefore used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. Beginning with the three months ended September 30, 2020, we can no longer assert cash settlement of the principal amount of the outstanding Notes, therefore share settlement is now presumed. Thus, on a prospective basis we apply the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding Notes on diluted net income per share, if applicable. The following table presents the maximum number of shares and conversion price per share of Class C capital stock for each of the Notes (in thousands, except per share amounts):

Maturity Date	Shares	Conversion Price per Share
September 1, 2026	11,492	$43.51
May 15, 2025	8,408	67.20
September 1, 2024	15,468	43.51
July 1, 2023	4,769	78.37
December 1, 2021	5,067	52.36

For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Denominator for basic calculation	229,719	207,002	219,989	205,766
Effect of dilutive securities:
Option awards	8,933	—	—	—
Unvested restricted stock units	3,980	—	—	—
Denominator for dilutive calculation	242,632	207,002	219,989	205,766

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average Class A common stock and Class C capital stock option awards outstanding	518	18,900	27,333	19,394
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	62	6,964	8,367	6,690
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	314	424	374	424
Class C capital stock issuable upon conversion of the convertible notes maturing in 2021, 2023, 2024, 2025 and 2026	45,203	—	17,580	—
Total Class A common stock and Class C capital stock equivalents	46,097	26,288	53,654	26,508

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
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. The amounts due for non-cancelable purchase commitments, excluding homes under contract, as of September 30, 2020, are as follows (in thousands, unaudited):

Purchase Obligations
2020	$5,646
2021	19,895
2022	4,812
2023	1,004
2024	394
2025	60
Total future purchase commitments	$31,811
As of September 30, 2020, the value of homes under contract that have not closed was $182.6 million.
Letters of Credit
As of September 30, 2020, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.

Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.1 million and $10.2 million, respectively, as of September 30, 2020 and December 31, 2019.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of September 30, 2020 or December 31, 2019.
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the United States District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. On February 9, 2017, a jury trial returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. On June 20, 2017, the District Court granted certain of our post-trial motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On March 15, 2019, after we filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the District Court, the Ninth Circuit Court of Appeals issued an opinion that, among other things, (i) affirmed the District Court’s grant of summary judgment in favor of Zillow on direct infringement of images on Zillow’s listing site, (ii) affirmed the district court’s grant in favor of Zillow of judgment notwithstanding the verdict on certain images that were displayed on the Zillow Digs site, (iii) remanded consideration of the issue whether VHT’s images on the Zillow Digs site were part of a compilation or individual photos, and (iv) vacated the jury’s finding of willful infringement. On October 7, 2019, the United States Supreme Court denied VHT’s petition for writ of certiorari seeking review of certain rulings by the Ninth Circuit Court of Appeals. On December 6, 2019, the Company filed a motion for summary judgment with the District Court seeking a ruling that VHT’s images are a compilation, or in the alternative, seeking a dismissal of the case based on a recent United States Supreme Court ruling. On May 8, 2020, the District Court denied the Company’s motion for summary judgment and granted VHT’s motion for summary judgment on the issue of whether the remaining photos were a compilation. We do not believe there is a reasonable possibility that a material loss will be incurred related to this lawsuit.

In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. On October 11, 2019, plaintiffs filed a motion for class certification which was granted by the District Court on October 28, 2020. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We do not believe a loss related to this lawsuit is probable.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the consolidated federal shareholder derivative complaint was denied. On May 18, 2020 we filed an answer in the consolidated federal derivative lawsuit. On August 24, 2020, we filed an answer in the consolidated state derivative matter. We do not believe a loss is probable related to these lawsuits.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the United States District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the United States District Court for the Western District of Washington was granted on May 28, 2020. We filed our answer with counterclaims in response to the amended complaint on June 11, 2020. On July 2, 2020, IBM filed a motion to dismiss our counterclaims. In response to IBM’s motion, on July 22, 2020, we filed an amended answer with counterclaims. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review petitions before the United States Patent and Trademark Office seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this complaint; however, the possible loss or range of loss is not estimable.
On July 21, 2020, IBM filed a second action against us in the United States District Court for the Western District of Washington, alleging, among other things that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. We do not believe a loss related to this lawsuit is probable.

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
Note 17. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $6.1 million and $5.6 million, respectively, for the three months ended September 30, 2020 and 2019, and $18.9 million and $15.7 million, respectively, for the nine months ended September 30, 2020 and 2019.
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
The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through Zillow Offers and the financial results from title and escrow services through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, dotloop and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Mortgages segment includes financial results for mortgage originations and the sale of mortgages on the secondary market through Zillow Home Loans, advertising sold to mortgage lenders and other mortgage professionals as well as Mortech mortgage software solutions.
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

The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of income (loss) before income taxes by segment. This information is included in the following tables for the periods presented (in thousands, unaudited):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$185,904	$—	$—	$384,626	$—	$—
Premier Agent	—	298,673	—	—	240,698	—
Other	1,201	116,716	—	—	94,592	—
Mortgages	—	—	54,198	—	—	25,292
Total revenue	187,105	415,389	54,198	384,626	335,290	25,292
Costs and expenses:
Cost of revenue	179,804	28,448	7,972	370,796	24,318	4,721
Sales and marketing	32,714	102,902	15,210	49,186	118,514	13,647
Technology and development	28,273	90,536	8,491	20,651	94,656	8,667
General and administrative	20,334	53,547	12,014	22,174	55,749	10,570
Integration costs	—	—	—	—	—	5
Total costs and expenses (1)	261,125	275,433	43,687	462,807	293,237	37,610
Income (loss) from operations	(74,020)	139,956	10,511	(78,181)	42,053	(12,318)
Segment other income	—	—	636	—	—	344
Segment interest expense	(1,597)	—	(553)	(9,689)	—	(280)
Income (loss) before income taxes (2)	$(75,617)	$139,956	$10,594	$(87,870)	$42,053	$(12,254)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$1,408,832	$—	$—	$762,022	$—	$—
Premier Agent	—	732,741	—	—	690,394	—
Other	2,398	293,653	—	—	266,837	—
Mortgages	—	—	113,241	—	—	79,637
Total revenue	1,411,230	1,026,394	113,241	762,022	957,231	79,637
Costs and expenses:
Cost of revenue	1,343,791	76,153	19,023	733,947	74,628	13,829
Sales and marketing	152,180	319,101	39,791	107,457	380,608	42,302
Technology and development	89,729	278,740	22,606	51,130	276,886	24,058
General and administrative	65,657	166,185	31,849	54,339	181,270	31,497
Impairment costs	—	73,900	2,900	—	—	—
Integration costs	—	—	—	—	—	650
Total costs and expenses (1)	1,651,357	914,079	116,169	946,873	913,392	112,336
Income (loss) from operations	(240,127)	112,315	(2,928)	(184,851)	43,839	(32,699)
Segment other income	—	5,300	1,223	—	—	1,059
Segment interest expense	(13,506)	—	(1,086)	(19,346)	—	(668)
Income (loss) before income taxes (2)	$(253,633)	$117,615	$(2,791)	$(204,197)	$43,839	$(32,308)

(1) The following tables present depreciation and amortization expense and share-based compensation expense for each of our segments for the periods presented (in thousands, unaudited):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$3,029	$22,074	$1,675	$2,331	$18,362	$1,467
Share-based compensation expense	$11,815	$33,435	$3,709	$8,025	$30,687	$3,416

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$9,201	$67,889	$4,887	$5,384	$54,264	$4,240
Share-based compensation expense	$35,847	$98,940	$10,318	$20,666	$118,101	$13,117

(2) The following table presents the reconciliation of total segment income (loss) before income taxes to consolidated income (loss) before income taxes for the periods presented (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Total segment income (loss) before income taxes	$74,933	$(58,071)	$(138,809)	$(192,666)
Corporate interest expense	(37,320)	(16,533)	(100,060)	(41,851)
Corporate other income	2,382	8,655	16,203	26,566
Gain on partial extinguishment of 2021 Notes	—	—	6,391	—
Consolidated income (loss) before income taxes	$39,995	$(65,949)	$(216,275)	$(207,951)
Certain corporate items are not directly attributable to any of our segments, including the gain on the partial extinguishment of the 2021 Notes, interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Note 19. Subsequent Events
Amendment of Master Repurchase Agreement
On October 27, 2020, Zillow Home Loans amended its Citibank, N.A. repurchase agreement previously maturing on October 27, 2020 such that it now matures on October 26, 2021 and provides for an increased maximum borrowing capacity of $100.0 million. The Citibank, N.A. repurchase agreement will continue to be classified within current liabilities in our consolidated balance sheets.
Redemption of 2021 Notes
On November 4, 2020, we submitted notice to the trustee to exercise our right to redeem the remaining $265.3 million in aggregate principal amount of the 2021 Notes on December 18, 2020 (the “Redemption Date”). Holders of the 2021 Notes have the option to convert their 2021 Notes in whole or in part into shares of Class C capital stock prior to the Redemption Date at a conversion rate of 19.0985 shares of Class C capital stock per $1,000 principal amount of the 2021 Notes, equal to a conversion price of $52.3601 per share. If all holders of the 2021 Notes elect to convert their 2021 Notes into shares of Class C capital stock, the Company will issue approximately 5.1 million shares of Class C capital stock in full satisfaction of the 2021 Notes. For any holder of the 2021 Notes that does not elect to convert their 2021 Notes into shares of Class C capital stock, we will be required to redeem the 2021 Notes in cash at a redemption price equal to 100% of the principal amount of 2021 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date. We have not yet determined the impact this redemption will have on our financial statements.

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
Overview of our Business
Zillow Group, Inc. is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the U.S., Zillow and its affiliates offer customers an on-demand experience for selling, buying, renting or financing with transparency and nearly seamless end-to-end service. Zillow Offers buys and sells homes directly in dozens of markets across the country, allowing sellers control over their timeline. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase. Zillow recently launched Zillow Homes, Inc., a licensed brokerage entity, to streamline Zillow Offers transactions.
Other consumer brands include Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions which include Mortech, dotloop, Bridge Interactive and New Home Feed.
Reportable Segments and Revenue Overview
Zillow Group has three reportable segments: the Homes segment, the Internet, Media & Technology (“IMT”) segment and the Mortgages segment. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service and the financial results from the title and escrow services provided through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, Rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Mortgages segment includes financial results for mortgage originations through Zillow Home Loans, advertising sold to mortgage lenders and other mortgage professionals as well as our Mortech mortgage software solutions.
The Homes segment primarily generates revenue through our Zillow Offers service from the resale of homes. We began buying homes through Zillow Offers in April 2018, and we began selling homes in July 2018. Other Homes revenue relates to revenue associated with title and escrow services provided through Zillow Closing Services which launched in the second half of 2019.
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
In October 2018, we began testing a new Flex pricing model for Premier Agent and Premier Broker advertising services in limited markets. We now offer this pricing model to certain high-performing partners, and provide it alongside our legacy market-based pricing model. With the Flex model, Premier Agents and Premier Brokers are provided with impressions and connections at no upfront cost, and they pay a performance advertising fee only when a real estate transaction is closed with one of those validated leads.

Other IMT revenue includes revenue generated by rentals, new construction and display advertising, as well as revenue from the sale of various other advertising and business technology solutions for real estate professionals, including dotloop. Rentals revenue includes advertising sold to property managers, landlords and other rental professionals on a cost per lead, cost per click, cost per lease or cost per listing basis. Rentals revenue also includes revenue generated through our rental applications product, whereby potential renters can submit applications to multiple properties for a flat service fee. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. Display revenue consists of graphical mobile and web advertising sold on a cost per impression or cost per click basis to advertisers promoting their brands on our mobile applications and websites.
In our Mortgages segment, we generate revenue through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans, and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Connect and Custom Quote services. We also generate revenue from Mortech, which provides subscription-based mortgage software solutions, including a product and pricing engine and lead management platform.
During the three months ended September 30, 2020, we generated total revenue of $656.7 million, as compared to $745.2 million during the three months ended September 30, 2019, a decrease of $88.5 million, or 12%. As further described below, our total revenue was negatively impacted by the effects of COVID-19 during the three months ended September 30, 2020, largely due to the pause in home buying activities in our Zillow Offers business in the first half of 2020 which resulted in lower inventory available for resale. The number of homes sold through Zillow Offers decreased 52% to 583 homes for the three months ended September 30, 2020 from 1,211 homes for the three months ended September 30, 2019, resulting in a $197.5 million, or 51%, decrease in Homes segment revenue. This decrease was partially offset by an $80.1 million, or 24%, increase in IMT segment revenue driven by a $58.0 million, or 24%, increase in Premier Agent revenue, a $22.1 million, or 23%, increase in Other IMT revenue primarily due to increases in rentals revenue, and a $28.9 million, or 114%, increase in Mortgages segment revenue primarily due to an increase in revenue generated by Zillow Home Loans. Visits increased 32% to 2,786.2 million for the three months ended September 30, 2020 from 2,104.9 million for the three months ended September 30, 2019. There were approximately 236.2 million average monthly unique users of our mobile applications and websites for the three months ended September 30, 2020, representing year-over-year growth of 21%.
As of September 30, 2020, we had 5,409 full-time employees compared to 5,249 full-time employees as of December 31, 2019.
COVID-19 Impact
In December 2019, COVID-19 was reported and subsequently spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic and resulting global and economic disruptions have affected our business, as well as those of our customers and real estate partners. In response to the COVID-19 pandemic, we have taken certain measures intended to serve the needs of our customers and real estate partners, while also protecting our business and the safety of our employees, our customers and the communities in which we operate.
We have taken meaningful actions to support our customers and partners, including implementing a variety of relief initiatives to help them navigate their financial challenges. Effective March 23, 2020, we began offering Premier Agent advertisers who participate in our market-based pricing program a 50% discount on their subsequent monthly bill. This discount also applied to any new bookings through April 22, 2020. Additionally, we provided other targeted market-based discounts and offered temporary discounts on certain of our other IMT and Mortgage marketplace products throughout the second quarter, and in limited cases during the third quarter. We experienced year-over-year growth in IMT segment revenue for the three months ended September 30, 2020, including Premier Agent revenue and Other IMT segment revenue, driven primarily by faster-than-expected residential real estate industry recovery leading to increased consumer engagement across our mobile applications and websites as visits increased 32% to 2,786.2 million for the three months ended September 30, 2020. In addition, we experienced year-over-year growth in Mortgages segment revenue for the three months ended September 30, 2020, primarily as a result of relatively low interest rates and a strong refinance market.

On March 23, 2020, we announced that Zillow Offers would temporarily pause home buying in all markets in response to local public health orders and to help protect the safety and health of our employees, customers and partners. Where able, we continued to make updates to, list and sell homes in inventory. By early August 2020, we had resumed home buying in all paused Zillow Offers markets with enhanced health and safety protocols and increased usage of virtual technology. For example, buyers can use virtual tools on the Zillow mobile application or website to view a home if they do not want to visit in person, and all Zillow-owned homes have 3D home tours and floor plans, including room dimensions, on the listing. Zillow Offers is available in 25 markets as of September 30, 2020. Revenue generated by the Homes segment for the three months ended September 30, 2020 was negatively impacted by our previous pause in home buying activities for Zillow Offers, which led to lower than anticipated inventory levels entering the three months ended September 30, 2020 resulting in less homes available for resale during the period.
To preserve our liquidity in response to the COVID-19 pandemic, we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending. During the three months ended September 30, 2020, we began to increase our hiring and marketing and advertising activities and expect to continue to increase these activities throughout the remainder of 2020. In May of 2020, we strengthened our financial position through our issuance of $565.0 million aggregate principal amount of convertible senior notes due in 2025 (“2025 Notes”) for net proceeds of $553.3 million, of which we used $194.7 million to repurchase certain of our 2021 Notes, and we issued 8,800,000 shares of Class C capital stock for net proceeds of $411.5 million. We also expect our liquidity to be positively impacted by certain provisions included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020 and provides tax provisions and other stimulus measures to affected companies. Under the CARES Act, we expect to defer certain employer payroll tax payments until 2021 and 2022. We deferred a total of $18.1 million of such payments as of September 30, 2020. The impact of the CARES Act was otherwise immaterial to our results of operations for the three and nine month periods ended September 30, 2020.
We have also taken action to promote the health and safety of our employees during the COVID-19 pandemic, and we quickly transitioned the majority of our employees to work remotely in March 2020. We subsequently announced that most employees will have flexibility to work from home indefinitely. Beginning in September 2020, we started re-opening our offices to employees on an as-needed basis. We expect office re-openings to be a gradual process over many months beginning in 2020 and gradually increasing over time and believe our offices will continue to provide our distributed workforce with a place to work, learn and collaborate.
As reflected in the discussion below, the impact of the pandemic and actions taken in response to it had varying effects on our key metrics and results of operations for the three and nine month periods ended September 30, 2020. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods as the extent of the impact of COVID-19 on our business continues to be uncertain and difficult to predict. While we have begun to see our business and the business of our customers and real estate partners recover from the initial economic effects of the pandemic, we expect the impact of the COVID-19 pandemic to continue to affect our financial results for the foreseeable future. The extent to which COVID-19 continues to impact our results and financial position will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain it or address its impact.
Key Metrics
Management has identified visits, unique users and the number of homes sold through Zillow Offers as relevant to investors’ and others’ assessment of our financial condition and results of operations. Although there was an increase in both visits and unique users for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, both metrics were adversely impacted by the COVID-19 pandemic in the first half of 2020. While visits and unique users stabilized during the three months ended September 30, 2020, COVID-19 may adversely impact the number of visits and unique users to our mobile applications and websites in future periods.
As discussed above, on March 23, 2020, we announced that Zillow Offers would temporarily pause home buying in all markets in response to local public health orders and to help protect the safety and health of our employees, customers and partners. Where able, we continued to make updates to, list and sell homes in inventory. By early August 2020, we had resumed home buying in all 24 Zillow Offers markets and Zillow Offers is now available in 25 markets. While we have resumed home buying in all Zillow Offers markets, a decline in home buying and other potential effects of COVID-19 on residential real estate transactions may adversely impact the number of homes sold in future periods, which could result in a decline in revenue in future periods.

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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended September 30,		2019 to 2020 % Change
	2020	2019
Visits	2,786.2	2,104.9	32%
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
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended September 30,		2019 to 2020 % Change
	2020	2019
Average Monthly Unique Users	236.2	195.6	21%

Homes Sold
The number of homes sold through Zillow Offers is an important metric as it is an indicator of customers’ adoption of the Zillow Offers service as well as our ability to generate revenue through the service. Growth in the number of homes sold through Zillow Offers suggests increased adoption of the service by home buyers and generally results in growth in Homes segment revenue.
The following table presents the number of homes sold through Zillow Offers for the periods presented:

	Three Months Ended September 30,		2019 to 2020 % Change
	2020	2019
Number of Homes Sold	583	1,211	(52)%

Basis of Presentation
Revenue
We recognize revenue when or as we satisfy our performance obligations by transferring control of promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
In our Homes segment, we generate revenue from the resale of homes and through our title and escrow services. Our two revenue categories within our Homes segment are Zillow Offers and Other.
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
In our Mortgages segment, we generate revenue from mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans, the sale of advertising services to mortgage lenders and other mortgage professionals, as well as Mortech mortgage software solutions.
Homes Segment
Zillow Offers Revenue. Zillow Offers revenue is derived from the resale of homes. We recognize revenue at the time of the closing of the home sale when title to and possession of the property are transferred to the buyer. The amount of revenue recognized for each home sale is equal to the full sales price of the home net of resale concessions and credits to the buyer and does not reflect real estate agent commissions, closing or other costs associated with the transaction.
Other Revenue. Other Homes revenue is primarily generated through Zillow Closing Services, which offers title and escrow services to home buyers and sellers, including title search procedures for title insurance policies, escrow and other closing services. Title insurance, which is recorded net of amounts remitted to third-party underwriters, and title and escrow closing fees, are recognized as revenue upon closing of the underlying real estate transaction.
IMT Segment
Premier Agent Revenue. Premier Agent revenue is derived from our Premier Agent and Premier Broker programs. Our Premier Agent and Premier Broker programs offer a suite of marketing and business technology products and services to help real estate agents and brokers achieve their advertising goals while growing and managing their businesses and brands. All Premier Agents and Premier Brokers receive access to a dashboard portal on our mobile application and website that provides individualized program performance analytics, our customer relationship management, or CRM, tool that captures detailed information about each contact made with a Premier Agent or Premier Broker through our mobile and web platforms and our account management tools. The marketing and business technology products and services promised to Premier Agents and Premier Brokers are delivered over time, as the customer simultaneously receives and consumes the benefit of the performance obligations.

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
In October 2018, we began testing a new pricing model, Flex, for Premier Agent and Premier Broker advertising services in limited markets. We now offer this pricing model to certain high-performing partners and provide it alongside our legacy market-based pricing model. With the Flex model, Premier Agents and Premier Brokers are provided with validated leads at no upfront cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions and the value of those transactions. Beginning in the three months ended September 30, 2020, we believe we have sufficient historical data available and therefore estimate variable consideration and record revenue as performance obligations, or validated leads, are transferred. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. Prior to the three months ended September 30, 2020, we recognized revenue for validated leads when we received payment for a real estate transaction closed with a Flex lead.
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

Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis whereby we recognize revenue on a straight-line basis during the contractual period over which the communities are advertised on our mobile applications and websites. New construction revenue also includes revenue generated on a cost per impression basis whereby we recognize revenue as impressions are delivered to users interacting with our mobile applications and websites, which is the amount for which we have the right to invoice. Consideration for new construction products is billed in arrears. Display revenue primarily consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.
Mortgages Segment
Mortgages Revenue. Mortgages revenue includes revenue generated by Zillow Home Loans, our affiliated mortgage lender, marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services, and revenue generated by Mortech. Zillow Group operates Custom Quote and Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect and Custom Quote cost per lead marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. In Zillow Group’s Connect platform, consumers answer a series of questions to find a local lender, and mortgage professionals receive consumer contact information, or leads, when the consumer chooses to share their information with a lender. Consumers who request rates for mortgage loans in Custom Quotes are presented with customized quotes from participating mortgage professionals. For our cost per lead mortgages products, we recognize revenue when a user contacts a mortgage professional through our mortgages platform, which is the amount for which we have the right to invoice.
Mortgage origination revenue recorded within our Mortgages segment reflects origination fees on purchase or refinanced mortgages and the corresponding sale, or expected future sale, of a loan. When an interest rate lock commitment is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. Revenue from loan origination fees is recognized at the time the related purchase or refinance transactions are completed, usually upon the close of escrow and when we fund the purchase or refinance mortgage loans. Once funded, mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Origination costs associated with originating mortgage loans are recognized as incurred. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers.
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

Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, including the customer connections team, marketing and public relations employees and depreciation expense. For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs incurred during the period that homes are listed for sale, including utilities, taxes and maintenance. During the nine months ended September 30, 2020, Homes segment sales and marketing expenses also include certain expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic. For our Mortgages segment, sales and marketing expenses include headcount expenses for loan officers and specialists supporting Zillow Home Loans.
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
Impairment Costs. Impairment costs for the nine months ended September 30, 2020 consist of a $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset and a $5.3 million non-cash impairment related to our October 2016 equity investment. For additional information about the impairments, see Note 9 and Note 10 to our condensed consolidated financial statements.
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
Gain on Partial Extinguishment of 2021 Notes
The gain on the partial extinguishment of the 2021 Notes recorded for the nine months ended September 30, 2020 relates to the partial repurchase of the 2021 Notes in May 2020 in connection with the issuance of the 2025 Notes. For additional information on the repurchase, see Note 11 to our condensed consolidated financial statements.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments. For the nine months ended September 30, 2020, Other income for our IMT segment included a $5.3 million gain on the sale of our October 2016 equity investment. For additional information on the sale, see Note 9 to our condensed consolidated financial statements. For our Mortgages segment, Other income includes interest income earned on mortgage loans held for sale.
Interest Expense
Our corporate interest expense consists of interest on the convertible senior notes due in 2021, 2023, 2024, 2025 and 2026 and interest on Trulia’s convertible senior notes due in 2020 that we guaranteed in connection with our February 2015 acquisition of Trulia. Our corporate interest expense also includes the amortization of the debt discount and deferred issuance costs for the convertible senior notes due in 2021, 2023, 2024, 2025 and 2026. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for stated interest rates and interest payment dates for each of our convertible senior notes.

For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on the credit facilities related to our Zillow Offers business. Borrowings on these credit facilities bear interest at the one-month LIBOR plus an applicable margin, and in certain cases are subject to a LIBOR floor, as defined in the credit agreements.
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
Income Taxes
We are subject to federal and state income taxes in the United States and federal and provincial income taxes in Canada. As of September 30, 2020 and December 31, 2019, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1,137.6 million as of December 31, 2019, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $34.3 million (tax effected) as of December 31, 2019.
We recorded income tax expense of $0.4 million for the three months ended September 30, 2020 and an income tax benefit of $8.1 million for the nine months ended September 30, 2020. The income tax benefit for the nine months ended September 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the nine months ended September 30, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 to our condensed consolidated financial statements. This income tax benefit was partially offset by an immaterial amount of state income tax expense recorded for the nine months ended September 30, 2020.
Results of Operations
Given the uncertainty surrounding COVID-19, including the unknown duration and severity of the pandemic and related economic disruption and the unknown overall impact on customer demand, we are unable to forecast the full impact on our business. As a result, financial performance for prior and current periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended September 30,		2019 to 2020		Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Revenue:
Homes segment:
Zillow Offers	$185,904	$384,626	$(198,722)	(52)%	28%	52%
Other	1,201	—	1,201	N/A	—	0
Total Homes segment revenue	187,105	384,626	(197,521)	(51)	28	52
IMT segment:
Premier Agent	298,673	240,698	57,975	24	45	32
Other	116,716	94,592	22,124	23	18	13
Total IMT segment revenue	415,389	335,290	80,099	24	63	45
Mortgages segment	54,198	25,292	28,906	114	8	3
Total revenue	$656,692	$745,208	$(88,516)	(12)%	100%	100%

					% of Total Revenue
	Nine Months Ended September 30,		2019 to 2020		Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Revenue:
Homes segment:
Zillow Offers	$1,408,832	$762,022	$646,810	85%	55%	42%
Other	2,398	—	2,398	N/A	—	0
Total Homes segment revenue	1,411,230	762,022	649,208	85	55	42
IMT segment:
Premier Agent	732,741	690,394	42,347	6	29	38
Other	293,653	266,837	26,816	10	12	15
Total IMT segment revenue	1,026,394	957,231	69,163	7	40	53
Mortgages segment	113,241	79,637	33,604	42	4	4
Total revenue	$2,550,865	$1,798,890	$751,975	42%	100%	100%

Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Total revenue decreased $88.5 million, or 12%, to $656.7 million:
•Homes segment revenue decreased 51% to $187.1 million, primarily due to a decrease of $198.7 million, or 52%, in Zillow Offers revenue. Zillow Offers revenue declined to $185.9 million due to the sale of 583 homes at an average selling price of $318.8 thousand per home, as compared to the sale of 1,211 homes at an average selling price of $317.6 thousand per home in the comparable prior year period. Although we resumed home buying in all Zillow Offers markets by early August 2020, the pause in home buying activities in our Zillow Offers business in the first half of 2020 resulted in lower inventory available for resale during the three months ended September 30, 2020. We expect Zillow Offers revenue to increase in future periods as we expect to continue to increase our home buying and home selling activities across all markets. However, given the unknown duration and severity of the COVID-19 pandemic and related economic disruption, we do not know whether we will have to make further adjustments to our operations or how quickly the business will re-accelerate now that we have resumed home buying activities.
•IMT segment revenue increased 24% to $415.4 million due to a $58.0 million, or 24%, increase in Premier Agent revenue and a $22.1 million, or 23%, increase in Other IMT revenue. Premier Agent revenue was positively impacted by an increase in visits, which increased 32% to 2,786.2 million. Premier Agent revenue per visit decreased by 6% to $0.107 for the three months ended September 30, 2020 from $0.114 for the three months ended September 30, 2019. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs by the number of visits in the period. The decrease in Premier Agent revenue per visit was driven by the increase in visits outpacing the increase in Premier Agent revenue for the three months ended September 30, 2020 as strong residential real estate industry recovery in the third quarter lead to increased consumer engagement across our mobile applications and websites. Other IMT revenue increased primarily due to 50% growth in rentals revenue driven by increased rental advertising revenue and increased adoption of our rentals applications product, partially offset by a 36% decrease in display revenue as many display advertisers decreased discretionary marketing spend during the COVID-19 pandemic.
•Mortgages segment revenue increased 114% to $54.2 million primarily due to an increase in revenue generated by Zillow Home Loans due to higher sales volume reflective of market demand as low interest rates have supported strong refinance activity and expanded industry margins on selling mortgages into the secondary market.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Total revenue increased $752.0 million, or 42%, to $2,550.9 million:
•Homes segment revenue increased 85% to $1,411.2 million, primarily due to an increase in Zillow Offers revenue of $646.8 million, or 85%. Zillow Offers revenue increased to $1,408.8 million due to the sale of 4,414 homes at an average selling price of $319.1 thousand per home as compared to the sale of 2,411 homes at an average selling price of $316.0 thousand per home in the comparable prior year period. Although Zillow Offers revenue increased for the nine months ended September 30, 2020 as compared to the comparable prior year period, revenue for the nine months ended September 30, 2020 was negatively impacted by the COVID-19 pandemic due to the pause in home buying activities by our Zillow Offers business beginning in March of 2020, as discussed above. Although we resumed home buying in all Zillow Offers markets by early August 2020, the pause in home buying activities in our Zillow Offers business in the first half of 2020 resulted in lower inventory available for resale during the third quarter.
•IMT segment revenue increased 7% to $1,026.4 million, primarily due to an increase of $42.3 million, or 6%, in Premier Agent revenue. Premier Agent revenue was positively impacted by an increase in visits, which increased 17% to 7,353.6 million for the nine months ended September 30, 2020 from 6,306.0 million in the comparable prior year period. Temporary discounts offered to our Premier Agent partners in response to the COVID-19 pandemic partially offset the growth in Premier Agent revenue, resulting in lower revenue per visit when compared to the prior year. Other IMT revenue increased $26.8 million, or 10%, primarily due to a 30% increase in revenue generated by our rentals marketplace attributable to increased advertising revenue and increased adoption of our rentals application product, partially offset by the impact of COVID-19 related discounts offered during the first half of 2020, as well as a 45% decrease in display revenue, as many display advertisers decreased discretionary marketing spend during the COVID-19 pandemic.
•Mortgages segment revenue increased 42% to $113.2 million. The increase in mortgages revenue is primarily due to an increase in revenue generated by Zillow Home Loans due to increased sales volume reflective of market demand as low interest rates have supported strong refinance activity.
Income (Loss) Before Income Taxes

					% of Revenue
	Three Months Ended September 30,		2019 to 2020		Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Income (loss) before income taxes:
Homes segment	$(75,617)	$(87,870)	$12,253	14%	(40)%	(23)%
IMT segment	139,956	42,053	97,903	233	34	13
Mortgages segment	10,594	(12,254)	22,848	186	20	(48)
Corporate items (1)	(34,938)	(7,878)	(27,060)	(343)	N/A	N/A
Total income (loss) before income taxes	$39,995	$(65,949)	$105,944	161%	6%	(9)%

					% of Revenue
	Nine Months Ended September 30,		2019 to 2020		Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Income (loss) before income taxes:
Homes segment	$(253,633)	$(204,197)	$(49,436)	(24)%	(18)%	(27)%
IMT segment	117,615	43,839	73,776	168	11	5
Mortgages segment	(2,791)	(32,308)	29,517	91	(2)	(41)
Corporate items (1)	(77,466)	(15,285)	(62,181)	(407)	N/A	N/A
Total loss before income taxes	$(216,275)	$(207,951)	$(8,324)	(4)%	(8)%	(12)%
(1) Certain corporate items are not directly attributable to any of our segments, including the gain on the partial extinguishment of the 2021 Notes, interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Income (loss) before income taxes increased $105.9 million, or 161%, to $40.0 million, driven by:
•An increase in IMT segment income before income taxes of $97.9 million, or 233%. This was the result of an increase in IMT segment revenue of $80.1 million and a decrease in costs and expenses of $17.8 million. The increase in IMT segment revenue was primarily the result of increases in Premier Agent and rentals revenue, as discussed above. Decreases in marketing and advertising expenses drove the majority of the decline in total costs and expenses.
•An increase in Mortgages segment income before income taxes of $22.8 million, or 186%, primarily due to an increase in Mortgages segment revenue of $28.9 million driven primarily by higher sales volume within our Zillow Home Loans business, as discussed above. This was partially offset by an increase in Mortgages segment costs and expenses of $6.1 million, driven primarily by increased headcount-related costs to support the growth in our Zillow Home Loans business.
•A decrease in Homes segment loss before income taxes of $12.3 million, or 14%. This was the result of a $197.5 million decrease in Homes segment revenue, a $201.7 million decrease in total operating costs and expenses and an $8.1 million decrease in interest expense. These declines were primarily the result of the pause in home buying activities in the first half of 2020 in response to the COVID-19 pandemic, which led to less homes held and sold in the three months ended September 30, 2020 when compared to the comparable prior year period.
•An increase in loss before income taxes for corporate items by $27.1 million to $34.9 million, driven primarily by an increase in interest expense associated with our May 2020 issuance of the convertible senior notes due in 2025.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Loss before income taxes increased $8.3 million, or 4%, to a loss before income taxes of $216.3 million, driven by:
•An increase in loss before income taxes for corporate items of $62.2 million, primarily driven by a $58.2 million increase in interest expense associated with our May 2020 issuance of the convertible senior notes due in 2025.
•An increase in Homes segment loss before income taxes of $49.4 million, or 24%, resulting from an increase in Homes segment costs and expenses of $704.5 million, an increase of $5.8 million in interest expense, partially offset by an increase of $649.2 million in Homes segment revenue. The increase in these items was primarily driven by the sale of 2,003 additional homes and an increased investment in headcount during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as we continued to expand our Zillow Offers business.
•An increase in IMT segment income before income taxes of $73.8 million, or 168%, primarily due to an increase in IMT segment revenue of $69.2 million, as discussed above, and a $62.3 million decrease in marketing and advertising expenses, partially offset by $73.9 million in impairment costs, as discussed further below.

•A decrease in Mortgages segment loss before income taxes of $29.5 million, or 91%, to a loss before income taxes of $2.8 million, primarily due to an increase in Mortgages segment revenue of $33.6 million, partially offset by an increase in Mortgages segment costs and expenses of $3.8 million. Increased Mortgages segment revenue was primarily a result of higher sales volume within our Zillow Home Loans business. The increased total costs and expenses were primarily the result of increased headcount-related costs to support the growth in our Zillow Home Loans business.
Adjusted EBITDA

					% of Revenue
	Three Months Ended September 30,		2019 to 2020		Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Net income (loss)	$39,570	$(64,649)	$104,219	161%	6%	(9)%
Adjusted EBITDA:
Homes segment	$(59,176)	$(67,825)	$8,649	13%	(32)%	(18)%
IMT segment	195,465	91,102	104,363	115	47	27
Mortgages segment	15,895	(7,435)	23,330	314	29	(29)
Total Adjusted EBITDA	$152,184	$15,842	$136,342	861%	23%	2%

					% of Revenue
	Nine Months Ended September 30,		2019 to 2020		Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Net loss	$(208,151)	$(204,151)	$(4,000)	(2)%	(8)%	(11)%
Adjusted EBITDA:
Homes segment	$(195,079)	$(158,801)	$(36,278)	(23)%	(14)%	(21)%
IMT segment	353,044	216,204	136,840	63	34	23
Mortgages segment	15,177	(15,342)	30,519	199	13	(19)
Total Adjusted EBITDA	$173,142	$42,061	$131,081	312%	7%	2%
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in total and for each segment, each a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA in total to net income (loss) and Adjusted EBITDA by segment to income (loss) before income taxes for each segment, the most directly comparable GAAP financial measures.
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
Because of these limitations, you should consider Adjusted EBITDA in total and for each segment alongside other financial performance measures, including various cash flow metrics, net income (loss), income (loss) before income taxes for each segment and our other GAAP results.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income (loss) on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in thousands, unaudited):

	Three Months Ended September 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$39,570
Income tax expense	N/A	N/A	N/A	N/A	425
Income (loss) before income taxes	$(75,617)	$139,956	$10,594	$(34,938)	$39,995
Other income	—	—	(636)	(2,382)	(3,018)
Depreciation and amortization expense	3,029	22,074	1,675	—	26,778
Share-based compensation expense	11,815	33,435	3,709	—	48,959
Interest expense	1,597	—	553	37,320	39,470
Adjusted EBITDA	$(59,176)	$195,465	$15,895	$—	$152,184

	Three Months Ended September 30, 2019
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(64,649)
Income tax benefit	N/A	N/A	N/A	N/A	(1,300)
Income (loss) before income taxes	$(87,870)	$42,053	$(12,254)	$(7,878)	$(65,949)
Other income	—	—	(344)	(8,655)	(8,999)
Depreciation and amortization expense	2,331	18,362	1,467	—	22,160
Share-based compensation expense	8,025	30,687	3,416	—	42,128
Interest expense	9,689	—	280	16,533	26,502
Adjusted EBITDA	$(67,825)	$91,102	$(7,435)	$—	$15,842

	Nine Months Ended September 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(208,151)
Income tax benefit	N/A	N/A	N/A	N/A	(8,124)
Income (loss) before income taxes	$(253,633)	$117,615	$(2,791)	$(77,466)	$(216,275)
Other income	—	(5,300)	(1,223)	(16,203)	(22,726)
Depreciation and amortization expense	9,201	67,889	4,887	—	81,977
Share-based compensation expense	35,847	98,940	10,318	—	145,105
Gain on partial extinguishment of 2021 Notes	—	—	—	(6,391)	(6,391)
Impairment costs	—	73,900	2,900	—	76,800
Interest expense	13,506	—	1,086	100,060	114,652
Adjusted EBITDA	$(195,079)	$353,044	$15,177	$—	$173,142

	Nine Months Ended September 30, 2019
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(204,151)
Income tax benefit	N/A	N/A	N/A	N/A	(3,800)
Income (loss) before income taxes	$(204,197)	$43,839	$(32,308)	$(15,285)	$(207,951)
Other income	—	—	(1,059)	(26,566)	(27,625)
Depreciation and amortization expense	5,384	54,264	4,240	—	63,888
Share-based compensation expense	20,666	118,101	13,117	—	151,884
Interest expense	19,346	—	668	41,851	61,865
Adjusted EBITDA	$(158,801)	$216,204	$(15,342)	$—	$42,061
(1) We use income (loss) before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net income (loss) and income tax benefit (expense) are calculated and presented only on a consolidated basis within our financial statements.
(2) Certain corporate items are not directly attributable to any of our segments, including the gain on the partial extinguishment of the 2021 Notes, interest income earned on our short-term investments included in Other income and interest costs on our convertible senior notes included in Interest expense.

Costs and Expenses and Other Items

					% of Total Revenue
	Three Months Ended September 30,		2019 to 2020		Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Cost of revenue (exclusive of amortization) (1)	$216,224	$399,835	$(183,611)	(46)%	33%	54%
Sales and marketing	150,826	181,347	(30,521)	(17)	23	24
Technology and development	127,300	123,974	3,326	3	19	17
General and administrative	85,895	88,493	(2,598)	(3)	13	12
Integration costs	—	5	(5)	N/A	0	—
Total costs and expenses	580,245	793,654	(213,409)	(27)	88	107
Other income	3,018	8,999	(5,981)	(66)	0	1
Interest expense	(39,470)	(26,502)	(12,968)	(49)	(6)	(4)

					% of Total Revenue
	Nine Months Ended September 30,		2019 to 2020		Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019

	(in thousands, unaudited)
Cost of revenue (exclusive of amortization) (1)	$1,438,967	$822,404	$616,563	75%	56%	46%
Sales and marketing	511,072	530,367	(19,295)	(4)	20	29
Technology and development	391,075	352,074	39,001	11	15	20
General and administrative	263,691	267,106	(3,415)	(1)	10	15
Impairment costs	76,800	—	76,800	N/A	3	0
Integration costs	—	650	(650)	N/A	0	—
Total costs and expenses	2,681,605	1,972,601	709,004	36	105	110
Gain on partial extinguishment of 2021 Notes	6,391	—	6,391	N/A	0	0
Other income	22,726	27,625	(4,899)	(18)	1	2
Interest expense	(114,652)	(61,865)	(52,787)	(85)	(4)	(3)
(1) Amortization of website development costs and intangible assets included in technology and development was $19.2 million and $15.8 million for the three months ended September 30, 2020 and 2019, respectively, and $55.3 million and $44.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Cost of Revenue
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Cost of revenue decreased by $183.6 million, or 46%, due primarily to a decrease of $191.0 million in our Homes segment, partially offset by increases of $4.1 million and $3.3 million within the IMT and Mortgages segments, respectively.
The decrease in cost of revenue in our Homes segment was driven primarily by a decrease of $192.9 million in home acquisition and renovation costs due to the decrease in homes sold during the period from 1,211 homes sold during the three months ended September 30, 2019 to 583 homes sold during the three months ended September 30, 2020. The decrease in homes sold was the result of the pause in home buying activities in our Zillow Offers business in the first half of 2020, which resulted in lower inventory available for resale during the three months ended September 30, 2020. We expect cost of revenue for the Homes segment to increase in absolute dollars in future periods as we re-accelerate home buying and selling and expand into new markets.

We expect cost of revenue within our Mortgages segment to increase in absolute dollars in future periods as we continue to incur expenses associated with growth in revenue and expansion of Zillow Home Loans.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Cost of revenue increased $616.6 million, or 75%, due primarily to an increase of $609.8 million in our Homes segment, $5.2 million in our Mortgages segment and $1.5 million in our IMT segment. The increase in Homes segment cost of revenue was primarily driven by a $603.0 million increase in home acquisition and renovation costs due to the increase in homes sold during the period from 2,411 homes sold during the nine months ended September 30, 2019 to 4,414 homes sold during the three months ended September 30, 2020.
Sales and Marketing
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Sales and marketing expenses decreased $30.5 million, or 17%, due primarily to decreases of $16.5 million in our Homes segment and $15.6 million in our IMT segment, partially offset by a $1.6 million increase in our Mortgages segment. The decrease in sales and marketing expenses within the Homes segment was primarily the result of a $15.9 million decline in home holding and selling costs driven by the reduction in homes sold during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as discussed above. We expect sales and marketing expenses within the Homes segment to increase in absolute dollars in future periods as we re-accelerate our Zillow Offers business. Sales and marketing expenses in our Homes segment included $1.0 million and $7.7 million in holding costs for the three months ended September 30, 2020 and 2019, respectively.
The decrease in IMT segment sales and marketing expenses was driven primarily by a $16.5 million reduction in marketing and advertising costs and a related $3.4 million decline in travel expenses as we paused non-essential employee travel in response to the COVID-19 pandemic. These decreases in IMT segment sales and marketing expenses were partially offset by an increase in headcount-related expenses of approximately $4.1 million. Marketing and advertising costs for the three months ended September 30, 2020 were lower than the comparable prior year period due our pause in most discretionary spending associated with liquidity preservation in response to the COVID-19 pandemic in the first half of 2020. We gradually began to increase our marketing and advertising costs again during the three months ended September 30, 2020. We expect IMT sales and marketing expenses to increase in absolute dollars in future periods as we continue to increase our marketing and advertising activities.
We expect sales and marketing expenses in the Mortgages segment to increase in absolute dollars in future periods due to increased marketing and headcount related spend associated with growth in revenue and expansion of Zillow Home Loans.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Sales and marketing expenses decreased $19.3 million, or 4%, due primarily to a decrease of $61.5 million in our IMT segment and $2.5 million in our Mortgages segment, partially offset by a $44.7 million increase in our Homes segment.
The decrease in sales and marketing expense in the IMT segment was primarily attributable to decreases of $62.3 million in marketing and advertising expenses, $8.1 million in travel expenses and $5.1 million of related trade show and event-related costs as we paused non-essential discretionary spending in the first half of 2020 in response to the COVID-19 pandemic. The decrease in sales and marketing expenses was partially offset by increases of $9.1 million in headcount-related expenses, including share-based compensation expense, as we continue to grow our teams, and $4.8 million in depreciation expense.
The increase in Homes segment sales and marketing expenses was primarily attributable to increases of $27.8 million in selling expenses attributable to the resale of homes, $21.9 million in headcount-related expenses, including share-based compensation expense, as we have grown our teams to support the expected continued growth in our Homes segment and $5.5 million attributable to our efforts to pause home buying in response to the COVID-19 pandemic. These increases were partially offset by a decrease in holding costs of $5.5 million due to relatively low homes inventory throughout the third quarter as we continue to re-accelerate the Zillow Offers business after our temporary pause in home buying activities during the first half of 2020. Sales and marketing expenses for the Homes segment include $8.9 million and $14.3 million in holding costs for the nine months ended September 30, 2020 and 2019, respectively.

Technology and Development
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Technology and development expenses increased $3.3 million, or 3%. The increase in technology and development expenses was the result of an increase in headcount expenses of $4.5 million as we continue to grow our teams to support the Homes segment and an increase in depreciation and amortization expense of $4.1 million, partially offset by a decrease in data acquisition costs of $4.3 million.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Technology and development expenses increased $39.0 million, or 11%, due to increases of $38.6 million in our Homes segment and $1.9 million in our IMT segment, partially offset by a $1.5 million decrease in our Mortgages segment. The increase in technology and development expenses within the Homes segment was primarily attributable to an increase of $32.4 million in headcount-related expenses, including share-based compensation expense, as we have grown our teams to support the continued expected growth in the Homes segment, and a $4.6 million increase in in depreciation and amortization expense.
General and Administrative
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
General and administrative expenses decreased $2.6 million, or 3%, due to decreases of $2.2 million in our IMT segment general and administrative expenses and $1.8 million in our Homes segment general and administrative expenses, partially offset by a $1.4 million increase in our Mortgages segment general and administrative expenses. General and administrative expenses remained relatively consistent as we focused on maintaining spending levels in response to the COVID-19 pandemic. We expect general and administrative expenses for the Homes segment to increase in absolute dollars in future periods as we expect to increase headcount to support the continued expected growth in the Homes segment.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
General and administrative expenses decreased $3.4 million, or 1%, due to a $15.1 million decrease in our IMT segment general and administrative expenses, partially offset by an increase of $11.3 million in our Homes segment general and administrative expenses.
The decrease in IMT segment general and administrative expenses was primarily due to a $20.5 million decrease in headcount-related expenses driven primarily by the recognition of $23.3 million of share-based compensation expense in the IMT segment in 2019 in connection with the modification of certain outstanding equity awards related to the departure of Spencer Rascoff in February 2019, who served as Zillow Group’s Chief Executive Officer beginning in 2010. For additional information regarding the equity modification, see Note 14 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Additionally, there was a $2.3 million decrease in travel expenses as we paused non-essential travel for workers in response to the COVID-19 pandemic. The decreases in IMT segment general and administrative expenses were partially offset by increases in estimated legal liabilities of approximately $3.4 million and a $2.0 million increase in business taxes.
The increase in Homes segment general and administrative expenses was primarily due to a $9.1 million increase in headcount-related expenses, including share-based compensation expense, as we have grown our teams to support the Homes segment. In addition, there was a $2.2 million increase in building lease-related expenses including rent, utilities and insurance.
Impairment Costs
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Impairment costs recorded for the nine months ended September 30, 2020 consist of the $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset, of which $68.6 million was recorded to the IMT segment and $2.9 million was recorded to the Mortgages segment. Additionally, impairment costs include a $5.3 million non-cash impairment related to our October 2016 equity investment, the entirety of which was recorded to the IMT segment. For additional information about these impairments, see Note 9 and Note 10 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Gain on Partial Extinguishment of 2021 Notes
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
We recorded a $6.4 million gain on the partial extinguishment of the 2021 Notes during the nine months ended September 30, 2020. For additional information on the extinguishment, see Note 11 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Other Income
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Other income decreased $6.0 million, or 66%, primarily due to a decrease in corporate other income not directly attributable to our segments driven by a rebalancing of our investment portfolio to lower risk investments with generally lower yields in light of the COVID-19 pandemic. We expect other income related to investment portfolio returns to remain relatively low for the foreseeable future as interest rates are currently projected to remain low.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Other income decreased $4.9 million, or 18%, primarily due to a decrease of $10.4 million in corporate other income not directly attributable to our segments driven primarily by lower interest rates decreasing money market fund yields and a rebalancing of our investment portfolio to lower risk investments with generally lower yields in light of the COVID-19 pandemic. This decrease was partially offset by an increase of $5.3 million in Other income in our IMT segment related to the $5.3 million gain recognized on the sale of our October 2016 equity investment. For additional information on the gain on sale, see Note 9 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
Interest Expense
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Interest expense increased $13.0 million, or 49%, due to a $20.8 million increase in corporate interest expense not attributable to any of our segments, partially offset by an $8.1 million decrease in interest expense related to our Homes segment.
The increase in corporate interest expense not attributable to any of our segments was primarily due to the September 2019 issuance of the convertible senior notes due in 2026, the September 2019 and October 2019 issuances of the convertible senior notes due in 2024, and the May 2020 issuance of the 2025 Notes. For additional information regarding the convertible senior notes, see Note 11 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q. We expect interest expense to decrease in absolute dollars in future periods as we expect to redeem the remaining $265.3 million in aggregate principal amount of our convertible senior notes due in 2021 in the fourth quarter of 2020.
The Homes segment interest expense decrease was primarily attributable to the reduced number of homes financed on our credit facilities as a result of lower inventory levels due to the pause in Zillow Offers home buying activities in the first half of 2020. We expect interest expense to increase in absolute dollars in future periods as we expect to continue to increase our homes inventory.
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Interest expense increased $52.8 million, or 85%, due to a $58.2 million increase in corporate interest expense not attributable to any of our segments, partially offset by a $5.8 million decrease related to our Homes segment. The increase in corporate interest expense not attributable to any of our segments was primarily due to the convertible senior note issuances described above. The decrease in interest expense in our Homes segment was attributable to the reduced number of homes financed on our credit facilities as described above.

Liquidity and Capital Resources
As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents, investments and restricted cash of $3,834.3 million and $2,511.9 million, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, U.S. government agency securities, certificates of deposit and treasury bills. Investments consist of fixed income securities, which include U.S. government agency securities, corporate notes and bonds, commercial paper, municipal securities, certificates of deposit and treasury bills. Restricted cash consists of amounts funded to the reserve and collection accounts related to our credit facilities, amounts held in escrow related to funding home purchases in our mortgage origination business and amounts held in escrow related to our Zillow Closing Services business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of September 30, 2020, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
To preserve our liquidity in response to the COVID-19 pandemic, we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending. During the three months ended September 30, 2020, we began to increase our hiring and marketing and advertising activities and expect to continue to increase these activities throughout the remainder of 2020. Additionally, we temporarily paused home buying through Zillow Offers in March of 2020 and resumed home buying activities in all markets by early August 2020. As of September 30, 2020, Zillow Offers is now available in 25 markets. In May of 2020, we strengthened our financial position through our issuance of $565.0 million aggregate principal amount of the 2025 Notes for net proceeds of $553.3 million, with which we repurchased $194.7 million aggregate principal amount of our 2021 Notes, and we issued 8,800,000 shares of Class C capital stock at a public offering price of $48.00 per share for net proceeds of $411.5 million. In addition, we expect our liquidity to be positively impacted by certain provisions included in the CARES Act which provides tax provisions and other stimulus measures to affected companies. Under the CARES Act, we expect to defer certain employer payroll tax payments until 2021 and 2022. We deferred a total of $18.1 million of such payments as of September 30, 2020. As previously noted, the COVID-19 pandemic and related economic disruptions have resulted in significant uncertainty and the extent of the impact of COVID-19 on our business continues to be difficult to predict. The COVID-19 pandemic has and will continue to disrupt our revenue and operating cash flow levels and may disrupt future access to capital through debt or equity markets.
The expansion of Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes has continued to have a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We primarily use debt financing through credit facilities to fund a portion of the purchase price of homes and certain related costs. As previously noted, due to the pause in Zillow Offers home buying activities in response to the COVID-19 pandemic, we temporarily experienced a decrease in the amounts drawn on our credit facilities as we reduced the number of homes financed. We expect home financing to accelerate in future periods as we have restarted home buying in all Zillow Offers markets. As of September 30, 2020, we have $114.3 million of total outstanding borrowings on credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1,500.0 million.
Zillow Home Loans continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. As of September 30, 2020, we have $118.1 million of total outstanding borrowings on our warehouse line of credit and master repurchase agreement with a total maximum borrowing capacity of $150.0 million.
As of September 30, 2020, we have outstanding a total of $2,384.7 million aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually.
For additional information regarding our debt, see Note 11 and Note 19 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

The following table presents selected cash flow data for the periods presented (in thousands, unaudited):

	Nine Months Ended September 30,
	2020	2019
Cash Flow Data:
Net cash provided by (used in) operating activities	$750,158	$(670,282)
Net cash provided by (used in) investing activities	(683,983)	318,916
Net cash provided by financing activities	651,804	1,554,845
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
For the nine months ended September 30, 2020, net cash provided by operating activities was $750.2 million. This was primarily driven by a net loss of $208.2 million, adjusted by share-based compensation expense of $145.1 million, depreciation and amortization expense of $82.0 million, non-cash impairment costs of $76.8 million, amortization of the discount and issuance costs on the convertible notes maturing in 2021, 2023, 2024, 2025 and 2026 of $75.4 million, amortization of contract cost assets of $26.6 million, amortization of right of use assets of $18.4 million and credit loss expense of $1.8 million. This was offset by an $8.1 million change in deferred income taxes, a gain on the partial extinguishment of the 2021 Notes of $6.4 million, and a gain on disposal of property and equipment and other assets of $1.0 million. Changes in operating assets and liabilities increased cash provided by operating activities by $547.7 million. The changes in operating assets and liabilities are primarily related to a $643.3 million decrease in inventory due to the sale of homes and a decrease in home purchases through Zillow Offers during the nine months ended September 30, 2020, a $17.3 million increase in other long-term liabilities, a $14.5 million increase in accrued expenses and other liabilities driven by the timing of payments, a $12.2 million increase in accounts payable, a $9.4 million increase in deferred revenue and a $4.8 million increase in lease liabilities. These changes were partially offset by an $88.8 million increase in mortgage loans held for sale, a $31.8 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $16.4 million increase in prepaid expenses and other current assets due primarily to timing of payments and growth in our contract assets, a $14.5 million increase in accounts receivable due to an increase in revenue from products and services billed in arrears, and a $2.3 million decrease in accrued compensation and benefits.
For the nine months ended September 30, 2019, net cash used in operating activities was $670.3 million. This was primarily driven by a net loss of $204.2 million, adjusted by share-based compensation expense of $151.9 million, depreciation and amortization expense of $63.9 million, amortization of the discount and issuance costs on the convertible notes maturing in 2021, 2023, 2024 and 2026 of $29.9 million, amortization of contract cost assets of $26.7 million, amortization of right of use assets of $16.7 million, a loss on disposal of property and equipment of $5.8 million, accretion of bond discount of $5.2 million and a $3.8 million change in deferred income taxes. Changes in operating assets and liabilities increased cash used in operating activities by $753.8 million. The changes in operating assets and liabilities are primarily due to a $716.5 million increase in inventory due to the purchase of homes through Zillow Offers, a $27.0 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $15.0 million decrease in lease liabilities, a $13.5 million increase in accounts receivable due primarily to an increase in revenue, a $5.8 million increase in prepaid expenses and other assets driven primarily by the timing of payments and a $1.4 million increase in mortgage loans held for sale, partially offset by a $12.2 million increase in accrued expenses and other current liabilities driven primarily by the timing of payments and a $7.9 million increase in deferred revenue.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the nine months ended September 30, 2020, net cash used in investing activities was $684.0 million. This was the result of $604.3 million of net purchases of investments in connection with investment of a portion of the net proceeds from our May 2020 issuance of the 2025 Notes and offering of our Class C capital stock, and $89.6 million of purchases for property and equipment and intangible assets, partially offset by $10.0 million in proceeds from the sale of an equity investment.

For the nine months ended September 30, 2019, net cash provided by investing activities was $318.9 million. This was primarily the result of $379.2 million of net proceeds from maturities of investments and $60.3 million of purchases for property and equipment and intangible assets.
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
For the nine months ended September 30, 2020, cash provided by financing activities was $651.8 million, which was primarily related to net proceeds from the issuance of the 2025 Notes of $553.3 million, net proceeds from the public offering of our Class C capital stock of $411.5 million, $371.2 million of proceeds from the exercise of option awards and $87.7 million of net borrowings on our warehouse line of credit and master repurchase agreement related to Zillow Home Loans. These cash inflows were partially offset by $577.2 million of net repayments of borrowings on our credit facilities related to Zillow Offers and $194.7 million of cash paid for the partial repurchase of the 2021 Notes.
For the nine months ended September 30, 2019, cash provided by financing activities was $1,554.8 million, which primarily resulted from the net proceeds from the September 2019 issuance of the convertible senior notes due in 2024 and 2026 of $1,085.7 million, partially offset by $150.5 million paid in premiums for the related capped call confirmations. Cash provided by financing activities also included $581.6 million of proceeds from borrowings on our revolving credit facilities related to Zillow Offers and $41.0 million of proceeds from the exercise of option awards, partially offset by $2.9 million of net repayments of borrowings on our warehouse lines of credit related to Zillow Home Loans.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $10.1 million as of September 30, 2020. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 16 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2020 (in thousands, unaudited):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

2025 Notes (1)	$565,000	$—	$—	$565,000	$—
Interest on 2025 Notes (2)	71,817	15,537	31,075	25,205	—
2021 Notes (3)	265,330	—	265,330	—	—
Interest on 2021 Notes (4)	6,191	5,307	884	—	—
2020 Notes (5)	7,584	7,584	—	—	—
Interest on 2020 Notes (6)	104	104	—	—	—
Homes segment credit facilities (7)	114,303	114,303	—	—	—
Mortgages segment credit facilities (8)	118,094	118,094	—	—	—
Purchase obligations (9)	31,811	22,841	8,367	603	—
Homes under contract (10)	182,569	182,569	—	—	—
 ____________________
(1) The aggregate principal amount of the 2025 Notes is due on May 15, 2025 if not earlier converted or redeemed.
(2) The stated interest rate on the 2025 Notes is 2.75%.
(3) The aggregate principal amount of the 2021 Notes is due on December 1, 2021 if not earlier converted or redeemed. Subsequent to September 30, 2020, we provided notice to the trustee that we will redeem the remaining $265.3 million in aggregate principal amount of the 2021 Notes on December 18, 2020. For additional information, see Note 19 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(4) The stated interest rate on the 2021 Notes is 2.00%.
(5) The aggregate principal amount of the convertible senior notes due in 2020 (the “2020 Notes”) is due on December 15, 2020.
(6) The stated interest rate on the 2020 Notes is 2.75%.
(7) Includes principal amounts due for amounts borrowed under the credit facilities used to provide capital for our Zillow Offers business. Amounts exclude an immaterial amount of estimated interest payments.
(8) Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreement to finance mortgages originated through Zillow Home Loans. Amounts exclude an immaterial amount of estimated interest payments.
(9) We have noncancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. For additional information regarding our purchase obligations, see Note 16 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(10) We have obligations to purchase homes under contract through our Zillow Offers business.

As of September 30, 2020, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.1 million as of September 30, 2020.

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
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, certificates of deposit, U.S. government agency securities, treasury bills, municipal securities and corporate notes and bonds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
Our convertible senior notes bear interest at fixed rates. Thus, we have no related direct financial statement risk associated with changes in interest rates. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of September 30, 2020 (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$500,000	1.375%
May 15, 2025	565,000	2.75%
September 1, 2024	673,000	0.75%
July 1, 2023	373,750	1.50%
December 1, 2021	265,330	2.00%
December 15, 2020	7,584	2.75%
	$2,384,664
Since the convertible senior notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates as of September 30, 2020. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities that provide capital for Zillow Offers. As of September 30, 2020 and December 31, 2019, we had outstanding $114.3 million and $691.5 million, respectively, of borrowings on these credit facilities which bear interest at a floating rate based on the one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin, and in certain cases a LIBOR floor. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $1.1 million and $6.9 million as of September 30, 2020 and December 31, 2019, respectively.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse line of credit and master repurchase agreement that provide capital for Zillow Home Loans. As of September 30, 2020 and December 31, 2019, we had outstanding $118.1 million and $30.4 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreement which bear interest at a floating rate based on LIBOR plus an applicable margin, and in certain cases include a LIBOR floor. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreement, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreement by $1.2 million as of September 30, 2020 and by an insignificant amount as of December 31, 2019.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
COVID-19 has impacted our business and the extent to which it will continue to impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.
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
Earlier this year, in response to these unprecedented circumstances, we temporarily paused home buying activities through Zillow Offers, provided certain product discounts, temporarily closed offices, paused hiring for non-critical roles, paused the majority of our marketing and advertising activities and reduced discretionary spending. Although we have, among other things, resumed home buying in all Zillow Offers markets and began to increase our hiring, marketing and advertising activities, we cannot predict the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, or whether and to what extent we will have to implement additional operational changes in light of COVID-19 in the future.
In addition, our ability to fund our liquidity requirements and operate our business depends on our cash flows from operations as well as our ability to access capital markets and borrow on our existing credit facilities. For example, the provision of certain product discounts and pause of home buying activities through Zillow Offers has and may continue to disrupt our revenue and operating cash flow levels. Further, our access to and the availability of financing on acceptable terms may be adversely impacted by the pandemic. For more information on the impact the COVID-19 pandemic has had on our liquidity position and outlook, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
As a result of these and other consequences, the pandemic has and may continue to adversely affect our business, results of operations and financial condition, likely significantly. The extent to which COVID-19 will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the magnitude, duration and severity of COVID-19, the actions taken to contain or mitigate the outbreak and any associated economic downturn or extended slowdown in the real estate markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2020.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*
Zillow Group, Inc. Executive Severance Plan (Filed as Exhibit 10.1 to Zillow Group, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2020, and incorporated herein by reference).

10.2*	Form of Proprietary Rights Agreement for certain officers of Zillow Group, Inc.

10.3*
Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.1 to Zillow Group, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2020, and incorporated herein by reference).

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

Dated: November 5, 2020	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer