Form 10-Q
period 2021-03-31
ZILLOW GROUP, INC.
filed 2021-05-04
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2021, 61,335,992 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 180,104,154 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2021

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2020, including, but not limited to:
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

WHERE YOU CAN FIND MORE INFORMATION
Our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available on the “Investors” section of our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,401,762	$1,703,130
Short-term investments	1,294,051	2,218,108
Accounts receivable, net of allowance for doubtful accounts of $3,460 and $3,427 at March 31, 2021 and December 31, 2020, respectively	82,461	69,940
Mortgage loans held for sale	274,319	330,758
Inventory	472,397	491,293
Prepaid expenses and other current assets	107,877	75,846
Restricted cash	120,713	75,805
Total current assets	5,753,580	4,964,880
Contract cost assets	50,182	50,719
Property and equipment, net	190,234	196,152
Right of use assets	180,610	187,960
Goodwill	1,984,907	1,984,907
Intangible assets, net	87,711	94,767
Other assets	8,678	7,175
Total assets	$8,255,902	$7,486,560
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,044	$18,974
Accrued expenses and other current liabilities	121,692	94,487
Accrued compensation and benefits	49,844	47,666
Borrowings under credit facilities	662,175	670,209
Deferred revenue	54,192	48,995
Lease liabilities, current portion	28,465	28,310
Total current liabilities	933,412	908,641
Lease liabilities, net of current portion	200,762	207,723
Convertible senior notes	1,597,205	1,613,523
Other long-term liabilities	14,485	14,857
Total liabilities	2,745,864	2,744,744
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 61,335,992 and 61,101,303 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 179,754,423 and 173,207,170 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	18	17
Additional paid-in capital	6,596,850	5,880,883
Accumulated other comprehensive income	454	164
Accumulated deficit	(1,087,291)	(1,139,255)
Total shareholders’ equity	5,510,038	4,741,816
Total liabilities and shareholders’ equity	$8,255,902	$7,486,560
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Homes	$704,152	$769,873
IMT	446,328	330,666
Mortgages	67,960	25,282
Total revenue	1,218,440	1,125,821
Cost of revenue (exclusive of amortization) (1):
Homes	640,618	732,199
IMT	28,016	24,318
Mortgages	18,396	5,155
Total cost of revenue	687,030	761,672
Sales and marketing	193,593	204,648
Technology and development	148,856	134,918
General and administrative	100,551	92,285
Impairment costs	—	76,800
Acquisition-related costs	817	—
Total costs and expenses	1,130,847	1,270,323
Income (loss) from operations	87,593	(144,502)
Loss on extinguishment of debt	(1,403)	—
Other income	2,439	9,593
Interest expense	(39,555)	(37,592)
Income (loss) before income taxes	49,074	(172,501)
Income tax benefit	2,890	9,228
Net income (loss)	$51,964	$(163,273)
Net income (loss) per share:
Basic	$0.21	$(0.78)
Diluted	$0.20	$(0.78)
Weighted-average shares outstanding:
Basic	243,234	210,674
Diluted	259,346	210,674
____________________ (1) Amortization of website development costs and intangible assets included in technology and development	$20,838	$17,184
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$51,964	$(163,273)
Other comprehensive income:
Unrealized gains on investments	261	3,602
Reclassification adjustment for net investment gains included in net income (loss)	—	434
Net unrealized gains on investments	261	4,036
Currency translation adjustments	29	(90)
Total other comprehensive income	290	3,946
Comprehensive income (loss)	$52,254	$(159,327)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	240,525,920	$24	$5,880,883	$(1,139,255)	$164	$4,741,816
Issuance of common and capital stock upon exercise of stock options	1,602,896	—	61,149	—	—	61,149
Vesting of restricted stock units	813,471	—	—	—	—	—
Restricted stock units withheld for tax liability	(622)	—	(124)	—	—	(124)
Share-based compensation expense	—	—	67,386	—	—	67,386
Issuance of Class C capital stock in connection with equity offering, net of issuance costs of $6,054	3,163,502	1	544,557	—	—	544,558
Conversion of convertible senior notes	1,202,720	—	42,999	—	—	42,999
Unwind of capped call transactions	(25)	—	—	—	—	—
Net income	—	—	—	51,964	—	51,964
Other comprehensive income	—	—	—	—	290	290
Balance at March 31, 2021	247,307,862	$25	$6,596,850	$(1,087,291)	$454	$5,510,038

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2020	209,066,855	$21	$4,412,200	$(977,140)	$340	$3,435,421
Issuance of common and capital stock upon exercise of stock options	3,207,375	1	92,201	—	—	92,202
Vesting of restricted stock units	638,909	—	—	—	—	—
Share-based compensation expense	—	—	47,465	—	—	47,465
Net loss	—	—	—	(163,273)	—	(163,273)
Other comprehensive income	—	—	—	—	3,946	3,946
Balance at March 31, 2020	212,913,139	$22	$4,551,866	$(1,140,413)	$4,286	$3,415,761

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$51,964	$(163,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,899	29,026
Share-based compensation expense	63,673	43,795
Amortization of right of use assets	7,350	6,465
Amortization of contract cost assets	10,130	8,415
Amortization of debt discount and debt issuance costs	25,271	22,547
Loss on extinguishment of debt	1,403	—
Impairment costs	—	76,800
Deferred income taxes	(2,890)	(9,228)
Loss on disposal of property and equipment and other assets	4,418	1,952
Credit loss expense	128	558
Net loss on investment securities	—	434
Amortization (accretion) of bond premium (discount)	4,014	(473)
Changes in operating assets and liabilities:
Accounts receivable	(12,649)	(5,335)
Mortgage loans held for sale	56,439	(341)
Inventory	18,893	302,593
Prepaid expenses and other assets	(28,643)	(2,916)
Contract cost assets	(9,593)	(9,771)
Lease liabilities	(6,806)	(1,625)
Accounts payable	(2,235)	7,673
Accrued expenses and other current liabilities	24,889	4,588
Accrued compensation and benefits	2,178	(4,967)
Deferred revenue	5,197	(4,400)
Other long-term liabilities	(372)	(527)
Net cash provided by operating activities	241,658	301,990
Investing activities
Proceeds from maturities of investments	920,304	296,272
Proceeds from sales of investments	—	53,997
Purchases of investments	—	(58,459)
Purchases of property and equipment	(11,485)	(32,966)
Purchases of intangible assets	(4,485)	(4,503)
Net cash provided by investing activities	904,334	254,341
Financing activities
Proceeds from issuance of Class C capital stock, net of issuance costs	544,557	—
Proceeds from borrowings on credit facilities	126,010	34,460
Repayments of borrowings on credit facilities	(88,340)	(294,150)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	(45,704)	4,386
Proceeds from exercise of stock options	61,149	92,202
Value of equity awards withheld for tax liability	(124)	—
Net cash provided by (used in) financing activities	597,548	(163,102)
Net increase in cash, cash equivalents and restricted cash during period	1,743,540	393,229
Cash, cash equivalents and restricted cash at beginning of period	1,778,935	1,230,909
Cash, cash equivalents and restricted cash at end of period	$3,522,475	$1,624,138
Supplemental disclosures of cash flow information
Cash paid for interest	$14,191	$17,038
Noncash transactions:
Capitalized share-based compensation	$3,713	$3,670
Write-off of fully depreciated property and equipment	$11,603	$4,143
Write-off of fully amortized intangible assets	$1,300	$—
Property and equipment purchased on account	$905	$9,445
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
Other consumer brands include Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions which include Mortech, dotloop, Bridge Interactive and New Home Feed. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”), and upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group, Inc.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2021 and our results of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

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
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance which is intended to simplify the accounting for income taxes. It removes certain exceptions to the general principles and clarifies and amends existing guidance to improve consistent application. This guidance is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We adopted this guidance on January 1, 2021. The method of adoption for this guidance varies based on the amendment, however the relevant amendments have been applied on a prospective basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
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
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We expect to apply some of the expedients and exceptions provided in this guidance to our credit facilities, warehouse line of credit and master repurchase agreements, all of which reference the one-month LIBOR in the applicable interest rate, as publication of the one-month LIBOR is expected to cease after June 30, 2023. We expect to amend our facility agreements prior to that date. As the goal of the reference rate reform transition is for it to be economically neutral to entities, we do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.
Note 3. Fair Value Measurements
We applied the following methods and assumptions in estimating our fair value measurements:
Cash equivalents — The fair value measurement of money market funds is based on quoted market prices in active markets (Level 1). The fair value measurement of other cash equivalents is based on observable market-based inputs principally derived from or corroborated by observable market data (Level 2).

Short-term investments — The fair value measurement of our short-term investments is based on observable market-based inputs or inputs that are derived principally from or corroborated by observable market data by correlation or other means (Level 2).
Restricted cash — The carrying value of restricted cash approximates fair value due to the short period of time amounts borrowed on the credit facilities are outstanding and amounts are held in escrow (Level 1).
Mortgage loans held for sale — The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics (Level 2).
Interest rate lock commitments — The fair value of interest rate lock commitments (“IRLCs”) is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close. This adjustment is effected through the pull-through rate, which represents the probability that an interest rate lock commitment will ultimately result in a closed loan (Level 3).
The following table presents the range and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	March 31, 2021	December 31, 2020
Range	50% - 100%	47% - 100%
Weighted-average	81%	75%
Forward contracts — The fair value of mandatory loan sales commitments and derivative instruments such as forward sales of mortgage-backed securities that are utilized as economic hedging instruments are calculated by reference to quoted prices for similar assets (Level 2).
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,074,175	$3,074,175	$—	$—
Short-term investments:
U. S. government agency securities	988,774	—	988,774	—
Treasury bills	298,984	—	298,984	—
Municipal securities	6,044	—	6,044	—
Certificates of deposit	249	—	249	—
Restricted cash	120,713	120,713	—	—
Mortgage origination-related:
Mortgage loans held for sale	274,319	—	274,319	—
IRLCs	5,002	—	—	5,002
Forward contracts - other current assets	4,946	—	4,946	—
Forward contracts - other current liabilities	(16)	—	(16)	—
Total	$4,773,190	$3,194,888	$1,573,300	$5,002

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,486,384	$1,486,384	$—	$—
Municipal securities	3,228	—	3,228	—
Short-term investments:
Treasury bills	1,163,813	—	1,163,813	—
U. S. government agency securities	1,037,577	—	1,037,577	—
Municipal securities	16,220	—	16,220	—
Certificates of deposit	498	—	498	—
Restricted cash	75,805	75,805	—	—
Mortgage origination-related:
Mortgage loans held for sale	330,758	—	330,758	—
IRLCs	12,342	—	—	12,342
Forward contracts - other current liabilities	(2,608)	—	(2,608)	—
Total	$4,124,017	$1,562,189	$2,549,486	$12,342

The following table presents the changes in our IRLCs during the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Balance, beginning of the period	$12,342	$937
Issuances	18,301	5,208
Transfers	(24,398)	(5,349)
Fair value changes recognized in earnings	(1,243)	1,429
Balance, end of period	$5,002	$2,225
At March 31, 2021, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $336.2 million and $560.0 million for our IRLCs and forward contracts, respectively. At December 31, 2020, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $378.1 million and $652.1 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our derivative positions.
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

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$327,587	$—	$—	$327,587
Cash equivalents:
Money market funds	3,074,175	—	—	3,074,175
Short-term investments:
U. S. government agency securities	988,478	303	(7)	988,774
Treasury bills	298,953	31	—	298,984
Municipal securities	6,046	—	(2)	6,044
Certificates of deposit	249	—	—	249
Restricted cash	120,713	—	—	120,713
Total	$4,816,201	$334	$(9)	$4,816,526

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$213,518	$—	$—	$213,518
Cash equivalents:
Money market funds	1,486,384	—	—	1,486,384
Municipal securities	3,229	—	(1)	3,228
Short-term investments:
Treasury bills	1,163,748	65	—	1,163,813
U.S. government agency securities	1,037,572	57	(52)	1,037,577
Municipal securities	16,226	—	(6)	16,220
Certificates of deposit	498	—	—	498
Restricted cash	75,805	—	—	75,805
Total	$3,996,980	$122	$(59)	$3,997,043
All short-term investments as of March 31, 2021 have a contractual maturity date of one year or less.
Note 5. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$341,887	$339,372
Work-in-process	130,510	151,921
Inventory	$472,397	$491,293

Note 6. Contract Balances
Contract assets were $34.3 million and $20.8 million as of March 31, 2021 and December 31, 2020, respectively. Contract assets are recorded within prepaids and other current assets in our condensed consolidated balance sheets.
For the three months ended March 31, 2021 and 2020, we recognized revenue of $46.5 million and $36.0 million, respectively, that was included in the deferred revenue balance at the beginning of the related period.
Note 7. Contract Cost Assets
As of March 31, 2021 and December 31, 2020, we had $50.2 million and $50.7 million, respectively, of contract cost assets. During the three months ended March 31, 2021 and 2020, we did not incur any impairment losses to our contract cost assets. We recorded amortization expense related to contract cost assets of $10.1 million and $8.4 million during the three months ended March 31, 2021 and 2020, respectively.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Website development costs	$110,971	$95,466
Leasehold improvements	102,632	110,280
Office equipment, furniture and fixtures	34,561	39,607
Construction-in-progress	32,553	44,151
Computer equipment	20,209	20,433
Property and equipment	300,926	309,937
Less: accumulated amortization and depreciation	(110,692)	(113,785)
Property and equipment, net	$190,234	$196,152
We recorded depreciation expense related to property and equipment (other than website development costs) of $7.9 million and $11.8 million during the three months ended March 31, 2021 and 2020, respectively.
We capitalized $12.4 million and $12.5 million in website development costs during the three months ended March 31, 2021 and 2020, respectively. Amortization expense for website development costs included in technology and development expenses was $8.0 million and $5.4 million during the three months ended March 31, 2021 and 2020, respectively.
Note 9. Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. In March 2020, we recognized a non-cash impairment charge of $5.3 million related to this investment. The impairment charge is included in impairment costs within our IMT segment for the three months ended March 31, 2020. We sold our 10% equity interest in June 2020.

Note 10. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in thousands):

	March 31, 2021
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$(5,105)	$31,395
Software	33,764	(13,155)	20,609
Developed technology	86,064	(73,507)	12,557
Customer relationships	87,600	(76,429)	11,171
Intangibles-in-progress	9,886	—	9,886
Purchased content	49,565	(47,472)	2,093
Total	$303,379	$(215,668)	$87,711

	December 31, 2020
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$(3,822)	$32,678
Software	28,515	(11,483)	17,032
Developed technology	86,064	(70,270)	15,794
Customer relationships	87,600	(73,301)	14,299
Intangibles-in-progress	11,863	—	11,863
Purchased content	47,930	(44,829)	3,101
Total	$298,472	$(203,705)	$94,767
Amortization expense recorded for intangible assets for the three months ended March 31, 2021 and 2020 was $12.9 million and $11.8 million, respectively. These amounts are included in technology and development expenses.
We did not record any impairment costs related to our intangible assets for the three months ended March 31, 2021. During the three months ended March 31, 2020, we recognized a non-cash impairment charge of $71.5 million related to our Trulia trade names and trademarks intangible asset, which historically had not been subject to amortization. The impairment charge is included in impairment costs within our IMT and Mortgages segments. In March 2020, we identified factors directly related to the COVID-19 pandemic that led us to conclude it was more likely than not that the $108.0 million carrying value of the asset exceeded its fair value. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $36.5 million. The remaining carrying value of the intangible asset will be amortized on an accelerated basis commensurate with the projected cash flows expected to be generated by the intangible asset over a useful life of 10 years. The carrying value of the Trulia trade names and trademarks intangible asset was $31.4 million and $32.7 million as of March 31, 2021 and December 31, 2020, respectively. For additional details regarding this impairment, see Note 11 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 11. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Homes segment
Credit facilities:
Goldman Sachs Bank USA	$190,176	$145,825
Citibank, N.A.	109,732	87,103
Credit Suisse AG, Cayman Islands	98,928	128,238
Total Homes segment debt	398,836	361,166
Mortgages segment
Repurchase agreements:
Credit Suisse AG, Cayman Islands	132,001	149,913
Citibank, N.A.	50,546	90,227
Warehouse line of credit:
Comerica Bank	80,792	68,903
Total Mortgages segment debt	263,339	309,043
Convertible senior notes
1.375% convertible senior notes due 2026	352,077	347,566
2.75% convertible senior notes due 2025	421,770	414,888
0.75% convertible senior notes due 2024	493,044	524,273
1.50% convertible senior notes due 2023	330,314	326,796
Total convertible senior notes	1,597,205	1,613,523
Total debt	$2,259,380	$2,283,732

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

Lender	Final Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Goldman Sachs Bank USA	April 20, 2022	$500,000	3.15%
Citibank, N.A.	November 30, 2021	500,000	2.86%
Credit Suisse AG, Cayman Islands	December 31, 2022	500,000	2.86%
	Total	$1,500,000
On January 6, 2021, certain wholly owned subsidiaries of Zillow Group amended the Credit Suisse AG, Cayman Islands credit agreement previously maturing on July 31, 2021 such that it now matures on December 31, 2022.
Undrawn amounts available under the credit facilities included in the table above are not committed, meaning the applicable lender is not committed to, but may in its discretion, advance loan funds in excess of the outstanding borrowings. The final maturity dates are inclusive of extensions which are subject to agreement by the respective lender.

On February 23, 2021, certain wholly owned subsidiaries of Zillow Group amended and restated the Citibank, N.A. credit agreement in order to facilitate a titling trust structure. In March 2021, Zillow Group, through Zillow Offers, began buying and selling homes through a titling trust. The titling trust facilitates the allocation of beneficial ownership of properties to special purpose entities (each, an “SPE”), which special purpose entities are then party to agreements to finance the properties. Zillow Group initially formed these SPEs to purchase and sell residential properties through Zillow Offers, and subsequent to the creation of the titling trust, these SPEs hold beneficial interests in homes purchased by the titling trust, which the SPEs subsequently finance. Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs and titling trust are variable interest entities and Zillow Group is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ and titling trust’s economic performance and the obligation to absorb losses of the SPEs and titling trust or the right to receive benefits that could potentially be significant to the SPEs and titling trust. The SPEs and titling trust are consolidated within Zillow Group’s condensed consolidated financial statements. As of March 31, 2021 and December 31, 2020, the total assets of the SPEs and titling trust were $573.6 million and $551.2 million, respectively, of which $471.9 million and $491.3 million are inventory, respectively, $83.2 million and $53.0 million are restricted cash, respectively, and $16.4 million and $3.9 million are accounts receivable, respectively. As of March 31, 2021 and December 31, 2020, the total liabilities of the SPEs and titling trust were $411.6 million and $372.5 million, respectively, of which $398.8 million and $361.2 million are credit facility borrowings, respectively, and $9.9 million and $10.8 million are accrued expenses, respectively.
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
The stated interest rate on our credit facilities is one-month LIBOR plus an applicable margin, and in certain cases include a LIBOR floor, as defined in the respective credit agreements. Our credit facilities include customary representations and warranties, provisions regarding events of default and covenants. The terms of these credit facilities and related financing documents require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth and leverage ratios. As of March 31, 2021, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the credit facilities are non-recourse to Zillow Group. Our credit facilities require that we establish, maintain and in certain circumstances that Zillow Group fund specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance reserves, tax reserves, renovation cost reserves and reserves for specially permitted liens. Amounts funded to these reserve accounts and the collection accounts have been classified within our condensed consolidated balance sheets as restricted cash.
Mortgages Segment
To provide capital for Zillow Home Loans, we utilize master repurchase agreements and a warehouse line of credit which are classified as current liabilities in our condensed consolidated balance sheets. The repurchase agreements and warehouse line of credit provide short-term financing between the issuance of a mortgage loan and when Zillow Home Loans sells the loan to an investor or directly to an agency. The following table summarizes certain details related to our repurchase agreements and warehouse line of credit (in thousands, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Credit Suisse AG, Cayman Islands	March 18, 2022	$300,000	2.50%
Citibank, N.A.	October 26, 2021	100,000	1.86%
Comerica Bank	June 26, 2021	100,000	3.01%
	Total	$500,000
On March 19, 2021, Zillow Home Loans amended its Credit Suisse AG, Cayman Islands (“Credit Suisse”) master repurchase agreement to increase the uncommitted total maximum borrowing capacity to $300.0 million with a maturity date of March 18, 2022. The repurchase agreement with Citibank, N.A. includes a committed amount of $25.0 million.

In accordance with the master repurchase agreements, Credit Suisse and Citibank, N.A. (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of March 31, 2021 and December 31, 2020, $189.9 million and $240.1 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
On February 4, 2021, Zillow Home Loans amended its Comerica Bank warehouse line of credit to increase the total maximum borrowing capacity to $100.0 million with a maturity date of June 26, 2021. The warehouse line of credit with Comerica Bank is committed.
Borrowings on the repurchase agreements and warehouse line of credit bear interest at the one-month LIBOR plus an applicable margin, and in certain cases include a LIBOR floor, as defined in the governing agreements, and are secured by residential mortgage loans held for sale. The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2021, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our warehouse line of credit and repurchase agreements, see Note 14 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Convertible Senior Notes
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in thousands, except interest rates):

						March 31, 2021		December 31, 2020
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Discount and Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$498,800	1.375%	8.10%	March 1, 2020	March 1; September 1	$146,723	$1,476,837	$152,434	$1,508,675
May 15, 2025	565,000	2.75%	10.32%	November 15, 2020	May 15; November 15	143,230	1,172,674	150,112	1,168,855
September 1, 2024	622,382	0.75%	7.69%	March 1, 2020	March 1; September 1	129,338	1,854,113	148,727	2,023,280
July 1, 2023	372,825	1.50%	6.99%	January 1, 2019	January 1; July 1	42,511	611,522	46,954	633,039
Total	$2,059,007					$461,802	$5,115,146	$498,227	$5,333,849

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$1,717	$5,226	$128	$7,071	$1,719	$4,824	$118	$6,661
May 15, 2025	3,884	6,533	349	10,766	—	—	—	—
September 1, 2024	1,238	8,410	289	9,937	1,248	7,861	267	9,376
July 1, 2023	1,401	3,950	386	5,737	1,402	3,697	361	5,460
December 1, 2021	—	—	—	—	2,300	4,911	508	7,719
December 15, 2020	—	—	—	—	66	—	—	66
Total	$8,240	$24,119	$1,152	$33,511	$6,735	$21,293	$1,254	$29,282

The convertible notes are senior unsecured obligations and are classified as long-term debt in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for each of the convertible senior notes.
The convertible senior notes maturing in 2026 (“2026 Notes”), 2025 (“2025 Notes”), 2024 (“2024 Notes”) and 2023 (“2023 Notes”) (together, the “Notes”) are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. The Notes will mature on their respective maturity date, unless earlier repurchased, redeemed or converted in accordance with their terms.
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

Each series of the Notes was convertible during the three months ended March 31, 2021, at the option of the holders. The following table summarizes the conversion activity for the Notes for the period presented (in thousands, except for share amounts):

	Three Months Ended March 31, 2021
	2023 Notes	2024 Notes	2026 Notes	Total
Aggregate principal amount converted	$925	$50,618	$1,200	$52,743
Shares of Class C capital stock issued upon conversion	11,789	1,163,352	27,579	1,202,720
Total fair value of consideration transferred (1)	$1,643	$153,925	$4,204	$159,772
Loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$841	$41,267	$883	$42,991
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	818	39,927	843	41,588
Loss on extinguishment of debt	$23	$1,340	$40	$1,403
Consideration allocated to the equity component	$802	$112,658	$3,321	$116,781

(1) Total fair value of consideration transferred includes the value of shares transferred to note holders using the daily volume weighted-average price of our Class C capital stock on the conversion date and an immaterial amount of cash paid in lieu of fractional shares.

(2) Consideration allocated to the liability component is based on the fair value of the liability component immediately prior to settlement, which was calculated using a discounted cash flow analysis with a market interest rate of a similar liability that does not have an associated convertible feature.
For more than 20 trading days during the 30 consecutive trading days ended March 31, 2021, the last reported sale price of our Class C capital stock exceeded 130% of the conversion price of each series of the Notes. Accordingly, each series of the Notes is convertible at the option of the holders from April 1 through June 30, 2021. The 2026 Notes and 2024 Notes were first convertible during the three months ended September 30, 2020, and the 2025 Notes and 2023 Notes were first convertible during the three months ended March 31, 2021.
For additional details related to our convertible senior notes, see Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Note 12. Income Taxes
We are subject to federal and state income taxes in the U.S. and federal and provincial income taxes in Canada. As of March 31, 2021 and December 31, 2020, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1.7 billion as of December 31, 2020, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $53.2 million (tax effected) as of December 31, 2020.
We recorded an income tax benefit of $2.9 million for the three months ended March 31, 2021, primarily related to state income taxes. We recorded an income tax benefit of $9.2 million for the three months ended March 31, 2020 primarily as a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 of our condensed consolidated financial statements.

Note 13. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2021 or December 31, 2020.
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
Equity Distribution Agreement
On February 17, 2021, we entered into an equity distribution agreement with certain sales agents and/or principals (the “Managers”), pursuant to which we may offer and sell from time to time, through the Managers, shares of our Class C capital stock, having an aggregate gross sales price of up to $1.0 billion, in such share amounts as we may specify by notice to the Managers, in accordance with the terms and conditions set forth in the equity distribution agreement.
The following table summarizes the activity pursuant to the equity distribution agreement for the period presented (in thousands, except share and per share amounts):

Three Months Ended March 31, 2021
Shares of Class C capital stock issued	3,163,502
Weighted-average issuance price per share	$174.0511
Gross proceeds (1)	$550,611
(1) Net proceeds were $544.6 million after deducting $6.1 million of commissions and other offering expenses incurred.
Note 14. Share-Based Awards
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2021:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	20,051,051	$42.68	7.22	$1,751,105
Granted	8,226,833	133.88
Exercised	(1,602,896)	38.15
Forfeited or cancelled	(373,388)	47.58
Outstanding at March 31, 2021	26,301,600	71.41	7.99	1,580,222
Vested and exercisable at March 31, 2021	9,411,270	39.23	6.05	851,494

The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2021	2020
Expected volatility	52%-55%	45%-48%
Expected dividend yield	—	—
Risk-free interest rate	0.57%-0.90%	0.87%-0.93%
Weighted-average expected life	4.50-5.75 years	5.00-5.50 years
Weighted-average fair value of options granted	$59.74	$20.75
As of March 31, 2021, there was a total of $638.0 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2021:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2021	7,316,557	$48.14
Granted	930,831	138.13
Vested	(813,471)	44.96
Forfeited	(162,972)	48.73
Unvested outstanding at March 31, 2021	7,270,945	60.01
As of March 31, 2021, there was a total of $411.1 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$2,386	$1,173
Sales and marketing	9,887	6,993
Technology and development	26,393	18,917
General and administrative	25,007	16,712
Total	$63,673	$43,795

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
Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and Class A common stock and Class C capital stock underlying unvested restricted stock units using the treasury stock method. Potential Class A common stock equivalents also include Class A common stock issuable upon conversion of the convertible notes due in 2020 using the if-converted method through the date of their last conversion in December 2020.
Prior to the second half of 2020, we intended to settle the principal amount of our outstanding convertible senior notes in cash and therefore used the treasury stock method to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.
Effective July 1, 2020, we can no longer assume cash settlement of the principal amount of these outstanding convertible notes, therefore share settlement is now presumed. On a prospective basis we have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted net income per share, if applicable. The following table presents the maximum number of shares and conversion price per share of Class C capital stock for each of the Notes based on the aggregate principal amount outstanding as of March 31, 2021 (in thousands, except per share amounts):

Maturity Date	Shares	Conversion Price per Share
September 1, 2026	11,464	$43.51
May 15, 2025	8,408	67.20
September 1, 2024	14,304	43.51
July 1, 2023	4,757	78.37

For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended March 31,
	2021	2020
Denominator for basic calculation	243,234	210,674
Effect of dilutive securities:
Option awards	12,437	—
Unvested restricted stock units	3,675	—
Denominator for dilutive calculation	259,346	210,674

For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted-average Class A common stock and Class C capital stock option awards outstanding	2,546	23,663
Weighted-average Class C capital stock restricted stock units outstanding	303	7,623
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	—	407
Class C capital stock issuable upon conversion of the 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes	39,834	—
Total Class A common stock and Class C capital stock equivalents	42,683	31,693

Note 16. Commitments and Contingencies
Interest Rate Lock Commitments
We have entered into IRLCs with prospective borrowers under our mortgage origination business whereby we commit to lend a certain loan amount under specific terms and at a specific interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. For additional information regarding our IRLCs, see Note 3 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2021 and 2030. For additional information regarding our lease agreements, see Note 13 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. As of March 31, 2021, the value of homes under contract that have not closed was $511.3 million.
Letters of Credit
As of March 31, 2021, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.4 million and $10.1 million, respectively, as of March 31, 2021 and December 31, 2020.

Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of March 31, 2021 or December 31, 2020.
In July 2015, VHT, Inc. (“VHT”) filed a complaint against us in the U.S. District Court for the Western District of Washington alleging copyright infringement of VHT’s images on the Zillow Digs site. In January 2016, VHT filed an amended complaint alleging copyright infringement of VHT’s images on the Zillow Digs site as well as the Zillow listing site. In December 2016, the court granted a motion for partial summary judgment that dismissed VHT’s claims with respect to the Zillow listing site. On February 9, 2017, a jury trial returned a verdict finding that the Company had infringed VHT’s copyrights in images displayed or saved to the Digs site. The jury awarded VHT $79,875 in actual damages and approximately $8.2 million in statutory damages. On June 20, 2017, the District Court granted certain of our post-trial motions, finding that VHT failed to present sufficient evidence to prove direct copyright infringement for a portion of the images, reducing the total damages to approximately $4.1 million. On March 15, 2019, after we filed an appeal with the Ninth Circuit Court of Appeals seeking review of the final judgment and certain prior rulings entered by the District Court, the Ninth Circuit Court of Appeals issued an opinion that, among other things, (i) affirmed the District Court’s grant of summary judgment in favor of Zillow on direct infringement of images on Zillow’s listing site, (ii) affirmed the district court’s grant in favor of Zillow of judgment notwithstanding the verdict on certain images that were displayed on the Zillow Digs site, (iii) remanded consideration of the issue whether VHT’s images on the Zillow Digs site were part of a compilation or individual photos, and (iv) vacated the jury’s finding of willful infringement. On October 7, 2019, the U.S. Supreme Court denied VHT’s petition for writ of certiorari seeking review of certain rulings by the Ninth Circuit Court of Appeals. On December 6, 2019, the Company filed a motion for summary judgment with the District Court seeking a ruling that VHT’s images are a compilation, or in the alternative, seeking a dismissal of the case based on a recent U.S. Supreme Court ruling. On May 8, 2020, the District Court denied the Company’s motion for summary judgment and granted VHT’s motion for summary judgment on the issue of whether the remaining photos were a compilation. On March 10, 2021, the District Court ordered a new trial relating to 2,700 images that the jury previously found that the Company had willfully infringed, and for which the court did not enter judgment, on the question of (i) whether the Company’s infringement was innocent, and (2) statutory damages. A trial date has been scheduled during the third quarter of 2021. We do not believe there is a reasonable possibility that a material loss will be incurred related to this lawsuit.

In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. On October 11, 2019, plaintiffs filed a motion for class certification which was granted by the District Court on October 28, 2020. On February 17, 2021, the Ninth Circuit Court of Appeals denied our petition for review of that decision. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We do not believe that there is a reasonable possibility that a material loss will be incurred related to this lawsuit.
In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the consolidated federal shareholder derivative complaint was denied. On May 18, 2020, we filed an answer in the consolidated federal derivative lawsuit. On August 24, 2020, we filed an answer in the consolidated state derivative matter. On February 16, 2021, the court in the consolidated state derivative matter stayed the action. On March 5, 2021, a new shareholder derivative lawsuit was filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices, alleging, among other things, violations of federal securities laws. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in this lawsuit. We do not believe that there is a reasonable possibility that a material loss will be incurred related to these derivative matters.

On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019, we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. We filed our answer with counterclaims in response to the amended complaint on June 11, 2020. On July 2, 2020, IBM filed a motion to dismiss our counterclaims. In response to IBM’s motion, on July 22, 2020, we filed an amended answer with counterclaims. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four inter partes review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted inter partes review proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents for which we filed an IPR. On April 21, 2021, we filed a request for rehearing of the PTAB decision denying institution. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to these IBM complaints; however, the possible loss or range of loss is not estimable.
On July 21, 2020, IBM filed a second action against us in the U.S. District Court for the Western District of Washington, alleging, among other things that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to these IBM complaints; however, the possible loss or range of loss is not estimable.
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
Note 17. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $7.7 million and $6.4 million, respectively, for the three months ended March 31, 2021 and 2020.

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
The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through Zillow Offers and the financial results from title and escrow services through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, dotloop and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Mortgages segment primarily includes financial results for mortgage originations and the sale of mortgages on the secondary market through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals.
Revenue and costs are directly attributed to our segments when possible. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit the other segments. These costs primarily include headcount-related expenses, general and administrative expenses including executive, finance, accounting, legal, human resources, recruiting and facilities costs, product development and data acquisition costs, costs related to operating our mobile applications and websites, and marketing and advertising costs. These costs are allocated to each segment based on the estimated benefit each segment receives from such expenditures.
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of income (loss) before income taxes by segment. This information is included in the following table for the periods presented (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$700,974	$—	$—	$769,112	$—	$—
Premier Agent	—	334,318	—	—	242,106	—
Other	3,178	112,010	—	761	88,560	—
Mortgages	—	—	67,960	—	—	25,282
Total revenue	704,152	446,328	67,960	769,873	330,666	25,282
Costs and expenses:
Cost of revenue	640,618	28,016	18,396	732,199	24,318	5,155
Sales and marketing	55,025	113,298	25,270	71,589	120,173	12,886
Technology and development	37,139	101,893	9,824	32,538	95,028	7,352
General and administrative	25,532	58,729	16,290	23,421	58,754	10,110
Impairment costs	—	—	—	—	73,900	2,900
Acquisition-related costs	—	817	—	—	—	—
Total costs and expenses (1)	758,314	302,753	69,780	859,747	372,173	38,403
Income (loss) from operations	(54,162)	143,575	(1,820)	(89,874)	(41,507)	(13,121)
Segment other income	—	—	1,732	—	—	202
Segment interest expense	(4,312)	—	(1,732)	(8,084)	—	(226)
Income (loss) before income taxes (2)	$(58,474)	$143,575	$(1,820)	$(97,958)	$(41,507)	$(13,145)

(1) The following table presents depreciation and amortization expense and share-based compensation expense for each of our segments for the periods presented (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$4,293	$22,799	$1,807	$3,575	$23,777	$1,674
Share-based compensation expense	$15,921	$41,392	$6,360	$11,304	$29,547	$2,944

(2) The following table presents the reconciliation of total segment income (loss) before income taxes to consolidated income (loss) before income taxes for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Total segment income (loss) before income taxes	$83,281	$(152,610)
Corporate interest expense	(33,511)	(29,282)
Corporate other income	707	9,391
Loss on extinguishment of debt	(1,403)	—
Consolidated income (loss) before income taxes	$49,074	$(172,501)
Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.
Note 19. Subsequent Events
Acquisition of ShowingTime.com, Inc.
As previously disclosed, in February 2021, we entered into a definitive agreement to acquire ShowingTime.com, Inc. (“ShowingTime”), a real estate showing software provider, for $500.0 million in cash, subject to certain adjustments, payable upon the closing of the acquisition. On April 19, 2021, each of Zillow Group and ShowingTime received a request from the U.S. Federal Trade Commission (the “FTC”) for additional information and documentary material (commonly referred to as a “Second Request”) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) in connection with our proposed acquisition of ShowingTime. The FTC’s Second Request extends the waiting period imposed under the HSR Act until 30 days after both Zillow Group and ShowingTime have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or voluntarily extended through an agreement among Zillow Group, ShowingTime and the FTC. We continue to cooperate with the FTC in its review of the proposed acquisition.
Amendment of Credit Facility Agreements
On April 7, 2021, certain wholly owned subsidiaries of Zillow Group amended and restated the credit agreement with Credit Suisse AG, Cayman Islands, in order to facilitate a titling trust structure. The credit facility will continue to be classified within current liabilities in our condensed consolidated balance sheets.
On April 14, 2021, certain wholly owned subsidiaries of Zillow Group amended and restated the credit agreement with Goldman Sachs Bank USA previously maturing on April 20, 2022 in order to facilitate a titling trust structure and extend the maturity date to October 21, 2022. The credit facility will continue to be classified within current liabilities in our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Reportable Segments and Revenue Overview
Zillow Group has three reportable segments: the Homes segment, the Internet, Media & Technology (“IMT”) segment and the Mortgages segment. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service and the financial results from the title and escrow services provided through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. The Mortgages segment primarily includes financial results for mortgage originations through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals.
The Homes segment primarily generates revenue through our Zillow Offers service from the resale of homes. Other Homes revenue relates to revenue associated with title and escrow services provided through Zillow Closing Services.
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
We also offer a pay for performance pricing model called “Flex” for Premier Agent and Premier Broker advertising services in limited markets. We offer this pricing model to select partners and provide it alongside our legacy market-based pricing model. With the Flex model, Premier Agents and Premier Brokers are provided with validated leads at no upfront cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads.
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

In our Mortgages segment, we primarily generate revenue through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
As of March 31, 2021, we had 5,868 full-time employees compared to 5,504 full-time employees as of December 31, 2020.
Financial Highlights
During the three months ended March 31, 2021, and 2020, we generated total revenue of $1.2 billion and $1.1 billion, respectively, representing year-over-year growth of 8%. The increase in total revenue was primarily attributable to:
•Premier Agent revenue increased by $92.2 million to $334.3 million for the three months ended March 31, 2021 compared to $242.1 million for the three months ended March 31, 2020.
•Other IMT revenue increased by $23.5 million to $112.0 million for the year ended March 31, 2021 compared to $88.6 million for the three months ended March 31, 2020, primarily due to a 46% increase in rentals revenue.
•Mortgages segment revenue increased by $42.7 million to $68.0 million for the three months ended March 31, 2021 compared to $25.3 million for the three months ended March 31, 2020, primarily due to an increase in revenue generated by Zillow Home Loans.
•Zillow Offers revenue decreased by $68.1 million to $701.0 million for the three months ended March 31, 2021 due to the sale of 1,965 homes at an average selling price of $356.7 thousand per home. For the three months ended March 31, 2020, Zillow Offers revenue was $769.1 million due to the sale of 2,394 homes at an average selling price of $321.3 thousand per home. As of March 31, 2021, Zillow Offers was operating in 25 metropolitan areas.
•Visits for the three months ended March 31, 2021 and 2020 were 2,511.2 million and 2,117.6 million, respectively, representing year-over-year growth of 19%. The increase in visits increased the number of events we monetized across our revenue categories.
•Average monthly unique users of our mobile applications and websites for the three months ended March 31, 2021 and 2020 were 220.5 million and 192.5 million, respectively, representing year-over-year growth of 15%.
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
We have taken meaningful actions to support our customers and partners throughout the pandemic. In 2020, we implemented a variety of relief initiatives to help them navigate their financial challenges. This included discounts provided to our Premier Agent advertisers and on certain of our other IMT and Mortgage marketplace products. In addition, we temporarily paused home buying in early 2020 in all markets in response to local public health orders and to help protect the safety and health of our employees, customers and partners. By early August 2020, we had resumed home buying in all paused Zillow Offers markets with enhanced health and safety protocols and increased usage of virtual technology. For more details on these initiatives, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
We have also taken action to promote the health and safety of our employees during the COVID-19 pandemic and we quickly transitioned the majority of our employees to work remotely and announced that most employees will have flexibility to work from home indefinitely. We have started re-opening our offices to employees on an as-needed basis and will begin welcoming employees to use certain office locations more widely in September 2021. We believe our offices will continue to provide our distributed workforce with a place to work, learn and collaborate in the future.
To preserve our liquidity in response to the COVID-19 pandemic, we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending during the first half of 2020. As our financial position has strengthened, we have gradually increased our hiring and marketing and advertising activities, and on March 11, 2021, we announced our plan to hire more than 2,000 employees nationwide in 2021.

Our liquidity has also been positively impacted by certain provisions included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020 and provides tax provisions and other stimulus measures to affected companies. Under the CARES Act, we are able to defer certain 2020 employer payroll tax payments until the fourth quarter of 2021 and 2022.
The effect and extent of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict. While we have seen recovery in our business and the business of our customers and real estate partners from the initial economic effects of the pandemic, the impact of the COVID-19 pandemic may continue to affect our financial results in 2021. The extent to which COVID-19 continues to impact our results and financial position will depend on future developments, which are uncertain and difficult to predict, including new information that may emerge concerning the severity of the COVID-19 pandemic, actions taken to contain it or address its impact and the availability and widespread distribution and use of effective vaccines.
Key Metrics
Management has identified visits, unique users, the number of homes sold through Zillow Offers and the volume of loans originated through Zillow Home Loans as relevant to investors’ and others’ assessment of our financial condition and results of operations. Both visits and unique users increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, reflecting the continued stabilization of the real estate market and our business. However, as the COVID-19 pandemic is ongoing, it may adversely impact the number of visits and unique users to our mobile applications and websites in the future.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
Visits	2,511.2	2,117.6	19%

Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our Homes segment and Mortgages segment revenue depend in part on users accessing our mobile applications and websites to engage in the sale, purchase and financing of homes with Zillow Offers and Zillow Home Loans, and our Premier Agent revenue and display revenue depend on advertisements being served to users of our mobile applications and websites.
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
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
Average monthly unique users	220.5	192.5	15%
Homes Sold
The number of homes sold through Zillow Offers is an important metric as it is an indicator of customers’ adoption of the Zillow Offers service as well as our ability to generate revenue through the service. Growth in the number of homes sold through Zillow Offers suggests increased adoption of the service by home buyers and generally results in growth in Homes segment revenue.
The following table presents the number of homes sold through Zillow Offers for the periods presented:

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
Number of homes sold	1,965	2,394	(18)%

Loan Origination Volume
Loan origination volume is an important metric as it is a measure of how successful we are at growing originations and subsequent sales of mortgage loan products through our mortgage origination business, Zillow Home Loans, which directly impacts our Mortgages segment revenue. Loan origination volume represents the total value of mortgage loan originations closed through Zillow Home Loans during the period.
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in thousands):

	Three Months Ended March 31,		2020 to 2021 % Change
	2021	2020
Purchase loan origination volume	$115,238	$112,221	3%
Refinance loan origination volume	1,051,807	24,809	4,140%
Total loan origination volume	$1,167,045	$137,030	752%
As we began presenting loan origination volume by purpose and in total for the three months ended March 31, 2021, the following table sets forth select historical loan origination data for each of the periods presented (in thousands):

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020
Purchase loan origination volume	$143,549	$163,728	$120,831
Refinance loan origination volume	687,104	353,360	147,475
Total loan origination volume	$830,653	$517,088	$268,306

Results of Operations
Given the remaining uncertainty surrounding the COVID-19 pandemic, financial performance for prior and current periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended March 31,		2020 to 2021		Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Revenue:
Homes segment:
Zillow Offers	$700,974	$769,112	$(68,138)	(9)%	58%	68%
Other	3,178	761	2,417	318	—	—
Total Homes segment revenue	704,152	769,873	(65,721)	(9)	58	68
IMT segment:
Premier Agent	334,318	242,106	92,212	38	27	22
Other	112,010	88,560	23,450	26	9	8
Total IMT segment revenue	446,328	330,666	115,662	35	37	29
Mortgages segment	67,960	25,282	42,678	169	6	2
Total revenue	$1,218,440	$1,125,821	$92,619	8%	100%	100%

Total revenue increased $92.6 million, or 8%, to $1,218.4 million:
•IMT segment revenue increased 35% to $446.3 million due to a $92.2 million, or 38%, increase in Premier Agent revenue and a $23.5 million, or 26%, increase in Other IMT revenue. Premier Agent revenue was positively impacted by an increase in visits, which increased 19% to 2,511.2 million. Premier Agent revenue per visit increased by 16% to $0.133 for the three months ended March 31, 2021 from $0.114 for the three months ended March 31, 2020. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs by the number of visits in the period. The increase in Premier Agent revenue per visit was driven primarily by continued strong demand across the residential real estate industry and increased consumer engagement across our mobile applications and websites. Additionally, in response to the COVID-19 pandemic, effective March 23, 2020 we offered Premier Agent advertisers who participated in our market-based pricing program a 50% discount on their next monthly bill. These discounts had the impact of decreasing Premier Agent revenue per visit for the three months ended March 31, 2020. Other IMT revenue increased primarily due to a 46% increase in revenue generated by our rentals marketplace. This was attributable to increased revenue from our pay per listing, pay per contact and rental applications products. We expect IMT segment revenue to increase in absolute dollars in future periods as a result of the expected continued expansion of our Flex pricing model and rentals products.
•Mortgages segment revenue increased 169% to $68.0 million primarily due to growth in mortgage originations revenue which drove 82% of the increase in Mortgages segment revenue, while growth in our Custom Quote and Connect advertising services revenue accounted for 18% of the increase in Mortgages segment revenue. The increase in mortgage originations revenue was primarily driven by an increase in loan origination volume from $137.0 million to $1.2 billion, or 752%, as well as a 6% increase in gain on sale margin. We believe low interest rates have supported strong refinance activity during the three months ended March 31, 2021. In the event interest rates increase in future periods, refinance activity may decrease as a percentage of total loan origination volume which may result in a decrease in absolute dollars in mortgage segment revenue in future periods. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments, and the provision for losses relating to representations and warranties. The increase in our Custom Quote and Connect advertising revenue was primarily due to a 46% increase in leads generated from marketing products sold to mortgage professionals.
•Homes segment revenue decreased 9% to $704.2 million, primarily due to a decrease of $68.1 million, or 9%, in Zillow Offers revenue. Zillow Offers revenue declined to $701.0 million due to the sale of 1,965 homes at an average selling price of $356.7 thousand per home, as compared to the sale of 2,394 homes at an average selling price of $321.3 thousand per home in the comparable prior year period. While we have resumed home buying in all Zillow Offers markets following our temporary pause in the first half of 2020, we are continuing to rebuild our inventory available for resale. We expect Zillow Offers revenue to increase in future periods as we expect to continue to increase our home buying and home selling activities across all markets.

Income (Loss) Before Income Taxes

					% of Revenue
	Three Months Ended March 31,		2020 to 2021		Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Income (loss) before income taxes:
Homes segment	$(58,474)	$(97,958)	$39,484	40%	(8)%	(13)%
IMT segment	143,575	(41,507)	185,082	446	32	(13)
Mortgages segment	(1,820)	(13,145)	11,325	86	(3)	(52)
Corporate items (1)	(34,207)	(19,891)	(14,316)	(72)	N/A	N/A
Total income (loss) before income taxes	$49,074	$(172,501)	$221,575	128%	4%	(15)%

(1) Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.
Income (loss) before income taxes increased by $221.6 million, or 128%, to income of $49.1 million, driven by:
•An increase in IMT segment income before income taxes of $185.1 million, or 446%, primarily due to an increase in IMT segment revenue of $115.7 million, as discussed above, and a decrease in impairment costs of $73.9 million, due to $68.6 million of the $71.5 million non-cash impairment recorded to the IMT segment related to the Trulia trade names and trademarks intangible asset and the $5.3 million non-cash impairment related to our October 2016 equity investment recognized during the three months ended March 31, 2020. The increase in IMT segment income before income taxes was also attributable to a decrease in data acquisition costs of $8.6 million and a decrease in marketing and advertising expenses of $8.4 million, partially offset by an increase in headcount-related expenses of $29.5 million, as discussed further below under the “Costs and Expenses and Other Items” subsection.
•A decrease in Homes segment loss before income taxes of $39.5 million, or 40%, resulting from a decrease of $101.4 million in Homes segment costs and expenses and a decrease of $3.8 million in interest expense, partially offset by a decrease of $65.7 million in Homes segment revenue. The decreases in these items was driven by the sale of 429 fewer homes during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as described above.
•A decrease in Mortgages segment loss before income taxes of $11.3 million, or 86%, primarily due to an increase in Mortgages segment revenue of $42.7 million driven by higher loan origination volume within our Zillow Home Loans business, as discussed above. This was partially offset by an increase in Mortgages segment costs and expenses of $31.4 million, driven primarily by increased headcount-related costs to support the growth in our Zillow Home Loans business.
•An increase in loss before income taxes for corporate items of $14.3 million to a loss of $34.2 million, primarily due to a decrease in other income of $8.7 million as a result of rebalancing of our investment portfolio to lower risk investments with generally lower yields in light of the COVID-19 pandemic, a $4.2 million increase in interest expense primarily associated with the May 2020 issuance of the convertible senior notes due in 2025, which was partially offset by the impact of the settlement of the convertible senior notes due in 2020 and 2021 during the three months ended December 31, 2020, and a $1.4 million increase in the loss on extinguishment of debt due to conversions of the convertible senior notes maturing in 2023, 2024 and 2026 which occurred during the three months ended March 31, 2021.

Adjusted EBITDA

					% of Revenue
	Three Months Ended March 31,		2020 to 2021		Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Net income (loss)	$51,964	$(163,273)	$215,237	132%	4%	(15)%
Adjusted EBITDA:
Homes segment	$(33,948)	$(74,995)	$41,047	55%	(5)%	(10)%
IMT segment	208,583	85,717	122,866	143	47	26
Mortgages segment	6,347	(5,603)	11,950	213	9	(22)
Total Adjusted EBITDA	$180,982	$5,119	$175,863	3435%	15%	—%

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
•Adjusted EBITDA does not reflect the loss on extinguishment of debt;
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

The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income (loss) on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in thousands, unaudited):

	Three Months Ended March 31, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$51,964
Income tax benefit	N/A	N/A	N/A	N/A	(2,890)
Income (loss) before income taxes	$(58,474)	$143,575	$(1,820)	$(34,207)	$49,074
Other income	—	—	(1,732)	(707)	(2,439)
Depreciation and amortization expense	4,293	22,799	1,807	—	28,899
Share-based compensation expense	15,921	41,392	6,360	—	63,673
Acquisition-related costs	—	817	—	—	817
Loss on extinguishment of debt	—	—	—	1,403	1,403
Interest expense	4,312	—	1,732	33,511	39,555
Adjusted EBITDA	$(33,948)	$208,583	$6,347	$—	$180,982

	Three Months Ended March 31, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Loss Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(163,273)
Income tax benefit	N/A	N/A	N/A	N/A	(9,228)
Loss before income taxes	$(97,958)	$(41,507)	$(13,145)	$(19,891)	$(172,501)
Other income	—	—	(202)	(9,391)	(9,593)
Depreciation and amortization expense	3,575	23,777	1,674	—	29,026
Share-based compensation expense	11,304	29,547	2,944	—	43,795
Impairment costs	—	73,900	2,900	—	76,800
Interest expense	8,084	—	226	29,282	37,592
Adjusted EBITDA	$(74,995)	$85,717	$(5,603)	$—	$5,119

(1) We use income (loss) before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net income (loss) and income tax benefit are calculated and presented only on a consolidated basis within our financial statements.

(2) Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Costs and Expenses and Other Items

					% of Total Revenue
	Three Months Ended March 31,		2020 to 2021		Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Cost of revenue (exclusive of amortization) (1)	$687,030	$761,672	$(74,642)	(10)%	56%	68%
Sales and marketing	193,593	204,648	(11,055)	(5)	16	18
Technology and development	148,856	134,918	13,938	10	12	12
General and administrative	100,551	92,285	8,266	9	8	8
Impairment costs	—	76,800	(76,800)	(100)	0	7
Acquisition-related costs	817	—	817	N/A	—	0
Total costs and expenses	1,130,847	1,270,323	(139,476)	(11)	93	113
Loss on extinguishment of debt	(1,403)	—	(1,403)	N/A	—	0
Other income	2,439	9,593	(7,154)	(75)	—	1
Interest expense	(39,555)	(37,592)	(1,963)	(5)	(3)	(3)
Income tax benefit	2,890	9,228	(6,338)	(69)	—	1
(1) Amortization of website development costs and intangible assets included in technology and development was $20.8 million and $17.2 million for the three months ended March 31, 2021 and 2020, respectively.

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
Cost of revenue decreased by $74.6 million, or 10%, due primarily to a decrease of $91.6 million in our Homes segment, partially offset by increases of $13.2 million and $3.7 million within the Mortgages and IMT segments, respectively.
The decrease in cost of revenue in our Homes segment was driven primarily by a decrease of $92.7 million in home acquisition and renovation costs due to the decrease in the number of homes sold from 2,394 during the three months ended March 31, 2020 to 1,965 during the three months ended March 31, 2021. See further discussion on the decrease in the number of homes sold under the “Revenue” subsection above. We expect cost of revenue for the Homes segment to increase in absolute dollars in future periods as we accelerate home buying and selling through our Zillow Offers business.
The increase in cost of revenue in the Mortgages segment was primarily attributable to an increase in headcount-related expenses of $5.7 million and an increase in lead acquisition costs of $4.7 million associated with growth in our Zillow Home Loans business, as discussed above. We expect cost of revenue for our Mortgages segment to increase in absolute dollars in future periods due to an increase in lead acquisition costs to support the growth of our Zillow Home Loans business.
We expect cost of revenue for our IMT segment to increase in absolute dollars in future periods to support the expected growth in revenue as discussed above.

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
Sales and marketing expenses decreased $11.1 million, or 5%, due primarily to decreases of $16.6 million in our Homes segment and $6.9 million in our IMT segment, partially offset by a $12.4 million increase in our Mortgages segment.
The decrease in sales and marketing expenses in the Homes segment was primarily attributable to an $8.0 million decline in home holding and selling costs driven by the reduction in the number of homes sold during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as discussed above. Further, during the three months ended March 31, 2020, Homes segment sales and marketing expenses included $5.7 million in expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic. We expect sales and marketing expenses within the Homes segment to increase in absolute dollars in future periods as we accelerate our Zillow Offers business. Sales and marketing expenses in our Homes segment included $3.9 million and $5.3 million in holding costs for the three months ended March 31, 2021 and 2020, respectively.
The decrease in sales and marketing expenses in the IMT segment was primarily attributable to an $8.4 million reduction in marketing and advertising costs, a $2.7 million decline in depreciation and amortization expense and a $2.2 million decline in travel expenses. The decreases in IMT segment sales and marketing expenses were partially offset by an increase in headcount-related expenses, including share-based compensation expense, of approximately $7.1 million. Marketing and advertising costs for the three months ended March 31, 2021 were lower than the comparable prior year period due to our pause in most discretionary spending in the first half of 2020 in response to the COVID-19 pandemic. We expect IMT sales and marketing expenses to increase in absolute dollars in future periods as we continue to increase our marketing and advertising activities.
The increase in sales and marketing expenses in the Mortgages segment was primarily attributable to a $10.4 million increase in headcount-related expenses associated with growth of our Zillow Home Loans business.
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
Technology and development expenses increased $13.9 million, or 10%, due to increases of $6.9 million in our IMT segment, $4.6 million in our Homes segment and $2.5 million in our Mortgages segment.
The increase in technology and development expenses within the IMT segment was primarily attributable to an increase of $15.0 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our businesses, partially offset by a decrease of $8.6 million in data acquisition costs. We expect technology and development expenses for our IMT segment to increase in absolute dollars in future periods due to expected increases in headcount.
The increase in technology and development expenses within the Homes segment was primarily attributable to an increase of $4.7 million in headcount-related expenses, including share-based compensation expense, as we have grown our teams to support the continued expected growth in the Homes segment.

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
General and administrative expenses increased $8.3 million, or 9%, due to increases of $6.2 million in our Mortgages segment and $2.1 million in our Homes segment. IMT segment general and administrative expenses remained relatively flat quarter over quarter.
The increase in Mortgages segment general and administrative expenses was primarily due to a $5.1 million increase in headcount-related expenses, including share-based compensation expense, associated with the growth of our Zillow Home Loans business. While IMT segment general and administrative expenses remained relatively flat, there was a $6.2 million increase in headcount expenses driven by continued investment in our IMT segment products and services, offset primarily by decreases of $3.1 million in legal expenses and $1.2 million in business-related taxes.
We expect general and administrative expenses to increase in absolute dollars in future periods for all of our segments due to increased headcount expenses required to support the growth of our businesses.
Impairment Costs
We did not record any impairment costs for the three months ended March 31, 2021. Impairment costs for the three months ended March 31, 2020 consist of a $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset and a $5.3 million non-cash impairment related to our October 2016 equity investment. For additional information about the impairments, see Note 9 and Note 10 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Loss on Extinguishment of Debt
We recorded a $1.4 million loss on extinguishment of debt during the three months ended March 31, 2021 associated with conversions of the convertible senior notes maturing in 2023, 2024 and 2026. For additional information on the loss on extinguishment, see Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.
Other income decreased $7.2 million, or 75%, primarily due to a decrease in corporate other income not directly attributable to our segments driven by a rebalancing of our investment portfolio to lower risk investments with generally lower yields in light of the COVID-19 pandemic. We expect other income related to investment portfolio returns to remain relatively low for the foreseeable future as interest rates are currently projected to remain low.
Interest Expense
Our corporate interest expense consists of interest on our convertible senior notes and also includes the amortization of the debt discount and deferred issuance costs for the convertible senior notes. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for stated interest rates and interest payment dates for each of our convertible senior notes.
For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on the credit facilities related to our Zillow Offers business. Borrowings on these credit facilities bear interest at the one-month London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin, and in certain cases are subject to a LIBOR floor, as defined in the credit agreements.
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

Interest expense increased $2.0 million, or 5%, due to a $4.2 million increase in corporate interest expense not attributable to any of our segments, partially offset by a $3.8 million decrease in interest expense related to our Homes segment.
The increase in corporate interest expense not attributable to any of our segments was primarily due to the May 2020 issuance of the 2025 Notes, partially offset by the settlement of the convertible senior notes due in 2020 and 2021 in the three months ended December 31, 2020. The decrease in Homes segment interest expense was primarily attributable to the reduced number of homes financed on our credit facilities, as described above. We expect interest expense to increase in absolute dollars in future periods due to expected growth in our homes inventory as we grow our Zillow Offers business.
Income Taxes
We are subject to federal and state income taxes in the U.S. and federal and provincial income taxes in Canada. As of March 31, 2021 and December 31, 2020, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. Therefore, no material current tax liability or expense has been recorded in the condensed consolidated financial statements. We have accumulated federal tax losses of approximately $1.7 billion as of December 31, 2020, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $53.2 million (tax effected) as of December 31, 2020.
We recorded an income tax benefit of $2.9 million for the three months ended March 31, 2021, primarily related to state income taxes. We recorded an income tax benefit of $9.2 million for the three months ended March 31, 2020 primarily as a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents, investments and restricted cash of $4.8 billion and $4.0 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and municipal securities. Investments consist of fixed income securities, which include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit. Restricted cash consists of amounts funded to the reserve and collection accounts related to our credit facilities, amounts held in escrow related to funding home purchases in our mortgage origination business and amounts held in escrow related to our Zillow Closing Services business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of March 31, 2021, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
To preserve our liquidity in response to the COVID-19 pandemic, we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending during the first half of 2020. As our financial position has strengthened, we have gradually increased our hiring and marketing and advertising activities, and on March 11, 2021, we announced our plan to hire more than 2,000 employees nationwide in 2021. Additionally, we temporarily paused home buying through Zillow Offers in March of 2020 and resumed home buying activities in all markets in early August 2020. As of March 31, 2021, Zillow Offers is available in 25 markets.
Our liquidity has been positively impacted by certain provisions included in the CARES Act which provides tax provisions and other stimulus measures to affected companies. Under the CARES Act, we expect to defer certain 2020 employer payroll tax payments until the fourth quarter of 2021 and 2022. During 2020, we deferred a total of $23.8 million of such payments.
On February 17, 2021, we entered into an equity distribution agreement with certain sales agents and/or principals (the “Managers”), pursuant to which we may offer and sell from time to time, through the Managers, shares of our Class C capital stock, having an aggregate gross sales price of up to $1.0 billion, in such share amounts as we may specify by notice to the Managers, in accordance with the terms and conditions set forth in the equity distribution agreement. During the three months ended March 31, 2021, we issued and sold 3,163,502 shares of our Class C capital stock for total proceeds of $550.6 million and net proceeds of $544.6 million, after deducting $6.1 million of commissions and other offering expenses incurred. For additional information regarding the Equity Distribution Agreement, see Note 13 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

In February 2021, we entered into a definitive agreement to acquire ShowingTime.com, Inc. (“ShowingTime”), a real estate showing software provider, for $500.0 million in cash, subject to adjustments, payable upon the closing of the acquisition. On April 19, 2021, each of Zillow Group and ShowingTime received a request from the U.S. Federal Trade Commission (the “FTC”) for additional information and documentary material (commonly referred to as a “Second Request”) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) in connection with our proposed acquisition of ShowingTime. The FTC’s Second Request extends the waiting period imposed under the HSR Act until 30 days after both Zillow Group and ShowingTime have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or voluntarily extended through an agreement among Zillow Group, ShowingTime and the FTC.
Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes has a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We primarily use debt financing through credit facilities to fund a portion of the purchase price of homes and certain related costs. As previously noted, due to the temporary pause in Zillow Offers home buying activities in response to the COVID-19 pandemic in 2020, we temporarily experienced a decrease in the amounts drawn on our credit facilities as we reduced the number of homes financed. We expect home financing to accelerate in future periods as we continue to grow our home buying in all Zillow Offers markets. As of March 31, 2021, we have $398.8 million of total outstanding borrowings on credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1.5 billion.
Zillow Home Loans continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. As of March 31, 2021, we have $263.3 million of total outstanding borrowings on our warehouse line of credit and master repurchase agreement with a total maximum borrowing capacity of $500.0 million.
As of March 31, 2021, we have outstanding a total of $2.1 billion aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually.
For additional information regarding our debt, see Note 11 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The following table presents selected cash flow data for the periods presented (in thousands, unaudited):

	Three Months Ended March 31,
	2021	2020
Cash Flow Data:
Net cash provided by operating activities	$241,658	$301,990
Net cash provided by investing activities	904,334	254,341
Net cash provided by (used in) financing activities	597,548	(163,102)
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

For the three months ended March 31, 2021, net cash provided by operating activities was $241.7 million. This was primarily driven by net income of $52.0 million, adjusted by share-based compensation expense of $63.7 million, depreciation and amortization expense of $28.9 million, amortization of debt discount and debt issuance costs of $25.3 million, amortization of contract cost assets of $10.1 million, amortization of right of use assets of $7.4 million, a loss on disposal of property and equipment and other assets of $4.4 million, amortization of bond premium of $4.0 million, and a loss on extinguishment of debt of $1.4 million. This was partially offset by a $2.9 million change in deferred income taxes. Changes in operating assets and liabilities increased cash provided by operating activities by $47.3 million. The changes in operating assets and liabilities are primarily related to a $56.4 million decrease in mortgage loans held for sale, a $24.9 million increase in accrued expenses and other liabilities driven by the timing of payments, an $18.9 million decrease in inventory due to the sale of homes through Zillow Offers outpacing home purchases for the three months ended March 31, 2021, a $5.2 million increase in deferred revenue, and a $2.2 million increase in accrued compensation and benefits. These changes were partially offset by a $28.6 million increase in prepaid expenses and other current assets due to timing of payments and an increase in our contract assets. The increase in contract assets was primarily associated with increased revenue from our Premier Agent Flex pricing model. The changes were further offset by a $12.6 million increase in accounts receivable due to an increase in revenue from products and services billed in arrears, a $9.6 million increase in contract cost assets due primarily to capitalized sales commissions, a $6.8 million decrease in lease liabilities, a $2.2 million decrease in accounts payable and a $0.4 million decrease in other long-term liabilities.
For the three months ended March 31, 2020, net cash provided by operating activities was $302.0 million. This was primarily driven by a net loss of $163.3 million, adjusted by non-cash impairment costs of $76.8 million, share-based compensation expense of $43.8 million, depreciation and amortization expense of $29.0 million, amortization of debt discount and debt issuance costs of $22.5 million, a $9.2 million change in deferred income taxes, amortization of contract cost assets of $8.4 million, amortization of right of use assets of $6.5 million and a loss on disposal of property and equipment of $2.0 million. Changes in operating assets and liabilities increased cash provided by operating activities by $285.0 million. The changes in operating assets and liabilities are primarily related to a $302.6 million decrease in inventory due to the sale of homes and a decrease in home purchases through Zillow Offers during the three months ended March 31, 2020, a $9.8 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $7.7 million increase in accounts payable and a $4.6 million increase in accrued expenses and other liabilities driven by the timing of payments, a $5.3 million increase in accounts receivable due primarily to an increase in revenue, a $5.0 million decrease in accrued compensation and benefits, a $4.4 million decrease in deferred revenue and a $2.9 million increase in prepaid expenses and other current assets driven primarily by the timing of payments.
Cash Flows Provided By Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the three months ended March 31, 2021, net cash provided by investing activities was $904.3 million. This was the result of $920.3 million of proceeds from the maturity of investments and $16.0 million of purchases of property and equipment and intangible assets.
For the three months ended March 31, 2020, net cash provided by investing activities was $254.3 million. This was the result of $291.8 million of net proceeds from maturities and sales of investments and $37.5 million of purchases for property and equipment and intangible assets.
Cash Flows Provided By (Used In) Financing Activities
Net cash provided by financing activities has primarily resulted from net proceeds from the issuance of convertible notes, net proceeds from equity offerings, the exercise of employee option awards and equity awards withheld for tax liabilities, proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers and proceeds from borrowings on our warehouse line of credit and the master repurchase agreements related to Zillow Home Loans.
For the three months ended March 31, 2021, cash provided by financing activities was $597.5 million, which was primarily related to the $544.6 million in proceeds from the sale of 3,163,502 shares of Class C capital stock under our equity distribution agreement, $61.1 million of proceeds from the exercise of option awards, and $37.7 million of net borrowings on our credit facilities related to Zillow Offers. These cash inflows were partially offset by $45.7 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $10.4 million as of March 31, 2021. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 16 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under the subsection titled “Surety Bonds”.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of March 31, 2021 (in thousands, unaudited):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

2024 Notes (1)	$622,382	$—	$—	$622,382	$—
Interest on 2024 Notes (2)	15,949	4,668	9,336	1,945	—
Homes segment credit facilities (3)	398,836	398,836	—	—	—
Mortgages segment credit facilities (4)	263,339	263,339	—	—	—
Homes under contract (5)	511,253	511,253	—	—	—
Total contractual obligations	$1,811,759	$1,178,096	$9,336	$624,327	$—
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
As of March 31, 2021, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.4 million and $10.1 million as of March 31, 2021 and December 31, 2020, respectively.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, municipal securities, U.S. government agency securities, treasury bills and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
Our convertible senior notes bear interest at fixed rates. Thus, we have no related direct financial statement risk associated with changes in interest rates. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of March 31, 2021 (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$498,800	1.375%
May 15, 2025	565,000	2.75%
September 1, 2024	622,382	0.75%
July 1, 2023	372,825	1.50%
	$2,059,007
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities that provide capital for Zillow Offers. As of March 31, 2021 and December 31, 2020, we had outstanding $398.8 million and $361.2 million, respectively, of borrowings on these credit facilities which bear interest at a floating rate based on the one-month LIBOR plus an applicable margin, and in certain cases a LIBOR floor. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $4.0 million and $3.6 million as of March 31, 2021 and December 31, 2020, respectively.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. As of March 31, 2021 and December 31, 2020, we had outstanding $263.3 million and $309.0 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreements which bear interest at a floating rate based on LIBOR plus an applicable margin, and in certain cases include a LIBOR floor. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreements by approximately $2.6 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 16 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2021.

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

Dated: May 4, 2021	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer