Form 10-Q
period 2021-06-30
ZILLOW GROUP, INC.
filed 2021-08-05
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2021, 61,349,554 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 185,989,162 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2021

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2020, including, but not limited to:
•the impact of the COVID-19 pandemic (including variants) or other public health crises and any associated economic downturn on our future financial position, operations and financial performance;
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
•the satisfaction of conditions precedent to the closing of Zillow Group’s proposed acquisition of ShowingTime.com, Inc., including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act or Zillow Group’s timing agreement with ShowingTime.com, Inc. and the U.S. Federal Trade Commission;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,713,156	$1,703,130
Short-term investments	880,875	2,218,108
Accounts receivable, net of allowance for doubtful accounts of $3,955 and $3,427 at June 30, 2021 and December 31, 2020, respectively	101,927	69,940
Mortgage loans held for sale	171,450	330,758
Inventory	1,169,601	491,293
Prepaid expenses and other current assets	107,687	75,846
Restricted cash	141,024	75,805
Total current assets	6,285,720	4,964,880
Contract cost assets	47,938	50,719
Property and equipment, net	189,950	196,152
Right of use assets	175,058	187,960
Goodwill	1,984,907	1,984,907
Intangible assets, net	81,362	94,767
Other assets	10,486	7,175
Total assets	$8,775,421	$7,486,560
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,640	$18,974
Accrued expenses and other current liabilities	175,876	94,487
Accrued compensation and benefits	55,564	47,666
Borrowings under credit facilities	987,832	670,209
Deferred revenue	53,547	48,995
Lease liabilities, current portion	27,963	28,310
Convertible senior notes, current portion	330,095	—
Total current liabilities	1,646,517	908,641
Lease liabilities, net of current portion	193,891	207,723
Convertible senior notes, net of current portion	1,276,487	1,613,523
Other long-term liabilities	14,411	14,857
Total liabilities	3,131,306	2,744,744
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 61,349,434 and 61,101,303 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 181,296,050 and 173,207,170 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	18	17
Additional paid-in capital	6,721,435	5,880,883
Accumulated other comprehensive income	305	164
Accumulated deficit	(1,077,650)	(1,139,255)
Total shareholders’ equity	5,644,115	4,741,816
Total liabilities and shareholders’ equity	$8,775,421	$7,486,560
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Homes	$777,145	$454,252	$1,481,297	$1,224,125
IMT	476,090	280,339	922,418	611,005
Mortgages	56,745	33,761	124,705	59,043
Total revenue	1,309,980	768,352	2,528,420	1,894,173
Cost of revenue:
Homes	707,522	434,900	1,352,125	1,170,659
IMT	43,444	45,354	90,481	95,407
Mortgages	20,619	7,229	40,299	13,815
Total cost of revenue	771,585	487,483	1,482,905	1,279,881
Gross profit	538,395	280,869	1,045,515	614,292
Operating expenses:
Sales and marketing	229,434	160,667	427,389	369,111
Technology and development	128,463	97,507	248,764	197,988
General and administrative	115,102	85,380	215,556	177,580
Impairment costs	—	—	—	76,800
Acquisition-related costs	3,671	—	4,488	—
Total operating expenses	476,670	343,554	896,197	821,479
Income (loss) from operations	61,725	(62,685)	149,318	(207,187)
Gain (loss) on extinguishment of debt	(931)	6,391	(2,334)	6,391
Other income	1,587	10,115	4,026	19,708
Interest expense	(39,430)	(37,590)	(78,985)	(75,182)
Income (loss) before income taxes	22,951	(83,769)	72,025	(256,270)
Income tax benefit (expense)	(13,310)	(679)	(10,420)	8,549
Net income (loss)	$9,641	$(84,448)	$61,605	$(247,721)
Net income (loss) per share:
Basic	$0.04	$(0.38)	$0.25	$(1.15)
Diluted	$0.04	$(0.38)	$0.24	$(1.15)
Weighted-average shares outstanding:
Basic	248,152	219,467	245,763	215,070
Diluted	261,496	219,467	260,484	215,070
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$9,641	$(84,448)	$61,605	$(247,721)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(178)	(2,806)	83	796
Reclassification adjustment for net investment (gains) losses included in net loss	—	(62)	—	372
Net unrealized gains (losses) on investments	(178)	(2,868)	83	1,168
Currency translation adjustments	29	107	58	17
Total other comprehensive income (loss)	(149)	(2,761)	141	1,185
Comprehensive income (loss)	$9,492	$(87,209)	$61,746	$(246,536)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2021	247,307,862	$25	$6,596,850	$(1,087,291)	$454	$5,510,038
Issuance of common and capital stock upon exercise of stock options	388,564	—	14,536	—	—	14,536
Vesting of restricted stock units	779,093	—	—	—	—	—
Restricted stock units withheld for tax liability	(19)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	93,347	—	—	93,347
Settlement of convertible senior notes	387,431	—	16,704	—	—	16,704
Net income	—	—	—	9,641	—	9,641
Other comprehensive loss	—	—	—	—	(149)	(149)
Balance at June 30, 2021	248,862,931	$25	$6,721,435	$(1,077,650)	$305	$5,644,115

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2020	212,913,139	$22	$4,551,866	$(1,140,413)	$4,286	$3,415,761
Issuance of common and capital stock upon exercise of stock options	3,117,483	—	92,783	—	—	92,783
Vesting of restricted stock units	775,249	—	—	—	—	—
Restricted stock units withheld for tax liability	(6)	—	—	—	—	—
Share-based compensation expense	—	—	57,171	—	—	57,171
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	8,800,000	1	411,522	—	—	411,523
Equity component of issuance of convertible senior notes maturing in 2025, net of issuance costs	—	—	154,813	—	—	154,813
Settlement of convertible senior notes	753,936	—	(21,784)	—	—	(21,784)
Unwind of capped call transactions	(317,865)	—	—	—	—	—
Net loss	—	—	—	(84,448)	—	(84,448)
Other comprehensive loss	—	—	—	—	(2,761)	(2,761)
Balance at June 30, 2020	226,041,936	$23	$5,246,371	$(1,224,861)	$1,525	$4,023,058

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	240,525,920	$24	$5,880,883	$(1,139,255)	$164	$4,741,816
Issuance of common and capital stock upon exercise of stock options	1,991,460	—	75,685	—	—	75,685
Vesting of restricted stock units	1,592,564	—	—	—	—	—
Restricted stock units withheld for tax liability	(641)	—	(126)	—	—	(126)
Share-based compensation expense	—	—	160,733	—	—	160,733
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	3,163,502	1	544,557	—	—	544,558
Settlement of convertible senior notes	1,590,151	—	59,703	—	—	59,703
Unwind of capped call transactions	(25)	—	—	—	—	—
Net income	—	—	—	61,605	—	61,605
Other comprehensive income	—	—	—	—	141	141
Balance at June 30, 2021	248,862,931	$25	$6,721,435	$(1,077,650)	$305	$5,644,115

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2020	209,066,855	$21	$4,412,200	$(977,140)	$340	$3,435,421
Issuance of common and capital stock upon exercise of stock options	6,324,858	1	184,984	—	—	184,985
Vesting of restricted stock units	1,414,158	—	—	—	—	—
Restricted stock units withheld for tax liability	(6)	—	—	—	—	—
Share-based compensation expense	—	—	104,636	—	—	104,636
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	8,800,000	1	411,522	—	—	411,523
Equity component of issuance of convertible senior notes maturing in 2025, net of issuance costs	—	—	154,813	—	—	154,813
Settlement of convertible senior notes	753,936	—	(21,784)	—	—	(21,784)
Unwind of capped call transactions	(317,865)	—	—	—	—	—
Net loss	—	—	—	(247,721)	—	(247,721)
Other comprehensive income	—	—	—	—	1,185	1,185
Balance at June 30, 2020	226,041,936	$23	$5,246,371	$(1,224,861)	$1,525	$4,023,058
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$61,605	$(247,721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,882	55,199
Share-based compensation	152,068	96,146
Amortization of right of use assets	12,902	12,731
Amortization of contract cost assets	20,188	17,070
Amortization of debt discount and debt issuance costs	50,372	47,746
Loss (gain) on extinguishment of debt	2,334	(6,391)
Impairment costs	—	76,800
Deferred income taxes	—	(8,549)
Other adjustments to reconcile net income (loss) to cash provided by (used in) operating activities	8,271	(975)
Changes in operating assets and liabilities:
Accounts receivable	(32,811)	(1,487)
Mortgage loans held for sale	159,308	(38,514)
Inventory	(677,746)	701,145
Prepaid expenses and other assets	(35,788)	(771)
Contract cost assets	(17,407)	(19,608)
Lease liabilities	(14,179)	(495)
Accounts payable	2,676	7,504
Accrued expenses and other current liabilities	80,819	(8,741)
Accrued compensation and benefits	7,898	(3,285)
Deferred revenue	4,552	4,767
Other long-term liabilities	(446)	10,049
Net cash provided by (used in) operating activities	(157,502)	692,620
Investing activities
Proceeds from maturities of investments	1,329,552	701,266
Proceeds from sales of investments	—	116,394
Purchases of investments	—	(1,026,233)
Purchases of property and equipment	(24,137)	(54,653)
Purchases of intangible assets	(10,407)	(11,408)
Proceeds from sale of equity investment	—	10,000
Net cash provided by (used in) investing activities	1,295,008	(264,634)
Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	553,282
Proceeds from issuance of Class C capital stock, net of issuance costs	544,557	411,522
Proceeds from borrowings on credit facilities	610,118	43,200
Repayments of borrowings on credit facilities	(146,839)	(617,506)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	(145,656)	39,387
Repurchase of convertible senior notes	—	(194,670)
Proceeds from exercise of stock options	75,685	184,984
Value of equity awards withheld for tax liability	(126)	—
Net cash provided by financing activities	937,739	420,199
Net increase in cash, cash equivalents and restricted cash during period	2,075,245	848,185
Cash, cash equivalents and restricted cash at beginning of period	1,778,935	1,230,909
Cash, cash equivalents and restricted cash at end of period	$3,854,180	$2,079,094
Supplemental disclosures of cash flow information
Cash paid for interest	$27,773	$29,201
Noncash transactions:
Capitalized share-based compensation	$8,665	$8,490
Write-off of fully depreciated property and equipment	$24,345	$6,942
Write-off of fully amortized intangible assets	$3,782	$—
Property and equipment purchased on account	$1,352	$5,305
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic (including variants) and the availability and widespread distribution and use of effective vaccines; rates of revenue growth; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; the satisfaction of conditions precedent to the closing of our proposed acquisition of ShowingTime.com, Inc., including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act or Zillow Group’s timing agreement with ShowingTime.com, Inc. and the U.S. Federal Trade Commission; our ability to manage advertising inventory or pricing; engagement and usage of our products; our investment of resources to pursue strategies that may not prove effective; competition in our markets; the stability of the residential real estate market and the impact of interest rate changes; changes in technology, products, markets or services by us or our competitors; addition or loss of significant customers; our ability to maintain or establish relationships with listings and data providers; our ability to obtain or maintain licenses and permits to support our current and future businesses; actual or anticipated changes to our products and services; changes in government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2021 and our results of operations, comprehensive income (loss) and shareholders’ equity for the three and six month periods ended June 30, 2021 and 2020, and our cash flows for the six month periods ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.
Reclassifications
Certain reclassifications have been made in the condensed consolidated statements of operations to conform data for prior periods to the current format. Beginning with the three and six month periods ended June 30, 2021, we present a gross profit subtotal in our condensed consolidated statements of operations, which requires certain depreciation expense and amortization expense to be included within cost of revenue. We believe the presentation of gross profit is preferable as it facilitates investors’ ability to model across our segments and enhances comparability with our public company peers. To effect the presentation of gross profit, we present the amortization expense for certain intangible assets and data acquisition costs within cost of revenue and have reclassified certain amounts in prior periods in the condensed consolidated statements of operations from technology and development expenses to cost of revenue. Additionally, we reclassified the amortization expense for trade names and trademarks and customer relationship intangible assets from technology and development expenses to sales and marketing expenses. This change has no impact on income (loss) from operations or net income (loss).
Amounts previously reported in the condensed consolidated statements of operations for the periods presented were revised herein as shown below (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Reported	As Revised	Effect of Change	As Reported	As Revised	Effect of Change
Cost of revenue:
Homes	$431,788	$434,900	$3,112	$1,163,987	$1,170,659	$6,672
IMT	23,387	45,354	21,967	47,705	95,407	47,702
Mortgages	5,896	7,229	1,333	11,051	13,815	2,764
Total cost of revenue	461,071	487,483	26,412	1,222,743	1,279,881	57,138
Operating expenses:
Sales and marketing	155,598	160,667	5,069	360,246	369,111	8,865
Technology and development	128,857	97,507	(31,350)	263,775	197,988	(65,787)
General and administrative	85,511	85,380	(131)	177,796	177,580	(216)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, the net realizable value of inventory, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, business combinations and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The COVID-19 pandemic has introduced additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. We expect to adopt this guidance on January 1, 2022. Although we continue to evaluate the method of adoption and impact of this guidance on our financial position and results of operations, upon adoption we expect this guidance to result in a reclassification of conversion feature balances from additional paid-in capital to debt and to decrease reported interest expense for our convertible senior notes.
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
Note 3. Fair Value Measurements
We apply the following methods and assumptions in estimating our fair value measurements:
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
Restricted cash — The carrying value of restricted cash approximates fair value due to the short period of time amounts are borrowed on our credit facilities, home sales proceeds are held in restricted accounts for repayment of our credit facilities and amounts are held in escrow (Level 1).
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
The following table presents the range and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	June 30, 2021	December 31, 2020
Range	47% - 100%	47% - 100%
Weighted-average	79%	75%
Forward contracts — The fair value of mandatory loan sales commitments and derivative instruments such as forward sales of mortgage-backed securities that are utilized as economic hedging instruments is calculated by reference to quoted prices for similar assets (Level 2).
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,494,642	$3,494,642	$—	$—
Short-term investments:
U.S. government agency securities	829,925	—	829,925	—
Treasury bills	44,988	—	44,988	—
Municipal securities	5,962	—	5,962	—
Mortgage origination-related:
Mortgage loans held for sale	171,450	—	171,450	—
IRLCs	6,413	—	—	6,413
Forward contracts - other current assets	69	—	69	—
Forward contracts - other current liabilities	(686)	—	(686)	—
Total	$4,552,763	$3,494,642	$1,051,708	$6,413

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,486,384	$1,486,384	$—	$—
Municipal securities	3,228	—	3,228	—
Short-term investments:
Treasury bills	1,163,813	—	1,163,813	—
U.S. government agency securities	1,037,577	—	1,037,577	—
Municipal securities	16,220	—	16,220	—
Certificates of deposit	498	—	498	—
Mortgage origination-related:
Mortgage loans held for sale	330,758	—	330,758	—
IRLCs	12,342	—	—	12,342
Forward contracts - other current liabilities	(2,608)	—	(2,608)	—
Total	$4,048,212	$1,486,384	$2,549,486	$12,342

The following table presents the changes in our IRLCs for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020 (1)
Balance, beginning of the period	$5,002	$2,225	$12,342	$937
Issuances	16,120	10,142	34,421	15,507
Transfers	(16,041)	(8,586)	(40,439)	(13,142)
Fair value changes recognized in earnings	1,332	1,310	89	1,789
Balance, end of period	$6,413	$5,091	$6,413	$5,091
(1) Beginning balance represents transfers of IRLCs from Level 2 to Level 3 within the fair value hierarchy as of January 1, 2020.
At June 30, 2021, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $355.0 million and $479.3 million for our IRLCs and forward contracts, respectively. At December 31, 2020, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $378.1 million and $652.1 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our derivative positions.
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

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$218,514	$—	$—	$218,514
Cash equivalents:
Money market funds	3,494,642	—	—	3,494,642
Short-term investments:
U. S. government agency securities	829,791	134	—	829,925
Treasury bills	44,975	13	—	44,988
Municipal securities	5,962	—	—	5,962
Restricted cash	141,024	—	—	141,024
Total	$4,734,908	$147	$—	$4,735,055

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$213,518	$—	$—	$213,518
Cash equivalents:
Money market funds	1,486,384	—	—	1,486,384
Municipal securities	3,229	—	(1)	3,228
Short-term investments:
Treasury bills	1,163,748	65	—	1,163,813
U.S. government agency securities	1,037,572	57	(52)	1,037,577
Municipal securities	16,226	—	(6)	16,220
Certificates of deposit	498	—	—	498
Restricted cash	75,805	—	—	75,805
Total	$3,996,980	$122	$(59)	$3,997,043
All short-term investments as of June 30, 2021 have a contractual maturity date of one year or less.
Note 5. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$731,555	$339,372
Work-in-process	438,046	151,921
Inventory	$1,169,601	$491,293
Note 6. Contract Balances
Contract assets were $50.0 million and $20.8 million as of June 30, 2021 and December 31, 2020, respectively. Contract assets are recorded within prepaid expenses and other current assets in our condensed consolidated balance sheets.
For the three months ended June 30, 2021 and 2020, we recognized revenue of $51.9 million and $33.8 million, respectively, that was included in the deferred revenue balance at the beginning of the related period. For the six months ended June 30, 2021 and 2020, we recognized revenue of $47.8 million and $36.6 million, respectively, that was included in the deferred revenue balance at the beginning of the related period.
Note 7. Contract Cost Assets
As of June 30, 2021 and December 31, 2020, we had $47.9 million and $50.7 million, respectively, of contract cost assets. For the three and six months ended June 30, 2021 and 2020, we did not incur any impairment losses to our contract cost assets. We recorded amortization expense related to contract cost assets of $10.1 million and $8.7 million for the three months ended June 30, 2021 and 2020, respectively, and $20.2 million and $17.1 million for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Website development costs	$115,198	$95,466
Leasehold improvements	102,204	110,280
Office equipment, furniture and fixtures	34,080	39,607
Construction-in-progress	31,939	44,151
Computer equipment	19,091	20,433
Property and equipment	302,512	309,937
Less: accumulated amortization and depreciation	(112,562)	(113,785)
Property and equipment, net	$189,950	$196,152
We recorded depreciation expense related to property and equipment (other than website development costs) of $7.1 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively, and $15.0 million and $18.9 million for the six months ended June 30, 2021 and 2020, respectively.
We capitalized $14.1 million and $15.4 million in website development costs for the three months ended June 30, 2021 and 2020, respectively, and $26.5 million and $27.9 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for website development costs included in cost of revenue was $8.4 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively, and $16.4 million and $11.4 million for the six months ended June 30, 2021 and 2020, respectively.
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

Note 10. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in thousands):

	June 30, 2021
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$(6,389)	$30,111
Software	34,431	(13,733)	20,698
Intangibles-in-progress	11,945	—	11,945
Developed technology	86,064	(76,744)	9,320
Customer relationships	87,600	(79,557)	8,043
Purchased content	51,360	(50,115)	1,245
Total	$307,900	$(226,538)	$81,362

	December 31, 2020
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$(3,822)	$32,678
Software	28,515	(11,483)	17,032
Developed technology	86,064	(70,270)	15,794
Customer relationships	87,600	(73,301)	14,299
Intangibles-in-progress	11,863	—	11,863
Purchased content	47,930	(44,829)	3,101
Total	$298,472	$(203,705)	$94,767
Amortization expense recorded for intangible assets for the three months ended June 30, 2021 and 2020 was $13.4 million and $13.1 million, respectively, and $26.3 million and $24.9 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the six months ended June 30, 2021. For the six months ended June 30, 2020, we recognized a non-cash impairment charge of $71.5 million related to our Trulia trade names and trademarks intangible asset, which historically had not been subject to amortization. The impairment charge is included in impairment costs within our IMT and Mortgages segments. In March 2020, we identified factors directly related to the COVID-19 pandemic that led us to conclude it was more likely than not that the $108.0 million carrying value of the asset exceeded its fair value. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $36.5 million. The remaining carrying value of the intangible asset is amortized on an accelerated basis commensurate with the projected cash flows expected to be generated by the intangible asset over a useful life of 10 years. For additional details regarding this impairment, see Note 11 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 11. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Homes segment
Credit facilities:
Goldman Sachs Bank USA	$183,373	$145,825
Citibank, N.A.	219,989	87,103
Credit Suisse AG, Cayman Islands	421,083	128,238
Total Homes segment debt	824,445	361,166
Mortgages segment
Repurchase agreements:
Credit Suisse AG, Cayman Islands	99,706	149,913
Citibank, N.A.	21,332	90,227
Warehouse line of credit:
Comerica Bank	42,349	68,903
Total Mortgages segment debt	163,387	309,043
Convertible senior notes
1.375% convertible senior notes due 2026	357,531	347,566
2.75% convertible senior notes due 2025	428,830	414,888
0.75% convertible senior notes due 2024	490,126	524,273
1.50% convertible senior notes due 2023	330,095	326,796
Total convertible senior notes	1,606,582	1,613,523
Total debt	$2,594,414	$2,283,732

Homes Segment
To provide capital for Zillow Offers, we utilize credit facilities that are classified as current liabilities in our condensed consolidated balance sheets. We classify these credit facilities as current liabilities as amounts drawn to purchase homes are typically due as homes are sold, which we expect to be within one year, if not replaced by new real estate inventory of equal or greater value. The following table summarizes certain details related to our credit facilities (in thousands, except interest rates):

Lender	Final Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Goldman Sachs Bank USA	April 21, 2023	$500,000	2.90%
Citibank, N.A.	December 9, 2023	500,000	2.84%
Credit Suisse AG, Cayman Islands	December 31, 2022	500,000	2.84%
	Total	$1,500,000
On April 7, 2021, certain wholly owned subsidiaries of Zillow Group amended and restated the credit agreement with Credit Suisse AG, Cayman Islands, in order to facilitate a titling trust structure.
On April 14, 2021, certain wholly owned subsidiaries of Zillow Group amended and restated the credit agreement with Goldman Sachs Bank USA previously maturing on April 20, 2022 in order to facilitate a titling trust structure and extend the final maturity date to April 21, 2023.
On June 11, 2021, certain wholly owned subsidiaries of Zillow Group amended the credit agreement with Citibank, N.A. previously maturing on November 30, 2021 such that it now has a final maturity date of December 9, 2023.
Undrawn amounts available under the credit facilities included in the table above are not committed, meaning the applicable lender is not committed to, but may in its discretion, advance loan funds in excess of the outstanding borrowings. The final maturity dates are inclusive of extensions which are subject to agreement by the respective lender.

In the first half of 2021, certain wholly owned subsidiaries of Zillow Group amended and restated the Homes segment credit agreements in order to facilitate a titling trust structure. In March 2021, Zillow Group, through Zillow Offers, began buying and selling homes through a titling trust. The titling trust facilitates the allocation of beneficial ownership of properties to special purpose entities (each, an “SPE”), which SPEs are then party to agreements to finance the properties. Zillow Group initially formed these SPEs to purchase and sell residential properties through Zillow Offers, and subsequent to the creation of the titling trust, these SPEs hold beneficial interests in homes purchased by the titling trust, which the SPEs subsequently finance. Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs and titling trust are variable interest entities and Zillow Group is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ and titling trust’s economic performance and the obligation to absorb losses of the SPEs and titling trust or the right to receive benefits that could potentially be significant to the SPEs and titling trust. The SPEs and titling trust are consolidated within Zillow Group’s condensed consolidated financial statements. As of June 30, 2021 and December 31, 2020, the total assets of the SPEs and titling trust were $1.3 billion and $551.2 million, respectively, of which $1.2 billion and $491.3 million are inventory, respectively, $77.6 million and $53.0 million are restricted cash, respectively, and $22.2 million and $3.9 million are accounts receivable, respectively. As of June 30, 2021 and December 31, 2020, the total liabilities of the SPEs and titling trust were $847.6 million and $372.5 million, respectively, of which $824.4 million and $361.2 million are credit facility borrowings, respectively, and $22.1 million and $10.8 million are accrued expenses, respectively.
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
The stated interest rate on our credit facilities is one-month LIBOR plus an applicable margin, and in certain cases includes a LIBOR floor, as defined in the respective credit agreements. Our credit facilities include customary representations and warranties, provisions regarding events of default and covenants. The terms of these credit facilities and related financing documents require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth and leverage ratios. As of June 30, 2021, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the credit facilities are non-recourse to Zillow Group. Our credit facilities require that we establish, maintain and in certain circumstances that Zillow Group fund specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance reserves, tax reserves, renovation cost reserves and reserves for specially permitted liens. Amounts funded to these reserve accounts and the collection accounts have been classified within our condensed consolidated balance sheets as restricted cash.
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

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Credit Suisse AG, Cayman Islands	March 18, 2022	$300,000	2.50%
Citibank, N.A.	June 10, 2022	100,000	1.85%
Comerica Bank	June 25, 2022	60,000	2.70%
	Total	$460,000
On June 11, 2021, Zillow Home Loans amended its Citibank, N.A. master repurchase agreement previously maturing on October 26, 2021 such that it now matures on June 10, 2022.

On June 26, 2021, Zillow Home Loans amended its Comerica Bank warehouse line of credit previously maturing on June 26, 2021 such that it now matures on June 25, 2022 and provides an uncommitted total maximum borrowing capacity of $60.0 million. The Comerica Bank warehouse line of credit previously provided a committed total maximum borrowing capacity of $100.0 million.
In accordance with the master repurchase agreements, Credit Suisse and Citibank, N.A. (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of June 30, 2021 and December 31, 2020, $126.2 million and $240.1 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the repurchase agreements and warehouse line of credit bear interest at the one-month LIBOR plus an applicable margin, and in certain cases include a LIBOR floor, as defined in the governing agreements, and are secured by residential mortgage loans held for sale. The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2021, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
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
Convertible Senior Notes
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in thousands, except interest rates):

						June 30, 2021		December 31, 2020
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Discount and Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$498,800	1.375%	8.10%	March 1, 2020	March 1; September 1	$141,269	$1,434,100	$152,434	$1,508,675
May 15, 2025	565,000	2.75%	10.32%	November 15, 2020	May 15; November 15	136,170	1,132,718	150,112	1,168,855
September 1, 2024	608,382	0.75%	7.68%	March 1, 2020	March 1; September 1	118,256	1,665,403	148,727	2,023,280
July 1, 2023	367,678	1.50%	6.99%	January 1, 2019	January 1; July 1	37,583	568,397	46,954	633,039
Total	$2,039,860					$433,278	$4,800,618	$498,227	$5,333,849

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$1,715	$5,323	$131	$7,169	$1,719	$4,922	$120	$6,761
May 15, 2025	3,884	6,702	358	10,944	2,007	3,148	168	5,323
September 1, 2024	1,143	7,917	270	9,330	1,262	8,095	278	9,635
July 1, 2023	1,398	4,008	392	5,798	1,402	3,749	366	5,517
December 1, 2021	—	—	—	—	1,803	3,945	408	6,156
December 15, 2020	—	—	—	—	66	—	—	66
Total	$8,140	$23,950	$1,151	$33,241	$8,259	$23,859	$1,340	$33,458

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$3,432	$10,549	$259	$14,240	$3,438	$9,746	$238	$13,422
May 15, 2025	7,768	13,235	707	21,710	2,007	3,148	168	5,323
September 1, 2024	2,381	16,327	559	19,267	2,510	15,956	545	19,011
July 1, 2023	2,799	7,958	778	11,535	2,804	7,446	727	10,977
December 1, 2021	—	—	—	—	4,103	8,856	916	13,875
December 15, 2020	—	—	—	—	132	—	—	132
Total	$16,380	$48,069	$2,303	$66,752	$14,994	$45,152	$2,594	$62,740
The convertible notes are senior unsecured obligations. The convertible senior notes maturing in 2026 (“2026 Notes”), 2025 (“2025 Notes”) and 2024 (“2024 Notes”) are classified as long-term debt in our condensed consolidated balance sheets based on their contractual maturity dates. The convertible senior notes maturing in 2023 (“2023 Notes”) are classified as current debt in our condensed consolidated balance sheet as of June 30, 2021, as they were redeemed by us on July 6, 2021, if not earlier converted by the holders. The 2023 Notes are classified as long-term debt in our condensed consolidated balance sheet as of December 31, 2020 based on the contractual maturity date of the 2023 Notes as of December 31, 2020. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for each of the convertible senior notes.
On May 26, 2021, we submitted notice to the trustee to exercise our right to redeem the remaining $372.8 million in aggregate principal amount of the 2023 Notes on July 6, 2021 (the “Redemption Date”). Holders of the 2023 Notes had the option to convert their 2023 Notes in whole or in part into shares of Class C capital stock prior to the Redemption Date. If all holders of the 2023 Notes elected to convert their 2023 Notes into shares of Class C capital stock, the Company would be required to issue approximately 4.8 million shares of Class C capital stock and pay cash in lieu of fractional shares, in full satisfaction of the 2023 Notes. For any holder of the 2023 Notes that did not elect to convert their 2023 Notes into shares of Class C capital stock, we redeemed the 2023 Notes in cash at a redemption price equal to 100% of the principal amount of the 2023 Notes redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 2026 Notes, 2025 Notes and 2024 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. They will mature on their respective maturity date, unless earlier repurchased, redeemed or converted in accordance with their terms.
The following table summarizes the conversion and redemption options with respect to the 2026 Notes, 2025 Notes, 2024 Notes and 2023 Notes (together, the “Notes”):

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

Each series of the Notes was convertible during the three months ended June 30, 2021, at the option of the holders. During the three months ended June 30, 2021, holders of the 2023 Notes elected to convert $5.1 million aggregate principal amount of 2023 Notes. During the three months ended June 30, 2021, holders of the 2024 Notes elected to convert $14.0 million aggregate principal amount of the 2024 Notes. During the three months ended June 30, 2020, we used a portion of the net proceeds from the issuance of the 2025 Notes to repurchase $194.7 million aggregate principal of the convertible senior notes due 2021 (the “2021 Notes”) in privately negotiated transactions. The following table summarizes the activity for our convertible senior notes for the periods presented (in thousands, except for share amounts):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	2023 Notes	2024 Notes	Total	2021 Notes
Aggregate principal amount settled	$5,147	$14,000	$19,147	$194,670
Cash paid	—	—	—	194,670
Shares of Class C capital stock issued	65,669	321,762	387,431	753,936
Total fair value of consideration transferred (1)	$8,081	$46,553	$54,634	$230,859
(Gain) loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$4,807	$11,848	$16,655	$172,886
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	4,619	11,105	15,724	179,277
(Gain) loss on extinguishment of debt	$188	$743	$931	$(6,391)
Consideration allocated to the equity component	$3,274	$34,705	$37,979	$57,973

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	2023 Notes	2024 Notes	2026 Notes	Total	2021 Notes
Aggregate principal amount settled	$6,072	$64,618	$1,200	$71,890	$194,670
Cash paid	—	—	—	—	194,670
Shares of Class C capital stock issued	77,458	1,485,114	27,579	1,590,151	753,936
Total fair value of consideration transferred (1)	$9,724	$200,478	$4,204	$214,406	$230,859
(Gain) loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$5,648	$53,115	$883	$59,646	$172,886
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	5,437	51,032	843	57,312	179,277
(Gain) loss on extinguishment of debt	$211	$2,083	$40	$2,334	$(6,391)
Consideration allocated to the equity component	$4,076	$147,363	$3,321	$154,760	$57,973

(1) For convertible senior notes converted by note holders, the total fair value of consideration transferred includes the value of shares transferred to note holders using the daily volume weighted-average price of our Class C capital stock on the conversion date and an immaterial amount of cash paid in lieu of fractional shares. For convertible senior notes repurchased in the three months ended June 30, 2021, the total value of consideration transferred includes the value of shares transferred to note holders using the daily volume weighted-average price of our Class C capital stock on the date of transfer as well as cash transferred to note holders to settle the related notes.

(2) Consideration allocated to the liability component is based on the fair value of the liability component immediately prior to settlement, which was calculated using a discounted cash flow analysis with a market interest rate of a similar liability that does not have an associated convertible feature.
For more than 20 trading days during the 30 consecutive trading days ended June 30, 2021, the last reported sale price of our Class C capital stock exceeded 130% of the conversion price of each series of the Notes. Accordingly, each series of the Notes is convertible at the option of the holders from July 1 through September 30, 2021, unless earlier repurchased or redeemed. The 2026 Notes and 2024 Notes were first convertible during the three months ended September 30, 2020, and the 2025 Notes and 2023 Notes were first convertible during the three months ended March 31, 2021.
For additional details related to our convertible senior notes, see Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Note 12. Income Taxes
We are subject to federal and state income taxes in the U.S. and federal and provincial income taxes in Canada. As of June 30, 2021 and December 31, 2020, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.7 billion as of December 31, 2020, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $53.2 million (tax effected) as of December 31, 2020.

We recorded income tax expense of $13.3 million for the three months ended June 30, 2021 and income tax expense of $10.4 million for the six months ended June 30, 2021, primarily related to state income taxes. We recorded income tax expense of $0.7 million for the three months ended June 30, 2020 and an income tax benefit of $8.5 million for the six months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 of our condensed consolidated financial statements.
Note 13. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2021 or December 31, 2020.
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
There were no shares issued under the equity distribution agreement during the three months ended June 30, 2021.
The following table summarizes the activity pursuant to the equity distribution agreement for the period presented (in thousands, except share and per share amounts):

Six Months Ended June 30, 2021
Shares of Class C capital stock issued	3,163,502
Weighted-average issuance price per share	$174.0511
Gross proceeds (1)	$550,611
(1) Net proceeds were $544.6 million after deducting $6.1 million of commissions and other offering expenses incurred.

Note 14. Share-Based Awards
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2021:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	20,051,051	$42.68	7.22	$1,751,105
Granted	8,438,476	133.48
Exercised	(1,991,460)	38.00
Forfeited or cancelled	(602,382)	64.27
Outstanding at June 30, 2021	25,895,685	72.12	7.76	1,405,360
Vested and exercisable at June 30, 2021	10,615,442	44.43	6.16	832,504
The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	56%	51%	52%-56%	45%-51%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.74%	0.33%	0.57%-0.90%	0.33%-0.93%
Weighted-average expected life	4.50 years	5.00 years	4.50-5.75 years	5.00-5.50 years
Weighted-average fair value of options granted	$53.16	$20.21	$59.58	$20.69
As of June 30, 2021, there was a total of $586.9 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2021:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2021	7,316,557	$48.14
Granted	1,155,375	134.02
Vested	(1,592,564)	47.76
Forfeited	(404,654)	55.93
Unvested outstanding at June 30, 2021	6,474,714	63.08
As of June 30, 2021, there was a total of $382.8 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$2,972	$1,364	$5,660	$2,766
Sales and marketing	13,350	9,116	23,237	16,109
Technology and development	34,951	21,421	61,042	40,109
General and administrative	37,122	20,450	62,129	37,162
Total	$88,395	$52,351	$152,068	$96,146
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
Effective July 1, 2020, we can no longer assume cash settlement of the principal amount of these outstanding convertible notes, therefore share settlement is now presumed. On a prospective basis we have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted net income per share, if applicable. The following table presents the maximum number of shares and conversion price per share of Class C capital stock for each of the Notes based on the aggregate principal amount outstanding as of June 30, 2021 (in thousands, except per share amounts):

Maturity Date	Shares	Conversion Price per Share
September 1, 2026	11,464	$43.51
May 15, 2025	8,408	67.20
September 1, 2024	13,983	43.51
July 1, 2023	4,692	78.37

For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Denominator for basic calculation	248,152	219,467	245,763	215,070
Effect of dilutive securities:
Option awards	10,472	—	11,450	—
Unvested restricted stock units	2,872	—	3,271	—
Denominator for dilutive calculation	261,496	219,467	260,484	215,070
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average Class A common stock and Class C capital stock option awards outstanding	245	25,202	1,389	22,649
Weighted-average Class C capital stock restricted stock units outstanding	984	9,086	645	8,354
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	—	400	—	400
Class C capital stock issuable upon conversion of the 2021 Notes, 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes	38,641	7,232	38,796	7,316
Total Class A common stock and Class C capital stock equivalents	39,870	41,920	40,830	38,719
Note 16. Commitments and Contingencies
Interest Rate Lock Commitments
We have entered into IRLCs with prospective borrowers under our mortgage origination business whereby we commit to lend a certain loan amount under specific terms and at a specific interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. For additional information regarding our IRLCs, see Note 3 of our notes to condensed consolidated financial statements.
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2021 and 2030. For additional information regarding our lease agreements, see Note 13 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services as well as homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date. As of June 30, 2021, the value of homes under contract that have not closed was $1.2 billion.
Letters of Credit
As of June 30, 2021, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.

Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.6 million and $10.1 million, respectively, as of June 30, 2021 and December 31, 2020.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of June 30, 2021 or December 31, 2020.
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

In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the consolidated federal shareholder derivative complaint was denied. On May 18, 2020, we filed an answer in the consolidated federal derivative lawsuit. On August 24, 2020, we filed an answer in the consolidated state derivative matter. On February 16, 2021, the court in the consolidated state derivative matter stayed the action. On March 5, 2021, a new shareholder derivative lawsuit was filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices, alleging, among other things, violations of federal securities laws. The U.S. District Court for the Western District of Washington formally consolidated the new lawsuit with the four other federal shareholder derivative lawsuits pending in that court on June 15, 2021. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in this consolidated lawsuit. We do not believe that there is a reasonable possibility that a material loss will be incurred related to these derivative matters.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019, we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. We filed our answer with counterclaims in response to the amended complaint on June 11, 2020. On July 2, 2020, IBM filed a motion to dismiss our counterclaims. In response to IBM’s motion, on July 22, 2020, we filed an amended answer with counterclaims. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four inter partes review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted inter partes review proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents for which we filed an IPR. On April 21, 2021, we filed a request for rehearing of the PTAB decision denying institution. Our request for a rehearing was denied by the court on May 27, 2021. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On July 28, 2021, we filed our answer, affirmative defenses and counterclaims to IBM’s second amended complaint. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to these IBM complaints; however, the possible loss or range of loss is not estimable.
On July 21, 2020, IBM filed a second action against us in the U.S. District Court for the Western District of Washington, alleging, among other things that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. On July 23, 2021, we filed for inter partes review with the United States Patent and Trademark Office with respect to a patent included in the second lawsuit. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to these IBM complaints; however, the possible loss or range of loss is not estimable.

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
Note 17. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $8.0 million and $6.4 million, respectively, for the three months ended June 30, 2021 and 2020, and $15.7 million and $12.8 million, respectively, for the six months ended June 30, 2021 and 2020.
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

The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of income (loss) before income taxes by segment. This information is included in the following tables for the periods presented (in thousands) and prior period amounts have been recast to conform to the current format (see Note 2 for additional details regarding the reclassifications):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$772,030	$—	$—	$453,816	$—	$—
Premier Agent	—	348,754	—	—	191,962	—
Other	5,115	127,336	—	436	88,377	—
Mortgages	—	—	56,745	—	—	33,761
Total revenue	777,145	476,090	56,745	454,252	280,339	33,761
Cost of revenue (1)	707,522	43,444	20,619	434,900	45,354	7,229
Gross profit	69,623	432,646	36,126	19,352	234,985	26,532
Operating expenses (1):
Sales and marketing	65,791	136,620	27,023	47,539	101,458	11,670
Technology and development	30,328	89,838	8,297	26,155	65,890	5,462
General and administrative	27,824	68,944	18,334	21,891	53,771	9,718
Acquisition-related costs	—	3,671	—	—	—	—
Total operating expenses	123,943	299,073	53,654	95,585	221,119	26,850
Income (loss) from operations	(54,320)	133,573	(17,528)	(76,233)	13,866	(318)
Segment other income	—	—	1,006	—	5,300	385
Segment interest expense	(5,026)	—	(1,163)	(3,825)	—	(307)
Income (loss) before income taxes (2)	$(59,346)	$133,573	$(17,685)	$(80,058)	$19,166	$(240)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$1,473,004	$—	$—	$1,222,928	$—	$—
Premier Agent	—	683,072	—	—	434,068	—
Other	8,293	239,346	—	1,197	176,937	—
Mortgages	—	—	124,705	—	—	59,043
Total revenue	1,481,297	922,418	124,705	1,224,125	611,005	59,043
Cost of revenue (1)	1,352,125	90,481	40,299	1,170,659	95,407	13,815
Gross profit	129,172	831,937	84,406	53,466	515,598	45,228
Operating expenses (1):
Sales and marketing	120,810	254,227	52,352	119,457	225,019	24,635
Technology and development	63,497	168,482	16,785	54,815	131,865	11,308
General and administrative	53,347	127,592	34,617	45,301	112,455	19,824
Impairment costs	—	—	—	—	73,900	2,900
Acquisition-related costs	—	4,488	—	—	—	—
Total operating expenses	237,654	554,789	103,754	219,573	543,239	58,667
Income (loss) from operations	(108,482)	277,148	(19,348)	(166,107)	(27,641)	(13,439)
Segment other income	—	—	2,738	—	5,300	587
Segment interest expense	(9,338)	—	(2,895)	(11,909)	—	(533)
Income (loss) before income taxes (2)	$(117,820)	$277,148	$(19,505)	$(178,016)	$(22,341)	$(13,385)

(1) The following table presents depreciation and amortization expense and share-based compensation expense for each of our segments for the periods presented (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$4,733	$22,157	$2,093	$2,597	$22,038	$1,538
Share-based compensation expense	$20,495	$58,362	$9,538	$12,728	$35,958	$3,665

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$9,026	$44,956	$3,900	$6,172	$45,815	$3,212
Share-based compensation expense	$36,416	$99,754	$15,898	$24,032	$65,505	$6,609

(2) The following table presents the reconciliation of total segment income (loss) before income taxes to consolidated income (loss) before income taxes for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segment income (loss) before income taxes	$56,542	$(61,132)	$139,823	$(213,742)
Corporate interest expense	(33,241)	(33,458)	(66,752)	(62,740)
Corporate other income	581	4,430	1,288	13,821
Gain (loss) on extinguishment of debt	(931)	6,391	(2,334)	6,391
Consolidated income (loss) before income taxes	$22,951	$(83,769)	$72,025	$(256,270)
Certain corporate items are not directly attributable to any of our segments, including the gain (loss) on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.
Note 19. Subsequent Events
Redemption of 2023 Notes
On May 26, 2021, we submitted notice to the trustee to exercise our right to redeem the remaining $372.8 million in aggregate principal amount of the 2023 Notes on the Redemption Date. Holders of the 2023 Notes had the option to convert their 2023 Notes in whole or in part into shares of Class C capital stock prior to the Redemption Date. Subsequent to June 30, 2021, holders of the 2023 Notes elected to convert $366.4 million of aggregate principal amount prior to the Redemption Date. We satisfied these conversions through the issuance of approximately 4.7 million shares of Class C capital stock in July 2021 and payment of an immaterial amount of cash in lieu of fractional shares. The remaining $1.3 million of aggregate principal amount was redeemed on July 6, 2021 for $1.3 million in cash, plus accrued and unpaid interest. Settlement of the 2023 Notes will be accounted for as a debt extinguishment.
Amendment of Credit Facility Agreement
On July 29, 2021, certain wholly owned subsidiaries of Zillow Group amended the credit agreement with Goldman Sachs Bank USA to increase the total maximum borrowing capacity to $750.0 million. The credit facility will continue to be classified within current liabilities in our condensed consolidated balance sheets.

Pricing of Securitization Transaction
On August 3, 2021, the Company priced a securitization transaction for its Zillow Offers business involving the issuance and sale to third parties of revolving single-family homes notes secured by a loan to a special purpose subsidiary of the Company secured by a beneficial interest in a revolving pool of single-family homes that are owned by the titling trust established by the Company. The Company anticipates gross proceeds from the sale of the notes of approximately $450.0 million. The loan will have a term of 30 months with a scheduled reinvestment period of 24 months during which new homes may be financed. Except for certain limited circumstances, the loan is non-recourse to Zillow Group. The weighted-average interest rate for the notes is 2.43%. The transaction is expected to close on or about August 11, 2021.
The notes will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of the notes in any jurisdiction in which such offer, solicitation or sale would be unlawful under the laws of such jurisdiction.

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
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses. We offer these products and services through our Premier Agent and Premier Broker programs. Premier Agent and Premier Broker advertising products, which include the delivery of validated consumer connections, or leads, are primarily offered on a share of voice basis. Connections are distributed to Premier Agents and Premier Brokers in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. Connections are delivered when consumer contact information is provided to Premier Agents and Premier Brokers. Connections are provided as part of our suite of advertising services for Premier Agent and Premier Brokers; we do not charge a separate fee for these consumer leads.
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
As of June 30, 2021, we had 6,420 full-time employees compared to 5,504 full-time employees as of December 31, 2020.
Financial Highlights
During the three months ended June 30, 2021 and 2020, we generated total revenue of $1.3 billion and $0.8 billion, respectively, representing year-over-year growth of 70%. The increase in total revenue was primarily attributable to the following:
•Zillow Offers revenue increased by $318.2 million to $772.0 million for the three months ended June 30, 2021 due to the sale of 2,086 homes at an average selling price of $370.1 thousand per home. For the three months ended June 30, 2020, Zillow Offers revenue was $453.8 million due to the sale of 1,437 homes at an average selling price of $315.8 thousand per home.
•Premier Agent revenue increased by $156.8 million to $348.8 million for the three months ended June 30, 2021 compared to $192.0 million for the three months ended June 30, 2020.
•Other IMT revenue increased by $39.0 million to $127.3 million for the year ended June 30, 2021 compared to $88.4 million for the three months ended June 30, 2020, primarily due to a 42% increase in rentals revenue.
•Mortgages segment revenue increased by $23.0 million to $56.7 million for the three months ended June 30, 2021 compared to $33.8 million for the three months ended June 30, 2020, driven by increases in revenue generated by Zillow Home Loans and Custom Quote and Connect advertising services.
•Visits for the three months ended June 30, 2021 and 2020 were 2,750.2 million and 2,491.1 million, respectively, representing year-over-year growth of 10%. The increase in visits increased the number of events we monetized across our revenue categories.
•Average monthly unique users of our mobile applications and websites for the three months ended June 30, 2021 and 2020 were 228.8 million and 218.1 million, respectively, representing year-over-year growth of 5%.
During the three months ended June 30, 2021 and 2020, we generated total gross profit of $538.4 million and $280.9 million, respectively, representing year-over-year growth of 92%.
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
The effect and extent of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict. While we have seen recovery in our business and the businesses of our customers and real estate partners from the initial economic effects of the pandemic, the impact of the COVID-19 pandemic (including variants) may continue to affect our financial results in 2021. The extent to which COVID-19 (including any variants) continues to impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended June 30,		2020 to 2021 % Change
	2021	2020
Visits	2,750.2	2,491.1	10%
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
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended June 30,		2020 to 2021 % Change
	2021	2020
Average monthly unique users	228.8	218.1	5%
Homes Sold
The number of homes sold through Zillow Offers is an important metric as it is an indicator of customers’ adoption of the Zillow Offers service as well as our ability to generate revenue through the service. Growth in the number of homes sold through Zillow Offers suggests increased adoption of the service by home buyers and generally results in growth in Homes segment revenue.
The following table presents the number of homes sold through Zillow Offers for the periods presented:

	Three Months Ended June 30,		2020 to 2021 % Change
	2021	2020
Number of homes sold	2,086	1,437	45%
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in thousands):

	Three Months Ended June 30,		2020 to 2021 % Change
	2021	2020
Purchase loan origination volume	$230,012	$120,831	90%
Refinance loan origination volume	657,928	147,475	346%
Total loan origination volume	$887,940	$268,306	231%

Results of Operations
Given the remaining uncertainty surrounding the COVID-19 pandemic, financial performance for prior and current periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended June 30,		2020 to 2021		Three Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Revenue:
Homes segment:
Zillow Offers	$772,030	$453,816	$318,214	70%	59%	59%
Other	5,115	436	4,679	1,073	—	—
Total Homes segment revenue	777,145	454,252	322,893	71	59	59
IMT segment:
Premier Agent	348,754	191,962	156,792	82	27	25
Other	127,336	88,377	38,959	44	10	12
Total IMT segment revenue	476,090	280,339	195,751	70	36	36
Mortgages segment	56,745	33,761	22,984	68	4	4
Total revenue	$1,309,980	$768,352	$541,628	70%	100%	100%

					% of Total Revenue
	Six Months Ended June 30,		2020 to 2021		Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Revenue:
Homes segment:
Zillow Offers	$1,473,004	$1,222,928	$250,076	20%	58%	65%
Other	8,293	1,197	7,096	593	—	—
Total Homes segment revenue	1,481,297	1,224,125	257,172	21	59	65
IMT segment:
Premier Agent	683,072	434,068	249,004	57	27	23
Other	239,346	176,937	62,409	35	9	9
Total IMT segment revenue	922,418	611,005	311,413	51	36	32
Mortgages segment	124,705	59,043	65,662	111	5	3
Total revenue	$2,528,420	$1,894,173	$634,247	33%	100%	100%

Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Total revenue increased $541.6 million, or 70%, to $1.3 billion:
•Homes segment revenue increased 71% to $777.1 million, primarily due to an increase of $318.2 million, or 70%, in Zillow Offers revenue. Zillow Offers revenue increased to $772.0 million due to the sale of 2,086 homes at an average selling price of $370.1 thousand per home, as compared to the sale of 1,437 homes at an average selling price of $315.8 thousand per home in the comparable prior year period. Homes segment revenue for the three months ended June 30, 2020 was negatively impacted by the temporary pause in home buying activities in Zillow Offers markets in response to the COVID-19 pandemic. We resumed home buying activities in all markets in the third quarter of 2020 and have since significantly grown our acquisition and resale volumes, driving a year-over-year increase in revenue. We expect Zillow Offers revenue to increase in future periods as we continue to increase our home buying and home selling activities.
•IMT segment revenue increased 70% to $476.1 million due to a $156.8 million, or 82%, increase in Premier Agent revenue and a $39.0 million, or 44%, increase in Other IMT revenue. Premier Agent revenue was positively impacted by an increase in visits, which increased 10% to 2.8 billion. Premier Agent revenue per visit increased by 65% to $0.127 for the three months ended June 30, 2021 from $0.077 for the three months ended June 30, 2020. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs by the number of visits in the period. The increase in Premier Agent revenue per visit was driven primarily by continued strong demand across the residential real estate industry and increased consumer engagement across our mobile applications and websites. Additionally, Premier Agent revenue was negatively impacted in the three months ended June 30, 2020 due to temporary discounts offered to our Premier Agent partners in response to the COVID-19 pandemic. Other IMT revenue increased primarily due to a 42% increase in revenue generated by our rentals marketplace. This was attributable to increased revenue from our pay per listing, pay per contact and rental applications products. We expect IMT segment revenue to increase in absolute dollars in future periods as a result of the expected continued expansion of our Flex pricing model.
•Mortgages segment revenue increased 68% to $56.7 million due to growth in mortgage originations revenue which drove 52% of the increase in Mortgages segment revenue, and growth in our Custom Quote and Connect advertising services revenue accounted for 46% of the increase in Mortgages segment revenue. The increase in mortgage originations revenue was primarily driven by an increase in loan origination volume from $268.3 million to $887.9 million, or 231%. We believe low interest rates have supported strong refinance activity during the three months ended June 30, 2021. This increase was partially offset by a 44% decrease in gain on sale margin driven by industry margin compression. In the event interest rates increase in future periods, refinance activity may decrease as a percentage of total loan origination volume which may result in a decrease in absolute dollars in mortgage segment revenue in future periods. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties. The increase in our Custom Quote and Connect advertising revenue was primarily due to a 26% increase in leads generated from marketing products sold to mortgage professionals.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Total revenue increased $634.2 million, or 33%, to $2.5 billion:
•IMT segment revenue increased 51% to $922.4 million due to a $249.0 million, or 57%, increase in Premier Agent revenue and a $62.4 million, or 35%, increase in Other IMT revenue. Premier Agent revenue was positively impacted by an increase in visits, which increased 15% to 5.3 billion for the six months ended June 30, 2021 from 4.6 billion for the six months ended June 30, 2020. The increase in visits increased the number of impressions and leads we could monetize in our Premier Agent marketplace. Additionally, Premier Agent revenue for the six months ended June 30, 2020 was negatively impacted by discounts offered to our Premier Agent partners in response to the COVID-19 pandemic, as discussed above. Other IMT revenue increased primarily due to a 44% increase in revenue generated by our rentals marketplace. This was attributable to increased revenue from our pay per listing, pay per contact and rental applications products.

•Homes segment revenue increased 21% to $1.5 billion, primarily due to an increase of $250.1 million, or 20%, in Zillow Offers revenue. Zillow Offers revenue increased to $1.5 billion due to the sale of 4,051 homes at an average selling price of $363.6 thousand per home, as compared to the sale of 3,831 homes at an average selling price of $319.2 thousand per home in the comparable prior year period. Homes segment revenue for the six months ended June 30, 2020 was negatively impacted by the temporary pause in home buying activities in response to the COVID-19 pandemic, as discussed above, driving a year-over-year increase in revenue.
•Mortgages segment revenue increased 111% to $124.7 million primarily due to growth in mortgage originations revenue which drove 71% of the increase in Mortgages segment revenue, while growth in our Custom Quote and Connect advertising services revenue accounted for 28% of the increase in Mortgages segment revenue. The increase in mortgage originations revenue was primarily driven by an increase in loan origination volume from $405.3 million to $2.1 billion, or 407%. We believe low interest rates have supported strong refinance activity during the six months ended June 30, 2021. This was partially offset by a 30% decrease in gain on sale margin driven by industry margin compression. The increase in our Custom Quote and Connect advertising revenue was primarily due to a 36% increase in leads generated from marketing products sold to mortgage professionals.
Income (Loss) Before Income Taxes

					% of Revenue
	Three Months Ended June 30,		2020 to 2021		Three Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Income (loss) before income taxes:
Homes segment	$(59,346)	$(80,058)	$20,712	26%	(8)%	(18)%
IMT segment	133,573	19,166	114,407	597	28	7
Mortgages segment	(17,685)	(240)	(17,445)	(7,269)	(31)	(1)
Corporate items (1)	(33,591)	(22,637)	(10,954)	(48)	N/A	N/A
Total income (loss) before income taxes	$22,951	$(83,769)	$106,720	127%	2%	(11)%

					% of Revenue
	Six Months Ended June 30,		2020 to 2021		Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Income (loss) before income taxes:
Homes segment	$(117,820)	$(178,016)	$60,196	34%	(8)%	(15)%
IMT segment	277,148	(22,341)	299,489	1,341	30	(4)
Mortgages segment	(19,505)	(13,385)	(6,120)	(46)	(16)	(23)
Corporate items (1)	(67,798)	(42,528)	(25,270)	(59)	N/A	N/A
Total income (loss) before income taxes	$72,025	$(256,270)	$328,295	128%	3%	(14)%
(1) Certain corporate items are not directly attributable to any of our segments, including the gain (loss) on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Adjusted EBITDA

					% of Revenue
	Three Months Ended June 30,		2020 to 2021		Three Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Net income (loss)	$9,641	$(84,448)	$94,089	111%	1%	(11)%
Adjusted EBITDA:
Homes segment	$(29,092)	$(60,908)	$31,816	52%	(4)%	(13)%
IMT segment	217,763	71,862	145,901	203	46	26
Mortgages segment	(5,897)	4,885	(10,782)	(221)	(10)	14
Total Adjusted EBITDA	$182,774	$15,839	$166,935	1,054%	14%	2%

					% of Revenue
	Six Months Ended June 30,		2020 to 2021		Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Net income (loss)	$61,605	$(247,721)	$309,326	125%	2%	(13)%
Adjusted EBITDA:
Homes segment	$(63,040)	$(135,903)	$72,863	54%	(4)%	(11)%
IMT segment	426,346	157,579	268,767	171	46	26
Mortgages segment	450	(718)	1,168	163	—	(1)
Total Adjusted EBITDA	$363,756	$20,958	$342,798	1,636%	14%	1%

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
•Adjusted EBITDA does not reflect the gain (loss) on extinguishment of debt;
•Adjusted EBITDA does not reflect interest expense or other income;
•Adjusted EBITDA does not reflect income taxes; and

•Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA in total and for each segment alongside other financial performance measures, including various cash flow metrics, net income (loss), income (loss) before income taxes for each segment, and our other GAAP results.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income (loss) on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in thousands, unaudited):

	Three Months Ended June 30, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$9,641
Income taxes	N/A	N/A	N/A	N/A	13,310
Income (loss) before income taxes	$(59,346)	$133,573	$(17,685)	$(33,591)	$22,951
Other income	—	—	(1,006)	(581)	(1,587)
Depreciation and amortization	4,733	22,157	2,093	—	28,983
Share-based compensation	20,495	58,362	9,538	—	88,395
Acquisition-related costs	—	3,671	—	—	3,671
Loss on extinguishment of debt	—	—	—	931	931
Interest expense	5,026	—	1,163	33,241	39,430
Adjusted EBITDA	$(29,092)	$217,763	$(5,897)	$—	$182,774

	Three Months Ended June 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(84,448)
Income taxes	N/A	N/A	N/A	N/A	679
Income (loss) before income taxes	$(80,058)	$19,166	$(240)	$(22,637)	$(83,769)
Other income	—	(5,300)	(385)	(4,430)	(10,115)
Depreciation and amortization	2,597	22,038	1,538	—	26,173
Share-based compensation	12,728	35,958	3,665	—	52,351
Gain on extinguishment of debt	—	—	—	(6,391)	(6,391)
Interest expense	3,825	—	307	33,458	37,590
Adjusted EBITDA	$(60,908)	$71,862	$4,885	$—	$15,839

	Six Months Ended June 30, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$61,605
Income taxes	N/A	N/A	N/A	N/A	10,420
Income (loss) before income taxes	$(117,820)	$277,148	$(19,505)	$(67,798)	$72,025
Other income	—	—	(2,738)	(1,288)	(4,026)
Depreciation and amortization	9,026	44,956	3,900	—	57,882
Share-based compensation	36,416	99,754	15,898	—	152,068
Acquisition-related costs	—	4,488	—	—	4,488
Loss on extinguishment of debt	—	—	—	2,334	2,334
Interest expense	9,338	—	2,895	66,752	78,985
Adjusted EBITDA	$(63,040)	$426,346	$450	$—	$363,756

	Six Months Ended June 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Loss Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(247,721)
Income taxes	N/A	N/A	N/A	N/A	(8,549)
Loss before income taxes	$(178,016)	$(22,341)	$(13,385)	$(42,528)	$(256,270)
Other income	—	(5,300)	(587)	(13,821)	(19,708)
Depreciation and amortization	6,172	45,815	3,212	—	55,199
Share-based compensation	24,032	65,505	6,609	—	96,146
Gain on extinguishment of debt	—	—	—	(6,391)	(6,391)
Impairment costs	—	73,900	2,900	—	76,800
Interest expense	11,909	—	533	62,740	75,182
Adjusted EBITDA	$(135,903)	$157,579	$(718)	$—	$20,958

(1) We use income (loss) before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net income (loss) and income tax benefit (expense) are calculated and presented only on a consolidated basis within our financial statements.

(2) Certain corporate items are not directly attributable to any of our segments, including the gain (loss) on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended June 30,		2020 to 2021		Three Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Cost of revenue	$771,585	$487,483	$284,102	58%	59%	63%
Gross profit	538,395	280,869	257,526	92	41	37
Operating expenses:
Sales and marketing	229,434	160,667	68,767	43	18	21
Technology and development	128,463	97,507	30,956	32	10	13
General and administrative	115,102	85,380	29,722	35	9	11
Acquisition-related costs	3,671	—	3,671	N/A	—	—
Total operating expenses	476,670	343,554	133,116	39	36	45
Gain (loss) on extinguishment of debt	(931)	6,391	(7,322)	(115)	—	1
Other income	1,587	10,115	(8,528)	(84)	—	1
Interest expense	(39,430)	(37,590)	(1,840)	(5)	(3)	(5)
Income tax expense	(13,310)	(679)	(12,631)	(1,860)	(1)	—

					% of Total Revenue
	Six Months Ended June 30,		2020 to 2021		Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Cost of revenue	$1,482,905	$1,279,881	$203,024	16%	59%	68%
Gross profit	1,045,515	614,292	431,223	70	41	32
Operating expenses
Sales and marketing	427,389	369,111	58,278	16	17	19
Technology and development	248,764	197,988	50,776	26	10	10
General and administrative	215,556	177,580	37,976	21	9	9
Impairment costs	—	76,800	(76,800)	(100)	—	4
Acquisition-related costs	4,488	—	4,488	N/A	—	—
Total operating expenses	896,197	821,479	74,718	9	35	43
Gain (loss) on extinguishment of debt	(2,334)	6,391	(8,725)	(137)	—	—
Other income	4,026	19,708	(15,682)	(80)	—	1
Interest expense	(78,985)	(75,182)	(3,803)	(5)	(3)	(4)
Income tax benefit (expense)	(10,420)	8,549	(18,969)	(222)	—	—

Cost of Revenue
Cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile applications and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile applications and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. For our Homes segment, our cost of revenue also consists of the consideration paid to acquire and make certain repairs and updates to each home, including associated overhead costs, as well as inventory valuation adjustments. For our IMT and Mortgages segments, cost of revenue also includes credit card fees and ad serving costs paid to third parties. For our Mortgages segment, our cost of revenue also consists of direct costs to originate loans, including underwriting and processing costs.
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Cost of revenue increased by $284.1 million, or 58%, due to an increase of $272.6 million in our Homes segment and an increase of $13.4 million in our Mortgages segment, partially offset by a decrease of $1.9 million within the IMT segment.
•The increase in cost of revenue in our Homes segment was driven primarily by an increase of $268.0 million in home acquisition costs due to the increase in the number of homes sold from 1,437 during the three months ended June 30, 2020 to 2,086 during the three months ended June 30, 2021. We expect cost of revenue for the Homes segment to increase in absolute dollars in future periods as we accelerate home buying and selling through our Zillow Offers business.
•The increase in cost of revenue in the Mortgages segment was primarily attributable to an increase in headcount-related expenses of $5.5 million and an increase in lead acquisition costs of $4.9 million associated with growth in our Zillow Home Loans business. We expect cost of revenue for our Mortgages segment to increase in absolute dollars in future periods due to increases in lead acquisition costs and variable headcount costs to support the growth of our Zillow Home Loans business.
•The decrease in cost of revenue in our IMT segment was primarily attributable to a decrease of $12.0 million in data acquisition costs, partially offset by an increase of $4.0 million in direct product costs, an increase of $1.8 million in headcount-related expenses, and an increase of $1.7 million in depreciation and amortization expense. We expect cost of revenue for our IMT segment to increase in absolute dollars in future periods to support the expected growth in revenue as discussed above.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Cost of revenue increased by $203.0 million, or 16%, due to an increase of $181.5 million in our Homes segment and an increase of $26.5 million in our Mortgages segment, partially offset by a decrease of $4.9 million in our IMT segment.
•The increase in cost of revenue in our Homes segment was primarily attributable an increase of $190.9 million in home acquisition costs due to the increase in the number of homes sold from 3,831 during the six months ended June 30, 2020 to 4,051 during the six months ended June 30, 2021.
•The increase in cost of revenue in our Mortgages segment was primarily attributable to an increase in headcount-related expenses of $11.2 million and an increase in lead acquisition costs of $9.6 million associated with growth in our Zillow Home Loans business.
•The decrease in cost of revenue in our IMT segment was primarily attributable to a decrease of $20.6 million in data acquisition costs, partially offset by an increase of $6.1 million in direct product costs, an increase in depreciation and amortization expense of $4.3 million and an increase of headcount-related expenses of $3.2 million.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our relatively higher gross margin segments, IMT and Mortgages, and our relatively lower gross margin Homes segment.
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Gross profit increased by $257.5 million, or 92%, due to increases in gross profit of $197.7 million in our IMT segment, $50.3 million in our Homes segment and $9.6 million in our Mortgages segment. Total gross margin improved from 37% to 41%.
•The increase in IMT segment gross profit was driven by an improvement in gross margin from 84% to 91%, primarily associated with increased revenue, discussed above.
•The increase in Homes segment gross profit was driven by an improvement in gross margin from 4% to 9%, primarily due to growth in revenue outpacing growth in cost of revenue due to home price appreciation in Zillow Offers markets and cost management driven by operational improvements.
•The increase in Mortgages segment gross profit was driven by a corresponding increase in revenue, discussed above. Gross margin declined from 79% to 64%, driven by increases in cost of revenue, primarily associated with additional headcount-related expenses and lead acquisition costs as a result of increased origination volume, which outpaced the growth in revenue primarily due to industry margin compression.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Gross profit increased by $431.2 million, or 70%, due to increases of $316.3 million in our IMT segment, $75.7 million in our Homes segment and $39.2 million in our Mortgages segment. Total gross margin improved from 32% to 41%.
•The increase in IMT segment gross profit was driven by an improvement in gross margin from 84% to 90%, primarily associated with increased revenue, discussed above.
•The increase in Homes segment gross profit was driven by an improvement in gross margin from 4% to 9%, due to growth in revenue outpacing growth in cost of revenue due to home price appreciation in Zillow Offers markets and cost management driven by operational improvements.
•The increase in Mortgages segment gross profit was driven by increased revenue, discussed above. Gross margin declined from 77% to 68%, driven by an increase in cost of revenue, primarily associated with additional headcount-related expenses and lead acquisition costs as a result of increased origination volume, which outpaced the growth in revenue primarily due to industry margin compression.
Sales and Marketing
Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount-related expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, including the customer connections team, marketing and public relations employees, depreciation expense and amortization of certain intangible assets recorded in connection with acquisitions, including trade names and trademarks and customer relationships. For our Homes segment, sales and marketing expenses also consist of selling costs, such as real estate agent commissions, escrow and title fees, and staging costs, as well as holding costs incurred during the period that homes are listed for sale, including utilities, taxes and maintenance. For our Mortgages segment, sales and marketing expenses include headcount-related expenses for loan officers and specialists supporting Zillow Home Loans.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Sales and marketing expenses increased $68.8 million, or 43%, due to increases of $35.2 million in our IMT segment, $18.3 million in our Homes segment and $15.4 million in our Mortgages segment.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $26.1 million increase in marketing and advertising costs and a $9.0 million increase in headcount-related expenses. Marketing and advertising costs for the three months ended June 30, 2021 were higher than the comparable prior year period due to our pause of most discretionary spending in the first half of 2020 in response to the COVID-19 pandemic. We expect IMT sales and marketing expenses to increase in absolute dollars in future periods as we continue to increase our marketing and advertising activities.
•The increase in sales and marketing expenses in the Homes segment was primarily attributable to a $10.8 million increase in home holding and selling costs driven by the increase in the number of homes sold during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Home holding and selling costs for the three months ended June 30, 2020 were impacted by our pause in home buying activities in the second quarter of 2020. The increase in sales and marketing expenses was also attributable to a $5.2 million increase in marketing and advertising expenses. We expect sales and marketing expenses within the Homes segment to increase in absolute dollars in future periods as we continue to accelerate our Zillow Offers business. Sales and marketing expenses in our Homes segment included $5.3 million and $2.6 million in holding costs for the three months ended June 30, 2021 and 2020, respectively.
•The increase in sales and marketing expenses in the Mortgages segment was primarily attributable to an $8.6 million increase in headcount-related expenses and a $6.1 million increase in marketing and advertising expenses associated with growth of our Zillow Home Loans business. We expect sales and marketing expenses for our Mortgages segment to increase in absolute dollars in future periods due to expected growth in loan origination volumes driving increased commissions costs as we continue to accelerate our Zillow Home Loans business.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Sales and marketing expenses increased $58.3 million, or 16%, due to increases of $29.2 million in our IMT segment, $27.7 million in our Mortgages segment and $1.4 million in our Homes segment.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $17.8 million increase in marketing and advertising costs and a $16.1 million increase in headcount-related expenses, partially offset by a $3.4 million decrease in depreciation and amortization expense and a $2.3 million decrease in travel expenses. Marketing and advertising costs for the six months ended June 30, 2021 were higher than the comparable prior year period primarily due to our pause in most discretionary spending in the six months ended June 30, 2020 in response to the COVID-19 pandemic.
•The increase in sales and marketing expenses in the Mortgages segment was primarily attributable to a $19.0 million increase in headcount-related expenses and an $8.4 million increase in marketing and advertising expenses associated with growth of our Zillow Home Loans business.
•The increase in sales and marketing expenses in the Homes segment was primarily attributable to increases of $5.2 million in marketing and advertising costs and $2.7 million in home holding and selling costs driven by the increase in the number of homes sold during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, discussed above. During the six months ended June 30, 2020, Homes segment sales and marketing expenses included $5.7 million in expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic, which partially offset the aforementioned increases as no comparable costs were incurred during the six months ended June 30, 2021. Sales and marketing expenses in our Homes segment included $9.2 million and $7.9 million in holding costs for the six months ended June 30, 2021 and 2020, respectively.
Technology and Development
Technology and development expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for individuals engaged in the design, development and testing of our products, mobile applications and websites and the tools and applications that support our products. Technology and development expenses also include equipment and maintenance costs and depreciation expense.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Technology and development expenses increased $31.0 million, or 32%, due to increases of $23.9 million in our IMT segment, $4.2 million in our Homes segment and $2.8 million in our Mortgages segment.
The increase in technology and development expenses for each of our segments was primarily attributable to increases in headcount-related expenses, including share-based compensation expense, of $22.7 million, $3.7 million and $2.6 million for our IMT, Homes and Mortgages segments, respectively, as we continue to invest in human capital to grow our businesses.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Technology and development expenses increased $50.8 million, or 26%, due to increases of $36.6 million in our IMT segment, $8.7 million in our Homes segment and $5.5 million in our Mortgages segment.
The increase in technology and development expenses for each of our segments was primarily attributable to increases in headcount-related expenses, including share-based compensation expense, of $37.4 million, $8.5 million and $4.2 million for our IMT, Homes and Mortgages segments, respectively, as we continue to invest in human capital to grow our businesses.
General and Administrative
General and administrative expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for executive, finance, accounting, legal, human resources, recruiting, corporate information technology costs and other administrative support. General and administrative expenses also include legal settlement costs and estimated legal liabilities, legal, accounting and other third-party professional service fees, rent expense, depreciation expense and bad debt expense.
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
General and administrative expenses increased $29.7 million, or 35%, due to increases of $15.2 million in our IMT segment, $8.6 million in our Mortgages segment and $5.9 million in our Homes segment.
The increase in general and administrative expenses for each of our segments was primarily attributable to increases in headcount-related expenses, including share-based compensation expense, of $12.2 million, $6.2 million and $5.1 million for our IMT, Mortgages and Homes segments, respectively, as we continue to invest in human capital to grow our businesses.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
General and administrative expenses increased $38.0 million, or 21%, due to increases of $15.1 million in our IMT segment, $14.8 million in our Mortgages segment and $8.0 million in our Homes segment.
The increase in general and administrative expenses for each of our segments was primarily due to increases in headcount-related expenses, including share-based compensation expense, of $18.4 million, $11.3 million and $6.9 million for our IMT, Mortgages and Homes segments, respectively, as we continue to invest in human capital to grow our businesses.
Impairment Costs
We did not record any impairment costs for the three and six months ended June 30, 2021. Impairment costs for the six months ended June 30, 2020 consist of a $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset, of which $68.6 million was recorded to the IMT segment and $2.9 million was recorded to the Mortgages segment, and a $5.3 million non-cash impairment related to our October 2016 equity investment recorded to the IMT segment. For additional information about the impairments, see Note 9 and Note 10 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Gain (Loss) on Extinguishment of Debt
We recorded a $0.9 million loss on extinguishment of debt during the three months ended June 30, 2021, associated with conversions of the convertible senior notes maturing in 2023 (“2023 Notes”) and 2024 (“2024 Notes”). We recorded a $2.3 million loss on extinguishment of debt during the six months ended June 30, 2021, associated with conversions of the 2023 Notes, 2024 Notes and convertible senior notes maturing in 2026 (“2026 Notes”). During the three and six months ended June 30, 2020, we recorded a $6.4 million gain on extinguishment of debt associated with the partial repurchase of the convertible senior notes maturing in 2021 (“2021 Notes”). For additional information on the gain (loss) on extinguishment, see Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.
Other income decreased $8.5 million, or 84%, and $15.7 million, or 80%, during the three and six months ended June 30, 2021, respectively. The decrease in other income is primarily due to corporate other income not directly attributable to our segments driven by a greater mix of lower risk investments with generally lower yields and lower market yields on our cash and investments. Additionally, for the three and six months ended June 30, 2020, other income for our IMT segment included a $5.3 million gain on the sale of our October 2016 equity investment. For additional information on the gain on sale, see Note 9 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q. We expect other income related to investment portfolio returns to remain relatively low for the foreseeable future as interest rates are currently projected to remain low.
Acquisition-Related Costs
Acquisition-related costs consist of investment banking, legal, accounting, tax and regulatory filing fees associated with effecting acquisitions.
Acquisition-related costs were $3.7 million and $4.5 million for the three and six months ended June 30, 2021, respectively, primarily as a result of our pending acquisition of ShowingTime.com, Inc. We did not record any acquisition-related costs for the three and six months ended June 30, 2020.
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
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Interest expense increased $1.8 million, or 5%, primarily due to a $1.2 million increase in interest expense related to our Homes segment, while corporate interest expense not attributable to any of our segments remained relatively flat year-over-year.
The increase in Homes segment interest expense was primarily attributable to the increased number of homes financed on our credit facilities, as described above. We expect interest expense to remain relatively flat in the near-term due to expected growth in our homes inventory offset by the settlement of our 2023 Notes, but increase in absolute dollars in the longer-term due to expected continued growth of our Zillow Offers business. For more information on the settlement of the 2023 Notes, refer to Note 19 of our Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Interest expense increased $3.8 million, or 5%, due to a $4.0 million increase in corporate interest expense not attributable to any of our segments and a $2.4 million increase in interest expense related to our Mortgages segment, partially offset by a $2.6 million decrease in interest expense related to our Homes segment.
The increase in corporate interest expense not attributable to any of our segments was primarily due to the May 2020 issuance of the 2025 Notes, partially offset by the settlement of the convertible senior notes due in 2020 (the “2020 Notes”) and the 2021 Notes in the three months ended December 31, 2020 and the settlement of the 2023 Notes, 2024 Notes and 2026 Notes during the six months ended June 30, 2021. The increase in Mortgages segment interest expense was attributable to borrowings on our repurchase agreements and warehouse line of credit to support the growth of Zillow Home Loans. The decrease in Homes segment interest expense was due to a lower number of homes financed on our credit facilities as we continue to grow our homes inventory after our pause in home buying in response to the COVID-19 pandemic and lower weighted average interest rates on our credit facilities.
Income Taxes
We are subject to federal and state income taxes in the U.S. and federal and provincial income taxes in Canada. As of June 30, 2021 and December 31, 2020, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.7 billion as of December 31, 2020, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $53.2 million (tax effected) as of December 31, 2020.
We recorded income tax expense of $13.3 million for the three months ended June 30, 2021 and income tax expense of $10.4 million for the six months ended June 30, 2021, primarily related to state income taxes. We recorded income tax expense of $0.7 million for the three months ended June 30, 2020 and an income tax benefit of $8.5 million for the six months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 10 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents, investments and restricted cash of $4.7 billion and $4.0 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and municipal securities. Investments consist of fixed income securities, which include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit. Restricted cash consists of amounts funded to the reserve and collection accounts related to our credit facilities, amounts held in escrow related to funding home purchases in our mortgage origination business and amounts held in escrow related to our Zillow Closing Services business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of June 30, 2021, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
To preserve our liquidity in response to the COVID-19 pandemic, we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending during the first half of 2020. As our financial position has strengthened, we have gradually increased our hiring and marketing and advertising activities, and on March 11, 2021, we announced our plan to hire more than 2,000 employees nationwide in 2021. Additionally, we temporarily paused home buying through Zillow Offers in the first half of 2020 and resumed home buying activities in all markets in early August 2020.
Our liquidity has been positively impacted by certain provisions included in the CARES Act which provides tax provisions and other stimulus measures to affected companies. Under the CARES Act, we expect to defer certain 2020 employer payroll tax payments until the fourth quarter of 2021 and 2022. During 2020, we deferred a total of $23.8 million of such payments.

On February 17, 2021, we entered into an equity distribution agreement with certain sales agents and/or principals (the “Managers”), pursuant to which we may offer and sell from time to time, through the Managers, shares of our Class C capital stock, having an aggregate gross sales price of up to $1.0 billion, in such share amounts as we may specify by notice to the Managers, in accordance with the terms and conditions set forth in the equity distribution agreement. During the six months ended June 30, 2021, we issued and sold 3,163,502 shares of our Class C capital stock for total proceeds of $550.6 million and net proceeds of $544.6 million, after deducting $6.1 million of commissions and other offering expenses incurred. For additional information regarding the equity distribution agreement, see Note 13 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In February 2021, we entered into a definitive agreement to acquire ShowingTime.com, Inc. (“ShowingTime”), a real estate showing software provider, for $500.0 million in cash, subject to adjustments, payable upon the closing of the acquisition. On April 19, 2021, each of Zillow Group and ShowingTime received a request from the U.S. Federal Trade Commission (the “FTC”) for additional information and documentary material (commonly referred to as a “Second Request”) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) in connection with our proposed acquisition of ShowingTime. The FTC’s Second Request extended the waiting period imposed under the HSR Act until 30 days after both Zillow Group and ShowingTime have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or voluntarily extended by mutual agreement. To facilitate the FTC’s review, Zillow Group and ShowingTime have entered into a timing agreement with the FTC (“Timing Agreement”). Under the Timing Agreement, Zillow Group and ShowingTime agreed not to consummate the proposed acquisition until 53 days after both Zillow Group and ShowingTime have substantially complied with the Second Request. The Timing Agreement does not prevent the parties from consummating the proposed acquisition sooner if the FTC grants early termination of the HSR Act waiting period or if the FTC otherwise closes its investigation after the expiration of the HSR Act waiting period. We continue to cooperate with the FTC in its review of the proposed acquisition.
Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes has a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We primarily use debt financing through credit facilities to fund a portion of the purchase price of homes and certain related costs. We expect home financing to accelerate in future periods as we continue to grow our home buying in all Zillow Offers markets. As of June 30, 2021, we have $824.4 million of total outstanding borrowings on credit facilities to provide capital for Zillow Offers with a total maximum borrowing capacity of $1.5 billion.
Zillow Home Loans continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. As of June 30, 2021, we have $163.4 million of total outstanding borrowings on our warehouse line of credit and master repurchase agreements with a total maximum borrowing capacity of $460.0 million.
As of June 30, 2021, we have outstanding a total of $2.0 billion aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. On May 26, 2021, we submitted notice to the trustee to exercise our right to redeem the remaining $372.8 million in aggregate principal amount of the 2023 Notes on July 6, 2021 (the “Redemption Date”). Holders of the 2023 Notes had the option to convert their 2023 Notes in whole or in part into shares of Class C capital stock prior to the Redemption Date. During the three months ended June 30, 2021, holders of the 2023 Notes elected to convert $5.1 million aggregate principal amount of 2023 Notes. We satisfied these conversions through the issuance of approximately 65.7 thousand shares of Class C capital stock. Subsequent to June 30, 2021, holders of the 2023 Notes elected to convert $366.4 million of aggregate principal amount prior to the Redemption Date. We satisfied these conversions through the issuance of approximately 4.7 million shares of Class C capital stock in July 2021. The remaining $1.3 million of aggregate principal amount was redeemed on July 6, 2021 for $1.3 million in cash, plus accrued and unpaid interest.
For additional information regarding our debt, refer to Note 11 and Note 19 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.

The following table presents selected cash flow data for the periods presented (in thousands, unaudited):

	Six Months Ended June 30,
	2021	2020
Cash Flow Data:
Net cash provided by (used in) operating activities	$(157,502)	$692,620
Net cash provided by (used in) investing activities	1,295,008	(264,634)
Net cash provided by financing activities	937,739	420,199
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
For the six months ended June 30, 2021, net cash used in operating activities was $157.5 million. This was primarily driven by net income of $61.6 million, adjusted by share-based compensation expense of $152.1 million, depreciation and amortization expense of $57.9 million, amortization of debt discount and debt issuance costs of $50.4 million, amortization of contract cost assets of $20.2 million, amortization of right of use assets of $12.9 million, a loss on extinguishment of debt of $2.3 million, and $8.3 million in other adjustments to reconcile net income to net cash used in operating activities. Changes in operating assets and liabilities offset these adjustments by $523.1 million. The changes in operating assets and liabilities are primarily related to a $677.7 million increase in inventory due to home purchases outpacing the sale of homes through Zillow Offers for the six months ended June 30, 2021, a $35.8 million increase in prepaid expenses and other current assets due to the timing of payments and an increase in contract assets driven by increased revenue from our Premier Agent Flex pricing model, a $32.8 million increase in accounts receivable due to an increase in revenue from products and services billed in arrears, a $17.4 million increase in contract cost assets due primarily to capitalized sales commissions, and a $14.2 million decrease in lease liabilities. These changes were partially offset by a $159.3 million decrease in mortgage loans held for sale driven by rising interest rates and the resulting reduction in refinance volume, an $80.8 million increase in accrued expenses and other liabilities driven by the timing of payments, a $7.9 million increase in accrued compensation and benefits, a $4.6 million increase in deferred revenue and a $2.7 million increase in accounts payable.
For the six months ended June 30, 2020, net cash provided by operating activities was $692.6 million. This was primarily driven by a net loss of $247.7 million, adjusted by share-based compensation expense of $96.1 million, non-cash impairment costs of $76.8 million, depreciation and amortization expense of $55.2 million, amortization of debt discount and debt issuance costs of $47.7 million, amortization of contract cost assets of $17.1 million and amortization of right of use assets of $12.7 million. This was offset by an $8.5 million change in deferred income taxes, a gain on extinguishment of debt of $6.4 million and a $1.0 million change in other adjustments to reconcile net loss to cash provided by operating activities for the six months ended June 30, 2020. Changes in operating assets and liabilities increased cash provided by operating activities by $650.6 million. The changes in operating assets and liabilities are primarily related to a $701.1 million decrease in inventory due to the sale of homes and a decrease in home purchases through Zillow Offers during the six months ended June 30, 2020, a $10.0 million increase in other long-term liabilities, a $7.5 million increase in accounts payable and a $4.8 million increase in deferred revenue. These changes were partially offset by a $38.5 million increase in mortgage loans held for sale, a $19.6 million increase in contract cost assets due primarily to the capitalization of sales commissions, an $8.7 million decrease in accrued expenses and other liabilities driven by the timing of payments, a $3.3 million decrease in accrued compensation and benefits, and a $1.5 million increase in accounts receivable due primarily to an increase in revenue from products and services which we bill in arrears.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the six months ended June 30, 2021, net cash provided by investing activities was $1.3 billion. This was the result of $1.3 billion of proceeds from the maturity of investments, partially offset by $34.5 million of purchases of property and equipment and intangible assets.

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
For the six months ended June 30, 2021, cash provided by financing activities was $937.7 million, which was primarily related to $544.6 million in proceeds from the sale of 3,163,502 shares of Class C capital stock under our equity distribution agreement, $463.3 million of net borrowings on our credit facilities related to Zillow Offers, and $75.7 million of proceeds from the exercise of option awards. These cash inflows were partially offset by $145.7 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $10.6 million as of June 30, 2021. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 16 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of June 30, 2021 (in thousands, unaudited):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Convertible senior notes (1)	$2,039,860	$367,678	$—	$1,173,382	$498,800
Interest on convertible senior notes (2)	118,626	29,743	53,918	31,536	3,429
Homes segment credit facilities (3)	824,445	824,445	—	—	—
Mortgages segment credit facilities (4)	163,387	163,387	—	—	—
Homes under contract (5)	1,153,306	1,153,306	—	—	—
Total contractual obligations	$4,299,624	$2,538,559	$53,918	$1,204,918	$502,229
 ____________________
(1) Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates and $367.7 million in aggregate principal amount of the 2023 Notes redeemed on the Redemption Date. Refer to Note 11 and Note 19 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for maturity dates and additional information on our convertible senior notes.
(2) Includes the coupon interest on the convertible senior notes, including $2.8 million in coupon interest on the 2023 Notes due prior to the Redemption Date. Refer to Note 11 and Note 19 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for stated interest rates and additional information on our convertible senior notes.
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

As of June 30, 2021, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.6 million and $10.1 million as of June 30, 2021 and December 31, 2020, respectively.
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
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, municipal securities, U.S. government agency securities, treasury bills, investment grade corporate securities and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
Our convertible senior notes bear interest at fixed rates. Thus, we have no related direct financial statement risk associated with changes in interest rates. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of June 30, 2021 (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$498,800	1.375%
May 15, 2025	565,000	2.75%
September 1, 2024	608,382	0.75%
July 1, 2023 (1)	367,678	1.50%
	$2,039,860

(1) On May 26, 2021, we submitted notice to the trustee that we would redeem the remaining $372.8 million in aggregate principal amount of the 2023 Notes on July 6, 2021 if not earlier converted by the holders. For additional information, see Note 11 and Note 19 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities that provide capital for Zillow Offers. As of June 30, 2021 and December 31, 2020, we had outstanding $824.4 million and $361.2 million, respectively, of borrowings on these credit facilities which bear interest at a floating rate based on the one-month LIBOR plus an applicable margin, and in certain cases a LIBOR floor. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $8.2 million and $3.6 million as of June 30, 2021 and December 31, 2020, respectively.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. As of June 30, 2021 and December 31, 2020, we had outstanding $163.4 million and $309.0 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreements which bear interest at a floating rate based on LIBOR plus an applicable margin, and in certain cases include a LIBOR floor. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreements by approximately $1.6 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2021.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	Amended Zillow Group, Inc. Executive Severance Plan and Summary Plan Description.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2021	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer