Form 10-Q
period 2021-09-30
ZILLOW GROUP, INC.
filed 2021-11-02
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2021, 61,373,807 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 187,212,368 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2021

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, including, but not limited to:
•disruptions in operations (including in our ability to complete the purchase of homes currently under contract and renovate, market and close on the sale of homes in inventory), and relationships with customers, suppliers, vendors, broker partners, contractors, employees, lenders and consumers given our decision to wind down Zillow Offers operations;
•unanticipated developments that may prevent, delay or increase the costs associated with our wind down activities;
•our access to and the availability of financing on terms acceptable to us to finance the purchase of homes through Zillow Offers during the wind down of Zillow Offers;
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
•ability to operate our Zillow Offers and mortgage origination businesses, including the ability to obtain sufficient financing;
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
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations Webpage (http://investors.zillowgroup.com)
•Zillow Group Blog (https://www.zillowgroup.com/news/)
•Zillow Group Twitter Account (https://twitter.com/zillowgroup)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Quarterly Report on Form 10-Q. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC, and the inclusion of our website addresses and Twitter account are as inactive textual references only.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data, unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,195,366	$1,703,130
Short-term investments	1,020,083	2,218,108
Accounts receivable, net of allowance for doubtful accounts of $4,500 and $3,427 at September 30, 2021 and December 31, 2020, respectively	161,080	69,940
Mortgage loans held for sale	221,390	330,758
Inventory	3,758,207	491,293
Prepaid expenses and other current assets	143,756	75,846
Restricted cash	331,019	75,805
Total current assets	7,830,901	4,964,880
Contract cost assets	41,225	50,719
Beneficial interest in securitization	24,902	—
Property and equipment, net	202,450	196,152
Right of use assets	158,841	187,960
Goodwill	2,374,801	1,984,907
Intangible assets, net	195,038	94,767
Other assets	9,481	7,175
Total assets	$10,837,639	$7,486,560
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,891	$18,974
Accrued expenses and other current liabilities	261,547	94,487
Accrued compensation and benefits	59,858	47,666
Borrowings under credit facilities	2,674,335	670,209
Deferred revenue	54,200	48,995
Lease liabilities, current portion	29,437	28,310
Total current liabilities	3,110,268	908,641
Lease liabilities, net of current portion	174,433	207,723
Long-term debt	1,766,238	1,613,523
Other long-term liabilities	15,714	14,857
Total liabilities	5,066,653	2,744,744
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 61,373,807 and 61,101,303 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6	6
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding	1	1
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 187,190,702 and 173,207,170 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	19	17
Additional paid-in capital	7,176,633	5,880,883
Accumulated other comprehensive income	151	164
Accumulated deficit	(1,405,824)	(1,139,255)
Total shareholders’ equity	5,770,986	4,741,816
Total liabilities and shareholders’ equity	$10,837,639	$7,486,560
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Homes	$1,186,158	$187,105	$2,667,455	$1,411,230
IMT	480,195	415,389	1,402,613	1,026,394
Mortgages	70,290	54,198	194,995	113,241
Total revenue	1,736,643	656,692	4,265,063	2,550,865
Cost of revenue:
Homes	1,422,899	183,056	2,775,024	1,353,715
IMT	51,371	49,992	141,852	145,399
Mortgages	21,790	10,725	62,089	24,540
Total cost of revenue	1,496,060	243,773	2,978,965	1,523,654
Gross profit	240,583	412,919	1,286,098	1,027,211
Operating expenses:
Sales and marketing	294,354	155,894	721,743	525,005
Technology and development	111,491	94,774	360,255	292,762
General and administrative	113,130	85,804	328,686	263,384
Impairment costs	—	—	—	76,800
Acquisition-related costs	3,235	—	7,723	—
Total operating expenses	522,210	336,472	1,418,407	1,157,951
Income (loss) from operations	(281,627)	76,447	(132,309)	(130,740)
Gain (loss) on extinguishment of debt	(14,785)	—	(17,119)	6,391
Other income	1,964	3,018	5,990	22,726
Interest expense	(44,737)	(39,470)	(123,722)	(114,652)
Income (loss) before income taxes	(339,185)	39,995	(267,160)	(216,275)
Income tax benefit (expense)	11,011	(425)	591	8,124
Net income (loss)	$(328,174)	$39,570	$(266,569)	$(208,151)
Net income (loss) per share:
Basic	$(1.29)	$0.17	$(1.07)	$(0.95)
Diluted	$(1.29)	$0.16	$(1.07)	$(0.95)
Weighted-average shares outstanding:
Basic	254,074	229,719	248,564	219,989
Diluted	254,074	242,632	248,564	219,989
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(328,174)	$39,570	$(266,569)	$(208,151)
Other comprehensive income (loss):
Unrealized losses on investments	(88)	(1,122)	(5)	(326)
Reclassification adjustment for net investment losses included in net loss	—	—	—	372
Net unrealized gains (losses) on investments	(88)	(1,122)	(5)	46
Currency translation adjustments	(66)	58	(8)	75
Total other comprehensive income (loss)	(154)	(1,064)	(13)	121
Comprehensive income (loss)	$(328,328)	$38,506	$(266,582)	$(208,030)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2021	248,862,931	$25	$6,721,435	$(1,077,650)	$305	$5,644,115
Issuance of common and capital stock upon exercise of stock options	532,710	—	21,865	—	—	21,865
Vesting of restricted stock units	711,560	—	—	—	—	—
Restricted stock units withheld for tax liability	(19)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	89,746	—	—	89,746
Settlement of convertible senior notes	4,674,774	1	343,589	—	—	343,590
Net loss	—	—	—	(328,174)	—	(328,174)
Other comprehensive loss	—	—	—	—	(154)	(154)
Balance at September 30, 2021	254,781,956	$26	$7,176,633	$(1,405,824)	$151	$5,770,986

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2020	226,041,936	$23	$5,246,371	$(1,224,861)	$1,525	$4,023,058
Issuance of common and capital stock upon exercise of stock options	5,454,246	1	186,242	—	—	186,243
Vesting of restricted stock units	777,561	—	—	—	—	—
Restricted stock units withheld for tax liability	(26)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	53,489	—	—	53,489
Settlement of convertible senior notes	85,106	—	2,061	—	—	2,061
Net income	—	—	—	39,570	—	39,570
Other comprehensive loss	—	—	—	—	(1,064)	(1,064)
Balance at September 30, 2020	232,358,823	$24	$5,488,161	$(1,185,291)	$461	$4,303,355

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	240,525,920	$24	$5,880,883	$(1,139,255)	$164	$4,741,816
Issuance of common and capital stock upon exercise of stock options	2,524,170	—	97,550	—	—	97,550
Vesting of restricted stock units	2,304,124	—	—	—	—	—
Restricted stock units withheld for tax liability	(660)	—	(128)	—	—	(128)
Share-based compensation expense	—	—	250,479	—	—	250,479
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	3,163,502	1	544,557	—	—	544,558
Settlement of convertible senior notes	6,264,925	1	403,292	—	—	403,293
Unwind of capped call transactions	(25)	—	—	—	—	—
Net loss	—	—	—	(266,569)	—	(266,569)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance at September 30, 2021	254,781,956	$26	$7,176,633	$(1,405,824)	$151	$5,770,986

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2020	209,066,855	$21	$4,412,200	$(977,140)	$340	$3,435,421
Issuance of common and capital stock upon exercise of stock options	11,779,104	2	371,226	—	—	371,228
Vesting of restricted stock units	2,191,719	—	—	—	—	—
Restricted stock units withheld for tax liability	(32)	—	(2)	—	—	(2)
Share-based compensation expense	—	—	158,125	—	—	158,125
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	8,800,000	1	411,522	—	—	411,523
Equity component of issuance of convertible senior notes maturing in 2025, net of issuance costs	—	—	154,813	—	—	154,813
Settlement of convertible senior notes	839,042	—	(19,723)	—	—	(19,723)
Unwind of capped call transactions	(317,865)	—	—	—	—	—
Net loss	—	—	—	(208,151)	—	(208,151)
Other comprehensive income	—	—	—	—	121	121
Balance at September 30, 2020	232,358,823	$24	$5,488,161	$(1,185,291)	$461	$4,303,355
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(266,569)	$(208,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88,128	81,977
Share-based compensation	231,473	145,105
Amortization of right of use assets	17,610	18,364
Amortization of contract cost assets	31,874	26,554
Amortization of debt discount and debt issuance costs	72,215	75,414
Loss (gain) on extinguishment of debt	17,119	(6,391)
Impairment costs	—	76,800
Inventory valuation adjustment	304,359	—
Deferred income taxes	(3,200)	(8,124)
Other adjustments to reconcile net loss to cash provided by (used in) operating activities	12,813	948
Changes in operating assets and liabilities:
Accounts receivable	(88,618)	(14,483)
Mortgage loans held for sale	109,368	(88,817)
Inventory	(3,570,079)	643,265
Prepaid expenses and other assets	(70,254)	(16,385)
Contract cost assets	(22,380)	(31,833)
Lease liabilities	(20,675)	4,773
Accounts payable	17,891	12,239
Accrued expenses and other current liabilities	162,984	14,499
Accrued compensation and benefits	10,977	(2,331)
Deferred revenue	3,505	9,406
Other long-term liabilities	138	17,329
Net cash provided by (used in) operating activities	(2,961,321)	750,158
Investing activities
Proceeds from maturities of investments	1,696,077	1,160,271
Proceeds from sales of investments	—	116,394
Purchases of investments	(509,022)	(1,881,002)
Purchases of property and equipment	(45,441)	(72,420)
Purchases of intangible assets	(24,309)	(17,226)
Proceeds from sale of equity investment	—	10,000
Cash paid for acquisition, net	(496,741)	—
Net cash provided by (used in) investing activities	620,564	(683,983)
Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	553,282
Proceeds from issuance of Class C capital stock, net of issuance costs	544,557	411,522
Proceeds from issuance of term loan, net of issuance costs	443,399	—
Proceeds from borrowings on credit facilities	2,639,468	97,437
Repayments of borrowings on credit facilities	(534,625)	(674,658)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	(100,717)	87,667
Settlement of convertible senior notes	(1,297)	(194,670)
Proceeds from exercise of stock options	97,550	371,226
Value of equity awards withheld for tax liability	(128)	(2)
Net cash provided by financing activities	3,088,207	651,804
Net increase in cash, cash equivalents and restricted cash during period	747,450	717,979
Cash, cash equivalents and restricted cash at beginning of period	1,778,935	1,230,909
Cash, cash equivalents and restricted cash at end of period	$2,526,385	$1,948,888
Supplemental disclosures of cash flow information
Cash paid for interest	$58,190	$36,787
Noncash transactions:
Write-off of fully amortized intangible assets	$55,099	$—
Write-off of fully depreciated property and equipment	37,606	13,100
Beneficial interest in securitization	24,558	—
Capitalized share-based compensation	19,006	13,020
Derecognition of operating right of use assets and lease liabilities	11,919	—
Property and equipment purchased on account	2,272	1,645
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
Other consumer brands include Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions which include Mortech, dotloop, Bridge Interactive, New Home Feed and ShowingTime. Zillow, Inc. was incorporated as a Washington corporation in December 2004, and we launched the initial version of our website, Zillow.com, in February 2006. Zillow Group, Inc. was incorporated as a Washington corporation in July 2014 in connection with our acquisition of Trulia, Inc. (“Trulia”), and upon the closing of the Trulia acquisition in February 2015, each of Zillow, Inc. and Trulia became wholly owned subsidiaries of Zillow Group, Inc.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: disruptions in operations (including in our ability to complete the purchase of homes currently under contract and renovate, market and close on the sale of homes in inventory), and relationships with customers, suppliers, vendors, broker partners, contractors, employees, lenders and consumers given our decision to wind down Zillow Offers operations; unanticipated developments that may prevent, delay or increase the costs associated with our wind down activities; our access to and the availability of financing on terms acceptable to us to finance the purchase of homes through Zillow Offers during the wind down of Zillow Offers; public health crises, like the COVID-19 pandemic (including variants) and the availability and widespread distribution and use of effective vaccines; rates of revenue growth; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to manage advertising inventory or pricing; engagement and usage of our products; our investment of resources to pursue strategies that may not prove effective; competition in our markets; the stability of the residential real estate market and the impact of interest rate changes; changes in technology, products, markets or services by us or our competitors; addition or loss of significant customers; our ability to maintain or establish relationships with listings and data providers; our ability to obtain or maintain licenses and permits to support our current and future businesses; actual or anticipated changes to our products and services; changes in government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; management of our growth; our ability to attract and retain qualified employees and key personnel; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2021 and our results of operations, comprehensive income (loss) and shareholders’ equity for the three and nine month periods ended September 30, 2021 and 2020, and our cash flows for the nine month periods ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.
Reclassifications
Certain reclassifications have been made in the condensed consolidated statements of operations to conform data for prior periods to the current format. Beginning with the three and six month periods ended June 30, 2021, we presented a gross profit subtotal in our condensed consolidated statements of operations, which requires certain depreciation expense and amortization expense to be included within cost of revenue. We believe the presentation of gross profit is preferable as it facilitates investors’ ability to model across our segments and enhances comparability with our public company peers. To effect the presentation of gross profit, we present the amortization expense for certain intangible assets and data acquisition costs within cost of revenue and have reclassified certain amounts in prior periods in the condensed consolidated statements of operations from technology and development expenses to cost of revenue. Additionally, we reclassified the amortization expense for trade names and trademarks and customer relationship intangible assets from technology and development expenses to sales and marketing expenses. This change has no impact on income (loss) from operations or net income (loss).
Amounts previously reported in the condensed consolidated statements of operations for the periods presented were revised herein as shown below (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Reported	As Revised	Effect of Change	As Reported	As Revised	Effect of Change
Cost of revenue:
Homes	$179,804	$183,056	$3,252	$1,343,791	$1,353,715	$9,924
IMT	28,448	49,992	21,544	76,153	145,399	69,246
Mortgages	7,972	10,725	2,753	19,023	24,540	5,517
Total cost of revenue	216,224	243,773	27,549	1,438,967	1,523,654	84,687
Operating expenses:
Sales and marketing	150,826	155,894	5,068	511,072	525,005	13,933
Technology and development	127,300	94,774	(32,526)	391,075	292,762	(98,313)
General and administrative	85,895	85,804	(91)	263,691	263,384	(307)

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
Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. We expect to adopt this guidance on January 1, 2022 using the modified retrospective approach. Although we continue to evaluate the impact of this guidance on our financial position and results of operations, upon adoption we expect this guidance to result in a reclassification of conversion feature balances from additional paid-in capital to debt and to decrease reported interest expense for our convertible senior notes.
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We expect to apply some of the expedients and exceptions provided in this guidance to our credit facilities, securitization variable funding line, warehouse line of credit and master repurchase agreements which reference the one-month LIBOR in the applicable interest rate, as publication of the one-month LIBOR is expected to cease after June 30, 2023. We expect to amend our facility agreements prior to that date. As the goal of the reference rate reform transition is for it to be economically neutral to entities, we do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.
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
Restricted cash — The carrying value of restricted cash approximates fair value due to the short period of time amounts are borrowed on our credit facilities, home sales proceeds are held in restricted accounts associated with our credit facilities and securitization, and amounts are held in escrow (Level 1).
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
The following table presents the range and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	September 30, 2021	December 31, 2020
Range	38% - 100%	47% - 100%
Weighted-average	86%	75%
Beneficial interest in securitization — Zillow Group sponsored a securitization transaction for Zillow Offers in August 2021. As the sponsor of the transaction, Zillow Group is required to retain at least a 5% interest in the credit risk of the asset-backed securities issued. This interest is presented as a beneficial interest in securitization in our condensed consolidated balance sheet as of September 30, 2021. This investment is classified as an available-for-sale debt security and is measured at fair value on a recurring basis with unrealized gains and losses reported within our condensed consolidated statements of other comprehensive loss. The fair value of the beneficial interest in securitization is calculated using a discounted cash flow methodology. We rely on significant unobservable valuation inputs, as the investment does not trade in active markets with readily observable prices and there is limited observable market data for reference. The primary unobservable inputs include the assumption of no prepayments and a discount rate of approximately 8% applied to the projected cash flows. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement (Level 3).
The beneficial interest in securitization accretes interest income over the expected life using the effective yield method which reflects a portion of the overall fair value adjustment recorded each period on the investment. We reevaluate the cash flow estimates over the life of the beneficial interest on a quarterly basis to determine if a change to the accretable yield is required on a prospective basis.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,811,382	$1,811,382	$—	$—
Short-term investments:
U.S. government agency securities	933,247	—	933,247	—
Treasury bills	44,996	—	44,996	—
Corporate bonds	25,978	—	25,978
Commercial paper	9,987	—	9,987
Municipal securities	5,875	—	5,875	—
Beneficial interest in securitization	24,902	—	—	24,902
Mortgage origination-related:
Mortgage loans held for sale	221,390	—	221,390	—
IRLCs	6,888	—	—	6,888
Forward contracts - other current assets	2,692	—	2,692	—
Forward contracts - other current liabilities	(109)	—	(109)	—
Total	$3,087,228	$1,811,382	$1,244,056	$31,790

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,486,384	$1,486,384	$—	$—
Municipal securities	3,228	—	3,228	—
Short-term investments:
Treasury bills	1,163,813	—	1,163,813	—
U.S. government agency securities	1,037,577	—	1,037,577	—
Municipal securities	16,220	—	16,220	—
Certificates of deposit	498	—	498	—
Mortgage origination-related:
Mortgage loans held for sale	330,758	—	330,758	—
IRLCs	12,342	—	—	12,342
Forward contracts - other current liabilities	(2,608)	—	(2,608)	—
Total	$4,048,212	$1,486,384	$2,549,486	$12,342
The changes in our beneficial interest in securitization were not material for the three and nine month periods ended September 30, 2021. The following table presents the changes in our IRLCs for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020 (1)
Balance, beginning of the period	$6,413	$5,091	$12,342	$937
Issuances	23,006	19,232	57,427	34,739
Transfers	(23,426)	(18,725)	(63,865)	(31,867)
Fair value changes recognized in earnings	895	3,822	984	5,611
Balance, end of period	$6,888	$9,420	$6,888	$9,420
(1) Beginning balance represents transfers of IRLCs from Level 2 to Level 3 within the fair value hierarchy as of January 1, 2020.
At September 30, 2021, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $453.4 million and $637.4 million for our IRLCs and forward contracts, respectively. At December 31, 2020, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $378.1 million and $652.1 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our derivative positions.
See Note 12 for the carrying amount and estimated fair value of our convertible senior notes and term loan.

Note 4. Cash and Cash Equivalents, Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, investments and restricted cash as of the dates presented (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$383,984	$—	$—	$383,984
Cash equivalents:
Money market funds	1,811,382	—	—	1,811,382
Short-term investments:
U. S. government agency securities	933,253	49	(55)	933,247
Treasury bills	44,988	8	—	44,996
Corporate bonds	25,988	—	(10)	25,978
Commercial paper	9,987	—	—	9,987
Municipal securities	5,878	—	(3)	5,875
Restricted cash	331,019	—	—	331,019
Beneficial interest in securitization	24,833	69	—	24,902
Total	$3,571,312	$126	$(68)	$3,571,370

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$213,518	$—	$—	$213,518
Cash equivalents:
Money market funds	1,486,384	—	—	1,486,384
Municipal securities	3,229	—	(1)	3,228
Short-term investments:
Treasury bills	1,163,748	65	—	1,163,813
U.S. government agency securities	1,037,572	57	(52)	1,037,577
Municipal securities	16,226	—	(6)	16,220
Certificates of deposit	498	—	—	498
Restricted cash	75,805	—	—	75,805
Total	$3,996,980	$122	$(59)	$3,997,043
The following table presents available-for-sale investments by contractual maturity date as of September 30, 2021 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$587,120	$587,164
Due after one year	457,807	457,821
Total	$1,044,927	$1,044,985
All short-term investments as of December 31, 2020 had a contractual maturity date of one year or less.

Note 5. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$2,039,284	$339,372
Work-in-process	1,718,923	151,921
Inventory	$3,758,207	$491,293
During the three months ended September 30, 2021, we identified that a large portion of homes in our inventory as of September 30, 2021 had a cost exceeding net realizable value as a result of purchasing homes at higher prices than the Company’s current estimates of future selling prices after selling costs. As a result, we recorded a write-down of $304.4 million to inventory with a corresponding increase to cost of revenue in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2021. Prior to the three months ended September 30, 2021, we did not record any material write-downs to inventory.
Note 6. Contract Balances
Contract assets were $67.1 million and $20.8 million as of September 30, 2021 and December 31, 2020, respectively. Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. Contract assets are primarily related to our Premier Agent Flex and rentals pay per lease offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and qualified leases to be secured for rentals pay per lease and recognize revenue when we satisfy our performance obligations under the corresponding contracts. Contract assets are recorded within prepaid expenses and other current assets in our condensed consolidated balance sheets.
For the three months ended September 30, 2021 and 2020, we recognized revenue of $50.8 million and $43.2 million, respectively, that was included in the deferred revenue balance at the beginning of the respective period. For the nine months ended September 30, 2021 and 2020, we recognized revenue of $48.2 million and $37.0 million, respectively, that was included in the deferred revenue balance at the beginning of the respective period.
Note 7. Contract Cost Assets
As of September 30, 2021 and December 31, 2020, we had $41.2 million and $50.7 million, respectively, of contract cost assets. For the three and nine months ended September 30, 2021 and 2020, we did not incur any material impairment losses to our contract cost assets.
We recorded amortization expense related to contract cost assets of $11.7 million and $9.5 million for the three months ended September 30, 2021 and 2020, respectively, and $31.9 million and $26.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Website development costs	$150,457	$95,466
Leasehold improvements	103,142	110,280
Office equipment, furniture and fixtures	31,482	39,607
Computer equipment	19,445	20,433
Construction-in-progress	13,273	44,151
Property and equipment	317,799	309,937
Less: accumulated amortization and depreciation	(115,349)	(113,785)
Property and equipment, net	$202,450	$196,152
We recorded depreciation expense related to property and equipment (other than website development costs) of $8.6 million and $7.3 million for the three months ended September 30, 2021 and 2020, respectively, and $23.6 million and $26.2 million for the nine months ended September 30, 2021 and 2020, respectively.
We capitalized $27.5 million and $15.0 million in website development costs for the three months ended September 30, 2021 and 2020, respectively, and $54.0 million and $42.9 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for website development costs included in cost of revenue was $8.3 million and $6.2 million for the three months ended September 30, 2021 and 2020, respectively, and $24.7 million and $17.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 9. Acquisition and Equity Investment
Acquisition of ShowingTime.com, Inc.
On September 30, 2021, Zillow Group acquired ShowingTime.com, Inc. (“ShowingTime”) in exchange for approximately $511.7 million in cash, subject to certain adjustments. Our acquisition of ShowingTime has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their preliminary estimated fair values as of September 30, 2021. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The goodwill recognized in conjunction with this business combination has been included in our Internet, Media & Technology (“IMT”) segment.
The total preliminary purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The total preliminary purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$14,973
Identifiable intangible assets	111,100
Goodwill	389,894
Other acquired assets	6,119
Deferred tax liability	(3,920)
Other assumed liabilities	(6,452)
Total preliminary estimated purchase price	$511,714

The preliminary estimated fair value of identifiable intangible assets acquired and associated useful lives consisted of the following (in thousands):

	Preliminary Estimated Fair Value	Estimated Weighted-Average Useful Life (in years)
Customer relationships	$54,500	8
Developed technology	47,600	4
Trade names and trademarks	9,000	10
Total	$111,100
We used an income approach to measure the fair value of the customer relationships based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the developed technology and the trade names and trademarks based on the relief-from-royalty method. These fair value measurements were based on Level 3 inputs under the fair value hierarchy.
Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of assets and liabilities recorded in connection with the acquisition.
Acquisition-related costs incurred, which primarily included legal, accounting and other external costs directly related to the acquisition, are included within Acquisition-related costs within our condensed consolidated statements of operations and were expensed as incurred.
On an unaudited pro forma basis, consolidated revenue would have been approximately 1% higher for the three and nine months ended September 30, 2021 and approximately 2% higher for the three and nine months ended September 30, 2020 if the acquisition would have been consummated as of January 1, 2020. Unaudited pro forma earnings information has not been presented as the effects were not material to our consolidated financial statements.
Equity Investment
In October 2016, we purchased a 10% equity interest in a privately held variable interest entity within the real estate industry for $10.0 million. In March 2020, we recognized a non-cash impairment charge of $5.3 million related to this investment. The impairment charge is included in impairment costs within our IMT segment for the nine months ended September 30, 2020. In June 2020, we sold our 10% equity interest for $10.0 million in cash. We recorded a gain on the sale of the investment of $5.3 million for the nine months ended September 30, 2020, which is classified within other income in our condensed consolidated statements of operations.
Note 10. Goodwill
We have three operating and reportable segments, which have been identified based on the way in which our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The following table presents goodwill by reportable segment as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
IMT	$2,176,310	$1,786,416
Mortgages	198,491	198,491
Total	$2,374,801	$1,984,907
There is no goodwill attributable to the Homes segment. The goodwill recorded in connection with the acquisition of ShowingTime, which includes intangible assets that do not qualify for separate recognition, is not deductible for tax purposes and is included within the IMT segment.

Note 11. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in thousands):

	September 30, 2021
	Cost	Accumulated Amortization	Net
Customer relationships	$138,500	$(79,035)	$59,465
Developed technology	133,664	(79,981)	53,683
Software	57,803	(15,458)	42,345
Trade names and trademarks	45,500	(7,672)	37,828
Intangibles-in-progress	1,319	—	1,319
Purchased content	2,557	(2,159)	398
Total	$379,343	$(184,305)	$195,038

	December 31, 2020
	Cost	Accumulated Amortization	Net
Trade names and trademarks	$36,500	$(3,822)	$32,678
Software	28,515	(11,483)	17,032
Developed technology	86,064	(70,270)	15,794
Customer relationships	87,600	(73,301)	14,299
Intangibles-in-progress	11,863	—	11,863
Purchased content	47,930	(44,829)	3,101
Total	$298,472	$(203,705)	$94,767
Amortization expense recorded for intangible assets for the three months ended September 30, 2021 and 2020 was $13.2 million and $12.8 million, respectively, and $39.5 million and $37.7 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we recognized a non-cash impairment charge of $71.5 million related to our Trulia trade names and trademarks intangible asset, which historically had not been subject to amortization. The impairment charge is included in impairment costs within our IMT and Mortgages segments. In March 2020, we identified factors directly related to the COVID-19 pandemic that led us to conclude it was more likely than not that the $108.0 million carrying value of the asset exceeded its fair value. Accordingly, with the assistance of a third-party valuation specialist, we performed a quantitative analysis to determine the fair value of the intangible asset and concluded that our best estimate of its fair value was $36.5 million. The remaining carrying value of the intangible asset is amortized on an accelerated basis commensurate with the projected cash flows expected to be generated by the intangible asset over a useful life of 10 years. For additional details regarding this impairment, see Note 11 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 12. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Homes segment
Credit facilities:
Goldman Sachs Bank USA	$752,731	$145,825
Citibank, N.A.	955,000	87,103
Credit Suisse AG, Cayman Islands	725,763	128,238
Securitization:
2021-1 variable funding line	32,515	—
2021-1 term loan	468,613	—
Total Homes segment debt	2,934,622	361,166
Mortgages segment
Repurchase agreements:
Credit Suisse AG, Cayman Islands	128,177	149,913
Citibank, N.A.	28,475	90,227
Warehouse line of credit:
Comerica Bank	51,674	68,903
Total Mortgages segment debt	208,326	309,043
Convertible senior notes
1.375% convertible senior notes due 2026	363,096	347,566
2.75% convertible senior notes due 2025	436,074	414,888
0.75% convertible senior notes due 2024	498,455	524,273
1.50% convertible senior notes due 2023	—	326,796
Total convertible senior notes	1,297,625	1,613,523
Total debt	$4,440,573	$2,283,732

Homes Segment
Variable Interest Entities
In the first half of 2021, certain wholly owned subsidiaries of Zillow Group amended and restated the Homes segment credit agreements in order to facilitate a titling trust structure. In March 2021, Zillow Group, through Zillow Offers, began buying and selling homes through a titling trust. The titling trust facilitates the allocation of beneficial ownership of properties to special purpose entities (each, an “SPE”), which SPEs are then party to agreements to finance the properties. Zillow Group initially formed these SPEs to purchase and sell residential properties through Zillow Offers, and subsequent to the creation of the titling trust, these SPEs hold beneficial interests in homes purchased by the titling trust, which the SPEs subsequently finance. Each SPE is a wholly owned subsidiary of Zillow Group and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity outside of these SPEs. The financings executed by the SPEs are secured by the assets and equity of one or more SPEs. These SPEs and titling trust are variable interest entities and Zillow Group is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ and titling trust’s economic performance and the obligation to absorb losses of the SPEs and titling trust or the right to receive benefits that could potentially be significant to the SPEs and titling trust. The SPEs and titling trust are consolidated within Zillow Group’s condensed consolidated financial statements. As of September 30, 2021 and December 31, 2020, the total assets of the SPEs and titling trust were $4.1 billion and $551.2 million, respectively, of which $3.8 billion and $491.3 million are inventory, respectively, $232.0 million and $53.0 million are restricted cash, respectively, and $74.7 million and $3.9 million are accounts receivable, respectively. As of September 30, 2021 and December 31, 2020, the total liabilities of the SPEs and titling trust were $3.0 billion and $372.5 million, respectively, of which $2.9 billion and $361.2 million are credit facility and securitization-related borrowings, respectively, and $56.9 million and $10.8 million are accrued expenses, respectively.

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

Lender	Final Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Goldman Sachs Bank USA	April 21, 2023	$1,250,000	2.90%
Citibank, N.A.	June 9, 2023	1,000,000	2.83%
Credit Suisse AG, Cayman Islands	December 31, 2022	1,500,000	2.86%
	Total	$3,750,000
On July 29, 2021, certain wholly owned subsidiaries of Zillow Group amended the credit agreement with Goldman Sachs Bank USA to increase the total maximum borrowing capacity to $750.0 million. The Goldman Sachs credit facility previously provided a total maximum borrowing capacity of $500.0 million. On September 27, 2021, certain wholly owned subsidiaries of Zillow Group amended the credit agreement with Goldman Sachs Bank USA to temporarily increase the total maximum borrowing capacity to $1.25 billion through December 27, 2021.
On August 24, 2021, certain wholly owned subsidiaries of Zillow Group amended the credit agreement with Citibank, N.A. to increase the total maximum borrowing capacity to $1.0 billion. The Citibank credit facility previously provided a total maximum borrowing capacity of $500.0 million.
On September 17, 2021, certain wholly owned subsidiaries of Zillow Group amended the credit agreement with Credit Suisse AG, Cayman Islands to increase the total maximum borrowing capacity to $1.5 billion. The Credit Suisse credit facility previously provided a total maximum borrowing capacity of $500.0 million.
Undrawn amounts available under the credit facilities included in the table above are not committed, meaning the applicable lender is not committed to, but may in its discretion, advance loan funds in excess of the outstanding borrowings. The final maturity dates are inclusive of extensions which are subject to agreement by the respective lender.
Outstanding amounts drawn under each credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default. Further, each SPE is required to repay any resulting shortfall if the value of the eligible properties beneficially owned by such SPE falls below a certain percentage of the principal amount outstanding under the applicable credit facility. Continued inclusion of properties in each credit facility is subject to various eligibility criteria. For example, aging criteria limit the inclusion in the borrowing base of properties owned longer than a specified number of days, and properties owned for longer than one year are generally ineligible.
The stated interest rate on our credit facilities is one-month LIBOR plus an applicable margin, and in certain cases includes a LIBOR floor, as defined in the respective credit agreements. Our credit facilities include customary representations and warranties, provisions regarding events of default and covenants. The terms of these credit facilities and related financing documents require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth and leverage ratios. As of September 30, 2021, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the credit facilities are non-recourse to Zillow Group. Our credit facilities require that we establish, maintain and in certain circumstances that Zillow Group fund specified reserve accounts. These reserve accounts include, but are not limited to, interest reserves, insurance reserves, tax reserves, renovation cost reserves and reserves for specially permitted liens.

Securitization Transaction
On August 11, 2021, we closed the 2021-1 securitization transaction for Zillow Offers. To effect the transaction, an SPE of the Company (the “Borrower”) entered into a non-revolving term loan with a third-party lender. The term loan consists of a single componentized promissory note evidencing a monthly-pay loan with an initial principal balance of $480.0 million having two fixed rate components and a single principal-only component. The term loan is secured by a beneficial interest in a revolving pool of single-family homes that are owned by our titling trust. The term loan was immediately sold by the third-party lender to a subsidiary of the Company (the “Depositor”) and then sold to a Real Estate Mortgage Investment Conduit (“REMIC”) trust in exchange for revolving notes which are secured by the term loan. The principal amount of each class of notes corresponds to the corresponding principal amount of the term loan components with an additional class that holds the residual REMIC interest. Upon receipt of the notes, the Depositor sold $450.0 million of principal of the notes to third-party investors for gross proceeds of $450.0 million. Total debt issuance costs associated with the term loan were $6.6 million. Zillow Group retained $30.0 million in principal amount of non-interest-bearing notes as the sponsor of the transaction. Proceeds received by the Depositor from the sale of the notes were used as consideration to purchase the term loan from the third-party lender. The retained notes are presented as a beneficial interest in securitization in our condensed consolidated balance sheet as of September 30, 2021.
The Depositor entity is a variable interest entity for which Zillow Group is the primary beneficiary, as it has the power to control the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the Depositor or the right to receive benefits that could potentially be significant to the Depositor. We have evaluated our interest in the REMIC trust, including our interest in the retained notes, and have concluded that we do not have a variable interest in the REMIC trust and therefore do not consolidate the entity.
In conjunction with the securitization, we entered into a variable funding line with Credit Suisse AG, Cayman Islands for an uncommitted maximum borrowing capacity of $65.0 million which bears interest at one-month LIBOR plus an applicable margin. As of September 30, 2021, we borrowed $32.5 million on the variable funding line with a weighted average interest rate of 2.83%. The variable funding line is classified as a current liability in our condensed consolidated balance sheet.
The term loan and variable funding line (together the “Borrower Loans”) are required to be repaid on the maturity date of February 9, 2024, or earlier if accelerated due to an event of default. The term loan has a scheduled reinvestment period of 24 months during which additional homes may be financed as existing homes are sold and is classified as long-term debt in our condensed consolidated balance sheet. Voluntary prepayments of the term loan within the first year are subject to a prepayment fee. The Borrower is required to repay any resulting shortfall if the value of the eligible properties held in the collateral pool falls below a certain percentage of the principal amount outstanding under the Borrower Loans. Continued inclusion of properties in the collateral pool is subject to various eligibility criteria. For example, aging criteria limit the inclusion in the borrowing base of properties owned longer than a specified number of days, and properties owned for longer than one year are generally ineligible. In addition, continued ability to operate the Borrower Loans requires a certain minimum amount of proceeds to be generated monthly from resale of properties in the collateral pool.
The Borrower Loans include customary representations and warranties, provisions regarding events of default and covenants. The Borrower Loans require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth and leverage ratios. As of September 30, 2021, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the Borrower Loans are non-recourse to Zillow Group.

The two fixed rate components of the term loan have stated interest rates of 2.3425% and 3.3524%, respectively, and principal amounts of $370.5 million and $79.5 million, respectively, as of September 30, 2021 and the first interest payment date was September 9, 2021. The principal-only component has a principal amount of $30.0 million as of September 30, 2021. The following tables summarize certain additional details related to our term loan as of the dates presented or for the periods ended (in thousands, except interest rates):

		September 30, 2021
Securitization	Weighted Average Effective Interest Rate (1)	Unamortized Debt Discount and Debt Issuance Costs	Fair Value (2)
2021-1 term loan	3.41%	$11,387	$475,076

(1) The weighted average effective interest rate is calculated using the outstanding principal amounts and effective interest rates for the two fixed rate components and the single principal-only component of the term loan. Debt discount and debt issuance costs have been allocated to the term loan components and will be amortized over the stated term of the term loan using the effective interest method with the amortization classified as a component of interest expense.

(2) The estimated fair value of the term loan was calculated using a discounted cash flow methodology. The fair value is classified as Level 3 due to reliance on significant unobservable valuation inputs.

	Three and Nine Months Ended September 30, 2021
Securitization	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
2021-1 term loan	$1,607	$297	$360	$2,264
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

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Credit Suisse AG, Cayman Islands	March 18, 2022	$300,000	2.50%
Citibank, N.A.	June 10, 2022	100,000	1.83%
Comerica Bank	June 25, 2022	60,000	2.53%
	Total	$460,000
In accordance with the master repurchase agreements, Credit Suisse and Citibank, N.A. (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of September 30, 2021 and December 31, 2020, $166.3 million and $240.1 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the repurchase agreements and warehouse line of credit bear interest at one-month LIBOR plus an applicable margin, and in certain cases include a LIBOR floor, as defined in the governing agreements, and are secured by residential mortgage loans held for sale. The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2021, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.

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
Convertible Senior Notes
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in thousands, except interest rates):

						September 30, 2021		December 31, 2020
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Discount and Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$498,800	1.375%	8.10%	March 1, 2020	March 1; September 1	$135,704	$1,029,633	$152,434	$1,508,675
May 15, 2025	565,000	2.75%	10.32%	November 15, 2020	May 15; November 15	128,926	882,683	150,112	1,168,855
September 1, 2024	608,382	0.75%	7.68%	March 1, 2020	March 1; September 1	109,927	1,281,830	148,727	2,023,280
July 1, 2023	—	1.50%	6.99%	January 1, 2019	January 1; July 1	—	—	46,954	633,039
Total	$1,672,182					$374,557	$3,194,146	$498,227	$5,333,849

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$1,715	$5,432	$133	$7,280	$1,719	$5,022	$123	$6,864
May 15, 2025	3,884	6,877	367	11,128	3,884	6,205	331	10,420
September 1, 2024	1,141	8,053	276	9,470	1,262	8,251	283	9,796
July 1, 2023	20	—	—	20	1,402	3,814	373	5,589
December 1, 2021	—	—	—	—	1,326	2,960	306	4,592
December 15, 2020	—	—	—	—	59	—	—	59
Total	$6,760	$20,362	$776	$27,898	$9,652	$26,252	$1,416	$37,320

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
Maturity Date	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$5,147	$15,981	$392	$21,520	$5,157	$14,768	$361	$20,286
May 15, 2025	11,652	20,112	1,074	32,838	5,891	9,353	499	15,743
September 1, 2024	3,522	24,380	835	28,737	3,772	24,207	828	28,807
July 1, 2023	2,819	7,958	778	11,555	4,206	11,260	1,100	16,566
December 1, 2021	—	—	—	—	5,429	11,816	1,222	18,467
December 15, 2020	—	—	—	—	191	—	—	191
Total	$23,140	$68,431	$3,079	$94,650	$24,646	$71,404	$4,010	$100,060
The convertible notes are senior unsecured obligations. The convertible senior notes maturing in 2026 (“2026 Notes”), 2025 (“2025 Notes”), 2024 (“2024 Notes”) and 2023 (“2023 Notes”) are classified as long-term debt in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for each of the convertible senior notes.
The 2026 Notes, 2025 Notes and 2024 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. They will mature on their respective maturity date, unless earlier repurchased, redeemed or converted in accordance with their terms.
The following table summarizes the conversion and redemption options with respect to the 2026 Notes, 2025 Notes and 2024 Notes (together, the “Notes”):

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
On May 26, 2021, we submitted notice to the trustee to exercise our right to redeem the remaining $372.8 million in aggregate principal amount of the 2023 Notes on July 6, 2021 (the “Redemption Date”). Holders of the 2023 Notes had the option to convert their 2023 Notes in whole or in part into shares of Class C capital stock prior to the Redemption Date at a conversion rate of 12.7592 shares of Class C capital stock per $1,000 principal amount of the 2023 Notes, equal to a conversion price of $78.37 per share. During the three months ended September 30, 2021, holders of the 2023 Notes elected to convert $366.4 million of aggregate principal amount prior to the Redemption Date. We satisfied these conversions through the issuance of approximately 4.7 million shares of Class C capital stock and an immaterial amount of cash in lieu of fractional shares in July 2021. The remaining $1.3 million of aggregate principal amount was redeemed on July 6, 2021 for $1.3 million in cash, plus accrued and unpaid interest. Settlement of the 2023 Notes was accounted for as a debt extinguishment. The 2023 Notes would have otherwise matured on July 1, 2023.

Each outstanding series of the Notes was convertible during the three months ended September 30, 2021, at the option of the holders. During the nine months ended September 30, 2021, holders of the 2024 Notes and 2026 Notes elected to convert $64.6 million and $1.2 million aggregate principal amount of the 2024 Notes and 2026 Notes, respectively. During the nine months ended September 30, 2020, we used a portion of the net proceeds from the issuance of the 2025 Notes to repurchase $194.7 million aggregate principal of the convertible senior notes due 2021 (the “2021 Notes”) in privately negotiated transactions. The following tables summarizes the activity for our convertible senior notes for the periods presented (in thousands, except for share amounts):

Three Months Ended September 30, 2021
2023 Notes
Aggregate principal amount settled	$367,678
Cash paid	$1,297
Shares of Class C capital stock issued	4,674,774
Total fair value of consideration transferred (1)	$562,173
Loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$343,593
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	328,808
Loss on extinguishment of debt	$14,785
Consideration allocated to the equity component	$218,580

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	2023 Notes	2024 Notes	2026 Notes	Total	2021 Notes
Aggregate principal amount settled	$373,750	$64,618	$1,200	$439,568	$194,670
Cash paid	1,297	—	—	1,297	194,670
Shares of Class C capital stock issued	4,752,232	1,485,114	27,579	6,264,925	753,936
Total fair value of consideration transferred (1)	$571,897	$200,478	$4,204	$776,579	$230,859
(Gain) loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$349,241	$53,115	$883	$403,239	$172,886
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	334,245	51,032	843	386,120	179,277
(Gain) loss on extinguishment of debt	$14,996	$2,083	$40	$17,119	$(6,391)
Consideration allocated to the equity component	$222,656	$147,363	$3,321	$373,340	$57,973

(1) For convertible senior notes converted by note holders, the total fair value of consideration transferred includes the value of shares transferred to note holders using the daily volume weighted-average price of our Class C capital stock on the conversion date and an immaterial amount of cash paid in lieu of fractional shares. For convertible senior notes redeemed, the total fair value of consideration transferred comprises cash transferred to note holders to settle the related notes. For convertible senior notes repurchased in the nine months ended September 30, 2020, the total value of consideration transferred includes the value of shares transferred to note holders using the daily volume weighted-average price of our Class C capital stock on the date of transfer as well as cash transferred to note holders to settle the related notes.

(2) Consideration allocated to the liability component is based on the fair value of the liability component immediately prior to settlement, which was calculated using a discounted cash flow analysis with a market interest rate of a similar liability that does not have an associated convertible feature.
For more than 20 trading days during the 30 consecutive trading days ended September 30, 2021, the last reported sale price of our Class C capital stock exceeded 130% of the conversion price of each series of the Notes. Accordingly, each series of the Notes is convertible at the option of the holders from October 1 through December 31, 2021, unless earlier repurchased or redeemed. The 2026 Notes and 2024 Notes were first convertible during the three months ended September 30, 2020, and the 2025 Notes were first convertible during the three months ended March 31, 2021.
For additional details related to our convertible senior notes, see Note 14 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 13. Income Taxes
We are subject to federal and state income taxes in the U.S. and federal and provincial income taxes in Canada. As of September 30, 2021 and December 31, 2020, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.7 billion as of December 31, 2020, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $53.2 million (tax effected) as of December 31, 2020.
We recorded an income tax benefit of $11.0 million for the three months ended September 30, 2021 and an income tax benefit of $0.6 million for the nine months ended September 30, 2021, primarily related to state income taxes and a decrease in the valuation allowance associated with our September 2021 acquisition of ShowingTime. We recorded income tax expense of $0.4 million for the three months ended September 30, 2020 and an income tax benefit of $8.1 million for the nine months ended September 30, 2020. The income tax benefit for the nine months ended September 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 11 of our condensed consolidated financial statements.
Note 14. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2021 or December 31, 2020.
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
There were no shares issued under the equity distribution agreement during the three months ended September 30, 2021.
The following table summarizes the activity pursuant to the equity distribution agreement for the period presented (in thousands, except share and per share amounts):

Nine Months Ended September 30, 2021
Shares of Class C capital stock issued	3,163,502
Weighted-average issuance price per share	$174.0511
Gross proceeds (1)	$550,611
(1) Net proceeds were $544.6 million after deducting $6.1 million of commissions and other offering expenses incurred.

Note 15. Share-Based Awards
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2021:

	Number of Shares Subject to Existing Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	20,051,051	$42.68	7.22	$1,751,105
Granted	8,821,381	131.98
Exercised	(2,524,170)	38.65
Forfeited or cancelled	(910,178)	74.84
Outstanding at September 30, 2021	25,438,084	72.89	7.55	774,667
Vested and exercisable at September 30, 2021	11,590,546	48.58	6.17	505,804
The fair value of options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	55%	52%	52%-56%	45%-52%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.76%	0.22%	0.57%-0.90%	0.22%-0.93%
Weighted-average expected life	4.75 years	4.50 years	4.50-5.75 years	4.50-5.50 years
Weighted-average fair value of options granted	$45.40	$37.09	$58.96	$21.35
As of September 30, 2021, there was a total of $541.5 million in unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2021	7,316,557	$48.14
Granted	1,558,892	124.70
Vested	(2,304,124)	49.54
Forfeited	(699,512)	58.88
Unvested outstanding at September 30, 2021	5,871,813	66.64
As of September 30, 2021, there was a total of $364.4 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$2,573	$1,855	$8,233	$4,621
Sales and marketing	12,733	8,631	35,970	24,740
Technology and development	28,077	19,555	89,119	59,664
General and administrative	36,022	18,918	98,151	56,080
Total	$79,405	$48,959	$231,473	$145,105
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
Effective July 1, 2020, we can no longer assume cash settlement of the principal amount of these outstanding convertible notes, therefore share settlement is now presumed. On a prospective basis we have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted net income per share, if applicable. The following table presents the maximum number of shares and conversion price per share of Class C capital stock for each of the Notes based on the aggregate principal amount outstanding as of September 30, 2021 (in thousands, except per share amounts):

Maturity Date	Shares	Conversion Price per Share
September 1, 2026	11,464	$43.51
May 15, 2025	8,408	67.20
September 1, 2024	13,983	43.51

For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Denominator for basic calculation	254,074	229,719	248,564	219,989
Effect of dilutive securities:
Option awards	—	8,933	—	—
Unvested restricted stock units	—	3,980	—	—
Denominator for dilutive calculation	254,074	242,632	248,564	219,989
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average Class A common stock and Class C capital stock option awards outstanding	17,339	518	18,218	27,333
Weighted-average Class C capital stock restricted stock units outstanding	6,151	62	6,735	8,367
Class A common stock issuable upon conversion of the convertible notes maturing in 2020	—	314	—	374
Class C capital stock issuable upon conversion of the 2021 Notes, 2023 Notes, 2024 Notes, 2025 Notes and 2026 Notes	33,927	45,203	38,026	17,580
Total Class A common stock and Class C capital stock equivalents	57,417	46,097	62,979	53,654
Note 17. Commitments and Contingencies
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
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services. Purchase commitments also include homes we are under contract to purchase through Zillow Offers but that have not closed as of the respective date, though we can cancel these contracts without significant penalty. As of September 30, 2021, the value of the homes under contract that have not closed was $3.3 billion. Non-refundable escrow amounts on homes under contract totaled $7.7 million as of September 30, 2021.
Letters of Credit
As of September 30, 2021, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of our office space operating leases.

Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.9 million and $10.1 million, respectively, as of September 30, 2021 and December 31, 2020.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of September 30, 2021 or December 31, 2020.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied, and we filed our answer to the second amended complaint on May 3, 2019. On October 11, 2019, plaintiffs filed a motion for class certification which was granted by the court on October 28, 2020. On February 17, 2021, the Ninth Circuit Court of Appeals denied our petition for review of that decision. We have denied the allegations of wrongdoing and intend to vigorously defend the claims in this lawsuit. We do not believe that there is a reasonable possibility that a material loss will be incurred related to this lawsuit.

In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court. On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court. All four of the shareholder derivative lawsuits were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the consolidated federal derivative lawsuit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the consolidated federal shareholder derivative complaint was denied. On May 18, 2020, we filed an answer in the consolidated federal derivative lawsuit. On August 24, 2020, we filed an answer in the consolidated state derivative matter. On February 16, 2021, the court in the consolidated state derivative matter stayed the action. On March 5, 2021, a new shareholder derivative lawsuit was filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices, alleging, among other things, violations of federal securities laws. The U.S. District Court for the Western District of Washington formally consolidated the new lawsuit with the other consolidated federal shareholder derivative lawsuit pending in that court on June 15, 2021. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in this consolidated lawsuit. We do not believe that there is a reasonable possibility that a material loss will be incurred related to these derivative matters.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019, we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. We filed our answer with counterclaims in response to the amended complaint on June 11, 2020. On July 2, 2020, IBM filed a motion to dismiss our counterclaims. In response to IBM’s motion, on July 22, 2020, we filed an amended answer with counterclaims. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four inter partes review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted inter partes review proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On July 28, 2021, we filed our answer, affirmative defenses and counterclaims to IBM’s second amended complaint. On August 31, 2021, the court granted judgment with respect to the two patents for which it previously denied judgment on the pleadings, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which was denied by the PTAB. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to these IBM complaints; however, the possible loss or range of loss is not estimable.

On July 21, 2020, IBM filed a second action against us in the U.S. District Court for the Western District of Washington, alleging, among other things, that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. On July 23, 2021, we filed an IPR with the United States Patent and Trademark Office with respect to one patent included in the second lawsuit. On October 6, 2021, the stay of this action was lifted, except for proceeds relating to the one patent for which we filed an IPR. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to these IBM complaints; however, the possible loss or range of loss is not estimable.
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
Note 18. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pretax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $8.3 million and $6.1 million, respectively, for the three months ended September 30, 2021 and 2020, and $24.0 million and $18.9 million, respectively, for the nine months ended September 30, 2021 and 2020.
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
The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through Zillow Offers and the financial results from title and escrow services through Zillow Closing Services. As a result of the decision to wind down Zillow Offers operations, the Company plans to report Zillow Offers as a discontinued operation beginning with the period during which disposition of the business is complete. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, dotloop and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. The Mortgages segment primarily includes the financial results for mortgage originations and the sale of mortgages on the secondary market through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals.

Revenue and costs are directly attributed to our segments when possible. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit the other segments. These costs primarily include headcount-related expenses, general and administrative expenses including executive, finance, accounting, legal, human resources, recruiting and facilities costs, product development and data acquisition costs, costs related to operating our mobile applications, and websites and marketing and advertising costs. These costs are allocated to each segment based on the estimated benefit each segment receives from such expenditures.
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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$1,172,693	$—	$—	$185,904	$—	$—
Premier Agent	—	358,852	—	—	298,673	—
Other	13,465	121,343	—	1,201	116,716	—
Mortgages	—	—	70,290	—	—	54,198
Total revenue	1,186,158	480,195	70,290	187,105	415,389	54,198
Cost of revenue (1)	1,422,899	51,371	21,790	183,056	49,992	10,725
Gross profit	(236,741)	428,824	48,500	4,049	365,397	43,473
Operating expenses (1):
Sales and marketing	106,877	158,665	28,812	32,714	107,900	15,280
Technology and development	28,884	75,051	7,556	25,028	64,075	5,671
General and administrative	33,647	61,722	17,761	20,327	53,466	12,011
Acquisition-related costs	—	3,235	—	—	—	—
Total operating expenses	169,408	298,673	54,129	78,069	225,441	32,962
Income (loss) from operations	(406,149)	130,151	(5,629)	(74,020)	139,956	10,511
Segment other income	274	—	1,096	—	—	636
Segment interest expense	(15,729)	—	(1,110)	(1,597)	—	(553)
Income (loss) before income taxes (2)	$(421,604)	$130,151	$(5,643)	$(75,617)	$139,956	$10,594

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$2,645,697	$—	$—	$1,408,832	$—	$—
Premier Agent	—	1,041,924	—	—	732,741	—
Other	21,758	360,689	—	2,398	293,653	—
Mortgages	—	—	194,995	—	—	113,241
Total revenue	2,667,455	1,402,613	194,995	1,411,230	1,026,394	113,241
Cost of revenue (1)	2,775,024	141,852	62,089	1,353,715	145,399	24,540
Gross profit	(107,569)	1,260,761	132,906	57,515	880,995	88,701
Operating expenses (1):
Sales and marketing	227,687	412,892	81,164	152,171	332,919	39,915
Technology and development	92,381	243,533	24,341	79,843	195,940	16,979
General and administrative	86,994	189,314	52,378	65,628	165,921	31,835
Impairment costs	—	—	—	—	73,900	2,900
Acquisition-related costs	—	7,723	—	—	—	—
Total operating expenses	407,062	853,462	157,883	297,642	768,680	91,629
Income (loss) from operations	(514,631)	407,299	(24,977)	(240,127)	112,315	(2,928)
Segment other income	274	—	3,834	—	5,300	1,223
Segment interest expense	(25,067)	—	(4,005)	(13,506)	—	(1,086)
Income (loss) before income taxes (2)	$(539,424)	$407,299	$(25,148)	$(253,633)	$117,615	$(2,791)
(1) The following table presents depreciation and amortization expense and share-based compensation expense for each of our segments for the periods presented (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$5,357	$22,747	$2,142	$3,029	$22,074	$1,675
Share-based compensation expense	$20,009	$50,737	$8,659	$11,815	$33,435	$3,709

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$14,383	$67,703	$6,042	$9,201	$67,889	$4,887
Share-based compensation expense	$56,425	$150,491	$24,557	$35,847	$98,940	$10,318

(2) The following table presents the reconciliation of total segment income (loss) before income taxes to consolidated income (loss) before income taxes for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment income (loss) before income taxes	$(297,096)	$74,933	$(157,273)	$(138,809)
Corporate interest expense	(27,898)	(37,320)	(94,650)	(100,060)
Corporate other income	594	2,382	1,882	16,203
Gain (loss) on extinguishment of debt	(14,785)	—	(17,119)	6,391
Consolidated income (loss) before income taxes	$(339,185)	$39,995	$(267,160)	$(216,275)

Certain corporate items are not directly attributable to any of our segments, including the gain (loss) on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.
Note 20. Subsequent Events
Closing of Securitization Transaction
On October 1, 2021, we closed our 2021-2 securitization transaction for Zillow Offers involving the issuance and sale to third parties of revolving notes secured by a non-revolving term loan to a special purpose subsidiary of the Company secured by a beneficial interest in a revolving pool of single-family homes that are owned by the titling trust established by the Company. Gross proceeds from the sale of the notes to third parties was approximately $700.0 million. The loan has a term of 36 months with a scheduled reinvestment period of 30 months during which additional homes may be financed as existing homes are sold. Except for certain limited circumstances, the loan is non-recourse to Zillow Group. The term loan consists of a single componentized promissory note representing a monthly-pay loan with an initial principal balance of $749.0 million comprised of two fixed rate components totaling $700.0 million and a single principal-only component of $49.0 million. The weighted-average interest rate for the fixed rate components is 2.63%. In conjunction with the securitization, we entered into a variable funding line with Credit Suisse AG, Cayman Islands for an uncommitted maximum borrowing capacity of $75.0 million which bears interest at one-month LIBOR plus an applicable margin. The term loan and any balances drawn on the variable funding line will be accounted for as debt in our condensed consolidated balance sheets. We retained $49.0 million in principal amount of non-interest-bearing notes as the sponsor of the transaction, which will be presented as a beneficial interest in securitization in our condensed consolidated balance sheets.
Zillow Offers Suspension of Entering into New Contracts
On October 18, 2021, the Company issued a press release announcing that Zillow Offers would not sign any new, additional contracts to buy homes through the end of 2021. The Company paused new contracts in light of renovation and operational capacity constraints and to enable Zillow Offers to focus operations on purchasing homes with already-signed contracts and reducing the renovation pipeline for homes in inventory.
Wind Down of Zillow Offers Operations
On November 2, 2021, the Board of Directors of the Company made the determination to wind down Zillow Offers operations. This decision was made in light of home pricing unpredictability, capacity constraints and other operational challenges faced by Zillow Offers that were exacerbated by an unprecedented housing market, a global pandemic and a difficult labor and supply chain environment. The wind down is expected to take several quarters and result in approximately a 25% reduction of the Company’s workforce. During the wind down period, the Company expects to continue to complete the purchase of homes currently under contract and renovate and sell properties currently in inventory. As a result of the decision to wind down Zillow Offers operations, the Company plans to report Zillow Offers as a discontinued operation beginning with the period during which disposition of the business is complete. In connection with the preparation of financial statements for the three months ended September, 30, 2021, the Company recorded a $304.4 million write-down of inventory associated with Zillow Offers as a result of purchasing homes during the third quarter at higher prices than the Company’s current estimates of the future selling prices after selling costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q .
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
Other consumer brands include Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions which include Mortech, dotloop, Bridge Interactive, New Home Feed and ShowingTime.
Reportable Segments and Revenue Overview
Zillow Group has three reportable segments: the Homes segment, the Internet, Media & Technology (“IMT”) segment and the Mortgages segment. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service and the financial results from the title and escrow services provided through Zillow Closing Services. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, as well as dotloop, display and other advertising and business software solutions. In future periods, the IMT segment will also include the financial results associated with our acquisition of ShowingTime, Inc. (“ShowingTime”), which closed on September 30, 2021. For additional information regarding the acquisition, see Note 9 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Mortgages segment primarily includes financial results for mortgage originations through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals.
The Homes segment primarily generates revenue through our Zillow Offers service from the resale of homes. Other Homes revenue relates to revenue associated with title and escrow services provided through Zillow Closing Services. As a result of the decision to wind down Zillow Offers operations, the Company plans to report Zillow Offers as a discontinued operation beginning with the period during which disposition of the business is complete.
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

Other IMT revenue includes revenue generated by rentals, new construction and display advertising, as well as revenue from the sale of various other advertising and business technology solutions for real estate professionals, including dotloop. Rentals revenue includes advertising sold to property managers, landlords and other rental professionals on a cost per lead, click, lease, listing or impression basis or for a fixed fee for certain advertising packages. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. Display revenue consists of graphical mobile and web advertising sold on a cost per impression or cost per click basis to advertisers promoting their brands on our mobile applications and websites.
In our Mortgages segment, we primarily generate revenue through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
As of September 30, 2021, we had 7,999 full-time employees compared to 5,504 full-time employees as of December 31, 2020.
Financial Highlights
During the three months ended September 30, 2021 and 2020, we generated total revenue of $1.7 billion and $0.7 billion, respectively, representing year-over-year growth of 164%. The increase in total revenue was primarily attributable to the following:
•Zillow Offers revenue increased by $986.8 million to $1.2 billion for the three months ended September 30, 2021 due to the sale of 3,032 homes at an average selling price of $386.8 thousand per home. For the three months ended September 30, 2020, Zillow Offers revenue was $185.9 million due to the sale of 583 homes at an average selling price of $318.8 thousand per home.
•Premier Agent revenue increased by $60.2 million to $358.9 million for the three months ended September 30, 2021 compared to $298.7 million for the three months ended September 30, 2020. The increase in Premier Agent revenue was primarily due to a 26% increase in Premier Agent revenue per visit, driven primarily by continued strong demand across the residential real estate industry and growth in monetization of our impressions and leads.
•Mortgages segment revenue increased by $16.1 million to $70.3 million for the three months ended September 30, 2021 compared to $54.2 million for the three months ended September 30, 2020, driven by an increase in revenue generated by Zillow Home Loans, as total loan origination volumes increased 115%, and an increase in revenue from Custom Quote and Connect advertising services.
During the three months ended September 30, 2021 and 2020, we generated total gross profit of $240.6 million and $412.9 million, respectively, representing a year-over-year decrease of 42%. Gross profit was negatively impacted during the three months ended September 30, 2021 by a write-down for Homes inventory lower of cost or net realizable value adjustment of $304.4 million. This adjustment was primarily due to purchasing homes at higher prices than the Company’s current estimates of future selling prices.
Zillow Offers Suspension of Entering into New Contracts
On October 18, 2021, the Company issued a press release announcing that Zillow Offers would not sign any new, additional contracts to buy homes through the end of 2021. The Company paused new contracts in light of renovation and operational capacity constraints and to enable Zillow Offers to focus operations on purchasing homes with already-signed contracts and reducing the renovation pipeline for homes in inventory.
Wind Down of Zillow Offers Operations
On November 2, 2021, the Board of Directors of the Company made the determination to wind down Zillow Offers operations. This decision was made in light of home pricing unpredictability, capacity constraints and other operational challenges faced by Zillow Offers that were exacerbated by an unprecedented housing market, a global pandemic and a difficult labor and supply chain environment. The wind down is expected to take several quarters and result in approximately a 25% reduction of the Company’s workforce. During the wind down period, the Company expects to continue to complete the purchase of homes currently under contract and renovate and sell properties currently in inventory. As a result of the decision to wind down Zillow Offers operations, the Company plans to report Zillow Offers as a discontinued operation beginning with the period during which disposition of the business is complete. In connection with the preparation of financial statements for the three months ended September, 30, 2021, the Company recorded a $304.4 million write-down of inventory associated with

Zillow Offers as a result of purchasing homes during the third quarter at higher prices than the Company’s current estimates of the future selling prices after selling costs.
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
We have taken meaningful actions to support our customers and partners throughout the pandemic. In 2020, we implemented a variety of relief initiatives to help them navigate their financial challenges. This included discounts provided to our Premier Agents and on certain of our other IMT and Mortgage marketplace products. In addition, we temporarily paused home buying in early 2020 in all markets in response to local public health orders and to help protect the safety and health of our employees, customers and partners. By early August 2020, we had resumed home buying in all paused Zillow Offers markets with enhanced health and safety protocols and increased usage of virtual technology. For more details on these initiatives, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
We have also taken action to promote the health and safety of our employees during the COVID-19 pandemic. We quickly transitioned the majority of our employees to work remotely and announced that most employees will have flexibility to work from home indefinitely. In September 2021, we enabled voluntary office access to certain office locations and continue to adhere to the guidelines issued by health authorities. We believe our physical offices will continue to provide our distributed workforce with another opportunity to work, learn and collaborate in-person in the future.
To preserve our liquidity in response to the COVID-19 pandemic, during the first half of 2020 we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending. As our financial position strengthened, we increased our hiring and marketing and advertising activities.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended September 30,		2020 to 2021 % Change
	2021	2020
Visits	2,661.7	2,786.2	(4)%
During the three months ended September 30, 2021, visits decreased 4% compared to the three months ended September 30, 2020, driven primarily by strong residential real estate industry recovery in the comparable prior year period coupled with more normalized seasonality impacts during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
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
During the three months ended September 30, 2021, unique users decreased 4% compared to the three months ended September 30, 2020, driven primarily by strong residential real estate industry recovery in the comparable prior year period coupled with more normalized seasonality impacts during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended September 30,		2020 to 2021 % Change
	2021	2020
Average monthly unique users	226.6	236.2	(4)%
Homes Sold
The number of homes sold through Zillow Offers is an important metric as it is an indicator of customers’ adoption of the Zillow Offers service as well as our ability to generate revenue through the service. Growth in the number of homes sold through Zillow Offers suggests increased adoption of the service by home buyers and generally results in growth in Homes segment revenue.
The following table presents the number of homes sold through Zillow Offers for the periods presented:

	Three Months Ended September 30,		2020 to 2021 % Change
	2021	2020
Number of homes sold	3,032	583	420%
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in thousands):

	Three Months Ended September 30,		2020 to 2021 % Change
	2021	2020
Purchase loan origination volume	$358,924	$163,728	119%
Refinance loan origination volume	753,629	353,360	113%
Total loan origination volume	$1,112,553	$517,088	115%

Results of Operations
Given the remaining uncertainty surrounding the COVID-19 pandemic and our plans to wind down the Zillow Offers business, financial performance for prior and current periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended September 30,		2020 to 2021		Three Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Revenue:
Homes segment:
Zillow Offers	$1,172,693	$185,904	$986,789	531%	68%	28%
Other	13,465	1,201	12,264	1,021	1	—
Total Homes segment revenue	1,186,158	187,105	999,053	534	68	28
IMT segment:
Premier Agent	358,852	298,673	60,179	20	21	45
Other	121,343	116,716	4,627	4	7	18
Total IMT segment revenue	480,195	415,389	64,806	16	28	63
Mortgages segment	70,290	54,198	16,092	30	4	8
Total revenue	$1,736,643	$656,692	$1,079,951	164%	100%	100%

					% of Total Revenue
	Nine Months Ended September 30,		2020 to 2021		Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Revenue:
Homes segment:
Zillow Offers	$2,645,697	$1,408,832	$1,236,865	88%	62%	55%
Other	21,758	2,398	19,360	807	1	—
Total Homes segment revenue	2,667,455	1,411,230	1,256,225	89	63	55
IMT segment:
Premier Agent	1,041,924	732,741	309,183	42	24	29
Other	360,689	293,653	67,036	23	8	12
Total IMT segment revenue	1,402,613	1,026,394	376,219	37	33	40
Mortgages segment	194,995	113,241	81,754	72	5	4
Total revenue	$4,265,063	$2,550,865	$1,714,198	67%	100%	100%

Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Total revenue increased $1.1 billion, or 164%, to $1.7 billion:
•Homes segment revenue increased 534% to $1.2 billion, primarily due to an increase of $986.8 million, or 531%, in Zillow Offers revenue. Zillow Offers revenue increased to $1.2 billion due to the sale of 3,032 homes at an average selling price of $386.8 thousand per home, as compared to the sale of 583 homes at an average selling price of $318.8 thousand per home in the comparable prior year period. The pause in home buying activities in Zillow Offers in response to the COVID-19 pandemic in the first half of 2020 resulted in lower inventory available for resale during the three months ended September 30, 2020. We resumed home buying activities in all markets by early August 2020 and have since significantly grown our acquisition and resale volumes, driving the year-over-year increase in revenue. We expect Zillow Offers inventory growth during the three months ended September 30, 2021 to result in increased revenue during the three months ending December 31, 2021 and March 31, 2022. However, as a result of the pause in entering into additional contracts to buy homes beginning in October 2021 and our subsequent decision to wind down Zillow Offers operations, we expect Zillow Offers revenue will decrease beginning with the three months ending June 30, 2022.
•IMT segment revenue increased 16% to $480.2 million due primarily to a $60.2 million, or 20%, increase in Premier Agent revenue. The increase in Premier Agent revenue was primarily driven by an increase in Premier Agent revenue per visit, which increased by 26% to $0.135 for the three months ended September 30, 2021 from $0.107 for the three months ended September 30, 2020. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs by the number of visits in the period. The increase in Premier Agent revenue per visit was driven primarily by continued strong demand across the residential real estate industry and growth in monetization of our impressions and leads.
•Mortgages segment revenue increased 30% to $70.3 million due to growth in mortgage originations revenue which drove 54% of the increase in Mortgages segment revenue, and growth in our Custom Quote and Connect advertising services revenue which accounted for 43% of the increase in Mortgages segment revenue. The increase in mortgage originations revenue was primarily due to an increase in loan origination volume from $517.1 million to $1.1 billion, or 115%, as we continued to grow our mortgage originations business. This increase was partially offset by a 40% decrease in gain on sale margin driven by industry margin compression. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties. The increase in our Custom Quote and Connect advertising revenue was primarily due to a 5% increase in leads generated from marketing products sold to mortgage professionals. We expect Mortgages segment revenue to decrease in absolute dollars in future periods due to expected decreased refinance activity driven by interest rate impacts and decreased purchase activity due to seasonality and the wind down of Zillow Offers operations.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Total revenue increased $1.7 billion, or 67%, to $4.3 billion:
•Homes segment revenue increased 89% to $2.7 billion, primarily due to an increase of $1.2 billion, or 88%, in Zillow Offers revenue. Zillow Offers revenue increased to $2.6 billion due to the sale of 7,083 homes at an average selling price of $373.5 thousand per home, as compared to the sale of 4,414 homes at an average selling price of $319.1 thousand per home in the comparable prior year period. Homes segment revenue for the nine months ended September 30, 2020 was negatively impacted by the temporary pause in home buying activities in response to the COVID-19 pandemic, as discussed above, contributing to the year-over-year increase in revenue.

•IMT segment revenue increased 37% to $1.4 billion due to a $309.2 million, or 42%, increase in Premier Agent revenue and a $67.0 million, or 23%, increase in Other IMT revenue. Premier Agent revenue was positively impacted by an increase in visits, which increased 8% to 7.9 billion for the nine months ended September 30, 2021 from 7.4 billion for the nine months ended September 30, 2020. The increase in visits increased the number of impressions and leads we could monetize in our Premier Agent marketplace. Additionally, Premier Agent revenue for the nine months ended September 30, 2020 was negatively impacted by discounts offered to our Premier Agent partners in response to the COVID-19 pandemic. Other IMT revenue increased primarily due to a 26% increase in revenue generated by our rentals marketplace, including our flat fee, pay per listing and rental applications products.
•Mortgages segment revenue increased 72% to $195.0 million primarily due to growth in mortgage originations revenue which drove 68% of the increase in Mortgages segment revenue, while growth in our Custom Quote and Connect advertising services revenue accounted for 31% of the increase in Mortgages segment revenue. The increase in mortgage originations revenue was primarily driven by an increase in loan origination volume from $922.4 million to $3.2 billion, an increase of 243%. We believe low interest rates coupled with growth of our mortgage originations business have supported strong refinance and home purchase activity during the nine months ended September 30, 2021. This was partially offset by a 38% decrease in gain on sale margin driven by industry margin compression. The increase in our Custom Quote and Connect advertising revenue was primarily due to a 24% increase in leads generated from marketing products sold to mortgage professionals.
Income (Loss) Before Income Taxes

					% of Revenue
	Three Months Ended September 30,		2020 to 2021		Three Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Income (loss) before income taxes:
Homes segment	$(421,604)	$(75,617)	$(345,987)	(458)%	(36)%	(40)%
IMT segment	130,151	139,956	(9,805)	(7)	27	34
Mortgages segment	(5,643)	10,594	(16,237)	(153)	(8)	20
Corporate items (1)	(42,089)	(34,938)	(7,151)	(20)	N/A	N/A
Total income (loss) before income taxes	$(339,185)	$39,995	$(379,180)	(948)%	(20)%	6%

					% of Revenue
	Nine Months Ended September 30,		2020 to 2021		Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Income (loss) before income taxes:
Homes segment	$(539,424)	$(253,633)	$(285,791)	(113)%	(20)%	(18)%
IMT segment	407,299	117,615	289,684	246	29	11
Mortgages segment	(25,148)	(2,791)	(22,357)	(801)	(13)	(2)
Corporate items (1)	(109,887)	(77,466)	(32,421)	(42)	N/A	N/A
Total loss before income taxes	$(267,160)	$(216,275)	$(50,885)	(24)%	(6)%	(8)%
(1) Certain corporate items are not directly attributable to any of our segments, including the gain (loss) on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Adjusted EBITDA

					% of Revenue
	Three Months Ended September 30,		2020 to 2021		Three Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Net income (loss)	$(328,174)	$39,570	$(367,744)	(929)%	(19)%	6%
Adjusted EBITDA:
Homes segment	$(380,783)	$(59,176)	$(321,607)	(543)%	(32)%	(32)%
IMT segment	206,870	195,465	11,405	6	43	47
Mortgages segment	5,172	15,895	(10,723)	(67)	7	29
Total Adjusted EBITDA	$(168,741)	$152,184	$(320,925)	(211)%	(10)%	23%

					% of Revenue
	Nine Months Ended September 30,		2020 to 2021		Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Net loss	$(266,569)	$(208,151)	$(58,418)	(28)%	(6)%	(8)%
Adjusted EBITDA:
Homes segment	$(443,823)	$(195,079)	$(248,744)	(128)%	(17)%	(14)%
IMT segment	633,216	353,044	280,172	79	45	34
Mortgages segment	5,622	15,177	(9,555)	(63)	3	13
Total Adjusted EBITDA	$195,015	$173,142	$21,873	13%	5%	7%

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income (loss) on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in thousands, unaudited):

	Three Months Ended September 30, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(328,174)
Income taxes	N/A	N/A	N/A	N/A	(11,011)
Income (loss) before income taxes	$(421,604)	$130,151	$(5,643)	$(42,089)	$(339,185)
Other income	(274)	—	(1,096)	(594)	(1,964)
Depreciation and amortization	5,357	22,747	2,142	—	30,246
Share-based compensation	20,009	50,737	8,659	—	79,405
Acquisition-related costs	—	3,235	—	—	3,235
Loss on extinguishment of debt	—	—	—	14,785	14,785
Interest expense	15,729	—	1,110	27,898	44,737
Adjusted EBITDA	$(380,783)	$206,870	$5,172	$—	$(168,741)

	Three Months Ended September 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$39,570
Income taxes	N/A	N/A	N/A	N/A	425
Income (loss) before income taxes	$(75,617)	$139,956	$10,594	$(34,938)	$39,995
Other income	—	—	(636)	(2,382)	(3,018)
Depreciation and amortization	3,029	22,074	1,675	—	26,778
Share-based compensation	11,815	33,435	3,709	—	48,959
Interest expense	1,597	—	553	37,320	39,470
Adjusted EBITDA	$(59,176)	$195,465	$15,895	$—	$152,184

	Nine Months Ended September 30, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(266,569)
Income taxes	N/A	N/A	N/A	N/A	(591)
Income (loss) before income taxes	$(539,424)	$407,299	$(25,148)	$(109,887)	$(267,160)
Other income	(274)	—	(3,834)	(1,882)	(5,990)
Depreciation and amortization	14,383	67,703	6,042	—	88,128
Share-based compensation	56,425	150,491	24,557	—	231,473
Acquisition-related costs	—	7,723	—	—	7,723
Loss on extinguishment of debt	—	—	—	17,119	17,119
Interest expense	25,067	—	4,005	94,650	123,722
Adjusted EBITDA	$(443,823)	$633,216	$5,622	$—	$195,015

	Nine Months Ended September 30, 2020
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(208,151)
Income taxes	N/A	N/A	N/A	N/A	(8,124)
Income (loss) before income taxes	$(253,633)	$117,615	$(2,791)	$(77,466)	$(216,275)
Other income	—	(5,300)	(1,223)	(16,203)	(22,726)
Depreciation and amortization	9,201	67,889	4,887	—	81,977
Share-based compensation	35,847	98,940	10,318	—	145,105
Gain on extinguishment of debt	—	—	—	(6,391)	(6,391)
Impairment costs	—	73,900	2,900	—	76,800
Interest expense	13,506	—	1,086	100,060	114,652
Adjusted EBITDA	$(195,079)	$353,044	$15,177	$—	$173,142

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

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended September 30,		2020 to 2021		Three Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Cost of revenue	$1,496,060	$243,773	$1,252,287	514%	86%	37%
Gross profit	240,583	412,919	(172,336)	(42)	14	63
Operating expenses:
Sales and marketing	294,354	155,894	138,460	89	17	24
Technology and development	111,491	94,774	16,717	18	6	14
General and administrative	113,130	85,804	27,326	32	7	13
Acquisition-related costs	3,235	—	3,235	N/A	—	—
Total operating expenses	522,210	336,472	185,738	55	30	51
Loss on extinguishment of debt	(14,785)	—	(14,785)	N/A	(1)	—
Other income	1,964	3,018	(1,054)	(35)	—	—
Interest expense	(44,737)	(39,470)	(5,267)	(13)	(3)	(6)
Income tax benefit (expense)	11,011	(425)	11,436	2,691	1	—

					% of Total Revenue
	Nine Months Ended September 30,		2020 to 2021		Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020

	(in thousands, unaudited)
Cost of revenue	$2,978,965	$1,523,654	$1,455,311	96%	70%	60%
Gross profit	1,286,098	1,027,211	258,887	25	30	40
Operating expenses
Sales and marketing	721,743	525,005	196,738	37	17	21
Technology and development	360,255	292,762	67,493	23	8	11
General and administrative	328,686	263,384	65,302	25	8	10
Impairment costs	—	76,800	(76,800)	(100)	—	3
Acquisition-related costs	7,723	—	7,723	N/A	—	—
Total operating expenses	1,418,407	1,157,951	260,456	22	33	45
Gain (loss) on extinguishment of debt	(17,119)	6,391	(23,510)	(368)	—	—
Other income	5,990	22,726	(16,736)	(74)	—	1
Interest expense	(123,722)	(114,652)	(9,070)	(8)	(3)	(4)
Income tax benefit	591	8,124	(7,533)	(93)	—	—

Cost of Revenue
Cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile applications and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile applications and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. For our Homes segment, cost of revenue also consists of the consideration paid to acquire and make certain repairs and updates to each home, including associated overhead costs, as well as inventory valuation adjustments. For our IMT and Mortgages segments, cost of revenue also includes credit card fees and ad serving costs paid to third parties. For our Mortgages segment, cost of revenue also consists of direct costs to originate loans, including underwriting and processing costs.
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Cost of revenue increased by $1.3 billion, or 514%, due primarily to an increase of $1.2 billion in our Homes segment.
•The increase in cost of revenue in our Homes segment was driven primarily by an increase of $905.0 million in home acquisition costs due to the increase in the number of homes sold from 583 during the three months ended September 30, 2020 to 3,032 during the three months ended September 30, 2021. The increase in cost of revenue was also attributable to the write-down of $304.4 million related to homes in inventory as of September 30, 2021 with a carrying value exceeding their net realizable value as a result of purchasing homes at higher prices than our current estimates of future selling prices. We expect Zillow Offers inventory growth during the three months ended September 30, 2021 to result in increased cost of revenue for the Homes segment for the three months ending December 31, 2021 and March 31, 2022 as homes in inventory are sold. Additionally, we expect the recognition of losses on homes we were under contract to purchase as of the end of the third quarter to materially contribute to the increase in cost of revenue for the three months ending December 31, 2021. Further, as a result of the pause in entering into additional contracts to buy homes beginning in October 2021 and our subsequent decision to wind down Zillow Offers operations, we expect cost of revenue to decrease beginning with the three months ending June 30, 2022.
•There was an $11.1 million increase in cost of revenue in the Mortgages segment that was primarily attributable to an increase in lead acquisition costs of $5.1 million associated with growth in our Zillow Home Loans business, as well as an increase in headcount-related expenses, including share-based compensation expense, of $4.8 million.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Cost of revenue increased by $1.5 billion, or 96%, due to an increase of $1.4 billion in our Homes segment and an increase of $37.5 million in our Mortgages segment.
•The increase in cost of revenue in our Homes segment was primarily attributable to an increase of $1.1 billion in home acquisition costs due to the increase in the number of homes sold from 4,414 during the nine months ended September 30, 2020 to 7,083 during the nine months ended September 30, 2021. The increase in cost of revenue was also attributable to the write-down of $304.4 million discussed above.
•The increase in cost of revenue in our Mortgages segment was primarily attributable to an increase in headcount-related expenses, including share-based compensation expense, of $16.0 million, an increase in lead acquisition costs of $14.7 million associated with growth in our Zillow Home Loans business, and an increase in mortgage loan processing costs of $3.4 million corresponding with the increase in loan origination volume.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our relatively higher gross margin segments, IMT and Mortgages, and our relatively lower gross margin Homes segment.
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Gross profit decreased by $172.3 million, or 42%, primarily due to a decrease in gross profit of $240.8 million in our Homes segment, partially offset by increases in gross profit of $63.4 million in our IMT segment and $5.0 million in our Mortgages segment. Total gross margin decreased from 63% to 14%.
•The decrease in Homes segment gross profit was primarily driven by a $304.4 million inventory write-down, discussed above. Gross margin decreased from 2% for the three months ended September 30, 2020 to (20)% for the three months ended September 30, 2021.
•The increase in IMT segment gross profit was driven by an improvement in gross margin from 88% to 89%, primarily associated with increased revenue, discussed above.
•The increase in Mortgages segment gross profit was driven by an increase in revenue, discussed above. However, gross margin declined from 80% to 69%, driven by increases in cost of revenue, primarily associated with additional lead acquisition costs and headcount-related expenses as a result of increased origination volume, which outpaced the growth in revenue primarily due to industry margin compression.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Gross profit increased by $258.9 million, or 25%, due to increases of $379.8 million in our IMT segment and $44.2 million in our Mortgages segment, partially offset by a decrease of $165.1 million in our Homes segment. Total gross margin decreased from 40% to 30%.
•The increase in IMT segment gross profit was driven by an improvement in gross margin from 86% to 90%, primarily associated with increased revenue, discussed above.
•The increase in Mortgages segment gross profit was driven by increased revenue, discussed above. Gross margin declined from 78% to 68%, driven by an increase in cost of revenue, primarily associated with additional headcount-related expenses and lead acquisition costs as a result of increased origination volume, which outpaced the growth in revenue primarily due to industry margin compression.
•The decrease in Homes segment gross profit was driven by the inventory write down discussed above. Gross margin decreased from 4% for the nine months ended September 30, 2020 to (4)% for the nine months ended September 30, 2021.
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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Sales and marketing expenses increased $138.5 million, or 89%, due to increases of $74.2 million in our Homes segment, $50.8 million in our IMT segment and $13.5 million in our Mortgages segment.
•The increase in sales and marketing expenses in the Homes segment was primarily attributable to a $50.8 million increase in home holding and selling costs driven by the increase in the number of homes sold during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Home holding and selling costs for the three months ended September 30, 2020 were impacted by our pause in home buying activities in the first half of 2020, which resulted in lower inventory available for resale during the three months ended September 30, 2020. The increase in sales and marketing expenses was also attributable to an increase in headcount-related expenses, including share-based compensation expense, of $11.4 million, and a $7.9 million increase in marketing and advertising expenses. Sales and marketing expenses in our Homes segment included $17.8 million and $1.0 million in holding costs for the three months ended September 30, 2021 and 2020, respectively. We expect sales and marketing expenses within the Homes segment to decrease throughout 2022 due to the wind down of Zillow Offers operations.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $38.7 million increase in marketing and advertising costs and an increase in headcount-related expenses, including share-based compensation expense, of $13.5 million. Marketing and advertising costs for the three months ended September 30, 2021 were higher than the comparable prior year period due to our pause in most discretionary spending associated with liquidity preservation in response to the COVID-19 pandemic in the comparable prior year period. We expect IMT sales and marketing expenses to decrease in absolute dollars for the three months ending December 31, 2021 due to the seasonality of advertising and marketing spend.
•The increase in sales and marketing expenses in the Mortgages segment was primarily attributable to an increase in headcount-related expenses, including share-based compensation expense, of $8.5 million, and a $4.0 million increase in marketing and advertising expenses associated with growth of our Zillow Home Loans business. We expect sales and marketing expenses for our Mortgages segment to decrease in absolute dollars in future periods corresponding with the expected decrease in revenue.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Sales and marketing expenses increased $196.7 million, or 37%, due to increases of $80.0 million in our IMT segment, $75.5 million in our Homes segment and $41.2 million in our Mortgages segment.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $56.5 million increase in marketing and advertising costs and an increase in headcount-related expenses, including share-based compensation expense, of $29.7 million, partially offset by a $4.3 million decrease in depreciation and amortization expense. Marketing and advertising costs for the nine months ended September 30, 2021 were higher than the comparable prior year period primarily due to our pause in most discretionary spending in the nine months ended September 30, 2020 in response to the COVID-19 pandemic.
•The increase in sales and marketing expenses in the Homes segment was primarily attributable to an increase of $53.6 million in home holding and selling costs driven by the increase in the number of homes sold during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, discussed above, an increase of $13.0 million in marketing and advertising costs, and an increase in headcount-related expenses, including share-based compensation expense, of $9.2 million. During the nine months ended September 30, 2020, Homes segment sales and marketing expenses included $5.5 million in expenses attributable to our efforts to pause home buying in response to the COVID-19 pandemic, which partially offset the aforementioned increases as no comparable costs were incurred during the nine months ended September 30, 2021. Sales and marketing expenses in our Homes segment included $27.0 million and $8.9 million in holding costs for the nine months ended September 30, 2021 and 2020, respectively.
•The increase in sales and marketing expenses in the Mortgages segment was primarily attributable to an increase in headcount-related expenses, including share-based compensation expense, of $27.5 million, and a $12.4 million increase in marketing and advertising expenses associated with growth of our Zillow Home Loans business.

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
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Technology and development expenses increased $16.7 million, or 18%, due primarily to increases of $11.0 million in our IMT segment and $3.9 million in our Homes segment.
The increases in technology and development expenses for the IMT and Homes segments were primarily attributable to increases in headcount-related expenses, including share-based compensation expense, of $10.3 million and $2.5 million for our IMT and Homes segments, respectively, as we have continued to invest in human capital to grow our businesses. We expect technology and development expenses within the Homes segment to decrease throughout 2022 due to the wind down of Zillow Offers operations.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Technology and development expenses increased $67.5 million, or 23%, due to increases of $47.6 million in our IMT segment, $12.5 million in our Homes segment and $7.4 million in our Mortgages segment.
The increase in technology and development expenses for each of our segments was primarily attributable to increases in headcount-related expenses, including share-based compensation expense, of $47.7 million, $11.0 million and $5.0 million for our IMT, Homes and Mortgages segments, respectively, as we have continued to invest in human capital to grow our businesses.
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
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
General and administrative expenses increased $27.3 million, or 32%, due to increases of $13.3 million in our Homes segment, $8.3 million in our IMT segment and $5.8 million in our Mortgages segment.
The increase in general and administrative expenses for each of our segments was primarily attributable to increases in headcount-related expenses, including share-based compensation expense, of $8.7 million, $10.6 million and $4.1 million for our Homes, IMT and Mortgages segments, respectively, as we have continued to invest in human capital to grow our businesses. We expect general and administrative expenses within the Homes segment to decrease throughout 2022 due to the wind down of Zillow Offers operations.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
General and administrative expenses increased $65.3 million, or 25%, due to increases of $23.4 million in our IMT segment, $21.4 million in our Homes segment and $20.5 million in our Mortgages segment.
The increase in general and administrative expenses for each of our segments was primarily due to increases in headcount-related expenses, including share-based compensation expense, of $28.1 million, $15.5 million and $15.2 million for our IMT, Homes and Mortgages segments, respectively, as we continue to invest in human capital to grow our businesses.

Impairment Costs
We did not record any impairment costs for the nine months ended September 30, 2021. Impairment costs for the nine months ended September 30, 2020 consist of a $71.5 million non-cash impairment related to the Trulia trade names and trademarks intangible asset, of which $68.6 million was recorded to the IMT segment and $2.9 million was recorded to the Mortgages segment, and a $5.3 million non-cash impairment related to our October 2016 equity investment recorded to the IMT segment. For additional information about the impairments, see Note 9 and Note 11 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Acquisition-Related Costs
Acquisition-related costs consist of investment banking, legal, accounting and tax associated with effecting acquisitions. Acquisition-related costs were $3.2 million and $7.7 million for the three and nine months ended September 30, 2021, respectively, primarily as a result of our September 2021 acquisition of ShowingTime. We did not record any acquisition-related costs for the three and nine months ended September 30, 2020.
Gain (Loss) on Extinguishment of Debt
We recorded a $14.8 million loss on extinguishment of debt during the three months ended September 30, 2021 associated with the conversion of $366.4 million of aggregate principal of the convertible senior notes maturing in 2023 (“2023 Notes”) and the redemption of the remaining $1.3 million of aggregate principal of the 2023 Notes. We recorded a $17.1 million loss on extinguishment of debt during the nine months ended September 30, 2021 associated with conversions of the 2023 Notes, convertible notes maturing in 2024 (“2024 Notes”) and 2026 (“2026 Notes”). During the nine months ended September 30, 2020, we recorded a $6.4 million gain on extinguishment of debt associated with the partial repurchase of the convertible senior notes maturing in 2021 (“2021 Notes”). For additional information on the gain (loss) on extinguishment, see Note 12 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.
Other income decreased $1.1 million, or 35%, and $16.7 million, or 74%, during the three and nine months ended September 30, 2021, respectively. The decrease in other income is primarily due to corporate other income not directly attributable to our segments driven by a greater mix of lower risk investments with generally lower yields and lower market yields on our cash and investments. Additionally, for the nine months ended September 30, 2020, other income for our IMT segment included a $5.3 million gain on the sale of our October 2016 equity investment. For additional information on the gain on sale, see Note 9 in our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q. We expect other income related to investment portfolio returns to remain relatively low for the foreseeable future as interest rates are currently projected to remain low.
Interest Expense
Our corporate interest expense consists of interest on our convertible senior notes and also includes the amortization of the debt discount and deferred issuance costs for the convertible senior notes. Refer to Note 12 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for stated interest rates and interest payment dates for each of our convertible senior notes.
For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on the credit facilities related to Zillow Offers. Borrowings on these credit facilities bear interest at the one-month London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin, and in certain cases are subject to a LIBOR floor, as defined in the credit agreements. Beginning in August 2021, interest expense also includes interest on the term loan and variable funding line associated with our 2021-1 securitization transaction, including the amortization of the debt discount for the term loan and the amortization of deferred issuance costs for the term loan and variable funding line. The term loan bears interest at a fixed rate and the variable funding line bears interest at LIBOR plus an applicable margin. Refer to Note 12 and Note 20 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Homes segment financing.
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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Interest expense increased $5.3 million, or 13%, primarily due to a $14.1 million increase in interest expense related to our Homes segment, partially offset by a $9.4 million decrease in corporate interest expense not attributable to any of our segments.
The increase in Homes segment interest expense was primarily attributable to the increased number of homes financed on our credit facilities and through our securitization transaction, as described above. We expect interest expense for the Homes segment to increase for the three months ending December 31, 2021 due to Zillow Offers inventory growth and to decrease throughout 2022 as we wind down Zillow Offers operations.
The decrease in corporate interest expense not attributable to any of our segments was primarily due to settlements of the 2021 Notes, 2023 Notes, 2024 Notes and 2026 Notes since September 30, 2020 which resulted in a reduction in the outstanding principal amounts upon which interest was incurred during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Refer to Note 12 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for details of the settlement activity associated with our convertible senior notes.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Interest expense increased $9.1 million, or 8%, due to an $11.6 million increase in interest expense related to our Homes segment and a $2.9 million increase in interest expense related to our Mortgages segment, partially offset by a $5.4 million decrease in corporate interest expense not attributable to any of our segments.
The increase in Homes segment interest expense was due to a higher number of homes financed on our credit facilities as we have continued to grow our homes inventory after our 2020 pause in home buying in response to the COVID-19 pandemic. The increase in Mortgages segment interest expense was attributable to increased borrowings on our repurchase agreements and warehouse line of credit to support the growth of Zillow Home Loans.
The decrease in corporate interest expense not attributable to any of our segments was primarily attributable to the settlement of the convertible senior notes due in 2020 (the “2020 Notes”) and the 2021 Notes during the three months ended December 31, 2020 and the settlement of the 2023 Notes, 2024 Notes and 2026 Notes during the nine months ended September 30, 2021 which decreased the outstanding principal balances of our convertible senior notes upon which interest was incurred. The decrease in corporate interest expense was partially offset by the impact of additional interest for the May 2020 issuance of the convertible senior notes due in 2025 (the “2025 Notes”).
Income Taxes
We are subject to federal and state income taxes in the U.S. and federal and provincial income taxes in Canada. As of September 30, 2021 and December 31, 2020, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.7 billion as of December 31, 2020, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $53.2 million (tax effected) as of December 31, 2020.
We recorded an income tax benefit of $11.0 million for the three months ended September 30, 2021 and an income tax benefit of $0.6 million for the nine months ended September 30, 2021, primarily related to state income taxes and a decrease in the valuation allowance associated with our September 2021 acquisition of ShowingTime. We recorded income tax expense of $0.4 million for the three months ended September 30, 2020 and an income tax benefit of $8.1 million for the nine months ended September 30, 2020. The income tax benefit for the nine months ended September 30, 2020 was primarily a result of a $9.7 million income tax benefit related to the $71.5 million non-cash impairment we recorded during the three months ended March 31, 2020 related to the Trulia trade names and trademarks intangible asset. For additional information about the non-cash impairment, see Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents, investments and restricted cash of $3.6 billion and $4.0 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and municipal securities. Investments consist of fixed income securities, which include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, and the beneficial interest in our Homes segment securitization transaction. Restricted cash consists of amounts funded to the reserve and collection accounts related to our credit facilities, home sales proceeds held in restricted accounts associated with our credit facilities and securitization, amounts held in escrow related to funding home purchases in our mortgage origination business and amounts held in escrow related to our Zillow Closing Services business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of September 30, 2021, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
To preserve our liquidity in response to the COVID-19 pandemic, during the first half of 2020 we temporarily paused hiring for non-critical roles, paused the majority of our advertising spending and reduced other discretionary spending. As our financial position strengthened, we increased our hiring and marketing and advertising activities. Additionally, we temporarily paused home buying through Zillow Offers in the first half of 2020 and resumed home buying activities in all markets in early August 2020.
Our liquidity has been positively impacted by certain provisions included in the CARES Act which provides tax provisions and other stimulus measures to affected companies. During 2020, we deferred a total of $23.8 million of certain employer payroll tax payments under the CARES Act. We expect to pay $11.9 million of the deferred cash payments in the fourth quarter of 2021 and the remaining $11.9 million in the fourth quarter of 2022.
On February 17, 2021, we entered into an equity distribution agreement with certain sales agents and/or principals (the “Managers”), pursuant to which we may offer and sell from time to time, through the Managers, shares of our Class C capital stock, having an aggregate gross sales price of up to $1.0 billion, in such share amounts as we may specify by notice to the Managers, in accordance with the terms and conditions set forth in the equity distribution agreement. During the nine months ended September 30, 2021, we issued and sold 3,163,502 shares of our Class C capital stock for total proceeds of $550.6 million and net proceeds of $544.6 million, after deducting $6.1 million of commissions and other offering expenses incurred. For additional information regarding the equity distribution agreement, see Note 14 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On September 30, 2021, Zillow Group closed its acquisition of ShowingTime in exchange for approximately $511.7 million in cash, subject to certain adjustments, after the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and the timing agreement between Zillow Group, ShowingTime and the U.S. Federal Trade Commission (the “FTC”). In connection with the closing, on September 27, 2021, the FTC sent a form letter to Zillow Group indicating that its investigation of the proposed acquisition of ShowingTime was continuing, the FTC reserves the right to take further action with respect to the transaction after the closing, and additional information requests may be forthcoming. This letter is consistent with the HSR Act and the FTC’s recently announced practice of sending such letters to parties making filings under the HSR Act. For additional information regarding our acquisition of ShowingTime, see Note 9 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes has a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We use credit facilities, and beginning in August 2021, an asset-backed securitization, to fund a portion of the purchase price of homes and certain related costs. As of September 30, 2021, we have $2.9 billion of total borrowings on our credit facilities and 2021-1 securitization to provide capital for Zillow Offers with a total maximum borrowing capacity of $4.3 billion. On October 18, 2021, Zillow Group announced that Zillow Offers would not sign any new, additional contracts to buy homes through the end of 2021. Subsequently, on November 2, 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers. As a result, we expect home financing to decrease beginning in 2022 as we wind down our home buying activities. In the meantime, if we are unable to continue financing the purchase of homes, we may be required to use cash and cash equivalents to fund the purchase price of homes and certain related costs.
Zillow Home Loans continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. As of September 30, 2021, we have $208.3 million of total outstanding borrowings on our warehouse line of credit and master repurchase agreements with a total maximum borrowing capacity of $460.0 million.

As of September 30, 2021, we have outstanding a total of $1.7 billion aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. On May 26, 2021, we submitted notice to the trustee to exercise our right to redeem the remaining $372.8 million in aggregate principal amount of the 2023 Notes on July 6, 2021 (the “Redemption Date”). Holders of the 2023 Notes had the option to convert their 2023 Notes in whole or in part into shares of Class C capital stock prior to the Redemption Date. During the three months ended September 30, 2021, holders of the 2023 Notes elected to convert $366.4 million of aggregate principal amount prior to the Redemption Date. We satisfied these conversions through the issuance of approximately 4.7 million shares of Class C capital stock in July 2021. The remaining $1.3 million of aggregate principal amount was redeemed on July 6, 2021 for $1.3 million in cash, plus accrued and unpaid interest.
For additional information regarding our debt, refer to Note 12 and Note 20 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months.
The following table presents selected cash flow data for the periods presented (in thousands, unaudited):

	Nine Months Ended September 30,
	2021	2020
Cash Flow Data:
Net cash provided by (used in) operating activities	$(2,961,321)	$750,158
Net cash provided by (used in) investing activities	620,564	(683,983)
Net cash provided by financing activities	3,088,207	651,804
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
For the nine months ended September 30, 2021, net cash used in operating activities was $3.0 billion. This was primarily driven by a net loss of $266.6 million, adjusted by an inventory valuation adjustment of $304.4 million, share-based compensation expense of $231.5 million, depreciation and amortization expense of $88.1 million, amortization of debt discount and debt issuance costs of $72.2 million, amortization of contract cost assets of $31.9 million, amortization of right of use assets of $17.6 million, a loss on extinguishment of debt of $17.1 million, and $9.6 million in other adjustments to reconcile net loss to net cash used in operating activities. Changes in operating assets and liabilities offset these adjustments by $3.5 billion. The changes in operating assets and liabilities are primarily related to a $3.6 billion increase in inventory due to home purchases outpacing the sale of homes through Zillow Offers for the nine months ended September 30, 2021, an $88.6 million increase in accounts receivable due primarily to an increase in revenue from products and services billed in arrears, a $70.3 million increase in prepaid expenses and other current assets due to the timing of payments, an increase in contract assets driven by increased revenue from our Premier Agent Flex pricing model, a $22.4 million increase in contract cost assets due primarily to capitalized sales commissions, and a $20.7 million decrease in lease liabilities. These changes were partially offset by a $163.0 million increase in accrued expenses and other liabilities driven by the timing of payments, a $109.4 million decrease in mortgage loans held for sale, a $17.9 million increase in accounts payable driven by the timing of payments, an $11.0 million increase in accrued compensation and benefits, and a $3.5 million increase in deferred revenue.

For the nine months ended September 30, 2020, net cash provided by operating activities was $750.2 million. This was primarily driven by a net loss of $208.2 million, adjusted by share-based compensation expense of $145.1 million, depreciation and amortization expense of $82.0 million, non-cash impairment costs of $76.8 million, amortization of debt discount and debt issuance costs of $75.4 million, amortization of contract cost assets of $26.6 million, amortization of right of use assets of $18.4 million and $0.9 million in other adjustments to reconcile net loss to cash provided by operating activities. This was offset by an $8.1 million change in deferred income taxes and a gain on extinguishment of debt of $6.4 million. Changes in operating assets and liabilities increased cash provided by operating activities by $547.7 million. The changes in operating assets and liabilities are primarily related to a $643.3 million decrease in inventory due to the sale of homes and a decrease in home purchases through Zillow Offers during the nine months ended September 30, 2020, a $17.3 million increase in other long-term liabilities, a $14.5 million increase in accrued expenses and other liabilities driven by the timing of payments, a $12.2 million increase in accounts payable, a $9.4 million increase in deferred revenue and a $4.8 million increase in lease liabilities. These changes were partially offset by an $88.8 million increase in mortgage loans held for sale, a $31.8 million increase in contract cost assets due primarily to the capitalization of sales commissions, a $16.4 million increase in prepaid expenses and other current assets due primarily to timing of payments and growth in our contract assets, a $14.5 million increase in accounts receivable due to an increase in revenue from products and services billed in arrears, and a $2.3 million decrease in accrued compensation and benefits.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets and net cash paid in connection with an acquisition.
For the nine months ended September 30, 2021, net cash provided by investing activities was $620.6 million. This was the result of $1.2 billion of net proceeds from the maturity of investments, partially offset by $496.7 million of net cash paid for our September 2021 acquisition of ShowingTime, and $69.8 million of purchases of property and equipment and intangible assets.
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
Cash Flows Provided By Financing Activities
Net cash provided by financing activities has primarily resulted from net proceeds from the issuance of convertible notes, net proceeds from equity offerings, the exercise of employee option awards and equity awards withheld for tax liabilities, proceeds from our securitization transaction and proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers, and proceeds from borrowings on our warehouse line of credit and the master repurchase agreements related to Zillow Home Loans.
For the nine months ended September 30, 2021, cash provided by financing activities was $3.1 billion, which was primarily related to $2.1 billion of net borrowings on our credit facilities related to Zillow Offers, $544.6 million in proceeds from the sale of 3,163,502 shares of Class C capital stock under our equity distribution agreement, $443.4 million in proceeds from the issuance of the 2021-1 term loan, net of issuance costs, and $97.6 million of proceeds from the exercise of option awards. These cash inflows were partially offset by $100.7 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements other than outstanding surety bonds issued for our benefit of approximately $10.9 million as of September 30, 2021. We do not believe that the surety bonds will have a material effect on our liquidity, capital resources, market risk support or credit risk support. For additional information regarding the surety bonds, see Note 17 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under the subsection titled “Surety Bonds”.

Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2021 (in thousands, unaudited):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Convertible senior notes (1)	$1,672,182	$—	$608,382	$1,063,800	$—
Interest on convertible senior notes (2)	110,133	26,960	53,918	29,255	—
Homes segment credit facilities (3)	2,433,494	2,433,494	—	—	—
Homes segment securitization (4)	512,515	32,515	480,000	—	—
Interest on Homes segment securitization (5)	23,511	10,682	12,829	—	—
Mortgages segment credit facilities (6)	208,326	208,326	—	—	—
Escrow on homes under contract (7)	7,700	7,700	—	—	—
Total contractual obligations	$4,967,861	$2,719,677	$1,155,129	$1,093,055	$—
 ____________________
(1) Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates. Refer to Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for maturity dates and additional information on our convertible senior notes.
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
(4) Includes the principal amount of the 2021-1 term loan due on its contractual maturity date and the principal amount due for amounts borrowed on the 2021-1 variable funding line associated with our Homes segment securitization. Refer to Note 12 of our Notes to Condensed Consolidated Financial statements in Part I of this Quarterly Report on Form 10-Q for maturity dates and additional information on our 2021-1 term loan and variable funding line.
(5) Includes the coupon interest on the 2021-1 term loan associated with our Homes segment securitization. Amounts exclude an immaterial amount of estimated interest payments on amount borrowed on the 2021-1 variable funding line. Refer to Note 12 of our Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for stated interest rates and additional information on our 2021-1 term loan.
(6) Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreements to finance mortgages originated through Zillow Home Loans. Amounts exclude an immaterial amount of estimated interest payments.
(7) Includes non-refundable escrow amounts on homes under contract. We have excluded from the table above contractual obligations related to homes under contract totaling $3.3 billion, as we can cancel these contracts without significant penalty.

As of September 30, 2021, we have outstanding letters of credit of approximately $16.9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $10.9 million and $10.1 million as of September 30, 2021 and December 31, 2020, respectively.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the COVID-19 pandemic and our plans to wind down Zillow Offers operations have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Our short-term investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. The fair value of our beneficial interest in securitization is subject to changes in market value through the impact of interest rates on the effective yield of the investment. For our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
Our convertible senior notes and term loan associated with our Homes segment securitization bear interest at fixed rates. Thus, we have no related direct financial statement risk associated with changes in interest rates. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of September 30, 2021 (in thousands, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$498,800	1.375%
May 15, 2025	565,000	2.75%
September 1, 2024	608,382	0.75%
	$1,672,182
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities and variable funding line that provide capital for Zillow Offers. As of September 30, 2021 and December 31, 2020, we had outstanding $2.5 billion and $361.2 million, respectively, of borrowings on these facilities which bear interest at a floating rate based on the one-month LIBOR plus an applicable margin, and in certain cases a LIBOR floor. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. Assuming no change in the outstanding borrowings on our credit facilities and variable funding line, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $24.7 million and $3.6 million as of September 30, 2021 and December 31, 2020, respectively.
We are also subject to market risk by way of changes in interest rates on borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. As of September 30, 2021 and December 31, 2020, we had outstanding $208.3 million and $309.0 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreements which bear interest at a floating rate based on LIBOR plus an applicable margin, and in certain cases include a LIBOR floor. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreements by approximately $2.1 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 17 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the following risk factor, in addition to those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2020, as any of these risks could harm our business, results of operations, and future financial performance. Recovery pursuant to our insurance policies may not be available due to policy definitions of covered losses or other factors, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and operating results. If any of these risks occur, the trading price of our common and capital stock could decline, and you could lose all or part of your investment.
The wind down plan for our Zillow Offers operations may adversely impact our business, results of operations, financial performance and reputation.
There are risks and uncertainties inherent to the wind down of Zillow Offers operations that could adversely impact our overall business, results of operations, financial performance and reputation, including, but not limited to:

•We primarily utilize debt financing arrangements, including uncommitted credit facilities, to finance the purchase of homes through Zillow Offers. Our access to and the ongoing availability of financing on acceptable terms may be adversely impacted by the wind down, which could require us to utilize cash and current investments to finance the purchase of homes already under contract. We may also be subject to prepayment and other penalties under existing arrangements as a result of the wind down. For more information on the impact of the wind down of Zillow Offers operations on our liquidity position and outlook, see the subsection titled “Liquidity and Capital Resources” in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this Quarterly Report on Form 10-Q.
•Our ability to operate Zillow Offers during the wind down period, including our ability to complete the purchase of homes currently under contract and renovate, market and close on the sale of homes in inventory, may be adversely impacted by disruptions in relationships with customers, suppliers, vendors, broker partners, contractors, utility providers, employees, lenders, real estate investment trusts and consumers, which may lead to longer hold times for homes in inventory, increased holding, renovation and transactions costs, and/or a decrease in profitability.
•The wind down may create unintended staffing challenges and/or adversely impact workforce morale, create a distraction affecting the focus of our workforce, impact our ability to recruit going forward, and/or result in failure to retain key employees, contingent workers, and/or critical functions during the wind down period and beyond, which could, among other things, negatively impact our ability to operate other non-Zillow Offers business lines, corporate functions, or critical technology systems, and our ability to maintain necessary state broker or entity-level licenses and manage renovations, transactions, and closings and support other critical functions necessary to maintain Zillow Offers operations through the wind down period and the broader company going forward.
•Our financial projections and financial performance may be adversely impacted by, among other things, the accuracy of the estimates and assumptions related to the wind down of Zillow Offers operations on which the Company’s projections are based; other facts we discover that could require us to incur additional expense and/or record additional charges that may be materially different from our initial expectations about the costs of the wind down; our ability to realize benefits from cost improvement efforts including avoided costs and restructuring plans; our ability to assess and manage any loss of synergies that Zillow Offers had with our other lines of business; unanticipated changes to management’s estimates (including, but not limited to, the accounting for the estimated net realizable value of inventory), reserves or allowances and future costs we incur, such as those related to warranty or consumer claims.
The extent to which the wind down will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. Any of these risks could delay the wind down of Zillow Offers operations, increase costs and charges associated with the wind down and disrupt the operations of our other businesses, any of which may adversely impact our business, results of operations, financial performance and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2021.

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

Dated: November 2, 2021	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer