Form 10-Q
period 2022-03-31
ZILLOW GROUP, INC.
filed 2022-05-05
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2022, 60,119,308 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 179,972,714 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2022

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including, but not limited to risks related to:
•the current and future health and stability of the economy, financial conditions and residential housing market, including any extended downturn or slowdown;
•changes in general economic and financial conditions (including federal monetary policy, interest rate changes, inflation, home price appreciation, and housing inventory) that may reduce demand for our products and services, lower our profitability or reduce our access to financing;
•actual or anticipated changes in our rates of growth and innovation relative to that of our competitors;
•investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive to customers and real estate partners;
•the impact of the COVID-19 pandemic (including variants) or other public health crises on our ability to operate, demand for our products or services, or general economic conditions;
•disruptions in operations and relationships with customers, suppliers, vendors, broker partners, contractors, employees and lenders given our decision to wind down Zillow Offers, our iBuying operations;
•unanticipated developments that may prevent, delay or increase the costs associated with our wind down activities;
•actual or anticipated fluctuations in our financial condition and results of operations;
•changes in projected operational and financial results;
•addition or loss of a significant number of customers;
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
•ability to operate and grow our mortgage origination business, including the ability to obtain sufficient financing;
•the impact of natural disasters and other catastrophic events;
•changes in laws or government regulation affecting our business and
•the impact of pending or future litigation or regulatory actions.
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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,594	$2,611
Short-term investments	1,032	514
Accounts receivable, net of allowance for doubtful accounts of $4 at March 31, 2022 and December 31, 2021	99	155
Mortgage loans held for sale	93	107
Inventory	494	3,913
Prepaid expenses and other current assets	386	153
Restricted cash	92	227
Total current assets	4,790	7,680
Contract cost assets	31	35
Property and equipment, net	234	215
Right of use assets	140	130
Goodwill	2,374	2,374
Intangible assets, net	165	180
Other assets	86	81
Total assets	$7,820	$10,695
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24	$17
Accrued expenses and other current liabilities	119	161
Accrued compensation and benefits	102	108
Borrowings under credit facilities	88	2,312
Deferred revenue	56	51
Lease liabilities, current portion	23	24
Securitization term loans	790	1,209
Total current liabilities	1,202	3,882
Lease liabilities, net of current portion	156	148
Convertible senior notes	1,656	1,319
Other long-term liabilities	4	5
Total liabilities	3,018	5,354
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 60,119,308 and 61,513,634 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding	—	—
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 179,931,577 and 182,898,987 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,298	7,001
Accumulated other comprehensive income (loss)	(1)	7
Accumulated deficit	(1,495)	(1,667)
Total shareholders’ equity	4,802	5,341
Total liabilities and shareholders’ equity	$7,820	$10,695
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data which are presented in thousands, and per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Homes	$3,721	$704
IMT	490	446
Mortgages	46	68
Total revenue	4,257	1,218
Cost of revenue:
Homes	3,537	645
IMT	65	47
Mortgages	20	19
Total cost of revenue	3,622	711
Gross profit	635	507
Operating expenses:
Sales and marketing	307	197
Technology and development	114	120
General and administrative	119	101
Restructuring costs	38	—
Acquisition-related costs	—	1
Total operating expenses	578	419
Income from operations	57	88
Loss on extinguishment of debt	(14)	(1)
Other income	8	2
Interest expense	(44)	(40)
Income before income taxes	7	49
Income tax benefit	9	3
Net income	$16	$52
Net income per share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.20
Weighted-average shares outstanding:
Basic	248,542	243,234
Diluted	251,963	259,346
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$16	$52
Other comprehensive loss:
Unrealized losses on investments	(8)	—
Total other comprehensive loss	(8)	—
Comprehensive income	$8	$52

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	250,630	$—	$7,001	$(1,667)	$7	$5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of common and capital stock upon exercise of stock options	807	—	36	—	—	36
Vesting of restricted stock units	689	—	—	—	—	—
Share-based compensation expense	—	—	101	—	—	101
Repurchases of Class A common stock and Class C capital stock	(5,858)	—	(348)	—	—	(348)
Net income	—	—	—	16	—	16
Other comprehensive loss	—	—	—	—	(8)	(8)
Balance at March 31, 2022	246,268	$—	$6,298	$(1,495)	$(1)	$4,802

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	240,526	$—	$5,881	$(1,139)	$—	$4,742
Issuance of common and capital stock upon exercise of stock options	1,603	—	61	—	—	61
Vesting of restricted stock units	813	—	—	—	—	—
Restricted stock units withheld for tax liability	(1)	—	—	—	—	—
Share-based compensation expense	—	—	67	—	—	67
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	3,164	—	545	—	—	545
Settlement of convertible senior notes	1,203	—	43	—	—	43
Net income	—	—	—	52	—	52
Other comprehensive income	—	—	—	—	—	—
Balance at March 31, 2021	247,308	$—	$6,597	$(1,087)	$—	$5,510
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$16	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	29
Share-based compensation	91	64
Amortization of right of use assets	6	7
Amortization of contract cost assets	8	10
Amortization of debt discount and debt issuance costs	23	25
Loss on extinguishment of debt	14	1
Inventory valuation adjustment	5	—
Deferred income taxes	—	(3)
Other adjustments to reconcile net income to cash provided by operating activities	(3)	9
Changes in operating assets and liabilities:
Accounts receivable	56	(13)
Mortgage loans held for sale	14	57
Inventory	3,414	19
Prepaid expenses and other assets	(247)	(29)
Contract cost assets	(4)	(10)
Lease liabilities	(9)	(7)
Accounts payable	6	(2)
Accrued expenses and other current liabilities	(43)	25
Accrued compensation and benefits	(6)	2
Deferred revenue	5	5
Other long-term liabilities	3	—
Net cash provided by operating activities	3,392	241
Investing activities
Proceeds from maturities of investments	—	920
Purchases of investments	(525)	—
Purchases of property and equipment	(33)	(12)
Purchases of intangible assets	(5)	(4)
Net cash provided by (used in) investing activities	(563)	904
Financing activities
Proceeds from issuance of Class C capital stock, net of issuance costs	—	545
Proceeds from borrowings on credit facilities	—	126
Repayments of borrowings on credit facilities	(2,205)	(88)
Net repayments on warehouse line of credit and repurchase agreements	(25)	(46)
Repurchases of Class A common stock and Class C capital stock	(348)	—
Settlement of long term debt	(439)	—
Proceeds from exercise of stock options	36	61
Net cash provided by (used in) financing activities	(2,981)	598
Net increase (decrease) in cash, cash equivalents and restricted cash during period	(152)	1,743
Cash, cash equivalents and restricted cash at beginning of period	2,838	1,779
Cash, cash equivalents and restricted cash at end of period	$2,686	$3,522
Supplemental disclosures of cash flow information
Cash paid for interest	$25	$14
Noncash transactions:
Write-off of fully amortized intangible assets	$168	$1
Write-off of fully depreciated property and equipment	18	12
Recognition of operating right of use assets and lease liabilities	16	—
Capitalized share-based compensation	10	4
Property and equipment purchased on account	1	1
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the United States, Zillow and its affiliates help high-intent movers find and win their home through digital solutions, first class partners and easier buying, selling, financing and renting experiences. We help customers find and win their home with referrals to trusted Zillow Premier Agent and Premier Broker partners and our portfolio of Zillow-branded and affiliated transaction-oriented services. Zillow Offers, our iBuying business, has purchased and sold homes directly in markets across the country. In the fourth quarter of 2021, we began to wind down Zillow Offers operations with expected completion in the second half of 2022. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase.
Other consumer brands include Zillow Rentals, Trulia, StreetEasy, Zillow Closing Services, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry which include Mortech, dotloop, Bridge Interactive, New Home Feed and ShowingTime.com, Inc. (“ShowingTime”).
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: current and future health and stability of the economy, financial conditions and residential housing market and changes in general economic and financial conditions (including federal monetary policy, interest rate changes, inflation, home price appreciation and housing inventory); our investment in resources to pursue strategies and develop products and services that may not prove effective or that are not attractive for customers and real estate partners; the impact of public health crises, like the COVID-19 pandemic (including variants) on our ability to operate, demand for our products or services or general economic conditions; disruptions in operations and relationships with customers, suppliers, vendors, broker partners, contractors, employees, lenders and consumers given our decision to wind down iBuying operations; unanticipated developments that may prevent, delay or increase the costs associated with our wind down activities; addition or loss of significant customers; our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; our ability to manage advertising inventory or pricing; engagement and usage of our products; competition and innovation in our markets; actual or anticipated changes in technology, products, markets or services by us or our competitors; our ability to maintain or establish relationships with listings and data providers; our ability to obtain or maintain licenses and permits to support our current and future businesses; changes in laws or government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; our ability to attract and retain qualified employees and key personnel; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 10, 2022. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2022 and our results of operations, comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any interim period, or for any other future year.
Reclassifications
Certain reclassifications have been made in the condensed consolidated statements of operations to conform data for prior periods to the current format. Beginning with the three and six month periods ended June 30, 2021, we presented a gross profit subtotal in our condensed consolidated statements of operations, which requires certain depreciation expense and amortization expense to be included within cost of revenue. We believe the presentation of gross profit is preferable as it facilitates investors’ ability to model across our segments and enhances comparability with our public company peers. To effect the presentation of gross profit, we present the amortization expense for certain intangible assets and data acquisition costs within cost of revenue and have reclassified certain amounts in prior periods in the condensed consolidated statements of operations from technology and development expenses to cost of revenue. Additionally, we reclassified the amortization expense for trade names and trademarks and customer relationship intangible assets from technology and development expenses to sales and marketing expenses. This change has no impact on income from operations or net income.
Amounts previously reported in the condensed consolidated statements of operations for the periods presented were revised herein as shown below (in millions):

	Three Months Ended March 31, 2021
	As Reported	As Revised	Effect of Change
Cost of revenue:
Homes	$641	$645	$4
IMT	28	47	19
Mortgages	18	19	1
Total cost of revenue	687	711	24
Operating expenses:
Sales and marketing	193	197	4
Technology and development	149	120	(29)
General and administrative	100	101	1

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, the net realizable value of inventory, restructuring costs, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, business combinations and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The COVID-19 pandemic and our wind down of Zillow Offers operations have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. We adopted this guidance on January 1, 2022 using the modified retrospective approach whereby amounts previously reported have not been revised. Upon adoption we recognized a decrease to additional paid-in capital of $492 million, an increase to long-term debt of $336 million and a cumulative-effect adjustment to accumulated deficit of $156 million.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the FASB issued guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with guidance governing revenue from contracts with customers. We currently recognize contract assets and contract liabilities at the acquisition date based on fair value estimates, which historically has resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenue that would have otherwise been recorded as an independent entity. The guidance is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. We expect to adopt this guidance on January 1, 2023. We are currently evaluating the potential impact of the guidance on our financial position, results of operations and cash flows.
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
The following table presents the range and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	March 31, 2022	December 31, 2021
Range	40% - 100%	42% - 100%
Weighted-average	83%	85%
Beneficial interests in securitizations — The fair value of beneficial interests in securitizations is calculated using a discounted cash flow methodology. We rely on significant unobservable valuation inputs as the investments do not trade in active markets with readily observable prices and there is limited observable market data for reference. The primary unobservable inputs include the assumptions related to the expected timing and amount of prepayments and the discount rate of approximately 8% applied to the projected cash flows (Level 3). An increase in the amount of prepayments, in isolation, would result in an increase in the fair value measurement. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. The beneficial interests in securitizations are recorded within other assets in our condensed consolidated balance sheets. As of March 31, 2022, we have included the impact of the expected full prepayment of both beneficial interests during the second quarter of 2022 due to the wind down of Zillow Offers operations.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in millions):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,315	$2,315	$—	$—
Treasury bills	13	—	13	—
Short-term investments:
U.S. government agency securities	797	—	797	—
Treasury bills	189	—	189	—
Corporate bonds	36	—	36
Commercial paper	10	—	10
Beneficial interests in securitizations	78	—	—	78
Mortgage origination-related:
Mortgage loans held for sale	93	—	93	—
Forward contracts - other current assets	3	—	3	—
Total	$3,534	$2,315	$1,141	$78

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,132	$2,132	$—	$—
Short-term investments:
U.S. government agency securities	471	—	471	—
Corporate bonds	33	—	33	—
Commercial paper	10	—	10	—
Beneficial interests in securitizations	75	—	—	75
Mortgage origination-related:
Mortgage loans held for sale	107	—	107	—
IRLCs	5	—	—	5
Forward contracts - other current assets	—	—	—	—
Forward contracts - other current liabilities	—	—	—	—
Total	$2,833	$2,132	$621	$80
The changes in our beneficial interests in securitizations were not material for the three months ended March 31, 2022. The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of the period	$5	$12
Issuances	6	18
Transfers	(9)	(24)
Fair value changes recognized in earnings	(2)	(1)
Balance, end of period	$—	$5
At March 31, 2022, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $143 million and $219 million for our IRLCs and forward contracts, respectively. At December 31, 2021, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $305 million and $388 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our derivative positions.
See Note 11 for the carrying amount and estimated fair value of our convertible senior notes and securitization term loans.

Note 4. Cash and Cash Equivalents, Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, investments, including beneficial interests in securitizations, and restricted cash as of the dates presented (in millions):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$266	$—	$—	$266
Cash equivalents:
Money market funds	2,315	—	—	2,315
Treasury bills	13	—	—	13
Short-term investments:
U. S. government agency securities	804	—	(7)	797
Treasury bills	189	—	—	189
Corporate bonds	36	—	—	36
Commercial paper	10	—	—	10
Restricted cash	92	—	—	92
Beneficial interests in securitizations	71	9	(2)	78
Total	$3,796	$9	$(9)	$3,796

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$479	$—	$—	$479
Cash equivalents:
Money market funds	2,132	—	—	2,132
Short-term investments:
U.S. government agency securities	473	—	(2)	471
Corporate bonds	33	—	—	33
Commercial paper	10	—	—	10
Restricted cash	227	—	—	227
Beneficial interests in securitizations	66	9	—	75
Total	$3,420	$9	$(2)	$3,427
The following table presents available-for-sale investments by contractual maturity date as of March 31, 2022 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$920	$923
Due after one year	191	187
Total	$1,111	$1,110

Note 5. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in millions):

	March 31, 2022	December 31, 2021
Finished goods	$484	$2,728
Work-in-process	10	1,185
Inventory	$494	$3,913
We have recorded a write-down for homes in inventory of $31 million and $211 million as of March 31, 2022 and December 31, 2021, respectively.
Note 6. Contract Balances
Contract assets were $101 million and $78 million as of March 31, 2022 and December 31, 2021, respectively. Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. Contract assets are primarily related to our Premier Agent Flex, rentals pay per lease and StreetEasy Experts offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and StreetEasy Experts, and qualified leases to be secured for rentals pay per lease. We recognize revenue when we satisfy our performance obligations under the corresponding contracts. StreetEasy Experts is our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance advertising fee only when a real estate purchase transaction is closed with one of the leads. Under the StreetEasy Experts pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We record a corresponding contract asset for the estimate of variable consideration for StreetEasy Experts when the right to the consideration is conditional. When the right to consideration becomes unconditional, we reclassify amounts to accounts receivable. Contract assets are recorded within prepaid expenses and other current assets in our condensed consolidated balance sheets.
For the three months ended March 31, 2022 and 2021, we recognized revenue of $45 million and $47 million, respectively, that was included in the deferred revenue balance at the beginning of the respective period.
Note 7. Contract Cost Assets
As of March 31, 2022 and December 31, 2021, we had $31 million and $35 million, respectively, of contract cost assets. For the three months ended March 31, 2022 and 2021, we did not incur any material impairment losses to our contract cost assets.
We recorded amortization expense related to contract cost assets of $8 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	March 31, 2022	December 31, 2021
Website development costs	$212	$175
Leasehold improvements	95	107
Office equipment, furniture and fixtures	29	26
Computer equipment	19	19
Construction-in-progress	2	7
Property and equipment	357	334
Less: accumulated amortization and depreciation	(123)	(119)
Property and equipment, net	$234	$215
We recorded depreciation expense related to property and equipment (other than website development costs) of $8 million for the three months ended March 31, 2022 and 2021.
We capitalized $34 million and $12 million in website development costs for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for website development costs included in cost of revenue was $13 million and $8 million for the three months ended March 31, 2022 and 2021, respectively.
Note 9. Acquisition
Acquisition of ShowingTime.com, Inc.
On September 30, 2021, Zillow Group acquired ShowingTime in exchange for approximately $512 million in cash, subject to certain adjustments. Our acquisition of ShowingTime has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their preliminary estimated fair values as of September 30, 2021. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date.
The total preliminary purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The total preliminary purchase price was allocated as follows (in millions):

Cash and cash equivalents	$15
Identifiable intangible assets	111
Goodwill	389
Other acquired assets	6
Deferred tax liability	(4)
Other assumed liabilities	(5)
Total preliminary estimated purchase price	$512

The estimated fair value of identifiable intangible assets acquired and associated useful lives consisted of the following (in millions):

	Estimated Fair Value	Estimated Weighted-Average Useful Life (in years)
Customer relationships	$55	8
Developed technology	47	4
Trade names and trademarks	9	10
Total	$111
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
Our estimates and assumptions related to the purchase price allocation are preliminary and subject to change during the measurement period (up to one year from the acquisition date) as we finalize the amount of goodwill and deferred taxes recorded in connection with the acquisition.
Acquisition-related costs incurred, which primarily included legal, accounting and other external costs directly related to the acquisition, are included within acquisition-related costs in our condensed consolidated statements of operations and were expensed as incurred.
Unaudited pro forma earnings information has not been presented as the effects were not material to our condensed consolidated financial statements.
Note 10. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	March 31, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$55	$(4)	$51
Developed technology	50	(8)	42
Software	65	(29)	36
Trade names and trademarks	46	(11)	35
Purchased content	5	(4)	1
Total	$221	$(56)	$165

	December 31, 2021
	Cost	Accumulated Amortization	Net
Customer relationships	$139	$(84)	$55
Developed technology	133	(86)	47
Software	59	(20)	39
Trade names and trademarks	45	(9)	36
Intangibles-in-progress	2	—	2
Purchased content	4	(3)	1
Total	$382	$(202)	$180

Amortization expense recorded for intangible assets for the three months ended March 31, 2022 and 2021 was $22 million and $13 million, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the three months ended March 31, 2022 and 2021.
Note 11. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	March 31, 2022	December 31, 2021
Homes segment
Credit facilities:
Goldman Sachs Bank USA	$—	$548
Citibank, N.A.	—	770
Credit Suisse AG, Cayman Islands	—	835
Securitizations:
2021-1 variable funding line	—	17
2021-1 term loan	320	472
2021-2 variable funding line	—	29
2021-2 term loan	470	737
Total Homes segment debt	790	3,408
Mortgages segment
Repurchase agreements:
Credit Suisse AG, Cayman Islands	64	77
Citibank, N.A.	13	17
Warehouse line of credit:
Comerica Bank	11	19
Total Mortgages segment debt	88	113
Convertible senior notes
1.375% convertible senior notes due 2026	495	369
2.75% convertible senior notes due 2025	557	443
0.75% convertible senior notes due 2024	604	507
Total convertible senior notes	1,656	1,319
Total debt	$2,534	$4,840

Homes Segment
Variable Interest Entities
As of March 31, 2022 and December 31, 2021, the total assets of the special purpose entities (“SPEs”) and titling trust associated with our Zillow Offers business were $838 million and $4.2 billion, respectively, of which $494 million and $3.9 billion are inventory, respectively, $90 million and $225 million are restricted cash, respectively, $29 million and $78 million are accounts receivable, respectively, and $224 million are prepaids and other current assets as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the total liabilities of the SPEs and titling trust were $810 million and $3.5 billion, respectively, of which $790 million and $3.4 billion are credit facility and securitization-related borrowings, respectively, and $18 million and $55 million are accrued expenses, respectively. For additional details related to our SPEs, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Credit Facilities
During the three months ended March 31, 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities. No additional amounts may be drawn on these facilities. For additional details related to our credit facilities, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Securitization Transactions
During the three months ended March 31, 2022, we repaid all amounts drawn on the variable funding lines entered into in conjunction with the securitizations for our Zillow Offers business. For additional details related to our securitization variable funding lines, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The term loans supporting our securitization transactions include customary representations and warranties, provisions regarding events of default and covenants. The term loans require Zillow Group and certain of its subsidiaries, as applicable, to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth and leverage ratios. As of March 31, 2022, Zillow Group was in compliance with all financial covenants and no event of default had occurred. Except for certain limited circumstances, the term loans are non-recourse to Zillow Group. For additional details related to our securitization transactions, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In connection with the wind down of Zillow Offers operations, during the three months ended March 31, 2022, we repaid $159 million and $276 million of principal and $1 million and $2 million of prepayment fees associated with the 2021-1 and 2021-2 term loans, respectively, plus accrued interest. We recorded a total loss on debt extinguishment of $6 million representing the difference between the principal amount repaid, prepayment penalties incurred and the carrying amount extinguished for each of the term loans upon repayment. In addition, we remitted cash consideration of $87 million and $132 million of principal associated with the 2021-1 and 2021-2 term loans, respectively, and $1 million of prepayment fees associated with each of the term loans, plus accrued interest, which payments are classified within prepaid expenses and other current assets in our condensed consolidated balance sheet as of March 31, 2022. The fixed rate components of the 2021-1 term loan have stated interest rates of 2.3425% and 3.3524%, respectively, and principal amounts of $239 million and $51 million, respectively, as of March 31, 2022. The principal-only component of the 2021-1 term loan has a principal amount of $30 million as of March 31, 2022. The two fixed rate components of the 2021-2 term loan have stated interest rates of 2.4294% and 3.5860%, respectively, and principal amounts of $349 million and $75 million, respectively, as of March 31, 2022. The principal-only component of the 2021-2 term loan has a principal amount of $49 million as of March 31, 2022.
The following tables summarize certain additional details related to our term loans as of the dates presented or for the periods ended (in millions, except interest rates):

						March 31, 2022		December 31, 2021
Securitization	Maturity Date	Aggregate Principal Amount	Weighted Average Effective Interest Rate (1)	First Interest Payment Date	Reinvestment Period	Unamortized Debt Discount and Debt Issuance Costs	Fair Value (2)	Unamortized Debt Discount and Debt Issuance Costs	Fair Value (2)
2021-1 term loan	February 9, 2024	$320	4.14%	September 9, 2021	24 months	$—	$320	$8	$480
2021-2 term loan	October 9, 2024	473	11.29%	November 9, 2021	30 months	3	473	12	747
	Total	$793				$3	$793	$20	$1,227

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

(2) The estimated fair value of each of the term loans was calculated using a discounted cash flow methodology. The fair value is classified as Level 3 due to reliance on significant unobservable valuation inputs.

	Three Months Ended March 31, 2022
Securitization	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
2021-1 term loan	$3	$3	$4	$10
2021-2 term loan	4	5	2	11
Total	$7	$8	$6	$21
Mortgages Segment
To provide capital for Zillow Home Loans, we utilize master repurchase agreements and a warehouse line of credit which are classified as current liabilities in our condensed consolidated balance sheets. The repurchase agreements and warehouse line of credit provide short-term financing between the issuance of a mortgage loan and when Zillow Home Loans sells the loan to an investor or directly to an agency. The following table summarizes certain details related to our repurchase agreements and warehouse line of credit (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Credit Suisse AG, Cayman Islands	March 17, 2023	$100	2.00%
Citibank, N.A.	June 10, 2022	100	2.20%
Comerica Bank	June 25, 2022	60	2.51%
	Total	$260
On March 18, 2022, Zillow Home Loans amended its Credit Suisse AG, Cayman Islands (“Credit Suisse”) master repurchase agreement to decrease the uncommitted total maximum borrowing capacity to $100 million with a maturity date of March 17, 2023 and to update the reference rate from one-month LIBOR to Adjusted Daily Simple Secured Overnight Financing Rate (“Adjusted Daily Simple SOFR”).

In accordance with the master repurchase agreements, Credit Suisse and Citibank, N.A. (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of March 31, 2022 and December 31, 2021, $82 million and $87 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2022, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our warehouse line of credit and repurchase agreements, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Convertible Senior Notes
Effective January 1, 2022, the Company adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This guidance was adopted using a modified retrospective approach. Refer to Note 2 for additional information regarding the adoption of this guidance.
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

					March 31, 2022		December 31, 2021
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$4	$663	$130	$781
May 15, 2025	565	2.75%	3.20%	May 15; November 15	8	642	122	725
September 1, 2024	608	0.75%	1.02%	March 1; September 1	4	784	101	945
Total	$1,672				$16	$2,089	$353	$2,451

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$2	$—	$2	$2	$5	$—	$7
May 15, 2025	4	—	4	4	7	—	11
September 1, 2024	1	—	1	1	8	1	10
July 1, 2023	—	—	—	1	4	1	6
Total	$7	$—	$7	$8	$24	$2	$34
The convertible notes are senior unsecured obligations. The convertible senior notes maturing in 2026 (“2026 Notes”), 2025 (“2025 Notes”) and 2024 (“2024 Notes”) (together, the “Notes”) are classified as long-term debt in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes was determined through consideration of quoted market prices. The fair value is classified as Level 3 due to the limited trading activity for each of the convertible senior notes.
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
There were no conversions of convertible senior notes during the three months ended March 31, 2022. Each series of the Notes was convertible during the three months ended March 31, 2021, at the option of the holders. The following table summarizes the activity for our convertible senior notes for the period presented (in millions, except share data which are presented in thousands):

	Three Months Ended March 31, 2021
	2023 Notes	2024 Notes	2026 Notes	Total
Aggregate principal amount settled	$1	$51	$1	$53
Shares of Class C capital stock issued	12	1,163	28	1,203
Total fair value of consideration transferred (1)	$2	$154	$4	$160
Loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$1	$41	$1	$43
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	1	40	1	42
Loss on extinguishment of debt	$—	$1	$—	$1
Consideration allocated to the equity component	$1	$113	$3	$117

(1) The total fair value of consideration transferred includes the value of shares transferred to note holders using the daily volume weighted-average price of our Class C capital stock on the conversion date and an immaterial amount of cash paid in lieu of fractional shares.

(2) Consideration allocated to the liability component is based on the fair value of the liability component immediately prior to settlement, which was calculated using a discounted cash flow analysis with a market interest rate of a similar liability that does not have an associated convertible feature.
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2022. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders from April 1 through June 30, 2022.
For additional details related to our convertible senior notes, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 12. Income Taxes
We are subject to income taxes in the United States (federal and state), Canada and Serbia. As of March 31, 2022 and December 31, 2021, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $2.1 billion as of December 31, 2021, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $73 million (tax effected) as of December 31, 2021.
We recorded an income tax benefit of $9 million for the three months ended March 31, 2022 and an income tax benefit of $3 million for the three months ended March 31, 2021, primarily related to state income taxes.
Note 13. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of March 31, 2022 or December 31, 2021.
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
There were no shares issued under the equity distribution agreement during the three months ended March 31, 2022.
The following table summarizes the activity pursuant to the equity distribution agreement for the period presented (in millions, except share data which are presented in thousands, and per share amounts):

Three Months Ended March 31, 2021
Shares of Class C capital stock issued	3,164
Weighted-average issuance price per share	$174.05
Gross proceeds (1)	$551
(1) Net proceeds were $545 million after deducting $6 million of commissions and other offering expenses incurred.

Stock Repurchase Program
On December 2, 2021, Zillow Group’s Board of Directors authorized the repurchase of up to $750 million of its Class A common stock, Class C capital stock or a combination thereof (the “Stock Repurchase Program”). Repurchases under the Stock Repurchase Program may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of March 31, 2022, $100 million remained available for future repurchases pursuant to the Stock Repurchase Program.
The following table summarizes, on a settlement date basis, our Class A common stock and Class C capital stock repurchase activity under the Stock Repurchase Program for the period presented (in millions, except share data which are presented in thousands, and per share amounts):

	Three Months Ended March 31, 2022
	Class A common stock	Class C capital stock
Shares repurchased	1,412	4,446
Weighted-average price per share	$58.38	$59.66
Total purchase price	$83	$265
Note 14. Share-Based Awards
In addition to the option awards and restricted stock units typically granted under the Zillow Group, Inc. 2020 Incentive Plan (the “2020 Plan”) which vest quarterly over four years, during the three months ended March 31, 2022, the Compensation Committee of the Board of Directors approved option and restricted stock unit awards granted under the 2020 Plan in connection with the 2021 annual review cycle that vest quarterly over one year. The exercisability terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan. For additional information regarding our share-based awards, see Note 16 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2022:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	25,746	$72.86	7.48	$354
Granted	5,519	49.75
Exercised	(807)	43.97
Forfeited or cancelled	(1,155)	92.43
Outstanding at March 31, 2022	29,303	68.53	7.74	122
Vested and exercisable at March 31, 2022	12,890	55.63	6.19	102
The fair value of option awards granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended March 31,
	2022	2021
Expected volatility	55% - 60%	52% - 55%
Expected dividend yield	—	—
Risk-free interest rate	1.94% - 2.54%	0.57% - 0.90%
Weighted-average expected life	4.50 - 6.00 years	4.50 - 5.75 years
Weighted-average fair value of options granted	$25.08	$59.74
As of March 31, 2022, there was a total of $553 million in unrecognized compensation cost related to unvested option awards.

Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2022:

	Restricted Stock Units (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2022	6,074	$66.51
Granted	4,839	49.71
Vested	(689)	59.68
Forfeited	(909)	63.29
Unvested outstanding at March 31, 2022	9,315	58.60
As of March 31, 2022, there was a total of $509 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$3	$3
Sales and marketing	12	10
Technology and development	29	26
General and administrative	38	25
Restructuring costs	9	—
Total	$91	$64
Note 15. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period. In the calculation of basic net income per share, undistributed earnings are allocated assuming all earnings during the period were distributed.
Diluted net income per share is computed by dividing net income by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class A common stock and Class C capital stock equivalents, except in cases where the effect of the Class A common stock or Class C capital stock equivalent would be antidilutive. Potential Class A common stock and Class C capital stock equivalents consist of Class A common stock and Class C capital stock issuable upon exercise of stock options and Class A common stock and Class C capital stock underlying unvested restricted stock units and Class C capital stock issuable upon conversion of outstanding convertible senior notes.
Class A common stock and Class C capital stock issuable upon exercise of stock options and Class A common stock and Class C capital stock underlying unvested restricted stock units are calculated using the treasury stock method.
We have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted net income per share, if applicable. The following table presents the maximum number of shares and conversion price per share of Class C capital stock for each of the Notes based on the aggregate principal amount outstanding as of March 31, 2022 (in thousands, except per share amounts):

Maturity Date	Shares	Conversion Price per Share
September 1, 2026	11,464	$43.51
May 15, 2025	8,408	67.20
September 1, 2024	13,983	43.51
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income per share calculations (in thousands):

	Three Months Ended March 31,
	2022	2021
Denominator for basic calculation	248,542	243,234
Effect of dilutive securities:
Option awards	2,558	12,437
Unvested restricted stock units	863	3,675
Denominator for dilutive calculation	251,963	259,346
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted-average Class A common stock and Class C capital stock option awards outstanding	5,120	2,546
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	3,188	303
Class C capital stock issuable upon conversion of the convertible notes maturing in 2023, 2024, 2025 and 2026	33,855	39,834
Total Class A common stock and Class C capital stock equivalents	42,163	42,683
Note 16. Commitments and Contingencies
Interest Rate Lock Commitments
We have entered into IRLCs with prospective borrowers under our mortgage origination business whereby we commit to lend a certain loan amount under specific terms and at a specific interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. For additional information regarding our IRLCs, see Note 3 to our condensed consolidated financial statements.
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2022 and 2032. For additional information regarding our lease agreements, see Note 12 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services. For additional information regarding our purchase obligations, see Note 18 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Escrow Balances
In conducting our title and escrow operations through Zillow Closing Services, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets. These balances amounted to $3 million and $55 million, respectively, as of March 31, 2022 and December 31, 2021.
Letters of Credit
As of March 31, 2022, we have outstanding letters of credit of approximately $16 million, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $13 million and $12 million, respectively, as of March 31, 2022 and December 31, 2021.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of March 31, 2022 or December 31, 2021.

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

On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which was denied by the PTAB. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered. Oral argument on the appeal is scheduled for June 7, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.
On July 21, 2020, IBM filed a second action against us in the U.S. District Court for the Western District of Washington, alleging, among other things, that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. On July 23, 2021, we filed an IPR with the PTAB with respect to one patent included in the second lawsuit. On October 6, 2021, the stay of this action was lifted, except for proceeds relating to the one patent for which we filed an IPR. On December 1, 2021, the Court dismissed the fourth claim asserted by IBM in its amended complaint. On December 16, 2021 Zillow filed a motion to dismiss the remaining claims alleged in IBM’s amended complaint. On March 9, 2022, the Court granted Zillow’s motion to dismiss in full, dismissing IBM’s claims related to all the patents asserted by IBM in this action, except for the one patent for which an IPR was still pending. On March 10, 2022, the PTAB rendered its decision denying Zillow’s IPR on the one remaining patent, for which this case continues to remain stayed. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the U.S. District Court for the Western District of Washington and were consolidated on February 16, 2022. The complaints allege, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. We intend to deny the allegations of wrongdoing and intend to vigorously defend the claims in these lawsuits. We do not believe that a loss related to these lawsuits is probable.
On March 10, 2022, a shareholder derivative suit was filed in the U.S. District Court for the Western District of Washington against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in this lawsuit. We do not believe that a loss related to this lawsuit is probable.

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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters. For additional information regarding our indemnifications, see Note 18 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Note 17. Segment Information and Revenue
We have three operating and reportable segments, which have been identified based on the way in which our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information for the Homes, IMT and Mortgages segments.
The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through Zillow Offers and the financial results from title and escrow services performed by Zillow Closing Services primarily in connection with the purchase and sale of Zillow Offers homes. In November 2021, our Board of Directors made the determination to wind down Zillow Offers operations. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, dotloop and display, as well as revenue from the sale of various other marketing and business products and services to real estate professionals. In the fourth quarter of 2021, we began to include the financial results of ShowingTime in the IMT segment. The Mortgages segment primarily includes the financial results for mortgage originations and the sale of mortgages on the secondary market through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals.
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
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of income (loss) before income taxes by segment. This information is included in the following tables for the periods presented (in millions) and prior period amounts have been recast to conform to the current format (rentals revenue is now presented as a separate revenue category and Note 2 includes additional details regarding certain reclassifications):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$3,718	$—	$—	$701	$—	$—
Premier Agent	—	363	—	—	334	—
Rentals	—	61	—	—	64	—
Other	3	66	—	3	48	—
Mortgages	—	—	46	—	—	68
Total revenue	3,721	490	46	704	446	68
Cost of revenue (1)	3,537	65	20	645	47	19
Gross profit	184	425	26	59	399	49
Operating expenses (1):
Sales and marketing	142	142	23	55	117	25
Technology and development	12	92	10	33	79	8
General and administrative	24	77	18	25	59	17
Restructuring costs	30	6	2	—	—	—
Acquisition-related costs	—	—	—	—	1	—
Total operating expenses	208	317	53	113	256	50
Income (loss) from operations	(24)	108	(27)	(54)	143	(1)
Segment other income	6	—	1	—	—	1
Segment interest expense	(36)	—	(1)	(4)	—	(2)
Loss on extinguishment of debt	(14)	—	—	—	—	—
Income (loss) before income taxes (2)	$(68)	$108	$(27)	$(58)	$143	$(2)
(1) The following table presents depreciation and amortization expense and share-based compensation expense for each of our segments for the periods presented (in millions):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$5	$35	$3	$5	$23	$1
Share-based compensation expense	$12	$60	$10	$16	$42	$6

(2) The following table presents the reconciliation of total segment income (loss) before income taxes to consolidated income before income taxes for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Total segment income before income taxes	$13	$83
Corporate interest expense	(7)	(34)
Corporate other income	1	1
Loss on extinguishment of debt	—	(1)
Consolidated income before income taxes	$7	$49
Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Note 18. Restructuring and Zillow Offers Wind Down
In November 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations. This decision was made in light of home pricing unpredictability, capacity constraints and other operational challenges faced by Zillow Offers that were exacerbated by an unprecedented housing market, a global pandemic and a difficult labor and supply chain environment, all of which led us to conclude that, despite its initial promise in earlier quarters, Zillow Offers was unlikely to be a sufficiently stable line of business to meet our goals and needs going forward. The wind down is expected to be completed in the second half of 2022 and result in approximately a 25% reduction of Zillow Group’s workforce of which approximately 21% has been completed. During the wind down period, we continue to renovate and sell properties in inventory.
Cumulative amounts recognized and charges incurred during the three months ended March 31, 2022 primarily related to the wind down of Zillow Offers operations, and we expect future charges to primarily relate to the wind down of Zillow Offers operations and to primarily be recorded within our Homes segment. We have and plan to continue to fund the cash costs through existing cash and investment balances.
The following table presents a summary of Zillow Offers wind down-related charges incurred for the periods presented and our estimate of the total costs we expect to incur over the wind down period (in millions):

		Three Months Ended March 31, 2022
	Statement of Operations Classification	Homes Segment	IMT Segment	Mortgages Segment	Total Recognized	Cumulative Amount Recognized	Total Expected
Inventory write-down	Cost of revenue	$5	$—	$—	$5	N/A	N/A
Other charges:
Employee termination costs	Restructuring costs	$25	$6	$2	$33	$94	$95 - $106
Financing-related charges	Interest expense and Loss on debt extinguishment	30	—	—	30	36	$40
Contract termination costs	Restructuring costs	4	—	—	4	14	$16 - $19
Accelerated depreciation and amortization	Cost of revenue	6	—	—	6	11	$17
Asset write-offs	Restructuring costs	—	—	—	—	1	$1
Other	Restructuring costs	1	—	—	1	1	$1 - $2
Total other charges		66	6	2	74	157	$170 - $185
Total		$71	$6	$2	$79	$157

The following table presents the accrual activity for exit and disposal costs for three months ended March 31, 2022, primarily related to cash severance employee termination costs and contract termination costs (in millions):

	Three Months Ended March 31, 2022
	Employee Termination Costs	Contract Termination Costs (1)	Other	Total
Balance, beginning of period	$45	$4	$—	$49
Additions charged to expense	25	14	1	40
Cash payments	(27)	(12)	—	(39)
Adjustments	(1)	(2)	—	(3)
Balance, end of period	$42	$4	$1	$47

(1) Contract termination costs for exit and disposal activities include the contractual prepayment penalties associated with our Zillow Offers financing facilities further described below under the subheading “Financing-Related Charges.”
Inventory write-downs
In determining the value of our inventory, we consider indicators that net realizable value may be lower than cost at the portfolio level, market level, and in certain circumstances by structure type (single family residence, condo, etc.) by reviewing economic analyses, recent trends in home price appreciation and changes to resale strategy. Factors we analyze include gross margin on homes closed in recent months, projected gross margin on homes under contract to sell, historical list price to resale price variances, and trends in gross margin, selling prices and average selling concessions or other costs of selling homes. We recorded a write-down to inventory totaling $5 million with a corresponding increase to cost of revenue in our condensed consolidated statement of operations for the three months ended March 31, 2022. See Note 5 for additional information on inventory.
Employee Termination Costs
At March 31, 2022, accrued employee termination costs of $41 million related to one-time termination benefits and $2 million related to other severance and employee costs, primarily pertaining to ongoing employee benefit arrangements, were recorded within accrued compensation and benefits in our condensed consolidated balance sheet.
Accelerated Depreciation and Amortization
We have adjusted the useful life of certain assets impacted by the wind down of Zillow Offers operations to end on the expected cease use date. This adjustment resulted in the accelerated recognition of depreciation and amortization primarily related to internal use software and website development costs.

Contract Termination Costs
At March 31, 2022, $4 million of contract termination costs are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet. These costs relate to contract termination penalties and costs that will continue to be incurred under contracts without further economic benefit.
Financing-Related Charges
Financing-related charges incurred for the three months ended March 31, 2022 include the accelerated recognition of certain deferred debt issuance costs and debt discounts recorded to interest expense in our condensed consolidated statement of operations. Financing-related charges for the period also include expenses recorded within loss on extinguishment of debt within our condensed consolidated statement of operations primarily related to prepayment penalties incurred on the repayment of Zillow Offers financing facilities. Refer to Note 11 for further discussion of the Zillow Offers debt activity for the three months ended March 31, 2022.

Note 19. Subsequent Events
On May 4, 2022, the Board of Directors authorized the repurchase of up to $1 billion of our Class A common stock, Class C capital stock or a combination thereof. This authorization is in addition to the $750 million repurchase authorization previously announced on December 2, 2021. The repurchases may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors. The repurchase program does not have an expiration date.
In April 2022, in connection with the wind down of Zillow Offers operations, we repaid the remaining outstanding principal associated with the 2021-1 and 2021-2 term loans of $320 million and $473 million, respectively, plus accrued interest and prepayment penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview of our Business
Zillow Group, Inc. is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the United States, Zillow and its affiliates help high-intent movers find and win their home through digital solutions, first class partners and easier buying, selling, financing and renting experiences. We help customers find and win their home with referrals to trusted Zillow Premier Agent and Premier Broker partners and our portfolio of Zillow-branded and affiliated transaction-oriented services. Zillow Offers has purchased and sold homes directly in markets across the country. In the fourth quarter of 2021, we began to wind down Zillow Offers operations with expected completion in the second half of 2022. Zillow Home Loans, our affiliate lender, provides our customers with an easy option to get pre-approved and secure financing for their next home purchase.
Other consumer brands include Zillow Rentals, Trulia, StreetEasy, Zillow Closing Services, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry which include Mortech, dotloop, Bridge Interactive, New Home Feed and ShowingTime.
Reportable Segments and Revenue Overview
Zillow Group has three reportable segments: the Homes segment, the Internet, Media & Technology (“IMT”) segment and the Mortgages segment. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service and the financial results from the title and escrow services performed by Zillow Closing Services, primarily in connection with the purchase and sale of Zillow Offers homes. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, as well as dotloop, display, and other advertising and business software solutions. In the fourth quarter of 2021, we began to include the financial results of ShowingTime in the IMT segment. For additional information regarding the September 2021 acquisition of ShowingTime, see Note 9 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Mortgages segment primarily includes financial results for mortgage originations through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals.
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
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses. We offer these products and services through our Premier Agent and Premier Broker programs. Premier Agent and Premier Broker products, which include the delivery of validated customer connections, or leads, are primarily offered on a share of voice basis. Connections are distributed to Premier Agent and Premier Broker partners in proportion to their share of voice, or an agent advertiser’s share of total advertising purchased in a particular zip code. Connections are delivered when customer contact information is provided to Premier Agent and Premier Broker partners. Connections are provided as part of our suite of advertising services for Premier Agent and Premier Broker partners; we do not charge a separate fee for these customer leads.
We also offer a pay for performance pricing model called “Flex” for Premier Agent and Premier Broker services in certain markets to select partners. With the Flex model, Premier Agent and Premier Broker partners are provided with validated leads at no initial cost and pay a performance fee only when a real estate transaction is closed with one of the leads.

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
Other IMT revenue includes revenue generated by new construction and display advertising, as well as revenue from the sale of various other advertising and business technology solutions for real estate professionals, including dotloop and ShowingTime. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. Display revenue consists of graphical mobile and web advertising sold on a cost per impression or cost per click basis to advertisers promoting their brands on our mobile applications and websites. ShowingTime revenue is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. Appointment Center revenue is primarily billed in advance on a monthly basis.
In our Mortgages segment, we primarily generate revenue through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
As of March 31, 2022, we had 6,549 full-time employees compared to 8,005 full-time employees as of December 31, 2021. The reduction in employee headcount was primarily the result of our decision to wind down Zillow Offers operations.
Financial Highlights
For the three months ended March 31, 2022 and 2021, we generated total revenue of $4.3 billion and $1.2 billion, respectively, representing year-over-year growth of 250%. The increase in total revenue was primarily attributable to the following:
•Zillow Offers revenue increased by $3.0 billion to $3.7 billion for the three months ended March 31, 2022 due to the sale of 8,981 homes at an average selling price of $414.0 thousand per home. For the three months ended March 31, 2021, Zillow Offers revenue was $701 million due to the sale of 1,965 homes at an average selling price of $356.7 thousand per home. We expect Zillow Offers revenue to decrease in subsequent quarters as we complete our wind down of Zillow Offers.
•Premier Agent revenue increased by $29 million to $363 million for the three months ended March 31, 2022 compared to $334 million for the three months ended March 31, 2021. The increase in Premier Agent revenue was primarily due to a 4% increase in Premier Agent revenue per visit, driven primarily by continued strong demand across the residential real estate industry and growth in monetization of our impressions and leads.
•Other IMT revenue increased by $18 million to $66 million for the three months ended March 31, 2022 compared to $48 million for the three months ended March 31, 2021. The increase in Other IMT revenue was primarily a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021.
•Mortgages segment revenue decreased by $22 million to $46 million for the three months ended March 31, 2022 compared to $68 million for the three months ended March 31, 2021, driven by a decrease in revenue generated by Zillow Home Loans, as total loan origination volume decreased 40%. The decrease in loan origination volume was driven primarily by higher interest rates that decreased demand for refinance mortgages.
During the three months ended March 31, 2022 and 2021, we generated total gross profit of $635 million and $507 million, respectively, representing a year-over-year increase of 25%.

Wind Down of Zillow Offers Operations
In November 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations. The wind down is expected to be completed in the second half of 2022 and result in approximately a 25% reduction of Zillow Group’s workforce of which approximately 21% has been completed. During the wind down period, we continue to sell properties in inventory. As of early May 2022, we have sold, are under contract to sell or have reached agreement on disposition terms for all except approximately 100 homes. We expect the sale of our remaining inventory to be substantially complete during the three months ending June 30, 2022, with operations and a small amount of inventory extending into the three months ending September 30, 2022. As of January 31, 2022, we are no longer acquiring homes. For the three months ended March 31, 2022, we recorded a write-down to inventory totaling $5 million with a corresponding increase to cost of revenue as a result of purchasing homes at higher prices than our current estimates of the future selling prices after selling costs. For the three months ended March 31, 2022, we have also incurred $30 million in restructuring costs within our Homes segment associated with our wind down of Zillow Offers operations, primarily associated with one-time termination benefit costs, other severance and employee costs and contract termination costs. Additionally, for the three months ended March 31, 2022, we incurred $30 million of charges associated with winding down Zillow Offers financing facilities, which have been recorded within interest expense and loss on extinguishment of debt, and $6 million of accelerated depreciation and amortization recorded to cost of revenue. For additional information regarding the impairment and restructuring costs, including total expected costs to be incurred and cumulative costs incurred as of March 31, 2022, see Note 18 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and the subsection below titled “Impairment and Restructuring” under the caption “Results of Operations.” Given the wind down of Zillow Offers and corresponding shift in our strategic plans, financial performance for prior and current periods may not be indicative of future performance.
COVID-19 Impact
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
Health of Residential Housing Market
Our financial performance is impacted by changes in the health of the residential housing market, which is impacted, in turn, by general economic conditions. Current market factors, including low housing inventory, decreases in new for-sale listings, increases in mortgage interest rates, inflationary conditions and high rental occupancy rates may have a negative impact on the number of transactions that consumers complete using our products and services and on demand for our advertising services. The extent to which these factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Key Metrics
Management has identified visits, unique users, and the volume of loans originated through Zillow Home Loans as relevant to investors’ and others’ assessment of our financial condition and results of operations. We no longer consider the number of homes sold as a key metric given the wind down of Zillow Offers operations.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
Visits	2,627	2,511	5%
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our Homes segment revenue depended in part, and our Mortgages segment revenue depends in part, on users accessing our mobile applications and websites to engage in the sale, purchase and financing of homes with Zillow Offers and Zillow Home Loans, and our Premier Agent revenue, rentals revenue and display revenue depend on advertisements being served to users of our mobile applications and websites.
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
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
Average monthly unique users	211	221	(5)%
During the three months ended March 31, 2022, unique users decreased 5% compared to the three months ended March 31, 2021, driven primarily by strong residential real estate industry recovery in the comparable prior year period coupled with more normalized seasonality impacts during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions):

	Three Months Ended March 31,		2021 to 2022 % Change
	2022	2021
Purchase loan origination volume	$123	$115	7%
Refinance loan origination volume	578	1,052	(45)%
Total loan origination volume	$701	$1,167	(40)%
During the three months ended March 31, 2022, total loan origination volume decreased 40% compared to the three months ended March 31, 2021, driven primarily by higher interest rates which decreased demand for refinance mortgages.
Results of Operations
Given the uncertainty surrounding the COVID-19 pandemic, the health of the residential housing market and strategic shifts in our business, financial performance for prior and current periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended March 31,		2021 to 2022		Three Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Revenue:
Homes segment:
Zillow Offers	$3,718	$701	$3,017	430%	87%	58%
Other	3	3	—	—	—	—
Total Homes segment revenue	3,721	704	3,017	429	87	58
IMT segment:
Premier Agent	363	334	29	9	9	27
Rentals	61	64	(3)	(5)	1	5
Other	66	48	18	38	2	4
Total IMT segment revenue	490	446	44	10	12	37
Mortgages segment	46	68	(22)	(32)	1	6
Total revenue	$4,257	$1,218	$3,039	250%	100%	100%
Total revenue increased $3.0 billion, or 250%, to $4.3 billion:
•Homes segment revenue increased 429% to $3.7 billion, primarily due to an increase of $3.0 billion, or 430%, in Zillow Offers revenue. Zillow Offers revenue increased to $3.7 billion due to the sale of 8,981 homes at an average selling price of $414.0 thousand per home, as compared to the sale of 1,965 homes at an average selling price of $356.7 thousand per home in the comparable prior year period. The increase in revenue is due to increased acquisition volumes in 2021 subsequent to the three months ended March 31, 2021, which resulted in higher resale volumes, including accelerated resales, as we wind down Zillow Offers operations. We expect Zillow Offers revenue to decrease in subsequent quarters as we complete our wind down of Zillow Offers.

•IMT segment revenue increased 10% to $490 million, primarily due to a $29 million, or 9%, increase in Premier Agent revenue. The increase in Premier Agent revenue was driven by an increase in Premier Agent revenue per visit, which increased by 4% to $0.138 for the three months ended March 31, 2022 from $0.133 for the three months ended March 31, 2021. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs by the number of visits in the period. The increase in Premier Agent revenue per visit was driven primarily by continued strong demand across the residential real estate industry which increased home sales prices and resulted in higher monetization of leads. Other IMT revenue increased primarily as a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021.
•Mortgages segment revenue decreased 32% to $46 million primarily due to a decline in mortgage originations revenue. The decrease in mortgage originations revenue was primarily due to a 40% decrease in total loan origination volume from $1.2 billion to $701 million, primarily resulting from a decrease in refinance activity. The decrease in mortgage originations revenue was also attributable to a 27% decrease in gain on sale margin driven by industry margin compression. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
Income (Loss) Before Income Taxes

					% of Revenue
	Three Months Ended March 31,		2021 to 2022		Three Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Income (loss) before income taxes:
Homes segment	$(68)	$(58)	$(10)	(17)%	(2)%	(8)%
IMT segment	108	143	(35)	(24)	22	32
Mortgages segment	(27)	(2)	(25)	(1250)	(59)	(3)
Corporate items (1)	(6)	(34)	28	82	N/A	N/A
Total income before income taxes	$7	$49	$(42)	(86)%	—%	4%
(1) Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.
Adjusted EBITDA

					% of Revenue
	Three Months Ended March 31,		2021 to 2022		Three Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Net income	$16	$52	$(36)	(69)%	—%	4%
Adjusted EBITDA:
Homes segment	$23	$(33)	$56	170%	1%	(5)%
IMT segment	209	209	—	—	43	47
Mortgages segment	(12)	6	(18)	(300)	(26)	9
Total Adjusted EBITDA	$220	$182	$38	21%	5%	15%

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in total and for each segment, each a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA in total to net income and Adjusted EBITDA by segment to income (loss) before income taxes for each segment, the most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measures.

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
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect restructuring costs;
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
Because of these limitations, you should consider Adjusted EBITDA in total and for each segment alongside other financial performance measures, including various cash flow metrics, net income, income (loss) before income taxes for each segment, and our other GAAP results.

The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in millions, unaudited):

	Three Months Ended March 31, 2022
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$16
Income taxes	N/A	N/A	N/A	N/A	(9)
Income (loss) before income taxes	$(68)	$108	$(27)	$(6)	$7
Other income	(6)	—	(1)	(1)	(8)
Depreciation and amortization	5	35	3	—	43
Share-based compensation	12	60	10	—	82
Restructuring costs	30	6	2	—	38
Loss on extinguishment of debt	14	—	—	—	14
Interest expense	36	—	1	7	44
Adjusted EBITDA	$23	$209	$(12)	$—	$220

	Three Months Ended March 31, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$52
Income taxes	N/A	N/A	N/A	N/A	(3)
Income (loss) before income taxes	$(58)	$143	$(2)	$(34)	$49
Other income	—	—	(1)	(1)	(2)
Depreciation and amortization	5	23	1	—	29
Share-based compensation	16	42	6	—	64
Acquisition-related costs	—	1	—	—	1
Loss on extinguishment of debt	—	—	—	1	1
Interest expense	4	—	2	34	40
Adjusted EBITDA	$(33)	$209	$6	$—	$182

(1) We use income (loss) before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net income and income tax benefit are calculated and presented only on a consolidated basis within our financial statements.

(2) Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended March 31,		2021 to 2022		Three Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Cost of revenue	$3,622	$711	$2,911	409%	85%	58%
Gross profit	635	507	128	25	15	42
Operating expenses:
Sales and marketing	307	197	110	56	7	16
Technology and development	114	120	(6)	(5)	3	10
General and administrative	119	101	18	18	3	8
Restructuring costs	38	—	38	N/A	1	—
Acquisition-related costs	—	1	(1)	N/A	—	—
Total operating expenses	578	419	159	38	14	34
Loss on extinguishment of debt	(14)	(1)	(13)	N/A	—	—
Other income	8	2	6	300	—	—
Interest expense	(44)	(40)	(4)	(10)	(1)	(3)
Income tax benefit	9	3	6	200	—	—

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
Cost of revenue increased by $2.9 billion, or 409%, primarily due to an increase of $2.9 billion in cost of revenue in our Homes segment. The increase in cost of revenue in our Homes segment was driven primarily by a $2.8 billion increase in home acquisition costs due to the increase in the number of homes sold from 1,965 during the three months ended March 31, 2021 to 8,981 during the three months ended March 31, 2022. We expect Homes segment cost of revenue to decrease in subsequent quarters as we complete our wind down of Zillow Offers.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our relatively higher gross margin segments, IMT and Mortgages, and our relatively lower gross margin Homes segment.
Gross profit increased by $128 million, or 25%, primarily due to an increase in gross profit of $125 million in our Homes segment and an increase of $26 million in our IMT segment, partially offset by a decrease in gross profit of $23 million in our Mortgages segment. Total gross margin decreased from 42% to 15%.
•The increase in Homes segment gross profit was primarily driven by an increase in revenue, discussed above. Gross margin decreased from 8% for the three months ended March 31, 2021 to 5% for the three months ended March 31, 2022, as costs to acquire homes outpaced revenue generated on home sales.

•The increase in IMT segment gross profit was primarily driven by an increase in revenue, discussed above. Gross margin decreased from 89% for the three months ended March 31, 2021 to 87% for the three months ended March 31, 2022.
•The decrease in Mortgages segment gross profit was driven by a decrease in gross margin from 72% to 57%, primarily associated with decreased revenue, discussed above.
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
Sales and marketing expenses increased $110 million, or 56%, due to increases of $87 million in our Homes segment and $25 million in our IMT segment, partially offset by a $2 million decrease in our Mortgages segment.
•The increase in sales and marketing expenses in the Homes segment was primarily attributable to an $86 million increase in home holding and selling costs driven by the increase in the number of homes sold during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Sales and marketing expenses in our Homes segment included $8 million and $4 million in holding costs for the three months ended March 31, 2022 and 2021, respectively. We expect sales and marketing expenses within the Homes segment to decrease in subsequent quarters due to the wind down of Zillow Offers operations.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $12 million increase in headcount-related expenses, including share-based compensation expense, and a $10 million increase in marketing and advertising costs.
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
Technology and development expenses decreased $6 million, or 5%, primarily due to a decrease of $21 million in our Homes segment, partially offset by increases of $13 million in our IMT segment and $2 million in our Mortgages segment.
•The decrease in technology and development expenses for the Homes segment was primarily attributable to a $20 million decrease in headcount-related expenses, including share-based compensation expense. We expect technology and development expenses within the Homes segment to decrease in subsequent quarters due to the wind down of Zillow Offers operations.
•The increase in technology and development expenses for the IMT segment was primarily attributable to an $8 million increase in headcount-related expenses, including share-based compensation expense, and a $4 million increase in professional services. We expect technology and development expenses to increase in absolute dollars in future quarters for our IMT segment due to increased headcount-related spend as we continue to invest in the development of technology to help high-intent movers find and win their homes.

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
General and administrative expenses increased $18 million, or 18%, due to increases of $18 million in our IMT segment and $1 million in our Mortgages segment, partially offset by a decrease of $1 million in our Homes segment. The increase in general and administrative expenses for our IMT segment was primarily attributable to a $14 million increase in headcount-related expenses, including share-based compensation expense, and an increase of $5 million in professional services. We expect general and administrative expenses within the IMT segment to increase in absolute dollars in future quarters as we continue to invest to grow our business. We expect general and administrative expenses within the Homes segment to decrease in absolute dollars in future periods due to the wind down of Zillow Offers operations.
Restructuring Costs
Restructuring costs for the three months ended March 31, 2022 primarily relate to our wind down of Zillow Offers operations and include employee termination costs, contract termination costs and other exit and disposal activities. Restructuring costs of $38 million for the three months ended March 31, 2022 include $33 million for employee termination costs, $4 million of contract termination costs, and $1 million related to other exit and disposal activities. For additional information regarding the restructuring, see Note 18 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Loss on Extinguishment of Debt
We recorded a $14 million loss on extinguishment of debt during the three months ended March 31, 2022 due to the repayment of outstanding borrowings associated with the Zillow Offers credit facilities and the partial repayment of the term loans supporting our securitization transactions. The loss on extinguishment includes prepayment penalties incurred related to these repayments. We recorded a $1 million loss on extinguishment of debt during the three months ended March 31, 2021 associated with conversions of the convertible senior notes maturing in 2023, 2024 and 2026. For additional information on the loss on extinguishment, see Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income increased $6 million, or 300%, primarily due to an increase in other income in the Homes segment driven by the accretion of interest income associated with the beneficial interests in our securitization transactions we entered into in the second half of 2021. We expect Homes segment interest income to decrease beginning with the three months ending September 30, 2022 due to the expected pay-down of the securitization transactions in connection with the wind down of Zillow Offers operations. While our investment mix continues to be low-risk, we expect other income related to our investment portfolio returns to grow modestly in future quarters driven by our expectation of continued rising interest rates.
Interest Expense
Our corporate interest expense consists of interest on our convertible senior notes and also includes deferred issuance costs for the convertible senior notes. As discussed in Note 2 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity, effective January 1, 2022. Upon adoption, we de-recognized the remaining debt discounts on the convertible senior notes and no longer recognize amortization of debt discounts to interest expense. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for stated interest rates and interest payment dates for each of our convertible senior notes.

For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on the credit facilities related to Zillow Offers. Borrowings on these credit facilities bore interest at the one-month London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin, and in certain cases were subject to a LIBOR floor, as defined in the credit agreements. During the three months ended March 31, 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities. Interest expense also includes interest on the term loans and variable funding lines associated with our 2021-1 and 2021-2 securitization transactions, including the amortization of the debt discount for the term loans and the amortization of deferred issuance costs for the term loans and variable funding lines. The term loans bear interest at a fixed rate and the variable funding lines bore interest at LIBOR plus an applicable margin. During the three months ended March 31, 2022, we repaid all amounts drawn on the variable funding lines. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Homes segment financing.
For our Mortgages segment, interest expense includes interest on the warehouse line of credit and interest on the master repurchase agreements related to our Zillow Home Loans business. Beginning March 18, 2022, borrowings on the Credit Suisse repurchase agreement bear interest at Adjusted Daily Simple Secured Overnight Financing Rate (“Adjusted Daily Simple SOFR”) plus an applicable margin and includes an Adjusted Daily Simple SOFR floor, as defined in the governing agreements. Borrowings on the Citibank, N.A. repurchase agreement, the Credit Suisse repurchase agreement prior to March 18, 2022, and the Comerica Bank warehouse line of credit bear interest at one-month LIBOR plus an applicable margin, and in certain cases include a LIBOR floor, as defined in the agreements.
Interest expense increased $4 million, or 10%, primarily due to a $32 million increase in interest expense related to our Homes segment and partially offset by a $27 million decrease in corporate interest expense not attributable to any of our segments.
The increase in Homes segment interest expense was driven by the accelerated recognition of debt discount and issuance costs and prepayment fees, as applicable, due to the repayment of our credit facilities and variable funding lines and the partial repayment of the term loans associated with our securitization transactions. The increase in interest expense is also due to the increased number of homes financed on our credit facilities and through our securitization transactions, as described above. We expect interest expense for the Homes segment to decrease during the three months ending June 30, 2022 and thereafter, as we have ceased home buying activities and expect to repay our outstanding securitization term loans during the second quarter of 2022.
The decrease in corporate interest expense not attributable to any of our segments was primarily due to the adoption of guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, which, as discussed above, eliminated the debt discounts on the convertible senior notes that were previously amortized to interest expense prior to adoption. Additionally, the settlement of conversions and redemptions of convertible senior notes maturing in 2023, 2024 and 2026 during the year ended December 31, 2021 decreased the outstanding principal balances of our convertible senior notes upon which interest was incurred.
Income Taxes
We are subject to income taxes in the United States (federal and state), Canada and Serbia. As of March 31, 2022 and December 31, 2021, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $2.1 billion as of December 31, 2021, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $73 million (tax effected) as of December 31, 2021.
We recorded an income tax benefit of $9 million for the three months ended March 31, 2022 and an income tax benefit of $3 million for the three months ended March 31, 2021, primarily related to state income taxes.
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs, and mortgage loan originations. We previously used capital resources for the purchase of homes through Zillow Offers, all of which home purchases closed by January 31, 2022. We generally reinvest available cash flows from operations into our business and to service our debt obligations.

Sources of Liquidity
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents, investments and restricted cash of $3.8 billion and $3.4 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds and treasury bills. Investments consist of fixed income securities, which include U.S. government agency securities, commercial paper, treasury bills and investment grade corporate securities and the beneficial interests in our Homes segment securitization transactions. Restricted cash consists of amounts funded to the reserve and collection accounts related to our credit facilities, home sales proceeds held in restricted accounts associated with our credit facilities and securitizations and amounts held in escrow related to funding home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of March 31, 2022, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures and other capital requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operations, debt financing and equity offerings, as applicable.
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2022	2021
Cash Flow Data:
Net cash provided by operating activities	$3,392	$241
Net cash provided by (used in) investing activities	(563)	904
Net cash provided by (used in) financing activities	(2,981)	598
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
For the three months ended March 31, 2022, net cash provided by operating activities was $3.4 billion. This was driven by net income of $16 million, adjusted by share-based compensation expense of $91 million, depreciation and amortization of $43 million, amortization of debt discount and debt issuance costs of $23 million, a loss on extinguishment of debt of $14 million, amortization of contract cost assets of $8 million, amortization of right of use assets of $6 million, and an inventory valuation adjustment of $5 million. This was partially offset by $3 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities increased cash provided by operating activities by $3.2 billion. The changes in operating assets and liabilities are primarily related to a $3.4 billion decrease in inventory and a $56 million decrease in accounts receivable, primarily associated with Zillow Offers, as we wind down Zillow Offers operations, a $14 million decrease in mortgage loans held for sale, a $6 million increase in accounts payable driven by the timing of payments, a $5 million increase in deferred revenue and a $3 million increase in other long term liabilities. These changes were partially offset by a $247 million increase in prepaid expenses and other current assets related to the partial repayment of the term loans associated with our Zillow Offers securitization transactions, a $43 million decrease in accrued expenses and other current liabilities driven by the wind down of Zillow Offers operations, a $9 million decrease in lease liabilities, a $6 million decrease in accrued compensation and benefits, and a $4 million increase in contract cost assets.

For the three months ended March 31, 2021, net cash provided by operating activities was $242 million. This was primarily driven by net income of $52 million, adjusted by share-based compensation of $64 million, depreciation and amortization of $29 million, amortization of debt discount and debt issuance costs of $25 million, amortization of contract cost assets of $10 million, $9 million in other adjustments to reconcile net income to net cash provided by operating activities, amortization of right of use assets of $7 million, and a loss on extinguishment of debt of $1 million. This was partially offset by a $3 million change in deferred income taxes. Changes in operating assets and liabilities increased cash provided by operating activities by $47 million. The changes in operating assets and liabilities are primarily related to a $57 million decrease in mortgage loans held for sale, a $25 million increase in accrued expenses and other liabilities driven by the timing of payments, a $19 million decrease in inventory due to the sale of homes through Zillow Offers outpacing home purchases for the three months ended March 31, 2021, a $5 million increase in deferred revenue, and a $2 million increase in accrued compensation and benefits. These changes were partially offset by a $29 million increase in prepaid expenses and other current assets due to timing of payments and an increase in our contract assets. The increase in contract assets was primarily associated with increased revenue from our Premier Agent Flex pricing model. The changes were further offset by a $13 million increase in accounts receivable due to an increase in revenue from products and services billed in arrears, a $10 million increase in contract cost assets primarily due to capitalized sales commissions, a $7 million decrease in lease liabilities and a $2 million decrease in accounts payable.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets and cash paid in connection with acquisitions.
For the three months ended March 31, 2022, net cash used in investing activities was $563 million. This was the result of $525 million purchases of investments and $38 million of purchases of property and equipment and intangible assets.
For the three months ended March 31, 2021, net cash provided by investing activities was $904 million. This was the result of $920 million of proceeds from the maturity of investments and $16 million of purchases of property and equipment and intangible assets.
Cash Flows Provided By (Used in) Financing Activities
Net cash provided by (used in) financing activities has primarily resulted from net proceeds from the issuance of convertible notes, net proceeds from equity offerings, the exercise of employee option awards and equity awards withheld for tax liabilities, proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers and proceeds from borrowings on the warehouse lines of credit and master repurchase agreements related to Zillow Home Loans.
For the three months ended March 31, 2022, net cash used in financing activities was $3.0 billion, which was primarily related to $2.2 billion of repayments on borrowings of our credit facilities related to Zillow Offers, $439 million for the partial repayment of the term loans associated with the Zillow Offers securitization transactions, $348 million of cash paid for share repurchases pursuant to our stock repurchase program and $25 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans. The cash outflows were partially offset by $36 million of proceeds from the exercise of option awards.
For the three months ended March 31, 2021, net cash provided by financing activities was $598 million, which was primarily related to the $545 million in proceeds from the sale of 3,163,502 shares of Class C capital stock under our equity distribution agreement, $61 million of proceeds from the exercise of option awards, and $38 million of net borrowings on our credit facilities related to Zillow Offers. These cash inflows were partially offset by $46 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.

Capital Resources
We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, infrastructure and continued investments in sales and marketing. To finance these investments and ongoing operations, and in the event that we require additional funding to support strategic business opportunities, we have issued convertible senior notes. As of March 31, 2022, we have outstanding a total of $1.7 billion aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our convertible senior notes as of the periods presented (in millions, except interest rates):

			March 31, 2022	December 31, 2021
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$495	$369
May 15, 2025	565	2.75%	557	443
September 1, 2024	608	0.75%	604	507
Total	$1,672		$1,656	$1,319
Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our convertible senior notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
On February 17, 2021, we entered into an equity distribution agreement with certain sales agents and/or principals (the “Managers”), pursuant to which we may offer and sell from time to time, through the Managers, shares of our Class C capital stock, having an aggregate gross sales price of up to $1.0 billion, in such share amounts as we may specify by notice to the Managers, in accordance with the terms and conditions set forth in the equity distribution agreement. During the three months ended March 31, 2022, we did not sell any shares under the equity distribution agreement. During the three months ended March 31, 2021, we issued and sold 3,164 shares of our Class C capital stock under the equity distribution agreement for total proceeds of $551 million and net proceeds of $545 million, after deducting $6 million of commissions and other offering expenses incurred. For additional information regarding the equity distribution agreement, see Note 13 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
On December 2, 2021, Zillow Group’s Board of Directors authorized the repurchase of up to $750 million of its Class A common stock, Class C capital stock or a combination thereof (the “Stock Repurchase Program”). During the three months ended March 31, 2022, we repurchased 1,412 of Class A common stock and 4,446 of Class C capital stock at an average price of $58.38 and $59.66 per share, respectively, for an aggregate purchase price of $83 million and $265 million, respectively. As of March 31, 2022, $100 million remained available for future repurchases pursuant to the Stock Repurchase Program, which repurchases decrease our liquidity and capital resources, when effected. On May 4, 2022, the Board of Directors authorized the repurchase of up to $1 billion of our Class A common stock, Class C capital stock or a combination thereof. This authorization is in addition to the $750 million repurchase authorization previously announced on December 2, 2021. For additional information on our Stock Repurchase Program, see Note 13 and Note 19 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Homes
Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes has had a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We have used credit facilities, and beginning in the third quarter of 2021, asset-backed securitizations, to fund a portion of the purchase price of homes and certain related costs. During the three months ended March 31, 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities. On November 2, 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations. As a result, we expect home financing to decrease during the three months ending June 30, 2022 and thereafter as we have ceased home buying activities and expect to repay our outstanding securitization term loans during the second quarter of 2022.

Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s credit facilities.
IMT
Our principal sources of liquidity for the IMT segment are cash flows from operations within the segment.
Mortgages
Zillow Home Loans continues to impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our warehouse line of credit and master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at March 31, 2022	Outstanding Borrowings at December 31, 2021	Weighted Average Interest Rate
Credit Suisse AG, Cayman Islands	March 17, 2023	$100	$64	$77	2.00%
Citibank, N.A.	June 10, 2022	100	13	17	2.20%
Comerica Bank	June 25, 2022	60	11	19	2.51%
	Total	$260	$88	$113
Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s warehouse line of credit and master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates, as well as the associated coupon interest. As of March 31, 2022, we have an outstanding aggregate principal amount of convertible senior notes of $1.7 billion, none of which is payable within 12 months. Future interest payments associated with the convertible senior notes total $90 million, with $27 million payable within 12 months. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our convertible senior notes.

Homes Segment Credit Facilities - During the three months ended March 31, 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities given the wind down of Zillow Offers operations. Given the wind down of Zillow Offers operations, we incurred prepayment penalties of $6 million associated with the pay-down of our credit facilities. No additional amounts may be drawn on these facilities.

Homes Segment Securitizations - Includes the remaining principal amounts of the 2021-1 and 2021-2 term loans due on their contractual maturity dates as well as the associated coupon interest. As of March 31, 2022, we have outstanding principal amounts of term loans of $793 million associated with our Homes segment securitizations. Contractual future interest payments associated with the 2021-1 and 2021-2 term loans, if held to maturity, total $68 million, with $30 million payable within 12 months. However, given the wind down of Zillow Offers operations, we expect to settle the remaining principal amounts associated with the securitization term loans within the next 12 months, including contractual interest due and related prepayment penalties associated with the term loans. We estimate the related prepayment penalties will be approximately $8 million, $3 million of which was paid during the three months ended March 31, 2022. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our securitizations.

Mortgages Segment Credit Facilities - Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreements to finance mortgages originated through Zillow Home Loans. As of March 31, 2022, we have outstanding principal amounts of $88 million. Amounts exclude an immaterial amount of estimated interest payments.

Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. For additional information regarding our operating leases, see Note 12 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Additionally, as of March 31, 2022, we had outstanding letters of credit of approximately $16 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.

Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. For additional information regarding our purchase obligations, see Note 18 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Restructuring Payments - We expect to make future cash payments of approximately $50 million to $62 million, excluding prepayment penalties associated with financing facilities, related to the wind down of Zillow Offers operations. We expect these additional cash payments to be made during 2022 and to primarily relate to employee termination costs and contract termination costs. For additional information regarding our restructuring costs, see Note 18 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the COVID-19 pandemic and our decision to wind down Zillow Offers operations have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Our convertible senior notes and term loans associated with our Homes segment securitizations bear interest at fixed rates. Thus, we have no related direct financial statement risk associated with changes in interest rates. However, the fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of March 31, 2022 (in millions, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$499	1.375%
May 15, 2025	565	2.75%
September 1, 2024	608	0.75%
	$1,672
During the three months ended March 31, 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities. No additional amounts may be drawn on these facilities. For additional details related to our credit facilities, see Note 11 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse line of credit and master repurchase agreements, which can negatively impact our net income. This risk is primarily mitigated through expedited sale of our loans. As of March 31, 2022 and December 31, 2021, we had outstanding $88 million and $112 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreements which bear interest either at a floating rate based on LIBOR plus an applicable margin, and in certain cases include a LIBOR floor or at Adjusted Daily Simple Secured Overnight Financing Rate (“Adjusted Daily Simple SOFR”) plus an applicable margin, and in certain cases include an Adjusted Daily Simple SOFR floor. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in LIBOR or Adjusted Daily Simple SOFR, as applicable, would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreements by an immaterial amount as of March 31, 2022, and $1 million as of December 31, 2021.
As described above, we utilize debt facilities that bear interest at a floating rate based on LIBOR, which is expected to be phased out as a reference rate in future periods. We do not expect the eventual transition away from LIBOR to have a material impact on our financial position, results of operations or cash flows.

Inflation Risk
We do not believe that inflation has a material effect on our business, results of operations or financial condition, particularly given we are winding down Zillow Offers operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. In addition, uncertain or changing economic and market conditions, including inflation or deflation, may affect demand for our products and services and the housing markets in which we operate. Our inability or failure to quickly respond to inflation could harm our business, results of operations and financial condition.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 16 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2022.
Purchase of Equity Securities by the Issuer
The following table summarizes the our stock repurchases during the three months ended March 31, 2022 (in millions, except share data which are presented in thousands, and per share amounts):

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
January 1 - January 31, 2022	—	—	$—	$—	—	$448
February 1 - February 28, 2022	1,324	4,446	58.48	59.66	5,770	105
March 1 - March 31, 2022	88	—	56.87	—	88	100
Total	1,412	4,446			5,858

(1) On December 2, 2021, the Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the authority to repurchase up to $750 million of its Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, we announced that the Board of Directors authorized the repurchase of up to an additional $1 billion of its Class A common stock, Class C capital stock or a combination thereof, which is in addition to the prior $750 million authorized under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.

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

Dated: May 5, 2022	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer