Form 10-Q
period 2022-06-30
ZILLOW GROUP, INC.
filed 2022-08-04
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2022, 58,968,212 shares of Class A common stock, 6,217,447 shares of Class B common stock and 175,975,432 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2022

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
•the duration and impact of the COVID-19 pandemic (including variants) or other public health crises on our ability to operate, demand for our products or services, or general economic conditions;
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
•changes in laws or government regulation affecting our business; and
•the impact of pending or future litigation or regulatory actions.
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

WHERE YOU CAN FIND MORE INFORMATION
Our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available on the “Investors” section of our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC.
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters, and for complying with its disclosure obligations under Regulation FD:
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,181	$2,611
Short-term investments	1,362	514
Accounts receivable, net of allowance for doubtful accounts of $4 at June 30, 2022 and December 31, 2021	74	155
Mortgage loans held for sale	61	107
Inventory	23	3,913
Prepaid expenses and other current assets	141	153
Restricted cash	2	227
Total current assets	3,844	7,680
Contract cost assets	27	35
Property and equipment, net	246	215
Right of use assets	133	130
Goodwill	2,374	2,374
Intangible assets, net	153	180
Other assets	6	81
Total assets	$6,783	$10,695
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16	$17
Accrued expenses and other current liabilities	92	161
Accrued compensation and benefits	61	108
Borrowings under credit facilities	55	2,312
Deferred revenue	52	51
Lease liabilities, current portion	28	24
Securitization term loans	—	1,209
Total current liabilities	304	3,882
Lease liabilities, net of current portion	150	148
Convertible senior notes	1,657	1,319
Other long-term liabilities	5	5
Total liabilities	2,116	5,354
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,245,000,000 shares authorized; 58,968,183 and 61,513,634 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 6,217,447 shares issued and outstanding	—	—
Class C capital stock, $0.0001 par value; 600,000,000 shares authorized; 175,955,103 and 182,898,987 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,167	7,001
Accumulated other comprehensive income (loss)	(13)	7
Accumulated deficit	(1,487)	(1,667)
Total shareholders’ equity	4,667	5,341
Total liabilities and shareholders’ equity	$6,783	$10,695
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Homes	$505	$777	$4,226	$1,481
IMT	475	476	965	922
Mortgages	29	57	75	125
Total revenue	1,009	1,310	5,266	2,528
Cost of revenue:
Homes	478	708	4,015	1,353
IMT	71	43	136	90
Mortgages	17	21	37	40
Total cost of revenue	566	772	4,188	1,483
Gross profit	443	538	1,078	1,045
Operating expenses:
Sales and marketing	182	229	489	426
Technology and development	119	129	233	249
General and administrative	123	114	242	215
Restructuring costs	1	—	39	—
Acquisition-related costs	—	4	—	5
Total operating expenses	425	476	1,003	895
Income from operations	18	62	75	150
Loss on extinguishment of debt	(7)	(1)	(21)	(2)
Other income	12	1	20	3
Interest expense	(9)	(39)	(53)	(79)
Income before income taxes	14	23	21	72
Income tax benefit (expense)	(6)	(13)	3	(10)
Net income	$8	$10	$24	$62
Net income per share:
Basic	$0.03	$0.04	$0.10	$0.25
Diluted	$0.03	$0.04	$0.09	$0.24
Weighted-average shares outstanding:
Basic	243,942	248,152	246,229	245,763
Diluted	245,163	261,496	248,544	260,484
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$8	$10	$24	$62
Other comprehensive loss:
Unrealized losses on investments	(12)	—	(20)	—
Total other comprehensive loss	(12)	—	(20)	—
Comprehensive income (loss)	$(4)	$10	$4	$62

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2022	246,268	$—	$6,298	$(1,495)	$(1)	$4,802
Issuance of common and capital stock upon exercise of stock options	188	—	6	—	—	6
Vesting of restricted stock units	1,122	—	—	—	—	—
Share-based compensation expense	—	—	112	—	—	112
Repurchases of Class A common stock and Class C capital stock	(6,437)	—	(249)	—	—	(249)
Net income	—	—	—	8	—	8
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance at June 30, 2022	241,141	$—	$6,167	$(1,487)	$(13)	$4,667

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2021	247,308	$—	$6,597	$(1,087)	$—	$5,510
Issuance of common and capital stock upon exercise of stock options	388	—	15	—	—	15
Vesting of restricted stock units	780	—	—	—	—	—
Share-based compensation expense	—	—	93	—	—	93
Settlement of convertible senior notes	387	—	16	—	—	16
Net income	—	—	—	10	—	10
Other comprehensive loss	—	—	—	—	—	—
Balance at June 30, 2021	248,863	$—	$6,721	$(1,077)	$—	$5,644

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	250,630	$—	$7,001	$(1,667)	$7	$5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of common and capital stock upon exercise of stock options	995	—	42	—	—	42
Vesting of restricted stock units	1,811	—	—	—	—	—
Share-based compensation expense	—	—	213	—	—	213
Repurchases of Class A common stock and Class C capital stock	(12,295)	—	(597)	—	—	(597)
Net income	—	—	—	24	—	24
Other comprehensive loss	—	—	—	—	(20)	(20)
Balance at June 30, 2022	241,141	$—	$6,167	$(1,487)	$(13)	$4,667

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	240,526	$—	$5,881	$(1,139)	$—	$4,742
Issuance of common and capital stock upon exercise of stock options	1,991	—	76	—	—	76
Vesting of restricted stock units	1,593	—	—	—	—	—
Restricted stock units withheld for tax liability	(1)	—	—	—	—	—
Share-based compensation expense	—	—	160	—	—	160
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	3,164	—	545	—	—	545
Settlement of convertible senior notes	1,590	—	59	—	—	59
Net income	—	—	—	62	—	62
Other comprehensive income	—	—	—	—	—	—
Balance at June 30, 2021	248,863	$—	$6,721	$(1,077)	$—	$5,644
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$24	$62
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	87	58
Share-based compensation	193	152
Amortization of right of use assets	11	13
Amortization of contract cost assets	16	20
Amortization of debt discount and debt issuance costs	24	50
Loss on extinguishment of debt	21	2
Inventory valuation adjustment	9	—
Other adjustments to reconcile net income to cash provided by (used in) operating activities	(9)	8
Changes in operating assets and liabilities:
Accounts receivable	81	(33)
Mortgage loans held for sale	46	160
Inventory	3,881	(678)
Prepaid expenses and other assets	4	(36)
Contract cost assets	(8)	(17)
Lease liabilities	(8)	(14)
Accounts payable	(1)	2
Accrued expenses and other current liabilities	(69)	81
Accrued compensation and benefits	(47)	8
Deferred revenue	1	5
Other long-term liabilities	(1)	(1)
Net cash provided by (used in) operating activities	4,255	(158)
Investing activities
Proceeds from maturities of investments	160	1,330
Purchases of investments	(1,023)	—
Purchases of property and equipment	(60)	(25)
Purchases of intangible assets	(11)	(10)
Net cash provided by (used in) investing activities	(934)	1,295
Financing activities
Proceeds from issuance of Class C capital stock, net of issuance costs	—	545
Proceeds from borrowings on credit facilities	—	610
Repayments of borrowings on credit facilities	(2,205)	(147)
Net repayments on warehouse line of credit and repurchase agreements	(58)	(146)
Repurchases of Class A common stock and Class C capital stock	(597)	—
Settlement of long-term debt	(1,158)	—
Proceeds from exercise of stock options	42	76
Net cash provided by (used in) financing activities	(3,976)	938
Net increase (decrease) in cash, cash equivalents and restricted cash during period	(655)	2,075
Cash, cash equivalents and restricted cash at beginning of period	2,838	1,779
Cash, cash equivalents and restricted cash at end of period	$2,183	$3,854
Supplemental disclosures of cash flow information
Cash paid for interest	$35	$28
Cash paid for taxes	4	—
Noncash transactions:
Write-off of fully amortized intangible assets	$196	$4
Settlement of beneficial interests in securitizations	79	—
Write-off of fully depreciated property and equipment	33	24
Capitalized share-based compensation	20	9
Recognition of operating right of use assets and lease liabilities	14	—
Property and equipment purchased on account	2	1
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group, Inc. is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the United States, Zillow and its affiliates offer customers an on-demand experience for selling, buying, renting or financing with transparency and ease. We help customers find and win their home with referrals to trusted Zillow Premier Agent and Premier Broker partners and our portfolio of Zillow-branded and affiliated transaction-oriented services.
Zillow Offers, our iBuying business, has purchased and sold homes directly in markets across the country. In the fourth quarter of 2021, we began to wind down Zillow Offers operations with expected completion during the three months ending September 30, 2022.
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: current and future health and stability of the economy, financial conditions and residential housing market and changes in general economic and financial conditions (including federal monetary policy, interest rate changes, inflation, home price appreciation and housing inventory); our investment of resources to pursue strategies and develop products and services that may not prove effective or that are not attractive for customers and real estate partners; the duration and impact of public health crises, like the COVID-19 pandemic (including variants) on our ability to operate, demand for our products or services or general economic conditions; addition or loss of significant customers; our ability to successfully integrate and realize the benefits of our past or future strategic partnerships, acquisitions, business combinations or investments; our ability to manage advertising inventory or pricing; engagement and usage of our products; competition and innovation in our markets; actual or anticipated changes in technology, products, markets or services by us or our competitors; our ability to maintain or establish relationships with listings and data providers; our ability to obtain or maintain licenses and permits to support our current and future businesses; changes in laws or government regulation affecting our business; outcomes of legal proceedings; natural disasters and catastrophic events; our ability to attract and retain qualified employees and key personnel; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
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

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2022 and our results of operations, comprehensive income (loss), and shareholders’ equity for the three and six month periods ended June 30, 2022 and 2021, and our cash flows for the six month periods ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any interim period, or for any other future year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, the net realizable value of inventory, restructuring costs, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, business combinations and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the residential housing market, interest rate environment, the COVID-19 pandemic and our wind down of Zillow Offers operations have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with guidance governing revenue from contracts with customers. Prior to the adoption of this guidance, we recognized contract assets and contract liabilities at the acquisition date based on fair value estimates, which resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenue that would have otherwise been recorded as an independent entity. The guidance is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. We elected to adopt this guidance effective April 1, 2022, and this guidance will be applied to any future business combinations.
Recently Issued Accounting Standards Not Yet Adopted
In June 2022, the FASB issued guidance to improve existing measurement and disclosure requirements for equity securities that are subject to a contractual sale restriction. This guidance is effective for interim and annual periods beginning after December 15, 2023 on a prospective basis, with early adoption permitted. We expect to adopt this guidance on January 1, 2024. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations and cash flows.
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
Restricted cash — The carrying value of restricted cash approximates fair value due to the short period of time amounts were borrowed on our credit facilities, home sales proceeds were held in restricted accounts associated with our credit facilities and securitizations, and amounts are held in escrow (Level 1).
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

The following table presents the range and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	June 30, 2022	December 31, 2021
Range	39% - 100%	42% - 100%
Weighted-average	82%	85%
Beneficial interests in securitizations — As of June 30, 2022, we have repaid both beneficial interests as a result of the wind down of Zillow Offers operations.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in millions):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,047	$2,047	$—	$—
Short-term investments:
U.S. government agency securities	1,217	—	1,217	—
Treasury bills	99	—	99	—
Corporate bonds	38	—	38
Commercial paper	8	—	8
Mortgage origination-related:
Mortgage loans held for sale	61	—	61	—
IRLCs	2	—	—	2
Forward contracts - other current assets	1	—	1	—
Total	$3,473	$2,047	$1,424	$2

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,132	$2,132	$—	$—
Short-term investments:
U.S. government agency securities	471	—	471	—
Corporate bonds	33	—	33	—
Commercial paper	10	—	10	—
Beneficial interests in securitizations	75	—	—	75
Mortgage origination-related:
Mortgage loans held for sale	107	—	107	—
IRLCs	5	—	—	5
Forward contracts - other current assets	—	—	—	—
Forward contracts - other current liabilities	—	—	—	—
Total	$2,833	$2,132	$621	$80

The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of the period	$—	$5	$5	$12
Issuances	4	16	10	34
Transfers	(2)	(16)	(11)	(40)
Fair value changes recognized in earnings	—	1	(2)	—
Balance, end of period	$2	$6	$2	$6
At June 30, 2022, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $98 million and $142 million for our IRLCs and forward contracts, respectively. At December 31, 2021, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $305 million and $388 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our derivative positions.
See Note 11 for the carrying amounts and estimated fair values of our convertible senior notes and securitization term loans.
Note 4. Cash and Cash Equivalents, Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, investments, and restricted cash as of the dates presented (in millions):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$134	$—	$—	$134
Cash equivalents:
Money market funds	2,047	—	—	2,047
Short-term investments:
U. S. government agency securities	1,230	—	(13)	1,217
Treasury bills	99	—	—	99
Corporate bonds	38	—	—	38
Commercial paper	8	—	—	8
Restricted cash	2	—	—	2
Total	$3,558	$—	$(13)	$3,545

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$479	$—	$—	$479
Cash equivalents:
Money market funds	2,132	—	—	2,132
Short-term investments:
U.S. government agency securities	473	—	(2)	471
Corporate bonds	33	—	—	33
Commercial paper	10	—	—	10
Restricted cash	227	—	—	227
Beneficial interests in securitizations	66	9	—	75
Total	$3,420	$9	$(2)	$3,427
The following table presents available-for-sale investments by contractual maturity date as of June 30, 2022 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,164	$1,154
Due after one year	211	208
Total	$1,375	$1,362
Note 5. Inventory
The following table presents the components of inventory, net of applicable lower of cost or net realizable value adjustments, as of the dates presented (in millions):

	June 30, 2022	December 31, 2021
Finished goods	$23	$2,728
Work-in-process	—	1,185
Inventory	$23	$3,913
We have recorded a write-down for homes in inventory of $7 million and $211 million as of June 30, 2022 and December 31, 2021, respectively.

Note 6. Contract Balances
Contract assets were $88 million and $78 million as of June 30, 2022 and December 31, 2021, respectively. Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. Contract assets are primarily related to our Premier Agent Flex, rentals pay per lease and StreetEasy Experts offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and StreetEasy Experts, and qualified leases to be secured for rentals pay per lease. We recognize revenue when we satisfy our performance obligations under the corresponding contracts. StreetEasy Experts is our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance advertising fee only when a real estate purchase transaction is closed with one of the leads. Under the StreetEasy Experts pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We record a corresponding contract asset for the estimate of variable consideration for StreetEasy Experts when the right to the consideration is conditional. When the right to consideration becomes unconditional, we reclassify amounts to accounts receivable. Contract assets are recorded within prepaid expenses and other current assets in our condensed consolidated balance sheets.
For the three months ended June 30, 2022 and 2021, we recognized revenue of $52 million and $52 million, respectively, that was included in the deferred revenue balance at the beginning of the related period. For the six months ended June 30, 2022 and 2021, we recognized revenue of $49 million and $48 million, respectively, that was included in the deferred revenue balance at the beginning of the related period.
Note 7. Contract Cost Assets
As of June 30, 2022 and December 31, 2021, we had $27 million and $35 million, respectively, of contract cost assets. For the three and six months ended June 30, 2022 and 2021, we did not incur any material impairment losses to our contract cost assets.
We recorded amortization expense related to contract cost assets of $8 million and $10 million for the three months ended June 30, 2022 and 2021, respectively, and $16 million and $20 million for the six months ended June 30, 2022 and 2021, respectively.
Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	June 30, 2022	December 31, 2021
Website development costs	$231	$175
Leasehold improvements	94	107
Office equipment, furniture and fixtures	28	26
Computer equipment	19	19
Construction-in-progress	4	7
Property and equipment	376	334
Less: accumulated amortization and depreciation	(130)	(119)
Property and equipment, net	$246	$215
We recorded depreciation expense related to property and equipment (other than website development costs) of $6 million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and $14 million and $15 million for the six months ended June 30, 2022 and 2021, respectively.
We capitalized $34 million and $14 million in website development costs for the three months ended June 30, 2022 and 2021, respectively, and $68 million and $27 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense for website development costs included in cost of revenue was $19 million and $8 million for the three months ended June 30, 2022 and 2021, respectively, and $32 million and $16 million for the six months ended June 30, 2022 and 2021, respectively.

Note 9. Acquisition
Acquisition of ShowingTime.com, Inc.
On September 30, 2021, Zillow Group acquired ShowingTime.com, Inc. (“ShowingTime”) in exchange for approximately $512 million in cash, subject to certain adjustments. Our acquisition of ShowingTime has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of September 30, 2021. Goodwill, which represents the expected synergies from combining the acquired assets and the operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date.
The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The total purchase price was allocated as follows (in millions):

Cash and cash equivalents	$15
Identifiable intangible assets	111
Goodwill	389
Other acquired assets	6
Deferred tax liability	(4)
Other assumed liabilities	(5)
Total purchase price	$512
The estimated fair value of identifiable intangible assets acquired and associated useful lives consisted of the following (in millions):

	Estimated Fair Value	Estimated Weighted-Average Useful Life (in years)
Customer relationships	$55	8
Developed technology	47	4
Trade names and trademarks	9	10
Total	$111
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

Note 10. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	June 30, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$55	$(6)	$49
Developed technology	50	(11)	39
Trade names and trademarks	45	(12)	33
Software	44	(13)	31
Purchased content	6	(5)	1
Total	$200	$(47)	$153

	December 31, 2021
	Cost	Accumulated Amortization	Net
Customer relationships	$139	$(84)	$55
Developed technology	133	(86)	47
Software	59	(20)	39
Trade names and trademarks	45	(9)	36
Intangibles-in-progress	2	—	2
Purchased content	4	(3)	1
Total	$382	$(202)	$180
Amortization expense recorded for intangible assets for the three months ended June 30, 2022 and 2021 was $19 million and $13 million, respectively, and $41 million and $26 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the three or six months ended June 30, 2022 and 2021.

Note 11. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	June 30, 2022	December 31, 2021
Homes segment
Credit facilities:
Goldman Sachs Bank USA	$—	$548
Citibank, N.A.	—	770
Credit Suisse AG, Cayman Islands	—	835
Securitizations:
2021-1 variable funding line	—	17
2021-1 term loan	—	472
2021-2 variable funding line	—	29
2021-2 term loan	—	737
Total Homes segment debt	—	3,408
Mortgages segment
Repurchase agreements:
Credit Suisse AG, Cayman Islands	31	77
Citibank, N.A.	10	17
Warehouse line of credit:
Comerica Bank	14	19
Total Mortgages segment debt	55	113
Convertible senior notes
1.375% convertible senior notes due 2026	495	369
2.75% convertible senior notes due 2025	558	443
0.75% convertible senior notes due 2024	604	507
Total convertible senior notes	1,657	1,319
Total debt	$1,712	$4,840

Homes Segment
Variable Interest Entities
As of June 30, 2022 and December 31, 2021, the total assets of the special purpose entities (“SPEs”) and titling trust associated with our Zillow Offers business were $29 million and $4.2 billion, respectively, of which $25 million and $3.9 billion are inventory, respectively. The remaining assets of the SPEs as of December 31, 2021 included $225 million of restricted cash and $78 million of accounts receivable. As of December 31, 2021, the total liabilities of the SPEs and titling trust were $3.5 billion, of which $3.4 billion are credit facility and securitization-related borrowings and $55 million are accrued expenses. For additional details related to our SPEs, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Credit Facilities
During the first quarter of 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities. No additional amounts may be drawn on these facilities. For additional details related to our credit facilities, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Securitization Transactions
During the first quarter of 2022, we repaid all amounts drawn on the variable funding lines entered into in conjunction with the securitizations for our Zillow Offers business. For additional details related to our securitization variable funding lines, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In connection with the wind down of Zillow Offers operations, during the six months ended June 30, 2022, we repaid the remaining principal associated with the 2021-1 and 2021-2 term loans. During the three months ended June 30, 2022, we repaid $320 million and $473 million of principal and paid $2 million and $3 million of prepayment fees associated with the 2021-1 and 2021-2 term loans, respectively, plus accrued interest. For the three months ended June 30, 2022, we recorded a total loss on debt extinguishment of $7 million representing the difference between the principal amount repaid, prepayment penalties incurred and the carrying amount extinguished for each of the term loans upon repayment. During the six months ended June 30, 2022, we repaid $480 million and $749 million of principal and paid $3 million and $5 million of prepayment fees associated with the 2021-1 and 2021-2 term loans, respectively, plus accrued interest. For the six months ended June 30, 2022, we recorded a total loss on debt extinguishment of $13 million representing the difference between the principal amount repaid, prepayment penalties incurred and the carrying amount extinguished for each of the term loans upon repayment.
Mortgages Segment
To provide capital for Zillow Home Loans, we utilize master repurchase agreements and a warehouse line of credit. The following table summarizes certain details related to our repurchase agreements and warehouse line of credit (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Credit Suisse AG, Cayman Islands	March 17, 2023	$100	3.34%
Citibank, N.A.	June 9, 2023	100	3.38%
Comerica Bank	June 24, 2023	50	3.54%
	Total	$250
On June 10, 2022, Zillow Home Loans amended its Citibank, N.A. (“Citibank”) master repurchase agreement to update the reference rate from one-month LIBOR to Secured Overnight Financing Rate (“SOFR”), as defined by the governing agreements. Additionally, the amendment extended the maturity date of the Citibank master repurchase agreement from June 10, 2022 to June 9, 2023.
On June 25, 2022, Zillow Home Loans amended its Comerica Bank warehouse line of credit to decrease the total maximum borrowing capacity from $60 million to $50 million and update the reference rate from one-month LIBOR to Bloomberg Short-Term Bank Yield Index Rate (“BSBY”), as defined by the governing agreements. Additionally, the amendment extended the maturity date of the Comerica Bank warehouse line of credit from June 25, 2022 to June 24, 2023.
In accordance with the master repurchase agreements, Credit Suisse and Citibank (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of June 30, 2022 and December 31, 2021, $44 million and $87 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.

The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2022, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our warehouse line of credit and repurchase agreements, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Convertible Senior Notes
Effective January 1, 2022, we adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Refer to Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information regarding the adoption of this guidance.
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

					June 30, 2022		December 31, 2021
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$4	$502	$130	$781
May 15, 2025	565	2.75%	3.20%	May 15; November 15	7	530	122	725
September 1, 2024	608	0.75%	1.02%	March 1; September 1	4	629	101	945
Total	$1,672				$15	$1,661	$353	$2,451

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$1	$—	$1	$1	$6	$—	$7
May 15, 2025	4	1	5	4	6	—	10
September 1, 2024	2	—	2	1	8	1	10
July 1, 2023	—	—	—	2	4	—	6
Total	$7	$1	$8	$8	$24	$1	$33

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$3	$—	$3	$3	$11	$—	$14
May 15, 2025	8	1	9	8	14	1	23
September 1, 2024	3	1	4	2	15	1	18
July 1, 2023	—	—	—	3	8	1	12
Total	$14	$2	$16	$16	$48	$3	$67
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

There were no conversions of convertible senior notes during the three and six months ended June 30, 2022. Each series of the Notes was convertible during the three months ended June 30, 2021 at the option of the holders. The following table summarizes the activity for our convertible senior notes for the periods presented (in millions, except share data which are presented in thousands):

	Three Months Ended June 30, 2021
	2023 Notes	2024 Notes	Total
Aggregate principal amount settled	$5	$14	$19
Shares of Class C capital stock issued	65	322	387
Total fair value of consideration transferred (1)	$8	$46	$54
Loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$5	$12	$17
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	5	11	16
Loss on extinguishment of debt	$—	$1	$1
Consideration allocated to the equity component	$3	$34	$37

	Six Months Ended June 30, 2021
	2023 Notes	2024 Notes	2026 Notes	Total
Aggregate principal amount settled	$6	$65	$1	$72
Shares of Class C capital stock issued	77	1,485	28	1,590
Total fair value of consideration transferred (1)	$10	$200	$4	$214
Loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$6	$53	$1	$60
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	6	51	1	58
Loss on extinguishment of debt	$—	$2	$—	$2
Consideration allocated to the equity component	$4	$147	$3	$154

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
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended June 30, 2022. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders from July 1 through September 30, 2022.
For additional details related to our convertible senior notes, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 12. Income Taxes
We are subject to income taxes in the United States (federal and state), Canada and Serbia. As of June 30, 2022 and December 31, 2021, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $2.1 billion as of December 31, 2021, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $73 million (tax effected) as of December 31, 2021.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. We recorded income tax expense of $6 million and $13 million, respectively, for the three months ended June 30, 2022 and 2021, primarily related to state income taxes. We recorded an income tax benefit of $3 million for the six months ended June 30, 2022 and income tax expense of $10 million for the six months ended June 30, 2021, primarily related to state income taxes.
Note 13. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of June 30, 2022 or December 31, 2021.
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
There were no shares issued under the equity distribution agreement during the three and six months ended June 30, 2022.
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

Stock Repurchase Authorizations
On December 2, 2021, Zillow Group’s Board of Directors authorized the repurchase of up to $750 million of our Class A common stock, Class C capital stock or a combination thereof. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1 billion (together the “Repurchase Authorizations”) of our Class A common stock, Class C capital stock or a combination thereof. Repurchases under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of June 30, 2022, $850 million remained available for future repurchases pursuant to the Repurchase Authorizations.
The following table summarizes, on a settlement date basis, our Class A common stock and Class C capital stock repurchase activity under the Stock Repurchase Program for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	1,165	5,272	2,577	9,718
Weighted-average price per share	$38.31	$38.91	$49.30	$48.40
Total purchase price	$44	$205	$127	$470

Note 14. Share-Based Awards
In addition to the option awards and restricted stock units typically granted under the Zillow Group, Inc. 2020 Incentive Plan (the “2020 Plan”) which vest quarterly over four years, during the first quarter of 2022, the Compensation Committee of the Board of Directors approved option and restricted stock unit awards granted under the 2020 Plan in connection with the 2021 annual review cycle that vest quarterly over one year. The exercisability terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan.
When determining the grant date fair value of share-based awards, management considers whether an adjustment is required to the observable market price or volatility of the Company’s Class A common stock or Class C capital stock used in the valuation as a result of material non-public information. For additional information regarding our share-based awards, see Note 16 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2022:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	25,746	$72.86	7.48	$354
Granted	5,908	48.72
Exercised	(995)	41.52
Forfeited or cancelled	(2,366)	93.88
Outstanding at June 30, 2022	28,293	67.16	7.41	14
Vested and exercisable at June 30, 2022	14,240	57.54	6.02	13
The fair value of option awards granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	60%	56%	55% - 60%	52% - 56%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.97%	0.74%	1.94% - 2.97%	0.57% - 0.90%
Weighted-average expected life	5.00 years	4.50 years	4.50 - 6.00 years	4.50 - 5.75 years
Weighted-average fair value of options granted	$17.82	$53.16	$24.60	$59.58
As of June 30, 2022, there was a total of $467 million in unrecognized compensation cost related to unvested option awards.

Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2022:

	Restricted Stock Units (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2022	6,074	$66.51
Granted	5,372	48.15
Vested	(1,811)	56.79
Forfeited	(1,729)	61.88
Unvested outstanding at June 30, 2022	7,906	57.28
As of June 30, 2022, there was a total of $419 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$4	$3	$7	$6
Sales and marketing	14	13	26	23
Technology and development	38	35	67	61
General and administrative	45	37	83	62
Restructuring costs	1	—	10	—
Total	$102	$88	193	$152
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

We have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted net income per share, if applicable. The following table presents the maximum number of shares and conversion price per share of Class C capital stock for each of the Notes based on the aggregate principal amount outstanding as of June 30, 2022 (in thousands, except per share amounts):

Maturity Date	Shares	Conversion Price per Share
September 1, 2026	11,464	$43.51
May 15, 2025	8,408	67.20
September 1, 2024	13,983	43.51
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Denominator for basic calculation	243,942	248,152	246,229	245,763
Effect of dilutive securities:
Option awards	964	10,472	1,757	11,450
Unvested restricted stock units	257	2,872	558	3,271
Denominator for dilutive calculation	245,163	261,496	248,544	260,484
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average Class A common stock and Class C capital stock option awards outstanding	207	245	2,650	1,389
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	7,357	984	5,284	645
Class C capital stock issuable upon conversion of the convertible notes maturing in 2023, 2024, 2025 and 2026	33,855	38,641	33,855	38,796
Total Class A common stock and Class C capital stock equivalents	41,419	39,870	41,789	40,830
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
Escrow Balances
In conducting our title and escrow operations through Zillow Closing Services, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets. These balances were not material as of June 30, 2022 and $55 million as of December 31, 2021.
Letters of Credit
As of June 30, 2022, we have outstanding letters of credit of approximately $16 million which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $13 million and $12 million, respectively, as of June 30, 2022 and December 31, 2021.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of June 30, 2022 or December 31, 2021.

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

On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered. Oral argument on the appeal occurred on June 7, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.
On July 21, 2020, IBM filed a second action against us in the U.S. District Court for the Western District of Washington, alleging, among other things, that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. On July 23, 2021, we filed an IPR with the PTAB with respect to one patent included in the second lawsuit. On October 6, 2021, the stay of this action was lifted, except for proceedings relating to the one patent for which we filed an IPR. On December 1, 2021, the Court dismissed the fourth claim asserted by IBM in its amended complaint. On December 16, 2021 Zillow filed a motion to dismiss the remaining claims alleged in IBM’s amended complaint. On March 9, 2022, the Court granted Zillow’s motion to dismiss in full, dismissing IBM’s claims related to all the patents asserted by IBM in this action, except for the one patent for which an IPR was still pending. On March 10, 2022, the PTAB rendered its decision denying Zillow’s IPR on the one remaining patent, for which this case continues to remain stayed. On August 1, 2022, IBM filed an appeal of the Court’s ruling with respect to two of the dismissed patents. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the U.S. District Court for the Western District of Washington and were consolidated on February 16, 2022. On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. We moved to dismiss the amended consolidated complaint on July 11, 2022. We intend to deny the allegations of wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit. We do not believe that a loss related to this consolidated lawsuit is probable.

On March 10, 2022, May 5, 2022 and July 20, 2022 shareholder derivative suits were filed in the U.S. District Court for the Western District of Washington and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On June 1, 2022, the court issued an order consolidating the first two derivative suits and staying the consolidated action until further order of the court. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We do not believe that a loss related to these lawsuits is probable.
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
Revenue and costs are directly attributed to our segments when possible. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit the other segments. These costs primarily include headcount-related expenses, general and administrative expenses including executive, finance, accounting, legal, human resources, recruiting and facilities costs, product development and data acquisition costs, costs related to operating our mobile applications and websites and marketing and advertising costs. These costs are allocated to each segment based on the estimated benefit each segment receives from such expenditures.

The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of income (loss) before income taxes by segment. This information is included in the following tables for the periods presented (in millions) and prior period amounts have been recast to conform to the current format (rentals revenue is now presented as a separate revenue category):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$504	$—	$—	$772	$—	$—
Premier Agent	—	333	—	—	349	—
Rentals	—	71	—	—	73	—
Other	1	71	—	5	54	—
Mortgages	—	—	29	—	—	57
Total revenue	505	475	29	777	476	57
Cost of revenue (1)	478	71	17	708	43	21
Gross profit	27	404	12	69	433	36
Operating expenses (1):
Sales and marketing	21	143	18	65	137	27
Technology and development	3	105	11	30	90	9
General and administrative	16	87	20	28	68	18
Restructuring costs	1	—	—	—	—	—
Acquisition-related costs	—	—	—	—	4	—
Total operating expenses	41	335	49	123	299	54
Income (loss) from operations	(14)	69	(37)	(54)	134	(18)
Segment other income	7	—	—	—	—	1
Segment interest expense	—	—	(1)	(5)	—	(1)
Loss on extinguishment of debt	(7)	—	—	—	—	—
Income (loss) before income taxes (2)	$(14)	$69	$(38)	$(59)	$134	$(18)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Revenue:
Zillow Offers	$4,222	$—	$—	$1,473	$—	$—
Premier Agent	—	696	—	—	683	—
Rentals	—	132	—	—	137	—
Other	4	137	—	8	102	—
Mortgages	—	—	75	—	—	125
Total revenue	4,226	965	75	1,481	922	125
Cost of revenue (1)	4,015	136	37	1,353	90	40
Gross profit	211	829	38	128	832	85
Operating expenses (1):
Sales and marketing	163	285	41	120	254	52
Technology and development	15	197	21	63	169	17
General and administrative	40	164	38	53	127	35
Restructuring costs	31	6	2	—	—	—
Acquisition-related costs	—	—	—	—	5	—
Total operating expenses	249	652	102	236	555	104
Income (loss) from operations	(38)	177	(64)	(108)	277	(19)
Segment other income	13	—	1	—	—	2
Segment interest expense	(36)	—	(2)	(9)	—	(3)
Loss on extinguishment of debt	(21)	—	—	—	—	—
Income (loss) before income taxes (2)	$(82)	$177	$(65)	$(117)	$277	$(20)
(1) The following tables present depreciation and amortization expense and share-based compensation expense for each of our segments for the periods presented (in millions):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$4	$37	$3	$5	$22	$2
Share-based compensation expense	$8	$80	$13	$20	$58	$10

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Homes	IMT	Mortgages	Homes	IMT	Mortgages
Depreciation and amortization expense	$9	$72	$6	$10	$45	$3
Share-based compensation expense	$20	$140	$23	$36	$100	$16

(2) The following table presents the reconciliation of total segment income before income taxes to consolidated income before income taxes for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment income before income taxes	$17	$57	$30	$140
Corporate interest expense	(8)	(33)	(15)	(67)
Corporate other income	5	—	6	1
Loss on extinguishment of debt	—	(1)	—	(2)
Consolidated income before income taxes	$14	$23	$21	$72
Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Note 18. Restructuring and Zillow Offers Wind Down
In November 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations. This decision was made in light of home pricing unpredictability, capacity constraints and other operational challenges faced by Zillow Offers that were exacerbated by an unprecedented housing market, a global pandemic and a difficult labor and supply chain environment, all of which led us to conclude that, despite its initial promise in earlier quarters, Zillow Offers was unlikely to be a sufficiently stable line of business to meet our goals going forward. The wind down is expected to be completed during the three months ending September 30, 2022, and has resulted in approximately a 25% reduction of Zillow Group’s workforce. During the wind down period, we continue to sell properties in inventory.
Cumulative amounts recognized and charges incurred during the three and six months ended June 30, 2022 primarily related to the wind down of Zillow Offers operations, and we expect future charges to also relate to the wind down of Zillow Offers operations and to largely be recorded within our Homes segment. We have and plan to continue to fund the cash costs through existing cash and investment balances.

The following table presents a summary of Zillow Offers wind-down-related charges incurred for the periods presented and our estimate of the total costs we expect to incur over the wind down period (in millions):

		Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Statements of Operations Classification	Homes Segment	IMT Segment	Mortgages Segment	Total Recognized	Homes Segment	IMT Segment	Mortgages Segment	Total Recognized	Cumulative Amount Recognized	Total Expected
Inventory write-down	Cost of revenue	$4	$—	$—	$4	$9	$—	$—	$9	N/A	N/A
Other charges:
Employee termination costs	Restructuring costs	$1	$—	$—	$1	$26	$6	$2	$34	$95	$95
Financing-related charges	Interest expense and Loss on debt extinguishment	7	—	—	7	37	—	—	37	43	$43
Contract termination costs	Restructuring costs	—	—	—	—	4	—	—	4	14	$15 - $17
Accelerated depreciation and amortization	Cost of revenue	8	—	—	8	14	—	—	14	19	$19
Asset write-offs	Restructuring costs	—	—	—	—	—	—	—	—	1	$1
Other	Restructuring costs	—	—	—	—	1	—	—	1	1	$1
Total other charges		16	—	—	16	82	6	2	90	173	$174 - $176
Total		$20	$—	$—	$20	$91	$6	$2	$99	$173
The following table presents the accrual activity for exit and disposal costs for the six months ended June 30, 2022, primarily related to cash severance employee termination costs and contract termination costs (in millions):

	Six Months Ended June 30, 2022
	Employee Termination Costs	Contract Termination Costs (1)	Other	Total
Balance, beginning of period	$45	$4	$—	$49
Additions charged to expense	25	18	1	44
Cash payments	(63)	(17)	(1)	(81)
Adjustments	(2)	(2)	—	(4)
Balance, end of period	$5	$3	$—	$8

(1) Contract termination costs for exit and disposal activities include the contractual prepayment penalties associated with our Zillow Offers financing facilities further described below under the subheading “Financing-Related Charges.”
Inventory write-downs
In determining the value of our inventory, we consider indicators that net realizable value may be lower than cost at the portfolio level, market level, and in certain circumstances by structure type (single family residence, condo, etc.) by reviewing economic analyses, recent trends in home price appreciation and changes to resale strategy. Factors we analyze include gross margin on homes closed in recent months, projected gross margin on homes under contract to sell, historical list price to resale price variances, and trends in gross margin, selling prices and average selling concessions or other costs of selling homes. We recorded a write-down to inventory totaling $4 million and $9 million with a corresponding increase to cost of revenue in our condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively. See Note 5 for additional information on inventory.

Employee Termination Costs
At June 30, 2022, accrued employee termination costs of $5 million related to one-time termination benefits and $2 million related to other severance and employee costs, primarily pertaining to ongoing employee benefit arrangements, were recorded within accrued compensation and benefits in our condensed consolidated balance sheet.
Accelerated Depreciation and Amortization
We have adjusted the useful life of certain assets impacted by the wind down of Zillow Offers operations to end on the expected cease use date. This adjustment resulted in the accelerated recognition of depreciation and amortization primarily related to internal use software and website development costs.

Contract Termination Costs
At June 30, 2022, $3 million of contract termination costs are included in accrued expenses and other current liabilities in our condensed consolidated balance sheet. These costs relate to contract termination penalties and costs that will continue to be incurred under contracts without further economic benefit.
Financing-Related Charges
Financing-related charges incurred for the three and six months ended June 30, 2022 include the accelerated recognition of certain deferred debt issuance costs and debt discounts recorded to interest expense in our condensed consolidated statements of operations. Financing-related charges for the period also include expenses recorded within loss on extinguishment of debt within our condensed consolidated statements of operations primarily related to prepayment penalties incurred on the repayment of Zillow Offers financing facilities. Refer to Note 11 for further discussion of the Zillow Offers debt activity as of June 30, 2022.
Note 19. Subsequent Events
Option Award Repricing and Supplemental Grant of Restricted Stock Units
On August 3, 2022, upon recommendation of the Compensation Committee, the Board of Directors (the “Board”) of the Company approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees (the “eligible option awards”). The exercise price of eligible option awards will be reduced to the closing market price of the Company’s Class C capital stock on August 8, 2022 (the “reprice”). No other changes will be made to the terms and conditions of the eligible option awards. We estimate that approximately 7.5 million option awards will be eligible for the reprice.
In addition, the Board approved a supplemental grant of restricted stock units to eligible employees, to be granted on August 8, 2022 that will vest quarterly over a two-year period beginning in August 2022 (the “supplemental RSUs”). The number of supplemental RSUs to be granted will be determined based on the closing market price of our Class C capital stock on August 8, 2022. We estimate that approximately 4.5 million to 6.5 million supplemental RSUs will be granted pursuant to this approval. The Board is excluded from the reprice and will not receive supplemental RSUs.
We will account for the reprice of the eligible option awards as an equity modification whereby the incremental fair value attributable to the repriced option awards, as measured on the date of reprice, will be recognized as additional share-based compensation expense. We will account for the supplemental RSUs as new share-based awards and will determine the fair value of the award based on the market value of our Class C capital stock at the date of grant. We estimate these equity compensation actions will result in the recognition of incremental share-based compensation expense of approximately $180 million to $190 million in total, with between approximately $45 million to $50 million of share-based compensation expense recognized during the three months ending September 30, 2022, as a large portion of this expense will be recognized immediately. The remaining expense will be recognized over the balance of the requisite service period, which is largely over the next two-year period.

Opendoor Warrant Agreement
On July 28, 2022, we entered into a warrant agreement in conjunction with a commercial agreement with Opendoor Technologies, Inc. (“Opendoor”). The warrant agreement, subject to meeting certain conditions, entitles us to acquire up to six million shares of Opendoor’s common stock. We are currently evaluating the potential impact of this arrangement on our financial position, results of operations and cash flows.

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
Overview of our Business
Zillow Group, Inc. is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the United States, Zillow and its affiliates offer customers an on-demand experience for selling, buying, renting or financing with transparency and ease. We help customers find and win their home with referrals to trusted Zillow Premier Agent and Premier Broker partners and our portfolio of Zillow-branded and affiliated transaction-oriented services.
Zillow Offers has purchased and sold homes directly in markets across the country. In the fourth quarter of 2021, we began to wind down Zillow Offers operations with expected completion during the three months ending September 30, 2022.
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
Reportable Segments and Revenue Overview
Zillow Group has three reportable segments: the Homes segment, the Internet, Media & Technology (“IMT”) segment and the Mortgages segment. The Homes segment includes the financial results from Zillow Group’s purchase and sale of homes directly through the Zillow Offers service and the financial results from title and escrow services performed by Zillow Closing Services, primarily in connection with the purchase and sale of Zillow Offers homes. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, as well as dotloop, display, and other advertising and business software solutions. In the fourth quarter of 2021, we began to include the financial results of ShowingTime in the IMT segment. For additional information regarding the September 2021 acquisition of ShowingTime, see Note 9 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Mortgages segment primarily includes financial results for mortgage originations through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals.
The Homes segment has primarily generated revenue through our Zillow Offers service from the resale of homes. Other Homes revenue relates to revenue associated with title and escrow services provided through Zillow Closing Services. As a result of the decision to wind down Zillow Offers operations, we plan to report Zillow Offers as a discontinued operation beginning with the period during which disposition of the business is complete. We expect the disposition to be completed during the three months ending September 30, 2022.
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
Other IMT revenue includes revenue generated by new construction and display advertising, as well as revenue from the sale of various other advertising and business technology solutions for real estate professionals, including dotloop, StreetEasy and ShowingTime. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. Display revenue consists of graphical mobile and web advertising sold on a cost per impression or cost per click basis to advertisers promoting their brands on our mobile applications and websites. StreetEasy revenue includes advertising services sold to real estate professionals serving the New York City market primarily on a cost per listing or performance fee basis. ShowingTime revenue is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. Appointment Center revenue is primarily billed in advance on a monthly basis.
In our Mortgages segment, we primarily generate revenue through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
As of June 30, 2022, we had 5,791 full-time employees compared to 8,005 full-time employees as of December 31, 2021. The reduction in employee headcount was primarily related to the wind down of Zillow Offers operations.
Financial Overview
For the three months ended June 30, 2022 and 2021, we generated total revenue of $1.0 billion and $1.3 billion, respectively, representing a year-over-year decrease of 23%. The decrease in total revenue was primarily attributable to the following:
•Zillow Offers revenue decreased by $268 million to $504 million for the three months ended June 30, 2022 compared to $772 million for the three months ended June 30, 2021. The decrease in Zillow Offers revenue was due to the wind down of Zillow Offers which resulted in the sale of 1,211 homes at an average selling price of $416.2 thousand per home for the three months ended June 30, 2022 compared to the sale of 2,086 homes at an average selling price of $370.1 thousand per home for the three months ended June 30, 2021.
•Mortgages segment revenue decreased by $28 million to $29 million for the three months ended June 30, 2022 compared to $57 million for the three months ended June 30, 2021, primarily driven by a decrease in revenue generated by Zillow Home Loans, as total loan origination volume decreased 63%. The decrease in loan origination volume and Mortgages segment revenue was driven primarily by higher interest rates that decreased demand.
•Premier Agent revenue decreased by $16 million to $333 million for the three months ended June 30, 2022 compared to $349 million for the three months ended June 30, 2021. The decrease in Premier Agent revenue was primarily due to macro housing market factors including interest rate and home price increases, as well as tight inventory levels. These factors resulted in a 9% decrease in Premier Agent revenue per visit.
•Other IMT revenue increased by $17 million to $71 million for the three months ended June 30, 2022 compared to $54 million for the three months ended June 30, 2021. The increase in Other IMT revenue was primarily a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021.
During the three months ended June 30, 2022 and 2021, we generated total gross profit of $443 million and $538 million, respectively, representing a year-over-year decrease of 18%, due to the combined factors discussed below.

Wind Down of Zillow Offers Operations
In November 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations. The wind down is expected to be completed during the three months ending September 30, 2022 and has resulted in approximately a 25% reduction of Zillow Group’s workforce. During the wind down period, we continue to sell properties in inventory. As of early August 2022, we have sold, are under contract to sell or have reached agreement on disposition terms for all except approximately 25 homes. We expect the sale of our remaining inventory to be substantially complete during the three months ending September 30, 2022. For the three months ended June 30, 2022, we recorded a write-down to inventory totaling $4 million with a corresponding increase to cost of revenue as a result of purchasing homes at higher prices than our current estimates of the future selling prices after selling costs. For the three months ended June 30, 2022, we also incurred $1 million in restructuring costs within our Homes segment associated with our wind down of Zillow Offers operations, primarily associated with employee termination costs. Additionally, for the three months ended June 30, 2022, we incurred $7 million of charges associated with winding down Zillow Offers financing facilities, which have been recorded within loss on extinguishment of debt, and $8 million of accelerated depreciation and amortization recorded to cost of revenue. For additional information regarding the impairment and restructuring costs, including total expected costs to be incurred and cumulative costs incurred as of June 30, 2022, see Note 18 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and the subsection below titled “Impairment and Restructuring” under the caption “Results of Operations.” Given the wind down of Zillow Offers and corresponding shift in our strategic plans, financial performance for prior and current periods may not be indicative of future performance.
Health of Residential Housing Market
Our financial performance is impacted by changes in the health of the residential housing market, which is impacted, in turn, by general economic conditions. Current market factors, including low housing inventory, fewer new for-sale listings, increases in mortgage interest rates, inflationary conditions and high rental occupancy rates may have a negative impact on the number of transactions that consumers complete using our products and services and on demand for our advertising services. The extent to which these factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
COVID-19 Impact
The effect and extent of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict. While we have seen recovery in our business and the businesses of our customers and real estate partners from the initial economic effects of the pandemic, the duration and impact of the COVID-19 pandemic (including variants) may continue to affect our financial results in 2022 and beyond. The extent to which COVID-19 (including any variants) continues to impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Key Metrics
Management has identified visits, unique users and the volume of loans originated through Zillow Home Loans as relevant to investors’ and others’ assessment of our financial condition and results of operations. We no longer consider the number of homes sold as a key metric given the wind down of Zillow Offers operations.
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to use our products and services, including Zillow Homes Loans, or be transaction-ready real estate market participants and therefore are more sought-after by our Premier Agent and Premier Broker partners.
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

The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended June 30,		2021 to 2022 % Change
	2022	2021
Visits	2,897	2,750	5%
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our revenue depends in part, on users accessing our mobile applications and websites to engage in the sale, purchase and financing of homes, including with Zillow Home Loans, and our Premier Agent revenue, rentals revenue and display revenue depend on advertisements being served to users of our mobile applications and websites.
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

The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended June 30,		2021 to 2022 % Change
	2022	2021
Average monthly unique users	234	229	2%
Loan Origination Volume
Loan origination volume is an important metric as it is a measure of how successful we are at the origination and subsequent sale of mortgage loan products through our mortgage origination business, Zillow Home Loans, which directly impacts our Mortgages segment revenue. Loan origination volume represents the total value of mortgage loan originations closed through Zillow Home Loans during the period.
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions):

	Three Months Ended June 30,		2021 to 2022 % Change
	2022	2021
Purchase loan origination volume	$194	$230	(16)%
Refinance loan origination volume	136	658	(79)%
Total loan origination volume	$330	$888	(63)%
During the three months ended June 30, 2022, total loan origination volume decreased 63% compared to the three months ended June 30, 2021, driven primarily by higher interest rates which decreased demand for refinance mortgages.

Results of Operations
Given our wind down of Zillow Offers operations and uncertainty surrounding the health of the residential housing market, interest rate environment and the COVID-19 pandemic, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended June 30,		2021 to 2022		Three Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Revenue:
Homes segment:
Zillow Offers	$504	$772	$(268)	(35)%	50%	59%
Other	1	5	(4)	(80)	—	—
Total Homes segment revenue	505	777	(272)	(35)	50	59
IMT segment:
Premier Agent	333	349	(16)	(5)	33	27
Rentals	71	73	(2)	(3)	7	6
Other	71	54	17	31	7	4
Total IMT segment revenue	475	476	(1)	—	47	36
Mortgages segment	29	57	(28)	(49)	3	4
Total revenue	$1,009	$1,310	$(301)	(23)%	100%	100%

					% of Total Revenue
	Six Months Ended June 30,		2021 to 2022		Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Revenue:
Homes segment:
Zillow Offers	$4,222	$1,473	$2,749	187%	80%	58%
Other	4	8	(4)	(50)	—	—
Total Homes segment revenue	4,226	1,481	2,745	185	80	59
IMT segment:
Premier Agent	696	683	13	2	13	27
Rentals	132	137	(5)	(4)	3	5
Other	137	102	35	34	3	4
Total IMT segment revenue	965	922	43	5	18	36
Mortgages segment	75	125	(50)	(40)	1	5
Total revenue	$5,266	$2,528	$2,738	108%	100%	100%
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Total revenue decreased $301 million, or 23%, to $1.0 billion:
•Homes segment revenue decreased 35% to $505 million, primarily due to a decrease of $268 million, or 35%, in Zillow Offers revenue. Zillow Offers revenue decreased to $504 million due to the sale of 1,211 homes at an average selling price of $416.2 thousand per home, as compared to the sale of 2,086 homes at an average selling price of $370.1 thousand per home in the comparable prior year period. The decrease in revenue is due to decreased home resales as we wind down Zillow Offers operations. We expect Zillow Offers revenue to decrease for the three months ending September 30, 2022, by when we expect to have substantially completed our wind down of Zillow Offers operations.
•Mortgages segment revenue decreased 49% to $29 million due to a decline in mortgage originations revenue which drove 66% of the decrease in Mortgages segment revenue, and a decline in our Custom Quote and Connect advertising services revenue accounted for 34% of the decrease in Mortgages segment revenue. The decrease in mortgage originations revenue was primarily due to a 63% decrease in total loan origination volume from $888 million to $330 million, primarily resulting from a decrease in refinance activity driven by rising interest rates. The decrease in mortgage originations revenue was also attributable to a 17% decrease in gain on sale margin driven by industry margin compression. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 39% decrease in leads generated from marketing products sold to mortgage professionals driven by higher interest rates, which decreased demand for mortgages.
•IMT segment revenue decreased to $475 million, primarily due to a $16 million, or 5%, decrease in Premier Agent revenue. The decrease in Premier Agent revenue was driven by macro housing market factors including interest rate and home price increases, as well as tight inventory levels. These factors resulted in a decrease in Premier Agent revenue per visit, which decreased by 9% to $0.115 for the three months ended June 30, 2022 from $0.127 for the three months ended June 30, 2021. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs by the number of visits in the period. Other IMT revenue increased primarily as a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021. We expect IMT segment revenue to decrease in absolute dollars in future quarters primarily due to continued macroeconomic pressure on demand driven by home price affordability, which has been impacted by higher home prices and interest rate increases.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Total revenue increased $2.7 billion, or 108%, to $5.3 billion:
•Homes segment revenue increased 185% to $4.2 billion, primarily due to an increase of $2.7 billion, or 187%, in Zillow Offers revenue. Zillow Offers revenue increased to $4.2 billion due to the sale of 10,192 homes at an average selling price of $414.2 thousand per home, as compared to the sale of 4,051 homes at an average selling price of $363.6 thousand per home in the comparable prior year period. The increase in revenue is due to increased acquisition volumes in the second half of 2021 which resulted in higher resale volumes, including accelerated resales, as we wind down Zillow Offers operations.
•IMT segment revenue increased 5% to $965 million, primarily due to a $35 million, or 34%, increase in Other IMT revenue and a $13 million, or 2%, increase in Premier Agent revenue. Other IMT revenue increased primarily as a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021. The increase in Premier Agent revenue was driven by an increase in visits to Zillow Group’s mobile applications and websites of 5% to 5.5 billion for the six months ended June 30, 2022 from 5.3 billion for the six months ended June 30, 2021. However, Premier Agent revenue per visit decreased by 3% to $0.126 for the six months ended June 30, 2022 from $0.130 for the six months ended June 30, 2021 as a result of macro housing market factors including interest rate and home price increases, as well as tight inventory levels. These factors resulted in a decrease in Premier Agent revenue as compared to visits to our mobile applications and websites.
•Mortgages segment revenue decreased 40% to $75 million due to a decline in mortgage originations revenue which drove 81% of the decrease in Mortgages segment revenue, and a decline in our Custom Quote and Connect advertising services revenue accounted for 20% of the decrease in Mortgages segment revenue. The decrease in mortgage originations revenue was primarily due to a 50% decrease in total loan origination volume from $2.1 billion to $1.0 billion, primarily resulting from a decrease in refinance activity. The decrease in mortgage originations revenue was also attributable to a 22% decrease in gain on sale margin driven by industry margin compression. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 27% decrease in leads generated from marketing products sold to mortgage professionals driven by higher interest rates, which decreased the demand for mortgages.

Income (Loss) Before Income Taxes

					% of Revenue
	Three Months Ended June 30,		2021 to 2022		Three Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Income (loss) before income taxes:
Homes segment	$(14)	$(59)	$45	76%	(3)%	(8)%
IMT segment	69	134	(65)	(49)	15	28
Mortgages segment	(38)	(18)	(20)	(111)	(131)	(32)
Corporate items (1)	(3)	(34)	31	91	N/A	N/A
Total income before income taxes	$14	$23	$(9)	(39)%	1%	2%

					% of Revenue
	Six Months Ended June 30,		2021 to 2022		Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Income (loss) before income taxes:
Homes segment	$(82)	$(117)	$35	30%	(2)%	(8)%
IMT segment	177	277	(100)	(36)	18	30
Mortgages segment	(65)	(20)	(45)	(225)	(87)	(16)
Corporate items (1)	(9)	(68)	59	87	N/A	N/A
Total income before income taxes	$21	$72	$(51)	(71)%	—%	3%
(1) Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Adjusted EBITDA

					% of Revenue
	Three Months Ended June 30,		2021 to 2022		Three Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Net income	$8	$10	$(2)	(20)%	1%	1%
Adjusted EBITDA:
Homes segment	$(1)	$(29)	$28	97%	—%	(4)%
IMT segment	186	218	(32)	(15)	39	46
Mortgages segment	(21)	(6)	(15)	(250)	(72)	(11)
Total Adjusted EBITDA	$164	$183	$(19)	(10)%	16%	14%

					% of Revenue
	Six Months Ended June 30,		2021 to 2022		Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Net income	$24	$62	$(38)	(61)%	—%	2%
Adjusted EBITDA:
Homes segment	$22	$(62)	$84	135%	1%	(4)%
IMT segment	395	427	(32)	(7)	41	46
Mortgages segment	(33)	—	(33)	—	(44)	—
Total Adjusted EBITDA	$384	$365	$19	5%	7%	14%

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income on a consolidated basis and income (loss) before income taxes for each segment, for each of the periods presented (in millions, unaudited):

	Three Months Ended June 30, 2022
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$8
Income taxes	N/A	N/A	N/A	N/A	6
Income (loss) before income taxes	$(14)	$69	$(38)	$(3)	$14
Other income	(7)	—	—	(5)	(12)
Depreciation and amortization	4	37	3	—	44
Share-based compensation	8	80	13	—	101
Restructuring costs	1	—	—	—	1
Loss on extinguishment of debt	7	—	—	—	7
Interest expense	—	—	1	8	9
Adjusted EBITDA	$(1)	$186	$(21)	$—	$164

	Three Months Ended June 30, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$10
Income taxes	N/A	N/A	N/A	N/A	13
Income (loss) before income taxes	$(59)	$134	$(18)	$(34)	$23
Other income	—	—	(1)	—	(1)
Depreciation and amortization	5	22	2	—	29
Share-based compensation	20	58	10	—	88
Acquisition-related costs	—	4	—	—	4
Loss on extinguishment of debt	—	—	—	1	1
Interest expense	5	—	1	33	39
Adjusted EBITDA	$(29)	$218	$(6)	$—	$183

	Six Months Ended June 30, 2022
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$24
Income taxes	N/A	N/A	N/A	N/A	(3)
Income (loss) before income taxes	$(82)	$177	$(65)	$(9)	$21
Other income	(13)	—	(1)	(6)	(20)
Depreciation and amortization	9	72	6	—	87
Share-based compensation	20	140	23	—	183
Restructuring costs	31	6	2	—	39
Loss on extinguishment of debt	21	—	—	—	21
Interest expense	36	—	2	15	53
Adjusted EBITDA	$22	$395	$(33)	$—	$384

	Six Months Ended June 30, 2021
	Homes	IMT	Mortgages	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Income and Income (Loss) Before Income Taxes:
Net income (1)	N/A	N/A	N/A	N/A	$62
Income taxes	N/A	N/A	N/A	N/A	10
Income (loss) before income taxes	$(117)	$277	$(20)	$(68)	$72
Other income	—	—	(2)	(1)	(3)
Depreciation and amortization	10	45	3	—	58
Share-based compensation	36	100	16	—	152
Acquisition-related costs	—	5	—	—	5
Loss on extinguishment of debt	—	—	—	2	2
Interest expense	9	—	3	67	79
Adjusted EBITDA	$(62)	$427	$—	$—	$365

(1) We use income (loss) before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments, therefore, net income and income taxes are calculated and presented only on a consolidated basis within our financial statements.

(2) Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended June 30,		2021 to 2022		Three Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Cost of revenue	$566	$772	$(206)	(27)%	56%	59%
Gross profit	443	538	(95)	(18)	44	41
Operating expenses:
Sales and marketing	182	229	(47)	(21)	18	17
Technology and development	119	129	(10)	(8)	12	10
General and administrative	123	114	9	8	12	9
Restructuring costs	1	—	1	N/A	—	—
Acquisition-related costs	—	4	(4)	(100)	—	—
Total operating expenses	425	476	(51)	(11)	42	36
Loss on extinguishment of debt	(7)	(1)	(6)	(600)	(1)	—
Other income	12	1	11	1,100	1	—
Interest expense	(9)	(39)	30	77	(1)	(3)
Income tax expense	(6)	(13)	7	54	(1)	(1)

					% of Total Revenue
	Six Months Ended June 30,		2021 to 2022		Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Cost of revenue	$4,188	$1,483	$2,705	182%	80%	59%
Gross profit	1,078	1,045	33	3	20	41
Operating expenses:
Sales and marketing	489	426	63	15	9	17
Technology and development	233	249	(16)	(6)	4	10
General and administrative	242	215	27	13	5	9
Restructuring costs	39	—	39	N/A	1	—
Acquisition-related costs	—	5	(5)	(100)	—	—
Total operating expenses	1,003	895	108	12	19	35
Loss on extinguishment of debt	(21)	(2)	(19)	(950)	—	—
Other income	20	3	17	567	—	—
Interest expense	(53)	(79)	26	33	(1)	(3)
Income tax benefit (expense)	3	(10)	13	130	—	—

Cost of Revenue
Cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile applications and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile applications and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. For our Homes segment, cost of revenue also consists of the consideration paid to acquire and make certain repairs and updates to each home in our Zillow Offers operations, including associated overhead costs, as well as inventory valuation adjustments. For our IMT and Mortgages segments, cost of revenue also includes credit card fees and ad serving costs paid to third parties. For our Mortgages segment, cost of revenue also consists of direct costs to originate loans, including underwriting and processing costs.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Cost of revenue decreased by $206 million, or 27%, primarily due to a decrease of $230 million in cost of revenue in our Homes segment, partially offset by an increase of $28 million in cost of revenue in our IMT segment.
•The decrease in cost of revenue in our Homes segment was driven primarily by a $192 million decrease in home acquisition costs and a $14 million decrease in home renovation costs due to the decrease in the number of homes sold from 2,086 during the three months ended June 30, 2021 to 1,211 during the three months ended June 30, 2022. We expect Homes segment cost of revenue to decrease for the three months ending September 30, 2022 as we complete our wind down of Zillow Offers operations.
•The increase in cost of revenue in our IMT segment was primarily attributable to a $15 million increase in depreciation and amortization expense, a $7 million increase in data acquisition costs, and a $4 million increase in headcount-related expenses, including share-based compensation expense. We expect IMT segment cost of revenue to increase in absolute dollars in the second half of 2022 due to increased headcount-related spend as we continue to invest in the development of technology to help high-intent movers find and win their homes.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Cost of revenue increased by $2.7 billion, or 182%, primarily due to an increase of $2.7 billion in cost of revenue in our Homes segment. The increase in cost of revenue in our Homes segment was primarily driven by a $2.8 billion increase in home acquisition costs due to an increase in the number of homes sold from 4,051 during the six months ended June 30, 2021 to 10,192 during the six months ended June 30, 2022.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our relatively higher gross margin segments, IMT and Mortgages, and our relatively lower gross margin Homes segment.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Gross profit decreased by $95 million, or 18%, due to decreases in gross profit of $42 million in our Homes segment, $29 million in our IMT segment and $24 million in our Mortgages segment. Total gross margin increased from 41% to 44%.
•The decrease in Homes segment gross profit was primarily driven by a decrease in revenue, discussed above. Gross margin decreased from 9% for the three months ended June 30, 2021 to 5% for the three months ended June 30, 2022, as acquisition costs on homes sold outpaced the revenue generated by the sales.
•The decrease in IMT segment gross profit was primarily driven by an increase in cost of revenue while total IMT segment revenue remained consistent, as described above. Gross margin decreased from 91% for the three months ended June 30, 2021 to 85% for the three months ended June 30, 2022.
•The decrease in Mortgages segment gross profit was primarily driven by a decrease in revenue, discussed above. Gross margin decreased from 63% for the three months ended June 30, 2021 to 41% for the three months ended June 30, 2022.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Gross profit increased by $33 million, or 3%, primarily due to an increase in gross profit of $83 million in our Homes segment, partially offset by decreases of $47 million in our Mortgages segment and $3 million in our IMT segment. Total gross margin decreased from 41% to 20%.
•The increase in Homes segment gross profit was primarily driven by an increase in revenue, discussed above. Gross margin decreased from 9% for the six months ended June 30, 2021 to 5% for the six months ended June 30, 2022, as acquisition costs on homes sold outpaced the revenue generated by the sales.
•The decrease in Mortgages segment gross profit was driven by a decrease in gross margin from 68% for the six months ended June 30, 2021 to 51% for the six months ended June 30, 2022, primarily associated with decreased revenue, discussed above.
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
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Sales and marketing expenses decreased $47 million, or 21%, due to decreases of $44 million in our Homes segment and $9 million in our Mortgages segment, partially offset by an increase of $6 million in our IMT segment.
•The decrease in sales and marketing expenses in the Homes segment was primarily attributable to a $17 million decrease in headcount-related expenses, including share-based compensation expense, a $16 million decrease in home holding and selling costs driven by the decrease in the number of homes sold during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and an $8 million decrease in marketing and advertising costs. Holding costs included in sales and marketing expenses for the Homes segment were not material for the three months ended June 30, 2022 and $5 million for the three months ended June 30, 2021. We expect sales and marketing expenses within the Homes segment to continue to decrease for the three months ending September 30, 2022 due to the wind down of Zillow Offers operations.
•The decrease in sales and marketing expenses in the Mortgages segment was primarily attributable to a $5 million decrease in headcount-related expenses, including share-based compensation expense, and a $4 million decrease in marketing and advertising costs driven by active cost management.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $12 million increase in headcount-related expenses, including share-based compensation expense, partially offset by a $7 million decrease in marketing and advertising costs driven by active cost management. We expect IMT segment sales and marketing expenses to increase in absolute dollars during the three months ending September 30, 2022 due to seasonal advertising and marketing spend, as well as due to increased investment in human capital.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Sales and marketing expenses increased $63 million, or 15%, due to increases of $43 million in our Homes segment and $31 million in our IMT segment, partially offset by an $11 million decrease in our Mortgages segment.
•The increase in sales and marketing expenses in the Homes segment was primarily attributable to a $70 million increase in home holding and selling costs driven by the increase in the number of homes sold during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Sales and marketing expenses in our Homes segment included $7 million and $9 million in holding costs for the six months ended June 30, 2022 and 2021, respectively. The increase in sales and marketing expenses in the Homes segment was partially offset by a $12 million decrease in marketing and advertising costs and an $11 million decrease in headcount-related expenses, including share-based compensation expense.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $24 million increase in headcount-related expenses, including share-based compensation expense, a $6 million increase in trade shows and events, and related travel costs, and a $3 million increase in marketing and advertising costs.
•The decrease in sales and marketing expenses in the Mortgages segment was primarily due to a $9 million decrease in headcount-related expenses, including share-based compensation expense, and a $3 million decrease in marketing and advertising costs.
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
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Technology and development expenses decreased $10 million, or 8%, primarily due to a decrease of $27 million in our Homes segment, partially offset by an increase of $15 million in our IMT segment and an increase of $2 million in our Mortgages segment.
•The decrease in technology and development expenses for the Homes segment was primarily attributable to a $26 million decrease in headcount-related expenses, including share-based compensation expense. We expect technology and development expenses within the Homes segment to continue to decrease for the three months ending September 30, 2022 due to the wind down of Zillow Offers operations.
•The increase in technology and development expenses for the IMT segment was primarily attributable to a $9 million increase in headcount-related expenses, including share-based compensation expense, and a $4 million increase in professional services. We expect technology and development expenses to increase in absolute dollars in the second half of 2022 for our IMT segment due to increased headcount-related spend as we continue to invest in the development of technology to help high-intent movers find and win their homes.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Technology and development expenses decreased $16 million, or 6%, primarily due to a decrease of $48 million in our Homes segment, partially offset by an increase of $28 million in our IMT segment and an increase of $4 million in our Mortgages segment.
•The changes in technology and development expenses for each of our segments was primarily attributable to changes in headcount-related expenses, including share-based compensation expense, of $46 million, $16 million and $4 million for the Homes, IMT and Mortgages segments, respectively. The increase in technology and development expenses for the IMT segment was also driven by an $8 million increase in professional services.

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
Three months ended June 30, 2022 compared to three months ended June 30, 2021
General and administrative expenses increased $9 million, or 8%, due to an increase of $19 million in our IMT segment and an increase of $2 million in our Mortgages segment, partially offset by a decrease of $12 million in our Homes segment.
•The increase in general and administrative expenses for our IMT segment was primarily attributable to an $18 million increase in headcount-related expenses, including share-based compensation expense. We expect general and administrative expenses within the IMT segment to increase in absolute dollars in future quarters due to increased investment in human capital.
•The decrease in general and administrative expenses for our Homes segment was primarily attributable to a $9 million decrease in headcount-related expenses, including share-based compensation expense. We expect general and administrative expenses within the Homes segment to decrease in absolute dollars for the three months ending September 30, 2022 due to the wind down of Zillow Offers operations.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
General and administrative expenses increased $27 million, or 13%, primarily due to an increase of $37 million in our IMT segment and an increase of $3 million in our Mortgages segment, partially offset by a decrease of $13 million in our Homes segment.
•The increase in general and administrative expenses for our IMT segment was primarily attributable to a $31 million increase in headcount-related expenses, including share-based compensation expense, and an increase of $5 million in professional services, partially offset by a $4 million decrease in facility costs driven by active cost management.
•The decrease in general and administrative expenses for our Homes segment was primarily attributable to a $9 million decrease in headcount-related expenses, including share-based compensation expense, and a decrease of $3 million in facility costs.
Restructuring Costs
Restructuring costs for the three and six months ended June 30, 2022 primarily relate to our wind down of Zillow Offers operations and include employee termination costs, contract termination costs and other exit and disposal activities. For the three months ended June 30, 2022, restructuring costs of $1 million primarily related to employee termination costs. For the six months ended June 30, 2022, restructuring costs of $39 million include $34 million for employee termination costs, $4 million of contract termination costs and $1 million related to other exit and disposal activities. For additional information regarding the restructuring, see Note 18 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Loss on Extinguishment of Debt
During the three months ended June 30, 2022, we recorded a $7 million loss on extinguishment of debt due to the repayment of the term loans supporting our securitization transactions. The loss on extinguishment includes prepayment penalties incurred related to these repayments. We recorded a $1 million loss on extinguishment of debt during the three months ended June 30, 2021 associated with conversions of the convertible senior notes maturing in 2023 (“2023 Notes”) and 2024 (“2024 Notes”).
During the six months ended June 30, 2022, we recorded a $21 million loss on extinguishment of debt due to the repayment of outstanding borrowings associated with the Zillow Offers credit facilities and the repayment of the term loans supporting our securitization transactions. We recorded a $2 million loss on extinguishment of debt during the six months ended June 30, 2021 associated with conversions of the 2023 Notes, 2024 Notes and convertible senior notes maturing in 2026 (“2026 Notes”).

For additional information on the loss on extinguishment, see Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income increased $11 million and $17 million during the three and six months ended June 30, 2022, respectively. The increase in other income was primarily due to an increase in other income in the Homes segment driven by the accretion of interest income associated with the beneficial interests in the securitization transactions we entered into in the second half of 2021. We expect no further Homes segment interest income given the pay-down of the securitization transactions during the six months ended June 30, 2022. While our investment mix continues to be low-risk, we expect other income related to our investment portfolio returns to grow modestly in future quarters driven by our expectation of continued rising interest rates.
Interest Expense
Our corporate interest expense consists of interest and deferred issuance costs associated with our convertible senior notes. On January 1, 2022, we adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Upon adoption, we de-recognized the remaining debt discounts on the convertible senior notes and no longer recognize amortization of debt discounts to interest expense. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for stated interest rates and interest payment dates for each of our convertible senior notes.
For our Homes segment, interest expense includes interest on borrowings, funding fees and other fees, including the amortization of deferred issuance costs, on the credit facilities related to Zillow Offers. Borrowings on these credit facilities bore interest at the one-month London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin, and in certain cases were subject to a LIBOR floor, as defined in the credit agreements. During the six months ended June 30, 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities. Interest expense also includes interest on the term loans and variable funding lines associated with our 2021-1 and 2021-2 securitization transactions, including the amortization of the debt discount for the term loans and the amortization of deferred issuance costs for the term loans and variable funding lines. The term loans bore interest at a fixed rate and the variable funding lines bore interest at LIBOR plus an applicable margin. During the six months ended June 30, 2022, we repaid all amounts drawn on the variable funding lines as well as the principal on the term loans. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Homes segment financing.
For our Mortgages segment, interest expense includes interest on the warehouse line of credit and interest on the master repurchase agreements related to our Zillow Home Loans business. As of June 30, 2022, borrowings on the repurchase agreements bear interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined in the governing agreements. As of June 30, 2022, borrowings on the warehouse line of credit bear interest at Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined in the governing agreements.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Interest expense decreased $30 million, or 77%, primarily due to a $25 million decrease in corporate interest expense not attributable to any of our segments and a $5 million decrease in interest expense related to our Homes segment.
•The decrease in corporate interest expense not attributable to any of our segments was primarily due to the adoption of guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, which, as discussed above, eliminated the debt discounts on the convertible senior notes that were previously amortized to interest expense prior to adoption. Additionally, the settlement of conversions and redemptions of the 2023 Notes, 2024 Notes and 2026 Notes during the year ended December 31, 2021 decreased the outstanding principal balances of our convertible senior notes upon which interest was incurred.
•The decrease in Homes segment interest expense was driven by the repayment of our outstanding term loans associated with our securitization transactions during the six months ended June 30, 2022, which eliminated the recognition of debt discount and issuance costs. We expect no further interest expense to be incurred for the Homes segment due to the repayment of all Homes segment debt.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Interest expense decreased $26 million, or 33%, primarily due to a $52 million decrease in corporate interest expense not attributable to any of our segments, partially offset by a $27 million increase in interest expense related to our Homes segment.
•The decrease in corporate interest expense not attributable to any of our segments was due to the same drivers as for the three months ended June 30, 2022, discussed above.
•The increase in Homes segment interest expense was driven by the accelerated recognition of debt discount and issuance costs due to the repayment of our credit facilities and variable funding lines and the repayment of the term loans associated with our securitization transactions during the six months ended June 30, 2022. The increase in interest expense is also due to the increased number of homes financed on our credit facilities and through our securitization transactions, as described above.
Income Taxes
We are subject to income taxes in the United States (federal and state), Canada and Serbia. As of June 30, 2022 and December 31, 2021, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $2.1 billion as of December 31, 2021, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $73 million (tax effected) as of December 31, 2021.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. We recorded income tax expense of $6 million and $13 million, respectively, for the three months ended June 30, 2022 and 2021, primarily related to state income taxes. We recorded an income tax benefit of $3 million for the six months ended June 30, 2022 and income tax expense of $10 million for the six months ended June 30, 2021, primarily related to state income taxes.
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We previously used capital resources for the purchase of homes through Zillow Offers, all of which home purchases closed by January 31, 2022. We generally reinvest available cash flows from operations into our business and to service our debt obligations.
Sources of Liquidity
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents, investments and restricted cash of $3.5 billion and $3.4 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government agency securities, treasury bills, investment grade corporate securities and commercial paper. As of December 31, 2021, cash and cash equivalents balances also included the beneficial interests in our Homes segment securitization transactions, which have been repaid as of June 30, 2022. Restricted cash consists of amounts held in escrow related to funding home purchases in our mortgage origination business. As of December 31, 2021, restricted cash also included amounts funded to the reserve and collection accounts related to our credit facilities and home sales proceeds held in restricted accounts associated with our credit facilities and securitizations, which have been repaid as of June 30, 2022. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of June 30, 2022, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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

The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Six Months Ended June 30,
	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$4,255	$(158)
Net cash provided by (used in) investing activities	(934)	1,295
Net cash provided by (used in) financing activities	(3,976)	938
Cash Flows Provided By (Used In) Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals and brand advertisers, as well as cash received from customers for sales of homes through Zillow Offers and sales of mortgages originated by Zillow Home Loans. Our primary uses of cash from operating activities include marketing and advertising activities, mortgages funded through Zillow Home Loans and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures. Prior to the wind down of Zillow Offers operations, our primary uses of cash from operating activities also included payments for homes purchased through Zillow Offers.
For the six months ended June 30, 2022, net cash provided by operating activities was $4.3 billion. This was driven by net income of $24 million, adjusted by share-based compensation of $193 million, depreciation and amortization of $87 million, amortization of debt discount and debt issuance costs of $24 million, a loss on extinguishment of debt of $21 million, amortization of contract cost assets of $16 million, amortization of right of use assets of $11 million, and an inventory valuation adjustment of $9 million. This was partially offset by $9 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities increased cash provided by operating activities by $3.9 billion. The changes in operating assets and liabilities are primarily related to a $3.9 billion decrease in inventory, an $81 million decrease in accounts receivable, primarily associated with Zillow Offers as we wind down Zillow Offers operations, a $46 million decrease in mortgage loans held for sale, and a $4 million decrease in prepaid expenses and other current assets primarily related to the repayment of the term loans associated with our Zillow Offers securitization transactions. These changes were partially offset by a $69 million decrease in accrued expenses and other current liabilities driven primarily by the wind down of Zillow Offers operations, a $47 million decrease in accrued compensation and benefits, an $8 million increase in contract cost assets, and an $8 million decrease in lease liabilities.
For the six months ended June 30, 2021, net cash used in operating activities was $158 million. This was primarily driven by net income of $62 million, adjusted by share-based compensation of $152 million, depreciation and amortization of $58 million, amortization of debt discount and debt issuance costs of $50 million, amortization of contract cost assets of $20 million, amortization of right of use assets of $13 million, a loss on extinguishment of debt of $2 million and $8 million in other adjustments to reconcile net income to net cash used in operating activities. Changes in operating assets and liabilities offset these adjustments by $523 million. The changes in operating assets and liabilities are primarily related to a $678 million increase in inventory due to home purchases outpacing the sale of homes through Zillow Offers for the six months ended June 30, 2021, a $36 million increase in prepaid expenses and other current assets due to timing of payments and an increase in contract assets driven by increased revenue from Premier Agent Flex pricing model, a $33 million increase in accounts receivable due to an increase in revenue from products and services billed in arrears, a $17 million increase in contract cost assets primarily due to capitalized sales commissions, and a $14 million decrease in lease liabilities. These changes were partially offset by a $160 million decrease in mortgage loans held for sale driven by rising interest rates and the resulting reduction in refinance volume, an $81 million increase in accrued expenses and other liabilities driven by the timing of payments, an $8 million increase in accrued compensation and benefits, a $5 million increase in deferred revenue, and a $2 million increase in accounts payable.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets and cash paid in connection with acquisitions.
For the six months ended June 30, 2022, net cash used in investing activities was $934 million. This was the result of $863 million of net purchases of investments and $71 million of purchases of property and equipment and intangible assets.

For the six months ended June 30, 2021, net cash provided by investing activities was $1.3 billion. This was the result of $1.3 billion of proceeds from the maturity of investments, partially offset by $35 million of purchases of property and equipment and intangible assets.
Cash Flows Provided By (Used in) Financing Activities
Net cash provided by (used in) financing activities has primarily resulted from repurchases of Class A common stock and Class C capital stock, settlement of long term debt including our securitization term loans, net proceeds from equity offerings, the exercise of employee option awards, proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers and repayments of borrowings on the warehouse lines of credit and master repurchase agreements related to Zillow Home Loans.
For the six months ended June 30, 2022, net cash used in financing activities was $4.0 billion, which was primarily related to $2.2 billion of repayments on borrowings of our credit facilities related to Zillow Offers, $1.2 billion for the repayment of the term loans associated with the Zillow Offers securitization transactions, $597 million of cash paid for share repurchases pursuant to our stock repurchase program, and $58 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans. The cash outflows were partially offset by $42 million of proceeds from the exercise of option awards.
For the six months ended June 30, 2021, cash provided by financing activities was $938 million, which was primarily related to the $545 million in proceeds from the sale of 3,164 thousand shares of Class C capital stock under our equity distribution agreement, $463 million of net borrowings on our credit facilities related to Zillow Offers and $76 million of proceeds from the exercise of option awards. These cash inflows were partially offset by $146 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
Capital Resources
We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, infrastructure and continued investments in sales and marketing. To finance these investments and ongoing operations, and in the event that we require additional funding to support strategic business opportunities, we have issued convertible senior notes. As of June 30, 2022, we have outstanding a total of $1.7 billion aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our convertible senior notes as of the periods presented (in millions, except interest rates):

			June 30, 2022	December 31, 2021
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$495	$369
May 15, 2025	565	2.75%	558	443
September 1, 2024	608	0.75%	604	507
Total	$1,672		$1,657	$1,319
Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our convertible senior notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
On February 17, 2021, we entered into an equity distribution agreement with certain sales agents and/or principals (the “Managers”), pursuant to which we may offer and sell from time to time, through the Managers, shares of our Class C capital stock, having an aggregate gross sales price of up to $1.0 billion, in such share amounts as we may specify by notice to the Managers, in accordance with the terms and conditions set forth in the equity distribution agreement. During the six months ended June 30, 2022, we did not sell any shares under the equity distribution agreement. During the six months ended June 30, 2021, we issued and sold 3,164 thousand shares of our Class C capital stock under the equity distribution agreement for total proceeds of $551 million and net proceeds of $545 million, after deducting $6 million of commissions and other offering expenses incurred. For additional information regarding the equity distribution agreement, see Note 13 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On December 2, 2021, Zillow Group’s Board of Directors authorized the repurchase of up to $750 million of our Class A common stock, Class C capital stock or a combination thereof. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1 billion (together the “Repurchase Authorizations”) of our Class A common stock, Class C capital stock or a combination thereof. During the six months ended June 30, 2022, we repurchased 2,577 thousand shares of Class A common stock and 9,718 thousand shares of Class C capital stock at an average price of $49.30 and $48.40 per share, respectively, for an aggregate purchase price of $127 million and $470 million, respectively. As of June 30, 2022, $850 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on our Repurchase Authorizations, see Note 13 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Homes
Zillow Group’s purchase of homes through the Zillow Offers program and sale of homes has had a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We have used credit facilities, and beginning in the third quarter of 2021, asset-backed securitizations, to fund a portion of the purchase price of homes and certain related costs. On November 2, 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations. As a result, home financing will continue to decrease during the three months ending September 30, 2022 and thereafter as we have ceased home buying activities and have repaid all amounts drawn on the Zillow Offers credit facilities and all principal on the securitization term loans as of June 30, 2022.
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

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at June 30, 2022	Outstanding Borrowings at December 31, 2021	Weighted Average Interest Rate
Credit Suisse AG, Cayman Islands	March 17, 2023	$100	$31	$77	3.34%
Citibank, N.A.	June 9, 2023	100	10	17	3.38%
Comerica Bank	June 24, 2023	50	14	19	3.54%
	Total	$250	$55	$113
Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s warehouse line of credit and master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates, as well as the associated coupon interest. As of June 30, 2022, we have an outstanding aggregate principal amount of convertible senior notes of $1.7 billion, none of which is payable within 12 months. Future interest payments associated with the convertible senior notes total $89 million, with $27 million payable within 12 months. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our convertible senior notes.

Homes Segment Credit Facilities - During the first quarter of 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities given the wind down of Zillow Offers operations. We incurred prepayment penalties of $6 million associated with the pay-down of our credit facilities. No additional amounts may be drawn on these facilities.

Homes Segment Securitizations - During the six months ended June 30, 2022, the principal amounts associated with the securitization term loans were repaid given the wind down of Zillow Offers operations. We incurred prepayment penalties of $8 million in connection with the pay-down of our homes segment securitizations, $5 million of which was incurred during the three months ended June 30, 2022. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our securitizations.

Mortgages Segment Credit Facilities - Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreements to finance mortgages originated through Zillow Home Loans. As of June 30, 2022, we have outstanding principal amounts of $55 million. Amounts exclude an immaterial amount of estimated interest payments.

Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. For additional information regarding our operating leases, see Note 12 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Additionally, as of June 30, 2022, we had outstanding letters of credit of approximately $16 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.

Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. Refer to Note 16 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our purchase obligations.

Restructuring Payments - We expect to make future cash payments of approximately $10 million to $12 million related to the wind down of Zillow Offers operations. We expect these additional cash payments to be made during 2022 and to primarily relate to employee termination costs and contract termination costs. For additional information regarding our restructuring costs, see Note 18 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and our decision to wind down Zillow Offers operations, the health of the residential real estate market and the COVID-19 pandemic have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, U.S. government agency securities, treasury bills, investment grade corporate securities and commercial paper. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.
Our short-term investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. For our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
The fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of June 30, 2022 (in millions, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$499	1.375%
May 15, 2025	565	2.75%
September 1, 2024	608	0.75%
	$1,672
For additional details related to our credit facilities, see Note 11 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse line of credit and master repurchase agreements, which can negatively impact our net income. This risk is primarily mitigated through expedited sale of our loans. As of June 30, 2022 and December 31, 2021, we had outstanding $55 million and $113 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreements which bear interest either at a floating rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in SOFR or BSBY, as applicable, would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreements by an immaterial amount as of June 30, 2022 and December 31, 2021.
Inflation Risk
We do not believe that inflation has a material effect on our business, results of operations or financial condition, particularly given we are winding down Zillow Offers operations. However, the United States is experiencing the highest levels of inflation in nearly four decades. If the inflation rate continues to increase, our costs, in particular labor, marketing and hosting costs, may become subject to significant inflationary pressures and we may not be able to fully offset such higher costs through price increases. In addition, uncertain or changing economic and market conditions, including inflation or deflation, may affect demand for our products and services and the housing markets in which we operate. Our inability or failure to quickly respond to inflation could harm our business, results of operations and financial condition.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2022.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended June 30, 2022 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
April 1 - April 30, 2022	—	—	$—	$—	—	$100
May 1 - May 31, 2022	904	4,187	37.71	38.47	5,091	905
June 1 - June 30, 2022	261	1,085	40.41	40.60	1,346	850
Total	1,165	5,272			6,437

(1) On December 2, 2021, the Board of Directors authorized a stock repurchase program granting the authority to repurchase up to $750 million of its Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1 billion (together the “Repurchase Authorizations”) of its Class A common stock, Class C capital stock or a combination thereof. The Repurchase Authorizations do not have an expiration date.

Item 5. Other Information
On August 3, 2022, the Board of Directors of Zillow Group, Inc. (the “Board”) approved adjustments to the exercise price (the “reprice”) of certain outstanding vested and unvested option awards for eligible employees (the “eligible option awards”). The exercise price of eligible option awards will be reduced to the closing market price of our Class C capital stock on August 8, 2022. In addition, the Board approved a supplemental grant of restricted stock units to eligible employees, to be granted on August 8, 2022, that will vest quarterly over a two-year period beginning in August 2022 (the “supplemental RSUs”).
In connection with the approved actions above, eligible option awards will be repriced and the value of supplemental RSUs will be granted to certain named executive officers. Allen W. Parker, our Chief Financial Officer, holds 221,155 eligible option awards and will receive a supplemental RSU having a value of $1,394,156. David A. Beitel, our Chief Technology Officer, holds 221,155 eligible option awards and will receive a supplemental RSU having a value of $1,394,156. Jeremy Wacksman, our Chief Operating Officer, holds 265,385 eligible option awards and will receive a supplemental RSU having a value of $1,580,044. All other named executive officers are excluded from the reprice and will not receive supplemental RSUs.
The principal features of each named executive officer’s eligible option awards will remain the same (including the number of shares, vesting schedule, expiration date and nonqualified stock option status), except the exercise price, which will be repriced. Each eligible option award and supplemental RSU will be subject to the terms and conditions of our 2020 Incentive Plan and applicable grant documents. The Board is excluded from the reprice and will not receive supplemental RSUs.

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

Dated: August 4, 2022	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer