Form 10-Q
period 2022-09-30
ZILLOW GROUP, INC.
filed 2022-11-02
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2022, 58,197,059 shares of Class A common stock, 6,217,447 shares of Class B common stock and 173,312,042 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2022

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
•changes in general economic and financial conditions (including federal monetary policy, interest rates, inflation, home price fluctuations, and housing inventory) that may reduce demand for our products and services, lower our profitability or reduce our access to financing;
•actual or anticipated changes in our rates of growth and innovation relative to those of our competitors;
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
•ability to comply with multiple listing service rules and requirements to access and use listing data, and to maintain or establish relationships with listings and data providers;
•ability to operate and grow our mortgage origination business, including the ability to obtain sufficient financing and resell originated mortgages on the secondary market;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
    ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,973	$2,315
Short-term investments	1,516	514
Accounts receivable, net of allowance for doubtful accounts of $4 and $4, respectively	78	77
Mortgage loans held for sale	49	107
Prepaid expenses and other current assets	153	140
Restricted cash	2	1
Current assets of discontinued operations	—	4,526
Total current assets	3,771	7,680
Contract cost assets	25	35
Property and equipment, net	261	215
Right of use assets	127	130
Goodwill	2,374	2,374
Intangible assets, net	149	176
Other assets	11	3
Noncurrent assets of discontinued operations	—	82
Total assets	$6,718	$10,695
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19	$11
Accrued expenses and other current liabilities	112	89
Accrued compensation and benefits	56	61
Borrowings under credit facilities	45	113
Deferred revenue	50	51
Lease liabilities, current portion	30	24
Current liabilities of discontinued operations	—	3,533
Total current liabilities	312	3,882
Lease liabilities, net of current portion	141	148
Convertible senior notes	1,659	1,319
Other long-term liabilities	11	5
Total liabilities	2,123	5,354
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 58,197,059 and 61,513,634 shares, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 173,279,780 and 182,898,987 shares, respectively	—	—
Additional paid-in capital	6,154	7,001
Accumulated other comprehensive income (loss)	(19)	7
Accumulated deficit	(1,540)	(1,667)
Total shareholders’ equity	4,595	5,341
Total liabilities and shareholders’ equity	$6,718	$10,695
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$483	$550	$1,523	$1,597
Cost of revenue	89	82	278	228
Gross profit	394	468	1,245	1,369
Operating expenses:
Sales and marketing	165	205	502	532
Technology and development	142	101	369	319
General and administrative	138	104	370	303
Restructuring costs	—	—	14	—
Acquisition-related costs	—	3	—	8
Total operating expenses	445	413	1,255	1,162
Income (loss) from continuing operations	(51)	55	(10)	207
Loss on extinguishment of debt	—	(15)	—	(17)
Other income, net	12	2	19	5
Interest expense	(9)	(29)	(26)	(99)
Income (loss) from continuing operations before income taxes	(48)	13	(17)	96
Income tax benefit (expense)	(3)	5	1	—
Net income (loss) from continuing operations	(51)	18	(16)	96
Net loss from discontinued operations, net of income taxes	(2)	(347)	(13)	(363)
Net loss	$(53)	$(329)	$(29)	$(267)
Net income (loss) from continuing operations per share:
Basic	$(0.21)	$0.07	$(0.07)	$0.39
Diluted	$(0.21)	$0.07	$(0.07)	$0.37
Net loss per share:
Basic	$(0.22)	$(1.29)	$(0.12)	$(1.07)
Diluted	$(0.22)	$(1.24)	$(0.12)	$(1.02)
Weighted-average shares outstanding:
Basic	240,080	254,074	244,157	248,564
Diluted	240,080	265,112	244,157	262,043
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(53)	$(329)	$(29)	$(267)
Other comprehensive loss:
Unrealized losses on investments	(6)	—	(26)	—
Total other comprehensive loss	(6)	—	(26)	—
Comprehensive loss	$(59)	$(329)	$(55)	$(267)

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	241,141	$—	$6,167	$(1,487)	$(13)	$4,667
Issuance of common and capital stock upon exercise of stock options	83	—	2	—	—	2
Vesting of restricted stock units	1,467	—	—	—	—	—
Share-based compensation expense	—	—	161	—	—	161
Repurchases of Class A common stock and Class C capital stock	(4,997)	—	(176)	—	—	(176)
Net loss	—	—	—	(53)	—	(53)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at September 30, 2022	237,694	$—	$6,154	$(1,540)	$(19)	$4,595

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2021	248,863	$—	$6,721	$(1,077)	$—	$5,644
Issuance of common and capital stock upon exercise of stock options	533	—	22	—	—	22
Vesting of restricted stock units	712	—	—	—	—	—
Share-based compensation expense	—	—	90	—	—	90
Settlement of convertible senior notes	4,675	—	344	—	—	344
Net loss	—	—	—	(329)	—	(329)
Other comprehensive loss	—	—	—	—	—	—
Balance at September 30, 2021	254,782	$—	$7,177	$(1,406)	$—	$5,771

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	250,630	$—	$7,001	$(1,667)	$7	$5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of common and capital stock upon exercise of stock options	1,078	—	44	—	—	44
Vesting of restricted stock units	3,278	—	—	—	—	—
Share-based compensation expense	—	—	374	—	—	374
Repurchases of Class A common stock and Class C capital stock	(17,292)	—	(773)	—	—	(773)
Net loss	—	—	—	(29)	—	(29)
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance at September 30, 2022	237,694	$—	$6,154	$(1,540)	$(19)	$4,595

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	240,526	$—	$5,881	$(1,139)	$—	$4,742
Issuance of common and capital stock upon exercise of stock options	2,524	—	98	—	—	98
Vesting of restricted stock units	2,305	—	—	—	—	—
Restricted stock units withheld for tax liability	(1)	—	—	—	—	—
Share-based compensation expense	—	—	250	—	—	250
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	3,164	—	545	—	—	545
Settlement of convertible senior notes	6,265	—	403	—	—	403
Net loss	—	—	—	(267)	—	(267)
Balance at September 30, 2021	254,782	$—	$7,177	$(1,406)	$—	$5,771
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(29)	$(267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	121	88
Share-based compensation	341	231
Amortization of right of use assets	17	18
Amortization of contract cost assets	23	32
Amortization of debt discount and debt issuance costs	24	72
Loss on extinguishment of debt	21	17
Inventory valuation adjustment	9	304
Other adjustments to reconcile net loss to cash provided by (used in) operating activities	(9)	10
Changes in operating assets and liabilities:
Accounts receivable	76	(89)
Mortgage loans held for sale	58	110
Inventory	3,904	(3,570)
Prepaid expenses and other assets	(13)	(70)
Contract cost assets	(13)	(22)
Lease liabilities	(15)	(21)
Accounts payable	1	17
Accrued expenses and other current liabilities	(49)	163
Accrued compensation and benefits	(52)	11
Deferred revenue	(1)	4
Other long-term liabilities	6	—
Net cash provided by (used in) operating activities	4,420	(2,962)
Investing activities
Proceeds from maturities of investments	455	1,696
Purchases of investments	(1,474)	(509)
Purchases of property and equipment	(87)	(45)
Purchases of intangible assets	(17)	(24)
Cash paid for acquisition, net	—	(497)
Net cash provided by (used in) investing activities	(1,123)	621
Financing activities
Proceeds from issuance of Class C capital stock, net of issuance costs	—	545
Proceeds from issuance of term loan, net of issuance costs	—	443
Proceeds from borrowings on credit facilities	—	2,639
Repayments of borrowings on credit facilities	(2,205)	(535)
Net repayments on warehouse line of credit and repurchase agreements	(68)	(101)
Repurchases of Class A common stock and Class C capital stock	(773)	—
Settlement of long-term debt	(1,158)	(1)
Proceeds from exercise of stock options	44	98
Net cash provided by (used in) financing activities	(4,160)	3,088
Net increase (decrease) in cash, cash equivalents and restricted cash during period	(863)	747
Cash, cash equivalents and restricted cash at beginning of period	2,838	1,779
Cash, cash equivalents and restricted cash at end of period	$1,975	$2,526
Supplemental disclosures of cash flow information
Cash paid for interest	$42	$58
Cash paid for taxes	5	—
Noncash transactions:
Write-off of fully amortized intangible assets	$200	$55
Write-off of fully depreciated property and equipment	48	38
Capitalized share-based compensation	33	19
Recognition (derecognition) of operating right of use assets and lease liabilities	14	(12)
Property and equipment purchased on account	2	2
Issuance (settlement) of beneficial interests in securitizations	(79)	25
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Zillow Group is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the United States, Zillow and its affiliates offer customers an on-demand experience for selling, buying, renting or financing with transparency and ease.
Our portfolio of consumer brands includes Zillow Premier Agent, Zillow Home Loans, our affiliate lender, Zillow Closing Services, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry which include Mortech, New Home Feed and ShowingTime+, which houses ShowingTime, Bridge Interactive, dotloop and interactive floor plans.
In the fourth quarter of 2021, we began to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the country. The wind down was complete as of September 30, 2022, and we have presented the financial results of Zillow Offers as discontinued operations in our condensed consolidated financial statements for all periods presented. See Note 3 for additional information.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: current and future health and stability of the economy, financial conditions, and housing market, and changes in general economic and financial conditions (including federal monetary policy, interest rates, inflation, home price fluctuations and housing inventory); our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners; the duration and impact of public health crises, like the COVID-19 pandemic (including variants) on our ability to operate, demand for our products or services or general economic conditions; addition or loss of a significant number of customers; our ability to successfully integrate and realize the benefits of our past or future strategic partnerships, acquisitions, business combinations or investments; our ability to manage advertising inventory or pricing; engagement and usage of our products; competition and innovation in our markets; actual or anticipated changes in technology, products, markets or services by us or our competitors; our ability to maintain or establish relationships with listings and data providers; our ability to obtain or maintain licenses and permits to support our current and future businesses; our ability to operate and grow our mortgage origination business, including the ability to obtain sufficient financing and resell originated mortgages on the secondary market; changes in laws or government regulation affecting our business; outcomes of legal proceedings; natural disasters and other catastrophic events; our ability to attract and retain qualified employees and key personnel; protection of customers’ information and other privacy concerns; protection of our brand and intellectual property; and intellectual property infringement and other claims, among other things.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 10, 2022. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date, adjusted for the reclassification of discontinued operations discussed in Note 3.

The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2022 and our results of operations, comprehensive loss, and shareholders’ equity for the three and nine month periods ended September 30, 2022 and 2021, and our cash flows for the nine month periods ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any interim period, or for any other future year. Unless indicated otherwise, the information in the Notes to Condensed Consolidated Financial Statements relates to the Company’s continuing operations and does not include the results of discontinued operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, restructuring costs, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, the presentation of discontinued and continuing operations, business combinations and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the residential housing market, interest rate environment and the COVID-19 pandemic have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Recently Issued Accounting Standards Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued guidance to improve existing measurement and disclosure requirements for equity securities that are subject to a contractual sale restriction. This guidance is effective for interim and annual periods beginning after December 15, 2023 on a prospective basis, with early adoption permitted. We expect to adopt this guidance on January 1, 2024. We have not yet determined the impact the adoption of this guidance will have on our financial position, results of operations and cash flows.
Note 3. Discontinued Operations

Zillow Offers Wind Down
In November 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations, and the financial results of Zillow Offers have historically been reported within our Homes segment. This decision was made in light of home pricing unpredictability, capacity constraints and other operational challenges faced by Zillow Offers that were exacerbated by an unprecedented housing market, a global pandemic and a difficult labor and supply chain environment, all of which led us to conclude that, despite its initial promise in earlier quarters, Zillow Offers was unlikely to be a sufficiently stable line of business to meet our goals going forward.
The wind down of Zillow Offers was complete as of September 30, 2022, at which time Zillow Offers met the criteria for discontinued operations. We have presented the assets and liabilities and results of operations, excluding allocation of any general corporate expenses, of Zillow Offers for all periods presented as discontinued operations in our condensed consolidated financial statements. No assets or liabilities were classified as discontinued operations as of September 30, 2022.

The following table presents the major classes of assets and liabilities of discontinued operations as of December 31, 2021 (in millions):

Assets
Current assets:
Cash and cash equivalents	$296
Accounts receivable, net	78
Inventory	3,913
Prepaid expenses and other current assets	13
Restricted cash	226
Total current assets of discontinued operations	4,526
Intangible assets, net	4
Other assets	78
Total assets of discontinued operations	$4,608
Liabilities
Current liabilities:
Accounts payable	$6
Accrued expenses and other current liabilities	72
Accrued compensation and benefits	47
Borrowings under credit facilities	2,199
Securitization term loans	1,209
Total current liabilities of discontinued operations	$3,533

The following table presents the major classes of line items of the discontinued operations included in the condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$23	$1,187	$4,249	$2,668
Cost of revenue	24	1,414	4,023	2,751
Gross profit (loss)	(1)	(227)	226	(83)
Operating expenses:
Sales and marketing	1	90	153	189
Technology and development	—	10	6	41
General and administrative	—	10	10	26
Restructuring costs	—	—	25	—
Total operating expenses	1	110	194	256
Income (loss) from discontinued operations	(2)	(337)	32	(339)
Loss on extinguishment of debt	—	—	(21)	—
Other income	—	—	13	—
Interest expense	—	(16)	(36)	(25)
Loss from discontinued operations before income taxes	(2)	(353)	(12)	(364)
Income tax benefit (expense)	—	6	(1)	1
Net loss from discontinued operations	$(2)	$(347)	$(13)	$(363)
Net loss from discontinued operations per share:
Basic	$(0.01)	$(1.37)	$(0.05)	$(1.46)
Diluted	$(0.01)	$(1.31)	$(0.05)	$(1.38)

The following table presents significant non-cash items and capital expenditures of the discontinued operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2022	2021
Amortization of debt discount and debt issuance costs	$21	$1
Loss on debt extinguishment	21	—
Share-based compensation	16	27
Inventory valuation adjustment	9	304
Depreciation and amortization	7	7
Capital expenditures	1	6
Issuance (settlement) of beneficial interests in securitizations	(79)	25

Restructuring
There were no restructuring charges attributable to discontinued operations for the three months ended September 30, 2022. The following table presents a summary of restructuring charges attributable to discontinued operations for the periods presented (in millions):

	Line Item of Discontinued Operations	Nine Months Ended September 30, 2022	Cumulative Amount Recognized
Inventory write-down	Cost of revenue	$9	N/A
Other charges:
Employee termination costs	Restructuring costs	$20	$72
Financing-related charges	Interest expense and Loss on debt extinguishment	37	43
Contract termination costs	Restructuring costs	4	14
Accelerated depreciation and amortization	Cost of revenue	14	19
Asset write-offs	Restructuring costs	—	1
Other charges	Restructuring costs	1	1
Total other charges		76	150
Total		$85	$150
Restructuring charges attributable to continued operations relate to employee termination costs within our IMT and Mortgages segments and certain indirect costs of the Homes segment that do not qualify as discontinued operations. These costs were not material for the three months ended September 30, 2022 and totaled $6 million, $2 million and $6 million, respectively, for the nine months ended September 30, 2022. Cumulative restructuring charges attributable to continued operations as of September 30, 2022 totaled $23 million. The remaining liability balance associated with such restructuring charges as of September 30, 2022 is not material.
Note 4. Fair Value Measurements
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
Restricted cash — The carrying value of restricted cash approximates fair value due to the short period of time amounts are held in escrow (Level 1).
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
Interest rate lock commitments — The fair value of interest rate lock commitments (“IRLCs”) is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close. This adjustment is effected through the pull-through rate, which represents the probability that an IRLC will ultimately result in a closed loan. For IRLCs that are cancelled or expire, any recorded gain or loss is reversed at the end of the commitment period (Level 3).

The following table presents the range and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	September 30, 2022	December 31, 2021
Range	46% - 100%	42% - 100%
Weighted-average	87%	85%
Warrant — In July 2022, we entered into a warrant agreement in conjunction with a commercial agreement with a publicly traded company that vests, subject to meeting certain conditions, over a period of five years. The warrant is accounted for as a derivative instrument recorded at fair value with gains and losses recognized in other income, net in our condensed consolidated statements of operations. The warrant is recorded within other assets in our condensed consolidated balance sheet as of September 30, 2022. The fair value measurement is adjusted for the estimated amount of tranches that will not vest. For the three and nine months ended September 30, 2022, we recorded a loss of $4 million in our condensed consolidated statements of operations related to the change in fair value of the warrant (Level 3).
The following tables present the balances of assets (liabilities) measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in millions):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,820	$1,820	$—	$—
Short-term investments:
U.S. government agency securities	1,353	—	1,353	—
Corporate bonds	118	—	118	—
Treasury bills	45	—	45	—
Warrant	4	—	—	4
Mortgage origination-related:
Mortgage loans held for sale	49	—	49	—
IRLCs	(1)	—	—	(1)
Forward contracts - other current assets	3	—	3	—
Total	$3,391	$1,820	$1,568	$3

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,132	$2,132	$—	$—
Short-term investments:
U.S. government agency securities	471	—	471	—
Corporate bonds	33	—	33	—
Commercial paper	10	—	10	—
Mortgage origination-related:
Mortgage loans held for sale	107	—	107	—
IRLCs	5	—	—	5
Total	$2,758	$2,132	$621	$5

The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of the period	$2	$6	$5	$12
Issuances	2	23	12	58
Transfers	(4)	(23)	(15)	(64)
Fair value changes recognized in earnings	(1)	1	(3)	1
Balance, end of period	$(1)	$7	$(1)	$7
At September 30, 2022, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $79 million and $131 million for our IRLCs and forward contracts, respectively. At December 31, 2021, the notional amounts of the hedging instruments related to our mortgage loans held for sale were $305 million and $388 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our derivative positions.
See Note 11 for the carrying amounts and estimated fair values of our convertible senior notes.
Note 5. Cash and Cash Equivalents, Investments and Restricted Cash
The following tables present the amortized cost, gross unrealized gains and losses and estimated fair market value of our cash and cash equivalents, investments, and restricted cash as of the dates presented (in millions):

	September 30, 2022
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$153	$—	$153
Cash equivalents:
Money market funds	1,820	—	1,820
Short-term investments:
U. S. government agency securities	1,371	(18)	1,353
Corporate bonds	119	(1)	118
Treasury bills	45	—	45
Restricted cash	2	—	2
Total	$3,510	$(19)	$3,491

	December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Market Value
Cash	$183	$—	$183
Cash equivalents:
Money market funds	2,132	—	2,132
Short-term investments:
U.S. government agency securities	473	(2)	471
Corporate bonds	33	—	33
Commercial paper	10	—	10
Restricted cash	1	—	1
Total	$2,832	$(2)	$2,830

The following table presents available-for-sale investments by contractual maturity date as of September 30, 2022 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,096	$1,083
Due after one year	439	433
Total	$1,535	$1,516
Note 6. Contract Balances
Contract assets were $80 million and $78 million as of September 30, 2022 and December 31, 2021, respectively. Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. Contract assets are primarily related to our Premier Agent Flex, Zillow Lease Connect and StreetEasy Experts offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and StreetEasy Experts, and qualified leases to be secured for Zillow Lease Connect. We recognize revenue when we satisfy our performance obligations under the corresponding contracts. StreetEasy Experts is our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance referral fee only when a real estate purchase transaction is closed with one of the leads. Under the StreetEasy Experts pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We record a corresponding contract asset for the estimate of variable consideration for StreetEasy Experts when the right to the consideration is conditional. When the right to consideration becomes unconditional, we reclassify amounts to accounts receivable. Contract assets are recorded within prepaid expenses and other current assets in our condensed consolidated balance sheets.
For the three months ended September 30, 2022 and 2021, we recognized revenue of $50 million and $51 million, respectively, that was included in the deferred revenue balance at the beginning of the related period. For the nine months ended September 30, 2022 and 2021, we recognized revenue of $51 million and $48 million, respectively, that was included in the deferred revenue balance at the beginning of the related period.
Note 7. Contract Cost Assets
As of September 30, 2022 and December 31, 2021, we had $25 million and $35 million, respectively, of contract cost assets. For the three and nine months ended September 30, 2022 and 2021, we did not incur any material impairment losses to our contract cost assets.
We recorded amortization expense related to contract cost assets of $7 million and $12 million for the three months ended September 30, 2022 and 2021, respectively, and $23 million and $32 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 8. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	September 30, 2022	December 31, 2021
Website development costs	$256	$175
Leasehold improvements	90	107
Office equipment, furniture and fixtures	26	26
Computer equipment	19	19
Construction-in-progress	8	7
Property and equipment	399	334
Less: accumulated amortization and depreciation	(138)	(119)
Property and equipment, net	$261	$215
We recorded depreciation expense related to property and equipment (other than website development costs) of $6 million and $8 million for the three months ended September 30, 2022 and 2021, respectively, and $19 million and $20 million for the nine months ended September 30, 2022 and 2021, respectively.
We capitalized $37 million and $27 million in website development costs for the three months ended September 30, 2022 and 2021, respectively, and $104 million and $51 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense for website development costs included in cost of revenue was $17 million and $8 million for the three months ended September 30, 2022 and 2021, respectively, and $48 million and $24 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Note 10. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	September 30, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$55	$(8)	$47
Developed technology	50	(14)	36
Software	46	(13)	33
Trade names and trademarks	45	(13)	32
Purchased content	7	(6)	1
Total	$203	$(54)	$149

	December 31, 2021
	Cost	Accumulated Amortization	Net
Customer relationships	$139	$(84)	$55
Developed technology	133	(86)	47
Trade names and trademarks	45	(9)	36
Software	53	(18)	35
Intangibles-in-progress	2	—	2
Purchased content	4	(3)	1
Total	$376	$(200)	$176
Amortization expense recorded for intangible assets for the three months ended September 30, 2022 and 2021 was $11 million and $12 million, respectively, and $47 million and $37 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the three or nine months ended September 30, 2022 and 2021.
Note 11. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	September 30, 2022	December 31, 2021
Mortgages segment
Repurchase agreements:
Credit Suisse AG, Cayman Islands	$22	$77
Citibank, N.A.	2	17
Warehouse line of credit:
Comerica Bank	21	19
Total Mortgages segment debt	45	113
Convertible senior notes:
1.375% convertible senior notes due 2026	495	369
2.75% convertible senior notes due 2025	559	443
0.75% convertible senior notes due 2024	605	507
Total convertible senior notes	1,659	1,319
Total debt	$1,704	$1,432

Mortgages Segment
To provide capital for Zillow Home Loans, we utilize master repurchase agreements and a warehouse line of credit. The following table summarizes certain details related to our repurchase agreements and warehouse line of credit (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Credit Suisse AG, Cayman Islands	March 17, 2023	$100	4.73%
Citibank, N.A.	June 9, 2023	100	4.89%
Comerica Bank	June 24, 2023	50	4.95%
	Total	$250
In accordance with the master repurchase agreements, Credit Suisse and Citibank (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of September 30, 2022 and December 31, 2021, $26 million and $87 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the repurchase agreements and warehouse line of credit bear interest either at a floating rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined by the governing agreements. The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2022, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
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
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

					September 30, 2022		December 31, 2021
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$4	$484	$130	$781
May 15, 2025	565	2.75%	3.20%	May 15; November 15	6	522	122	725
September 1, 2024	608	0.75%	1.02%	March 1; September 1	3	608	101	945
Total	$1,672				$13	$1,614	$353	$2,451

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$2	$—	$2	$2	$5	$—	$7
May 15, 2025	4	1	5	4	7	—	11
September 1, 2024	1	1	2	1	8	1	10
July 1, 2023	—	—	—	—	—	—	—
Total	$7	$2	$9	$7	$20	$1	$28

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$5	$—	$5	$5	$16	$—	$21
May 15, 2025	12	2	14	12	21	1	34
September 1, 2024	4	1	5	3	23	2	28
July 1, 2023	—	—	—	3	8	1	12
Total	$21	$3	$24	$23	$68	$4	$95
The convertible notes are senior unsecured obligations. The convertible senior notes maturing in 2026 (“2026 Notes”), 2025 (“2025 Notes”) and 2024 (“2024 Notes”) (together, the “Notes”) are classified as long-term debt in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.
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

There were no conversions of convertible senior notes during the three and nine months ended September 30, 2022. The following table summarizes the activity for our convertible senior notes maturing in 2023 (“2023 Notes”) for the three months ended September 30, 2021 (in millions, except share data which are presented in thousands):

Aggregate principal amount settled	$368
Cash paid	$1
Shares of Class C capital stock issued	4,675
Total fair value of consideration transferred (1)	$562
Loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$343
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	328
Loss on extinguishment of debt	$15
Consideration allocated to the equity component	$219
The following table summarizes the activity for our 2023 Notes, 2024 Notes and 2026 Notes for the nine months ended September 30, 2021 (in millions, except share data which are presented in thousands):

	2023 Notes	2024 Notes	2026 Notes	Total
Aggregate principal amount settled	$374	$65	$1	$440
Cash paid	$1	$—	$—	$1
Shares of Class C capital stock issued	4,752	1,485	28	6,265
Total fair value of consideration transferred (1)	$572	$200	$4	$776
Loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$349	$53	$1	$403
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	334	51	1	386
Loss on extinguishment of debt	$15	$2	$—	$17
Consideration allocated to the equity component	$223	$147	$3	$373

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
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2022. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders from October 1 through December 31, 2022.
For additional details related to our convertible senior notes, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Convertible Senior Notes Repurchase Authorization
On December 2, 2021, Zillow Group’s Board of Directors authorized the repurchase of up to $750 million of our Class A common stock, Class C capital stock or a combination thereof. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1.0 billion (together the “Repurchase Authorizations”) of our Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, Zillow Group’s Board of Directors further expanded the Repurchase Authorizations to allow for the repurchase of a portion of our outstanding Notes. Repurchases of outstanding Notes may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, market price of the Notes, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of September 30, 2022, $674 million remained available for future repurchases pursuant to the Repurchase Authorizations. For additional details related to the Repurchase Authorizations, see Note 13 under the subsection titled “Stock Repurchase Authorizations”.
Note 12. Income Taxes
We are subject to income taxes in the United States (federal and state), Canada and Serbia. As of September 30, 2022 and December 31, 2021, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $2.1 billion as of December 31, 2021, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $73 million (tax effected) as of December 31, 2021.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. We recorded income tax expense of $3 million for the three months ended September 30, 2022 primarily driven by state taxes, and an income tax benefit of $5 million for the three months ended September 30, 2021 primarily driven by state taxes and the decrease in the valuation allowance associated with our September 2021 acquisition of ShowingTime.
Note 13. Shareholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of September 30, 2022 or December 31, 2021.
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
There were no shares issued under the equity distribution agreement during the three and nine months ended September 30, 2022.
The following table summarizes the activity pursuant to the equity distribution agreement for the nine months ended September 30, 2021 (in millions, except share data which are presented in thousands, and per share amounts):

Shares of Class C capital stock issued	3,164
Weighted-average issuance price per share	$174.05
Gross proceeds (1)	$551
(1) Net proceeds were $545 million after deducting $6 million of commissions and other offering expenses incurred.

Stock Repurchase Authorizations
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of September 30, 2022, $674 million remained available for future repurchases pursuant to the Repurchase Authorizations.
The following table summarizes, on a settlement date basis, our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	772	4,225	3,349	13,943
Weighted-average price per share	$35.52	$35.18	$46.13	$44.40
Total purchase price	$27	$149	$154	$619

Note 14. Share-Based Awards
During the first quarter of 2022, in connection with the 2021 annual review cycle, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved option and restricted stock unit awards under the Zillow Group, Inc. 2020 Incentive Plan (the “2020 Plan”), a portion of which vest quarterly over four years, and a portion of which vest quarterly over a one year period beginning in May 2022. On August 3, 2022, upon recommendation of the Compensation Committee, the Board of Directors approved a supplemental grant of restricted stock units to eligible employees. The supplemental restricted stock units were granted on August 8, 2022 and vest quarterly over a two-year period beginning in August 2022. The exercisability and settlement terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan.
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
Option Award Repricing
On August 3, 2022, upon recommendation of the Compensation Committee, the Board of Directors approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees. The exercise price of eligible option awards was reduced to $38.78, which was the closing market price of our Class C capital stock on August 8, 2022. No other changes were made to the terms and conditions of the eligible option awards.
We have accounted for the reprice of the eligible option awards as an equity modification whereby the incremental fair value attributable to the repriced option awards, as measured on the date of reprice, will be recognized as additional share-based compensation expense. The reprice impacted 7 million stock option awards, affected 3,348 employees and is expected to result in incremental share-based compensation expense of $66 million in total, of which $29 million was recognized during the three months ended September 30, 2022, including amounts associated with vested awards. The remaining expense will be recognized over the remaining requisite service period of the original awards.
Option Awards
The following table summarizes all option award activity for the nine months ended September 30, 2022:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	25,746	$72.86	7.48	$354
Granted	6,792	46.47
Exercised	(1,078)	40.59
Forfeited or cancelled	(3,061)	88.70
Outstanding at September 30, 2022	28,399	45.25	7.31	8
Vested and exercisable at September 30, 2022	15,398	44.74	6.10	8

The fair value of all option awards granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, assuming no dividends and with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	61%	55%	55% - 61%	52% - 56%
Risk-free interest rate	3.38%	0.76%	1.94% - 3.38%	0.57% - 0.90%
Weighted-average expected life	5.00 years	4.75 years	4.50 - 6.00 years	4.50 - 5.75 years
Weighted-average fair value of options granted	$18.06	$45.40	$23.75	$58.96
The weighted-average total fair value of options repriced was $67.58. As of September 30, 2022, there was a total of $463 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for all restricted stock units for the nine months ended September 30, 2022:

	Restricted Stock Units (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2022	6,074	$66.51
Granted	10,664	42.71
Vested	(3,278)	53.87
Forfeited	(2,193)	60.45
Unvested outstanding at September 30, 2022	11,267	48.85
As of September 30, 2022, there was a total of $510 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$5	$2	$12	$7
Sales and marketing	21	11	46	31
Technology and development	57	25	123	78
General and administrative	64	32	142	88
Restructuring costs	—	—	2	—
Share-based compensation - continuing operations	147	70	325	204
Share-based compensation - discontinued operations	1	9	16	27
Total share-based compensation	$148	$79	$341	$231

Note 15. Net Loss Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net loss and net income (loss) from continuing operations per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator for basic calculation	240,080	254,074	244,157	248,564
Effect of dilutive securities:
Option awards	—	8,874	—	10,581
Unvested restricted stock units	—	2,164	—	2,898
Denominator for dilutive calculation	240,080	265,112	244,157	262,043
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss and net income (loss) from continuing operations per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average Class A common stock and Class C capital stock option awards outstanding	2,417	209	15,942	992
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	9,670	1,253	8,326	850
Class C capital stock issuable upon conversion of the convertible notes maturing in 2023, 2024, 2025 and 2026	33,855	33,927	33,855	38,316
Total Class A common stock and Class C capital stock equivalents	45,942	35,389	58,123	40,158
Note 16. Commitments and Contingencies
Interest Rate Lock Commitments
We have entered into IRLCs with prospective borrowers under our mortgage origination business whereby we commit to lend a certain loan amount under specific terms and at a specific interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. For additional information regarding our IRLCs, see Note 4 to our condensed consolidated financial statements.
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
Escrow Balances
In conducting our title and escrow operations through Zillow Closing Services, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets. These balances were not material as of September 30, 2022 and $55 million as of December 31, 2021, and pertain to discontinued operations.
Letters of Credit
As of September 30, 2022, we have outstanding letters of credit of approximately $16 million which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $13 million and $12 million, respectively, as of September 30, 2022 and December 31, 2021.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of September 30, 2022 or December 31, 2021.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied. On October 11, 2019, plaintiffs filed a motion for class certification which was granted by the court on October 28, 2020. On February 17, 2021, the Ninth Circuit Court of Appeals denied our petition for review of that decision. On October 21, 2022, the parties jointly filed a notice of settlement with the U.S. District Court for the Western District of Washington to inform the court that the parties have reached an agreement in principle to settle this action. The proposed settlement is subject to the negotiation and execution of a settlement agreement and court approval thereof. The full amount of the settlement payment is expected to be paid by the Company’s insurance carriers under its insurance policy.

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
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the court seeking a stay of this action, which was granted by the court on November 1, 2022. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.

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
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the U.S. District Court for the Western District of Washington and were consolidated on February 16, 2022. On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. We moved to dismiss the amended consolidated complaint on July 11, 2022, plaintiffs filed their opposition to the motion to dismiss on September 2, 2022, and we filed a reply in support of the motion to dismiss on October 11, 2022. We intend to deny the allegations of wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit. We do not believe that a loss related to this consolidated lawsuit is probable.
On March 10, 2022, May 5, 2022 and July 20, 2022 shareholder derivative suits were filed in the U.S. District Court for the Western District of Washington and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On June 1, 2022 and September 14, 2022, the U.S. District Court for the Western District of Washington issued orders consolidating the three federal derivative suits and staying the consolidated action until further order of the court. On September 15, 2022, the Superior Court of the State of Washington entered a temporary stay in the state derivative suit. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We do not believe that a loss related to these lawsuits is probable.
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

Note 17. Segment Information and Revenue
We have three operating and reportable segments, which have been identified based on the way in which our chief operating decision-maker manages our business, makes operating decisions and evaluates operating performance. The chief executive officer acts as the chief operating decision-maker and reviews financial and operational information for the Internet, Media & Technology (“IMT”), Mortgages and Homes segments.
The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, as well as display, StreetEasy, ShowingTime+, which houses ShowingTime, Bridge Interactive, dotloop and interactive floor plans, and other advertising and business software solutions. In the first quarter of 2022, we began reporting rentals revenue as a separate revenue category within the IMT segment and prior period amounts have been recast to conform to this presentation. In the fourth quarter of 2021, we began to include the financial results of ShowingTime in the IMT segment. The Mortgages segment primarily includes the financial results for mortgage originations and the sale of mortgages on the secondary market through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals. The Homes segment includes the financial results from title and escrow services performed by Zillow Closing Services and certain indirect costs of the Homes segment which do not qualify as discontinued operations. As discussed in Note 3, as of September 30, 2022, the wind down of Zillow Offers was complete and we have presented the financial results of Zillow Offers as discontinued operations in our condensed consolidated financial statements, and prior period amounts have been recast to conform to this presentation.
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
The chief executive officer reviews information about our revenue categories as well as statement of operations data inclusive of income (loss) from continuing operations before income taxes by segment. This information is included in the following tables for the periods presented (in millions):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	IMT	Mortgages	Homes	IMT	Mortgages	Homes
Revenue:
Premier Agent	$312	$—	$—	$359	$—	$—
Rentals	74	—	—	67	—	—
Other	71	—	—	54	—	—
Mortgages	—	26	—	—	70	—
Total revenue	457	26	—	480	70	—
Cost of revenue (1)	67	17	5	51	22	9
Gross profit	390	9	(5)	429	48	(9)
Operating expenses (1):
Sales and marketing	145	20	—	159	29	17
Technology and development	126	16	—	75	7	19
General and administrative	110	25	3	62	18	24
Acquisition-related costs	—	—	—	3	—	—
Total operating expenses	381	61	3	299	54	60
Income (loss) from continuing operations	9	(52)	(8)	130	(6)	(69)
Segment other income (expense)	(4)	1	—	—	1	—
Segment interest expense	—	—	—	—	(1)	—
Income (loss) from continuing operations before income taxes (2)	$5	$(51)	$(8)	$130	$(6)	$(69)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	IMT	Mortgages	Homes	IMT	Mortgages	Homes
Revenue:
Premier Agent	$1,008	$—	$—	$1,042	$—	$—
Rentals	206	—	—	204	—	—
Other	208	—	—	156	—	—
Mortgages	—	101	—	—	195	—
Total revenue	1,422	101	—	1,402	195	—
Cost of revenue (1)	203	54	21	141	62	25
Gross profit	1,219	47	(21)	1,261	133	(25)
Operating expenses (1):
Sales and marketing	430	61	11	413	81	38
Technology and development	323	37	9	244	24	51
General and administrative	274	63	33	189	53	61
Restructuring costs	6	2	6	—	—	—
Acquisition-related costs	—	—	—	8	—	—
Total operating expenses	1,033	163	59	854	158	150
Income (loss) from continuing operations	186	(116)	(80)	407	(25)	(175)
Segment other income (expense)	(4)	2	—	—	3	—
Segment interest expense	—	(2)	—	—	(4)	—
Income (loss) from continuing operations before income taxes (2)	$182	$(116)	$(80)	$407	$(26)	$(175)
(1) The following tables present depreciation and amortization expense and share-based compensation expense for each of our segments for the periods presented (in millions):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	IMT	Mortgages	Homes	IMT	Mortgages	Homes
Depreciation and amortization expense	$32	$2	$—	$23	$2	$3
Share-based compensation expense	$123	$23	$1	$50	$9	$11

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	IMT	Mortgages	Homes	IMT	Mortgages	Homes
Depreciation and amortization expense	$104	$8	$2	$68	$5	$8
Share-based compensation expense	$263	$46	$14	$150	$25	$29

(2) The following table presents the reconciliation of total segment income (loss) from continuing operations before income taxes to consolidated income (loss) from continuing operations before income taxes for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment income (loss) from continuing operations before income taxes	$(54)	$55	$(14)	$206
Corporate interest expense	(9)	(28)	(24)	(95)
Corporate other income	15	1	21	2
Loss on extinguishment of debt	—	(15)	—	(17)
Consolidated income (loss) from continuing operations before income taxes	$(48)	$13	$(17)	$96
Certain corporate items are not directly attributable to any of our segments, including loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

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
Overview of our Business
Zillow Group is reimagining real estate to make it easier to unlock life’s next chapter. As the most visited real estate website in the United States, Zillow and its affiliates offer customers an on-demand experience for selling, buying, renting or financing with transparency and ease.
Our portfolio of consumer brands includes Zillow Premier Agent, Zillow Home Loans, our affiliate lender, Zillow Closing Services, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry which include Mortech, New Home Feed and ShowingTime+, which houses ShowingTime, Bridge Interactive, dotloop and interactive floor plans.
Discontinued Operations
In the fourth quarter of 2021, the Board of Directors (the “Board”) of Zillow Group made the determination to wind down Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the United States. The wind down was complete as of September 30, 2022 and has resulted in approximately a 25% reduction of Zillow Group’s workforce. The financial results of Zillow Offers have been presented in the accompanying condensed consolidated financial statements as discontinued operations and, therefore, are excluded from the following discussion of the results of our continuing operations. Given the wind down of Zillow Offers and corresponding shift in our strategic plans, financial performance for prior and current periods may not be indicative of future performance. For additional information, see Note 3 in our Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
August 2022 Equity Award Actions
On August 3, 2022, upon the recommendation of the Compensation Committee of the Board, the full Board approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees. The exercise price of eligible option awards was reduced to $38.78, which was the closing market price of our Class C capital stock on August 8, 2022. No other changes were made to the terms and conditions of the eligible option awards. In addition, the Board approved a supplemental grant of restricted stock units to eligible employees that was granted on August 8, 2022 and vests quarterly over a two-year period beginning in August 2022. The repricing of eligible option awards and the issuance of supplemental restricted stock units (collectively the “August 2022 Equity Award Actions”) is expected to result in total incremental share-based compensation expense of approximately $189 million, $56 million of which was recognized during the three months ended September 30, 2022. The remaining expense will be recognized over the remaining requisite service period, which is largely over the next two years. For additional information, see Note 14 in our Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Reportable Segments and Revenue Overview
Zillow Group has three reportable segments: the Internet, Media & Technology (“IMT”) segment, the Mortgages segment and the Homes segment. The IMT segment includes the financial results for the Premier Agent, rentals and new construction marketplaces, as well as display, StreetEasy, ShowingTime+, which houses ShowingTime, Bridge Interactive, dotloop and interactive floor plans, and other advertising and business software solutions. In the fourth quarter of 2021, we began to include the financial results of ShowingTime in the IMT segment. For additional information regarding the September 2021 acquisition of ShowingTime, see Note 9 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Mortgages segment primarily includes financial results for mortgage originations through Zillow Home Loans and advertising sold to mortgage lenders and other mortgage professionals. The Homes segment includes the financial results from title and escrow services performed by Zillow Closing Services and certain indirect costs of the Homes segment which do not qualify as discontinued operations.

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
Other IMT revenue includes revenue generated by new construction and display advertising, as well as revenue from the sale of various other advertising and business technology solutions for real estate professionals, including StreetEasy and ShowingTime+, which houses ShowingTime, Bridge Interactive, dotloop and interactive floor plans. New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. Display revenue consists of graphical mobile and web advertising sold on a cost per impression or cost per click basis to advertisers promoting their brands on our mobile applications and websites. StreetEasy revenue includes advertising services sold to real estate professionals serving the New York City market primarily on a cost per listing or performance fee basis. ShowingTime revenue is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. Appointment Center revenue is primarily billed in advance on a monthly basis.
In our Mortgages segment, we primarily generate revenue through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
Homes segment revenue relates to revenue associated with title and escrow services provided through Zillow Closing Services and was not material for the periods presented.
As of September 30, 2022, we had 5,830 full-time employees compared to 8,005 full-time employees as of December 31, 2021. The reduction in the number of employees was primarily related to the wind down of Zillow Offers operations.
Financial Overview
For the three months ended September 30, 2022 and 2021, we generated total revenue of $483 million and $550 million, respectively, representing a year-over-year decrease of 12%. The decrease in total revenue was primarily attributable to the following:
•Premier Agent revenue decreased by $47 million to $312 million for the three months ended September 30, 2022 compared to $359 million for the three months ended September 30, 2021. The decrease in Premier Agent revenue was primarily due to macro housing market factors including interest rate and home price increases and volatility, as well as tight inventory levels. These factors resulted in a 16% decrease in Premier Agent revenue per visit.
•Mortgages segment revenue decreased by $44 million to $26 million for the three months ended September 30, 2022 compared to $70 million for the three months ended September 30, 2021, driven by a decrease in revenue generated by Zillow Home Loans, as total loan origination volume decreased 76% primarily resulting from a decrease in demand for mortgages attributable to the rising and volatile interest rate environment. The decrease in Mortgages segment revenue was also impacted by a decrease in revenue from Custom Quote and Connect advertising services.

•The decreases noted above were partially offset by a $17 million increase in Other IMT revenue to $71 million for the three months ended September 30, 2022 compared to $54 million for the three months ended September 30, 2021. The increase in Other IMT revenue was primarily a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021.
During the three months ended September 30, 2022 and 2021, we generated total gross profit of $394 million and $468 million, respectively, representing a year-over-year decrease of 16%, due to the combined factors discussed below.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors, including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations, inflationary conditions and high rental occupancy rates may have a negative impact on the number of transactions that consumers complete using our products and services and on demand for our advertising services. The extent to which these factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
COVID-19 Impact
The effect and extent of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict. While we have seen recovery in our business and the businesses of our customers and real estate partners from the initial economic effects of the pandemic, the duration and impact of the COVID-19 pandemic (including variants) may continue to affect our financial results. The extent to which COVID-19 (including any variants) continues to impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions):

	Three Months Ended September 30,		2021 to 2022 % Change
	2022	2021
Visits	2,767	2,662	4%

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
Due to third-party technological limitations, user software settings or user behavior, Google Analytics may assign a unique cookie to different instances of access by the same individual to our mobile applications and websites. In such instances, Google Analytics would count different instances of access by the same individual as separate unique users. Accordingly, reliance on the number of unique users counted by Google Analytics may overstate the actual number of unique users who access our mobile applications and websites during the period.
The following table presents our average monthly unique users for the periods presented (in millions):

	Three Months Ended September 30,		2021 to 2022 % Change
	2022	2021
Average monthly unique users	236	227	4%
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions):

	Three Months Ended September 30,		2021 to 2022 % Change
	2022	2021
Purchase loan origination volume	$240	$359	(33)%
Refinance loan origination volume	31	754	(96)%
Total loan origination volume	$271	$1,113	(76)%
During the three months ended September 30, 2022, total loan origination volume decreased 76% compared to the three months ended September 30, 2021, driven primarily by higher interest rates which decreased demand for mortgages.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and the COVID-19 pandemic, financial performance for current and prior periods may not be indicative of future performance.

Revenue

					% of Total Revenue
	Three Months Ended September 30,		2021 to 2022		Three Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Revenue:
IMT segment:
Premier Agent	$312	$359	$(47)	(13)%	65%	65%
Rentals	74	67	7	10	15	12
Other	71	54	17	31	15	10
Total IMT segment revenue	457	480	(23)	(5)	95	87
Mortgages segment	26	70	(44)	(63)	5	13
Total revenue	$483	$550	$(67)	(12)%	100%	100%

					% of Total Revenue
	Nine Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Revenue:
IMT segment:
Premier Agent	$1,008	$1,042	$(34)	(3)%	66%	65%
Rentals	206	204	2	1	14	13
Other	208	156	52	33	14	10
Total IMT segment revenue	1,422	1,402	20	1	93	88
Mortgages segment	101	195	(94)	(48)	7	12
Total revenue	$1,523	$1,597	$(74)	(5)%	100%	100%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Total revenue decreased $67 million, or 12%, to $483 million:
•IMT segment revenue decreased to $457 million, primarily due to a $47 million, or 13%, decrease in Premier Agent revenue, partially offset by a $17 million, or 31%, increase in Other IMT revenue. The decrease in Premier Agent revenue was driven by macro housing market factors including interest rate and home price increases and volatility, as well as tight inventory levels. These factors resulted in a decrease in Premier Agent revenue per visit, which decreased by 16% to $0.113 for the three months ended September 30, 2022 from $0.135 for the three months ended September 30, 2021. We calculate Premier Agent revenue per visit by dividing the revenue generated by our Premier Agent and Premier Broker programs by the number of visits in the period. Other IMT revenue increased primarily as a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021. We expect IMT segment revenue to decrease in absolute dollars during the three months ending December 31, 2022 primarily due to continued macroeconomic pressure on demand driven by home price affordability, which has been impacted by higher home prices and interest rate increases.

•Mortgages segment revenue decreased 63% to $26 million due to a decline in mortgage originations revenue which drove 73% of the decrease in Mortgages segment revenue, and a decline in our Custom Quote and Connect advertising services revenue which drove 27% of the decrease in Mortgages segment revenue. The decrease in mortgage originations revenue was primarily due to a 76% decrease in total loan origination volume from $1.1 billion to $271 million, primarily resulting from a decrease in demand for mortgages attributable to the rising and volatile interest rate environment. The decrease in mortgage originations revenue was also attributable to a 38% decrease in gain on sale margin driven by industry margin compression. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 44% decrease in leads generated from marketing products sold to mortgage professionals driven by a decrease in demand for mortgages attributable to the rising and volatile interest rate environment. We expect Mortgage segment revenue to decrease for the three months ending December 31, 2022, driven primarily by adverse macro housing market factors.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Total revenue decreased $74.0 million, or 5%, to $1.5 billion:
•Mortgages segment revenue decreased 48% to $101 million due to a decline in mortgage originations revenue which drove 77% of the decrease in Mortgages segment revenue, and a decline in our Custom Quote and Connect advertising services revenue which drove 23% of the decrease in Mortgages segment revenue. The decrease in mortgage originations revenue was primarily due to a 59% decrease in total loan origination volume from $3.2 billion to $1.3 billion, primarily resulting from a decrease in demand for mortgages attributable to the rising interest rate environment. The decrease in mortgage originations revenue was also attributable to a 27% decrease in gain on sale margin driven by industry margin compression. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 33% decrease in leads generated from marketing products sold to mortgage professionals driven by a decrease in demand for mortgages attributable to the rising interest rate environment.
•IMT segment revenue increased to $1.4 billion, primarily due to a $52 million, or 33%, increase in Other IMT revenue, partially offset by a $34 million, or 3%, decrease in Premier Agent revenue. Other IMT revenue increased primarily as a result of the addition of ShowingTime revenue beginning in the fourth quarter of 2021. The decrease in Premier Agent revenue was driven by macro housing market factors including interest rate and home price increases and volatility, as well as tight inventory levels. These factors resulted in a decrease in Premier Agent revenue per visit, which decreased by 8% to $0.122 for the nine months ended September 30, 2022 from $0.132 for the nine months ended September 30, 2021.

Income (Loss) from Continuing Operations Before Income Taxes

					% of Revenue
	Three Months Ended September 30,		2021 to 2022		Three Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Income (loss) from continuing operations before income taxes:
IMT segment	$5	$130	$(125)	(96)%	1%	27%
Mortgages segment	(51)	(6)	(45)	(750)	(196)	(9)
Homes segment	(8)	(69)	61	88	N/A	N/A
Corporate items (1)	6	(42)	48	114	N/A	N/A
Total income (loss) from continuing operations before income taxes	$(48)	$13	$(61)	(469)%	(10)%	2%

					% of Revenue
	Nine Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Income (loss) from continuing operations before income taxes:
IMT segment	$182	$407	$(225)	(55)%	13%	29%
Mortgages segment	(116)	(26)	(90)	(346)	(115)	(13)
Homes segment	(80)	(175)	95	54	N/A	N/A
Corporate items (1)	(3)	(110)	107	97	N/A	N/A
Total income (loss) from continuing operations before income taxes	$(17)	$96	$(113)	(118)%	(1)%	6%
(1) Certain corporate items are not directly attributable to any of our segments, including loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Adjusted EBITDA
The following tables summarize net loss, which includes the impact of discontinued operations, and Adjusted EBITDA in total and for each segment, both of which exclude the impact of discontinued operations:

					% of Revenue
	Three Months Ended September 30,		2021 to 2022		Three Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Net loss	$(53)	$(329)	$276	84%	(11)%	(60)%
Adjusted EBITDA:
IMT segment	164	206	(42)	(20)	36	43
Mortgages segment	(27)	5	(32)	(640)	(104)	7
Homes segment	(7)	(55)	48	87	N/A	N/A
Total Adjusted EBITDA	$130	$156	$(26)	(17)%	27%	28%

					% of Revenue
	Nine Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Net loss	$(29)	$(267)	$238	89%	(2)%	(17)%
Adjusted EBITDA:
IMT segment	559	633	(74)	(12)	39	45
Mortgages segment	(60)	5	(65)	(1300)	(59)	3
Homes segment	(58)	(138)	80	58	N/A	N/A
Total Adjusted EBITDA	$441	$500	$(59)	(12)%	29%	31%

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in total and for each segment, each a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA in total to net loss and Adjusted EBITDA by segment to income (loss) from continuing operations before income taxes for each segment, the most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measures.
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
•Adjusted EBITDA does not reflect the results of discontinued operations;
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

•Adjusted EBITDA does not reflect loss on extinguishment of debt;
•Adjusted EBITDA does not reflect interest expense or other income;
•Adjusted EBITDA does not reflect income taxes; and
•Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from the way we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA in total and for each segment alongside other financial performance measures, including various cash-flow metrics, net loss, income (loss) from continuing operations before income taxes for each segment, and our other GAAP results.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net loss on a consolidated basis and income (loss) from continuing operations before income taxes for each segment, for each of the periods presented (in millions, unaudited):

	Three Months Ended September 30, 2022
	IMT	Mortgages	Homes	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) From Continuing Operations Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(53)
Loss from discontinued operations, net of income taxes	N/A	N/A	N/A	N/A	2
Income taxes	N/A	N/A	N/A	N/A	3
Income (loss) from continuing operations before income taxes	$5	$(51)	$(8)	$6	$(48)
Other expense (income), net	4	(1)	—	(15)	(12)
Depreciation and amortization	32	2	—	—	34
Share-based compensation	123	23	1	—	147
Interest expense	—	—	—	9	9
Adjusted EBITDA	$164	$(27)	$(7)	$—	$130

	Three Months Ended September 30, 2021
	IMT	Mortgages	Homes	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) From Continuing Operations Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(329)
Loss from discontinued operations, net of income taxes	N/A	N/A	N/A	N/A	347
Income taxes	N/A	N/A	N/A	N/A	(5)
Income (loss) from continuing operations before income taxes	$130	$(6)	$(69)	$(42)	$13
Other income, net	—	(1)	—	(1)	(2)
Depreciation and amortization	23	2	3	—	28
Share-based compensation	50	9	11	—	70
Acquisition-related costs	3	—	—	—	3
Loss on extinguishment of debt	—	—	—	15	15
Interest expense	—	1	—	28	29
Adjusted EBITDA	$206	$5	$(55)	$—	$156

	Nine Months Ended September 30, 2022
	IMT	Mortgages	Homes	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) From Continuing Operations Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(29)
Loss from discontinued operations, net of income taxes	N/A	N/A	N/A	N/A	13
Income taxes	N/A	N/A	N/A	N/A	(1)
Income (loss) from continuing operations before income taxes	$182	$(116)	$(80)	$(3)	$(17)
Other expense (income), net	4	(2)	—	(21)	(19)
Depreciation and amortization	104	8	2	—	114
Share-based compensation	263	46	14	—	323
Restructuring costs	6	2	6	—	14
Interest expense	—	2	—	24	26
Adjusted EBITDA	$559	$(60)	$(58)	$—	$441

	Nine Months Ended September 30, 2021
	IMT	Mortgages	Homes	Corporate Items (2)	Consolidated
Reconciliation of Adjusted EBITDA to Net Loss and Income (Loss) From Continuing Operations Before Income Taxes:
Net loss (1)	N/A	N/A	N/A	N/A	$(267)
Loss from discontinued operations, net of income taxes	N/A	N/A	N/A	N/A	363
Income taxes	N/A	N/A	N/A	N/A	—
Income (loss) from continuing operations before income taxes	$407	$(26)	$(175)	$(110)	$96
Other income, net	—	(3)	—	(2)	(5)
Depreciation and amortization	68	5	8	—	81
Share-based compensation	150	25	29	—	204
Acquisition-related costs	8	—	—	—	8
Loss on extinguishment of debt	—	—	—	17	17
Interest expense	—	4	—	95	99
Adjusted EBITDA	$633	$5	$(138)	$—	$500

(1) We use income (loss) from continuing operations before income taxes as our profitability measure in making operating decisions and assessing the performance of our segments; therefore, net loss and income taxes are calculated and presented only on a consolidated basis within our financial statements.

(2) Certain corporate items are not directly attributable to any of our segments, including the loss on extinguishment of debt, interest income earned on our short-term investments included in other income and interest costs on our convertible senior notes included in interest expense.

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended September 30,		2021 to 2022		Three Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Cost of revenue	$89	$82	$7	9%	18%	15%
Gross profit	394	468	(74)	(16)	82	85
Operating expenses:
Sales and marketing	165	205	(40)	(20)	34	37
Technology and development	142	101	41	41	29	18
General and administrative	138	104	34	33	29	19
Acquisition-related costs	—	3	(3)	(100)	—	1
Total operating expenses	445	413	32	8	92	75
Loss on extinguishment of debt	—	(15)	15	100	—	(3)
Other income, net	12	2	10	500	2	—
Interest expense	(9)	(29)	20	69	(2)	(5)
Income tax benefit (expense)	(3)	5	(8)	(160)	(1)	1

					% of Total Revenue
	Nine Months Ended September 30,		2021 to 2022		Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021

	(in millions, unaudited)
Cost of revenue	$278	$228	$50	22%	18%	14%
Gross profit	1,245	1,369	(124)	(9)	82	86
Operating expenses:
Sales and marketing	502	532	(30)	(6)	33	33
Technology and development	369	319	50	16	24	20
General and administrative	370	303	67	22	24	19
Restructuring costs	14	—	14	N/A	1	—
Acquisition-related costs	—	8	(8)	(100)	—	1
Total operating expenses	1,255	1,162	93	8	82	73
Loss on extinguishment of debt	—	(17)	17	100	—	(1)
Other income, net	19	5	14	280	1	—
Interest expense	(26)	(99)	73	74	(2)	(6)
Income tax benefit	1	—	1	—	—	—

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

Three months ended September 30, 2022 compared to three months ended September 30, 2021
Cost of revenue increased by $7 million, or 9%, primarily due to an increase of $16 million in our IMT segment, partially offset by decreases of $5 million in our Mortgages segment and $4 million in our Homes segment.
•The increase in cost of revenue in our IMT segment was primarily attributable to a $10 million increase in depreciation and amortization expense driven by an increase in capitalized website and development activities and a $6 million increase in headcount-related expenses, including share-based compensation expense, which was impacted by the August 2022 Equity Award Actions during the three months ended September 30, 2022.
•The decrease in cost of revenue in our Mortgages segment was primarily attributable to a $5 million decrease in lead acquisition costs due to a decrease in volume associated with the macro housing market environment.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Cost of revenue increased by $50 million, or 22%, primarily due to an increase of $62 million in our IMT segment, partially offset by decreases of $8 million in our Mortgages segment and $4 million in our Homes segment.
•The increase in cost of revenue in our IMT segment was primarily attributable to a $40 million increase in depreciation and amortization expense driven by an increase in capitalized website and development activities and capitalized software costs, a $13 million increase in headcount-related expenses and an $8 million increase in data acquisition costs. Headcount-related expenses include share-based compensation expense, which was impacted by the August 2022 Equity Award Actions during the nine months ended September 30, 2022.
•The decrease in cost of revenue in our Mortgages segment was primarily attributable to a decrease in lead acquisition costs of $9 million due to a decrease in volume associated with the macro housing market environment.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our segments.
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Gross profit decreased by $74 million, or 16%, due to decreases in gross profit of $39 million in both our IMT segment and our Mortgages segment, partially offset by an increase of $4 million in our Homes segment. Total gross margin decreased from 85% to 82%.
•The decrease in IMT segment gross profit was primarily driven by a decrease in revenue due to macro housing market factors, including rising interest rates and rising housing prices and volatility, which have reduced our Premier Agent revenue per visit compared to the three months ended September 30, 2021. Gross margin decreased from 89% for the three months ended September 30, 2021 to 85% for the three months ended September 30, 2022.
•The decrease in Mortgages segment gross profit was primarily driven by decreases in mortgage originations and Custom Quote and Connect advertising services revenue, discussed above. Gross margin decreased from 69% for the three months ended September 30, 2021 to 35% for the three months ended September 30, 2022.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Gross profit decreased by $124 million, or 9%, primarily due to decreases in gross profit of $86 million in our Mortgages segment and $42 million in our IMT segment, partially offset by an increase of $4 million in our Homes segment. Total gross margin decreased from 86% to 82%.
•The decrease in Mortgages segment gross profit was driven by a decrease in mortgage originations and Custom Quote and Connect advertising services revenue, discussed above. Gross margin decreased from 68% for the nine months ended September 30, 2021 to 47% for the nine months ended September 30, 2022.

•The decrease in IMT segment gross profit was driven by a decrease in revenue due to macro housing market factors, including rising interest rates and housing prices and volatility, which have reduced our Premier Agent revenue per visit compared to the nine months ended September 30, 2021. Gross margin decreased from 90% for the nine months ended September 30, 2021 to 86% or the nine months ended September 30, 2022.
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
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Sales and marketing expenses decreased $40 million, or 20%, due to decreases of $17 million in our Homes segment, $14 million in our IMT segment and $9 million in our Mortgages segment.
•The decrease in sales and marketing expenses in the Homes segment was primarily attributable to an $8 million decrease in headcount-related expenses, including share-based compensation expense, and a $7 million decrease in marketing and advertising costs. The decreases resulted from the wind down of Zillow Offers and the reduction in indirect costs related to the Homes segment.
•The decrease in sales and marketing expenses in the IMT segment was primarily attributable to a $28 million decrease in marketing and advertising costs driven by active cost management, partially offset by a $16 million increase in headcount-related costs, including share-based compensation expense, primarily due to the impact of the August 2022 Equity Award Actions.
•The decrease in sales and marketing expenses in the Mortgages segment was primarily attributable to a $5 million decrease in headcount-related expenses and a $4 million decrease in marketing and advertising costs driven by active cost management.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Sales and marketing expenses decreased $30 million, or 6%, due to decreases of $27 million in our Homes segment and $20 million in our Mortgages segment, partially offset by an increase of $17 million in our IMT segment.
•The decrease in sales and marketing expenses in the Homes segment was primarily attributable to a $15 million decrease in marketing and advertising costs and a $9 million decrease in headcount-related expenses, including share-based compensation expense. The decreases resulted from the wind down of Zillow Offers and the reduction in indirect costs related to the Homes segment.
•The decrease in sales and marketing expenses in the Mortgages segment was primarily attributable to a $14 million decrease in headcount-related expenses, including share-based compensation expense, and a $7 million decrease in marketing and advertising costs driven by active cost management.
•The increase in sales and marketing expenses in the IMT segment was primarily attributable to a $39 million increase in headcount-related expenses, including share-based compensation expense, primarily driven by the impact of the August 2022 Equity Award Actions, a $5 million increase in travel expenses, a $4 million increase in trade shows and events, and a $3 million increase in software and hardware costs. These increases were partially offset by a $26 million decrease in marketing and advertising costs and a $6 million decrease in professional services, both driven by active cost management.
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

Three months ended September 30, 2022 compared to three months ended September 30, 2021
Technology and development expenses increased $41 million, or 41%, primarily due to increases of $51 million in our IMT segment and $9 million in our Mortgages segment, partially offset by a decrease of $19 million in our Homes segment.
•The increase in technology and development expenses in the IMT segment was primarily attributable to a $44 million increase in headcount related costs, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, and a $4 million increase in professional services.
•The increase in technology and development expenses in the Mortgages segment was primarily attributable to a $5 million increase in headcount-related costs, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions.
•The decrease in technology and development expenses in the Homes segment was primarily attributable to a $16 million decrease in headcount-related costs, including share-based compensation expense, which was primarily driven by the wind down of Zillow Offers and the reduction in indirect costs related to the Homes segment.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Technology and development expenses increased $50 million, or 16%, primarily due to increases of $79 million in our IMT segment and $13 million in our Mortgages segment, partially offset by a decrease of $42 million in our Homes segment.
•The increase in technology and development expenses in the IMT segment was primarily attributable to a $60 million increase in headcount related costs, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, and a $12 million increase in professional services.
•The increase in technology and development expenses in the Mortgages segment was primarily attributable to a $9 million increase in headcount-related costs, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, and a $3 million increase in professional services.
•The decrease in technology and development expenses in the Homes segment was primarily attributable to a $39 million decrease in headcount-related costs, including share-based compensation expense, which was primarily driven by the wind down of Zillow Offers and the reduction in indirect costs related to the Homes segment.
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
Three months ended September 30, 2022 compared to three months ended September 30, 2021
General and administrative expenses increased $34 million, or 33%, due to increases of $48 million in our IMT segment and $7 million in our Mortgages segment, partially offset by a decrease of $21 million in our Homes segment.
•The increase in general and administrative expenses for our IMT and Mortgages segments was primarily attributable to increases in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, of $39 million and $7 million, respectively.
•The decrease in general and administrative expenses for our Homes segment was primarily attributable to a $14 million decrease in headcount-related expenses and a $3 million decrease in software and hardware costs as we wound down Zillow Offers operations.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
General and administrative expenses increased $67 million, or 22%, primarily due to increases of $85 million in our IMT segment and $10 million in our Mortgages, partially offset by a decrease of $28 million in our Homes segments.

•The increase in general and administrative expenses for our IMT and Mortgages segments was primarily attributable to increases in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, of $70 million and $8 million, respectively.
•The decrease in general and administrative expenses for our Homes segment was primarily attributable to a $16 million decrease in headcount-related expenses, including share-based compensation expense, a $5 million decrease in facilities costs and a $3 million decrease in software and hardware costs as we wound down Zillow Offers operations.
Restructuring Costs
Restructuring costs of $14 million for the nine months ended September 30, 2022 were primarily attributable to the wind down of Zillow Offers operations. Restructuring costs within our IMT and Mortgages segments and certain indirect costs of the Homes segment which do not qualify as discontinued operations related to employee termination costs and totaled $6 million, $2 million, and $6 million, respectively, for the nine months ended September 30, 2022. For additional information regarding the restructuring, see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We expect restructuring costs to increase for the three months ending December 31, 2022 as compared to the three months ended September 30, 2022, driven by cost actions to streamline our operations and prioritize investments.
Loss on Extinguishment of Debt
We recorded a $15 million loss on extinguishment of debt during the three months ended September 30, 2021 associated with the conversion of $366 million of aggregate principal of the convertible senior notes maturing in 2023 (“2023 Notes”) and the redemption of the remaining $1 million of aggregate principal of the 2023 Notes.
We recorded a $17 million loss on extinguishment of debt during the nine months ended September 30, 2021 associated with conversions of the 2023 Notes, convertible notes maturing in 2024 (“2024 Notes”) and 2026 (“2026 Notes”).
For additional information on the loss on extinguishment, see Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments and fair value adjustments on our outstanding warrant.
Other income, net increased $10 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $14 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. These increases were primarily driven by increases in returns on investments due to rising interest rates, partially offset by a $4 million fair value adjustment on an outstanding warrant recorded within our IMT segment.
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

Three months ended September 30, 2022 compared to three months ended September 30, 2021
Interest expense decreased $20 million, or 69%, primarily due to a $19 million decrease in corporate interest expense not attributable to any of our segments. The decrease in corporate interest expense not attributable to any of our segments was primarily due to the adoption of guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, which, as discussed above, eliminated the debt discounts on the convertible senior notes that were previously amortized to interest expense prior to adoption. Additionally, the settlement of conversions and redemptions of the 2023 Notes, 2024 Notes and 2026 Notes during the year ended December 31, 2021 decreased the outstanding principal balances of our convertible senior notes upon which interest was incurred.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Interest expense decreased $73 million, or 74%, primarily due to a $71 million decrease in corporate interest expense not attributable to any of our segments. The decrease in corporate interest expense not attributable to any of our segments was due to the same drivers as for the three months ended September 30, 2022, discussed above.
Income Taxes
We are subject to income taxes in the United States (federal and state), Canada and Serbia. As of September 30, 2022 and December 31, 2021, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $2.1 billion as of December 31, 2021, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $73 million (tax effected) as of December 31, 2021.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. We recorded income tax expense of $3 million for the three months ended September 30, 2022 primarily driven by state taxes, and an income tax benefit of $5 million for the three months ended September 30, 2021 primarily driven by state taxes and the decrease in the valuation allowance associated with our September 2021 acquisition of ShowingTime.
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We generally reinvest available cash flows from operations into our business and to service our debt obligations.
Sources of Liquidity
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents, investments and restricted cash of $3.5 billion and $2.8 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government agency securities, investment grade corporate securities, treasury bills and commercial paper. Restricted cash consists of amounts held in escrow related to funding home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of September 30, 2022, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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

The cash flows related to discontinued operations have not been separated. Accordingly, the condensed consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations. See Note 3 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on discontinued operations, including supplemental cash flow information. The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Nine Months Ended September 30,
	2022	2021
Cash Flow Data:
Net cash provided by (used in) operating activities	$4,420	$(2,962)
Net cash provided by (used in) investing activities	(1,123)	621
Net cash provided by (used in) financing activities	(4,160)	3,088
Cash Flows Provided By (Used In) Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals, builders and brand advertisers, as well as cash received from sales of mortgages originated by Zillow Home Loans and, prior to September 30, 2022, from customers for sales of homes through Zillow Offers. Our primary uses of cash from operating activities include marketing and advertising activities, mortgages funded through Zillow Home Loans and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures. Prior to the wind down of Zillow Offers operations, our primary uses of cash from operating activities also included payments for homes purchased through Zillow Offers.
For the nine months ended September 30, 2022, net cash provided by operating activities was $4.4 billion. This was driven by a net loss of $29 million, adjusted by share-based compensation of $341 million, depreciation and amortization of $121 million, amortization of debt discount and debt issuance costs of $24 million, amortization of contract cost assets of $23 million, a loss on extinguishment of debt of $21 million, amortization of right of use assets of $17 million and an inventory valuation adjustment of $9 million. This was partially offset by $9 million in other adjustments to reconcile net loss to net cash provided by operating activities. Changes in operating assets and liabilities increased cash provided by operating activities by $3.9 billion. The changes in operating assets and liabilities are primarily related to a $3.9 billion decrease in inventory and a $76 million decrease in accounts receivable as we wound down Zillow Offers operations, a $58 million decrease in mortgage loans held for sale driven by increased interest rates which decreased demand for mortgages, and a $6 million increase in other long-term liabilities primarily due to our outstanding warrant agreement. These changes were partially offset by a $52 million decrease in accrued compensation and benefits and a $49 million decrease in accrued expenses and other current liabilities driven primarily by the wind down of Zillow Offers operations, a $15 million decrease in lease liabilities primarily due to lease payments, a $13 million increase in prepaid expenses and other current assets and a $13 million increase in contract cost assets.
For the nine months ended September 30, 2021, net cash used in operating activities was $3.0 billion. This was primarily driven by net loss of $267 million, adjusted by an inventory valuation adjustment of $304 million, share-based compensation of $231 million, depreciation and amortization of $88 million, amortization of debt discount and debt issuance costs of $72 million, amortization of contract cost assets of $32 million, amortization of right of use assets of $18 million, a loss on extinguishment of debt of $17 million, and $10 million in other adjustments to reconcile net loss to net cash used in operating activities. Changes in operating assets and liabilities offset these adjustments by $3.5 billion. The changes in operating assets and liabilities are primarily related to a $3.6 billion increase in inventory due to home purchases outpacing the sale of homes through Zillow Offers for the nine months ended September 30, 2021, an $89 million increase in accounts receivable due primarily to an increase in revenue from products and services billed in arrears, a $70 million increase in prepaid expenses and other current assets due to an increase in contract assets driven by increased revenue from the Premier Agent Flex pricing model and the timing of payments, a $22 million increase in contract cost assets primarily due to capitalized sales commissions, and a $21 million decrease in lease liabilities. These changes were partially offset by a $163 million increase in accrued expenses and other liabilities driven by the timing of payments, a $110 million decrease in mortgage loans held for sale, a $17 million increase in accounts payable driven by the timing of payments, an $11 million increase in accrued compensation and benefits, and a $4 million increase in deferred revenue.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets and cash paid in connection with acquisitions.

For the nine months ended September 30, 2022, net cash used in investing activities was $1.1 billion. This was the result of $1.0 billion of net purchases of investments and $104 million of purchases of property and equipment and intangible assets.
For the nine months ended September 30, 2021, net cash provided by investing activities was $621 million. This was the result of $1.2 billion of net proceeds from the maturity of investments, partially offset by $497 million of net cash paid for our September 2021 acquisition of ShowingTime, and $69 million of purchases of property and equipment and intangible assets.
Cash Flows Provided By (Used in) Financing Activities
Net cash provided by (used in) financing activities has primarily resulted from repurchases of Class A common stock and Class C capital stock, settlement of long term debt including our securitization term loans, net proceeds from equity offerings, the exercise of employee option awards, proceeds from our securitization transaction, proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers and repayments of borrowings on the warehouse lines of credit and master repurchase agreements related to Zillow Home Loans.
For the nine months ended September 30, 2022, net cash used in financing activities was $4.2 billion, which was primarily related to $2.2 billion of repayments on borrowings of our credit facilities and $1.2 billion for the repayment of the term loans associated with the wind down of Zillow Offers operations, $773 million of cash paid for share repurchases and $68 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans. The cash outflows were partially offset by $44 million of proceeds from the exercise of option awards.
For the nine months ended September 30, 2021, cash provided by financing activities was $3.1 billion, which was primarily related to $2.1 billion of net borrowings on our credit facilities related to Zillow Offers, $545 million in proceeds from the sale of 3 million shares of Class C capital stock under our equity distribution agreement, $443 million in proceeds from the issuance of the 2021-1 term loan, net of issuance costs, and $98 million of proceeds from the exercise of option awards. These cash inflows were partially offset by $101 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
Capital Resources
We continue to invest in the development and expansion of our continuing operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, infrastructure and continued investments in sales and marketing. To finance these investments and ongoing operations, and in the event that we require additional funding to support strategic business opportunities, we have issued convertible senior notes. As of September 30, 2022, we have outstanding a total of $1.7 billion aggregate principal of convertible senior notes. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our convertible senior notes as of the periods presented (in millions, except interest rates):

			September 30, 2022	December 31, 2021
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$495	$369
May 15, 2025	565	2.75%	559	443
September 1, 2024	608	0.75%	605	507
Total	$1,672		$1,659	$1,319
Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our convertible senior notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
On February 17, 2021, we entered into an equity distribution agreement with certain sales agents and/or principals (the “Managers”), pursuant to which we may offer and sell from time to time, through the Managers, shares of our Class C capital stock, having an aggregate gross sales price of up to $1.0 billion, in such share amounts as we may specify by notice to the Managers, in accordance with the terms and conditions set forth in the equity distribution agreement. During the nine months ended September 30, 2022, we did not sell any shares under the equity distribution agreement. During the nine months ended September 30, 2021, we issued and sold 3 million shares of our Class C capital stock under the equity distribution agreement for total proceeds of $551 million and net proceeds of $545 million, after deducting $6 million of commissions and other offering expenses incurred. For additional information regarding the equity distribution agreement, see Note 13 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On December 2, 2021, Zillow Group’s Board of Directors authorized the repurchase of up to $750 million of our Class A common stock, Class C capital stock or a combination thereof. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1 billion (together the “Repurchase Authorizations”) of our Class A common stock, Class C capital stock or a combination thereof. During the nine months ended September 30, 2022, we repurchased 3 million shares of Class A common stock and 14 million shares of Class C capital stock at an average price of $46.13 and $44.40 per share, respectively, for an aggregate purchase price of $154 million and $619 million, respectively. As of September 30, 2022, $674 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. On November 1, 2022, the Board of Directors further expanded the Repurchase Authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. For additional information on our Repurchase Authorizations, see Note 11 and Note 13 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
IMT
Our principal sources of liquidity for the IMT segment are cash flows from operations within the segment.
Mortgages
Zillow Home Loans impacts our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our warehouse line of credit and master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at September 30, 2022	Outstanding Borrowings at December 31, 2021	Weighted Average Interest Rate
Credit Suisse AG, Cayman Islands	March 17, 2023	$100	$22	$77	4.73%
Citibank, N.A.	June 9, 2023	100	2	17	4.89%
Comerica Bank	June 24, 2023	50	21	19	4.95%
	Total	$250	$45	$113
Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s warehouse line of credit and master repurchase agreements.
Homes
Prior to its wind down, Zillow Group’s purchase of homes through the Zillow Offers program had a significant impact on our liquidity and capital resources as a cash and inventory intensive business. We previously used credit facilities, and beginning in the third quarter of 2021, asset-backed securitizations, to fund a portion of the purchase price of homes and certain related costs. On November 2, 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers operations and as of September 30, 2022, the wind down was complete. As a result of the wind down, during the first half of 2022, certain wholly owned subsidiaries of Zillow Group repaid all amounts drawn on the Zillow Offers credit facilities and all principal on the securitization term loans. We incurred prepayment penalties of $6 million associated with the pay-down of our credit facilities and $8 million in connection with the pay-down of the securitizations. Refer to Note 3 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on the Zillow Offers wind down.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates, as well as the associated coupon interest. As of September 30, 2022, we have an outstanding aggregate principal amount of convertible senior notes of $1.7 billion, none of which is payable within 12 months. Future interest payments associated with the convertible senior notes total $83 million, with $27 million payable within 12 months. Refer to Note 11 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our convertible senior notes.
Mortgages Segment Credit Facilities - Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreements to finance mortgages originated through Zillow Home Loans. As of September 30,

2022, we have outstanding principal amounts of $45 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. For additional information regarding our operating leases, see Note 12 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Additionally, as of September 30, 2022, we had outstanding letters of credit of approximately $16 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. Refer to Note 16 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our purchase obligations.
Other Commitments - We deferred a total of $24 million of certain employer payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act that was signed into law on March 27, 2020 and provides tax provisions and other stimulus measures to affected companies. We expect to make a payment of $13 million for the remaining deferred payroll taxes in the fourth quarter of 2022.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the real estate market, the broader economy and the COVID-19 pandemic have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
The fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change. The following table summarizes our outstanding convertible senior notes as of September 30, 2022 (in millions, except interest rates):

Maturity Date	Aggregate Principal Amount	Stated Interest Rate
September 1, 2026	$499	1.375%
May 15, 2025	565	2.75%
September 1, 2024	608	0.75%
	$1,672
For additional details related to our credit facilities, see Note 11 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse line of credit and master repurchase agreements, which can negatively impact our net income. This risk is primarily mitigated through expedited sale of our loans. As of September 30, 2022 and December 31, 2021, we had outstanding $45 million and $113 million, respectively, of borrowings on our warehouse line of credit and master repurchase agreements which bear interest either at a floating rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in SOFR or BSBY, as applicable, would increase our annual interest expense associated with the warehouse line of credit and master repurchase agreements by an immaterial amount as of September 30, 2022 and December 31, 2021.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended September 30, 2022.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended September 30, 2022 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
July 1 - July 31, 2022	—	—	$—	$—	—	$850
August 1 -August 31, 2022	508	2,964	36.04	35.51	3,472	727
September 1 - September 30, 2022	264	1,261	34.51	34.42	1,525	674
Total	772	4,225			4,997

(1) On December 2, 2021, the Board of Directors authorized a stock repurchase program granting the authority to repurchase up to $750 million of its Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1 billion (together the “Repurchase Authorizations”) of its Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, the Board of Directors further expanded the Repurchase Authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. The Repurchase Authorizations do not have an expiration date.

Item 5. Other Information
Our proxy statement for the 2022 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on April 28, 2022, contained a typographical error in the section entitled “Submission of Shareholder Proposals for Inclusion in Next Year’s Proxy Statement or Presentation at Next Year’s Annual Meeting” solely related to the date by which a shareholder proposal satisfying the conditions of Rule 14a-8 must be received at our principal executive offices in order to be considered for inclusion in next year’s proxy statement. The corrected information is set forth below:

Submission of Shareholder Proposals for Inclusion in Next Year’s Proxy Statement or Presentation at Next Year’s Annual Meeting

To be considered for inclusion in next year’s proxy statement and form of proxy pursuant to Rule 14a-8 under the Exchange Act, shareholder proposals for the 2023 Annual Meeting of Shareholders satisfying the conditions of Rule 14a-8 must be received at our principal executive offices no later than the close of business on December 29, 2022.

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

Dated: November 2, 2022	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer