Form 10-Q
period 2023-03-31
ZILLOW GROUP, INC.
filed 2023-05-03
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2023, 57,181,148 shares of Class A common stock, 6,217,447 shares of Class B common stock and 170,619,796 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2023

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including, but not limited to risks related to:
•the current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues;
•our ability to manage advertising inventory and pricing and maintain relationships with our real estate partners;
•our ability to establish or maintain relationships with listing and data providers, which affects traffic to our mobile applications and websites;
•our ability to comply with current and future multiple listing service (“MLS”) rules and requirements;
•our ability to continue to innovate and compete successfully to attract customers and real estate partners;
•our ability to operate and grow Zillow Home Loans, our mortgage origination business, including the ability to obtain or maintain sufficient financing to fund its origination of mortgages, meet customers’ financing needs with its product offerings, continue to grow the origination business and resell originated mortgages on the secondary market;
•the duration and impact of natural disasters and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services, or general economic conditions;
•our ability to maintain adequate security measures or technology systems, or those of third parties on which we rely, to protect data integrity and the information and privacy of our customers and other third parties;
•the impact of pending or future litigation and other disputes or enforcement actions;
•our ability to attract and retain a highly skilled workforce;
•acquisitions, investments, strategic partnerships, capital-raising activities, or other corporate transactions or commitments by us or our competitors;
•our ability to continue relying on third-party services to support critical functions of our business;
•our ability to protect and continue using our intellectual property and prevent others from copying, infringing upon, or developing similar intellectual property;
•our ability to comply with domestic and international laws, regulations, rules, contractual obligations, policies and other obligations, or to obtain or maintain required licenses to support our business and operations;
•our ability to pay debt, settle conversions of our convertible senior notes, or repurchase our convertible senior notes upon a fundamental change;
•our ability to raise additional capital or refinance on acceptable terms, or at all;
•actual or anticipated fluctuations in quarterly and annual results of operations and financial position;
•the assumptions, estimates and internal or third-party data that we use to calculate business, performance and operating metrics; and
•volatility of our Class A common stock and Class C capital stock prices.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,394	$1,466
Short-term investments	1,975	1,896
Accounts receivable, net of allowance for doubtful accounts	75	72
Mortgage loans held for sale	48	41
Prepaid expenses and other current assets	152	126
Restricted cash	2	2
Total current assets	3,646	3,603
Contract cost assets	23	23
Property and equipment, net	290	271
Right of use assets	114	126
Goodwill	2,374	2,374
Intangible assets, net	154	154
Other assets	13	12
Total assets	$6,614	$6,563
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21	$20
Accrued expenses and other current liabilities	101	90
Accrued compensation and benefits	45	48
Borrowings under credit facilities	42	37
Deferred revenue	49	44
Lease liabilities, current portion	29	31
Total current liabilities	287	270
Lease liabilities, net of current portion	133	139
Convertible senior notes	1,661	1,660
Other long-term liabilities	13	12
Total liabilities	2,094	2,081
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 57,181,148 and 57,494,698 shares as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 170,595,563 and 170,555,565 shares as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	6,157	6,109
Accumulated other comprehensive loss	(3)	(15)
Accumulated deficit	(1,634)	(1,612)
Total shareholders’ equity	4,520	4,482
Total liabilities and shareholders’ equity	$6,614	$6,563
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$469	$536
Cost of revenue	92	92
Gross profit	377	444
Operating expenses:
Sales and marketing	156	174
Technology and development	137	108
General and administrative	123	112
Impairment and restructuring costs	6	14
Total operating expenses	422	408
Income (loss) from continuing operations	(45)	36
Other income	32	2
Interest expense	(9)	(8)
Income (loss) from continuing operations before income taxes	(22)	30
Income tax expense	—	(5)
Net income (loss) from continuing operations	(22)	25
Net loss from discontinued operations, net of income taxes	—	(9)
Net income (loss)	$(22)	$16
Net income (loss) from continuing operations per share:
Basic	$(0.09)	$0.10
Diluted	$(0.09)	$0.10
Net income (loss) per share:
Basic	$(0.09)	$0.06
Diluted	$(0.09)	$0.06
Weighted-average shares outstanding:
Basic	234,425	248,542
Diluted	234,425	265,945
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(22)	$16
Other comprehensive income (loss):
Unrealized gains (losses) on investments	12	(8)
Total other comprehensive income (loss)	12	(8)
Comprehensive income (loss)	$(10)	$8
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2023	234,268	$—	$6,109	$(1,612)	$(15)	$4,482
Issuance of common and capital stock upon exercise of stock options	373	—	13	—	—	13
Vesting of restricted stock units	1,365	—	—	—	—	—
Share-based compensation expense	—	—	121	—	—	121
Repurchases of Class A common stock and Class C capital stock	(2,012)	—	(86)	—	—	(86)
Net loss	—	—	—	(22)	—	(22)
Other comprehensive income	—	—	—	—	12	12
Balance at March 31, 2023	233,994	$—	$6,157	$(1,634)	$(3)	$4,520

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	250,630	$—	$7,001	$(1,667)	$7	$5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of common and capital stock upon exercise of stock options	807	—	36	—	—	36
Vesting of restricted stock units	689	—	—	—	—	—
Share-based compensation expense	—	—	101	—	—	101
Repurchases of Class A common stock and Class C capital stock	(5,858)	—	(348)	—	—	(348)
Net income	—	—	—	16	—	16
Other comprehensive loss	—	—	—	—	(8)	(8)
Balance at March 31, 2022	246,268	$—	$6,298	$(1,495)	$(1)	$4,802
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$(22)	$16
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40	43
Share-based compensation	103	91
Amortization of right of use assets	6	6
Amortization of contract cost assets	6	8
Amortization of debt discount and debt issuance costs	1	23
Loss on extinguishment of debt	—	14
Other adjustments to reconcile net income (loss) to cash provided by operating activities	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	(3)	56
Mortgage loans held for sale	(7)	14
Inventory	—	3,414
Prepaid expenses and other assets	(27)	(247)
Contract cost assets	(6)	(4)
Lease liabilities	(8)	(9)
Accounts payable	—	6
Accrued expenses and other current liabilities	10	(43)
Accrued compensation and benefits	(3)	(6)
Deferred revenue	5	5
Other long-term liabilities	—	3
Net cash provided by operating activities	93	3,392
Investing activities
Proceeds from maturities of investments	433	—
Purchases of investments	(490)	(525)
Purchases of property and equipment	(31)	(33)
Purchases of intangible assets	(9)	(5)
Net cash used in investing activities	(97)	(563)
Financing activities
Repayments of borrowings on credit facilities	—	(2,205)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	5	(25)
Repurchases of Class A common stock and Class C capital stock	(86)	(348)
Settlement of long-term debt	—	(439)
Proceeds from exercise of stock options	13	36
Net cash used in financing activities	(68)	(2,981)
Net decrease in cash, cash equivalents and restricted cash during period	(72)	(152)
Cash, cash equivalents and restricted cash at beginning of period	1,468	2,838
Cash, cash equivalents and restricted cash at end of period	$1,396	$2,686
Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$18	$10
Write-off of fully depreciated property and equipment	7	18
Write-off of fully amortized intangible assets	2	168
Recognition of operating right of use assets and lease liabilities	—	16
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, great partners, and easier buying, selling financing and renting experiences.
Our portfolio of affiliates, subsidiaries and brands includes Zillow, Zillow Premier Agent, Zillow Home Loans (our affiliate lender), Zillow Closing Services, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry which include Mortech, New Home Feed and ShowingTime+, which includes ShowingTime, Bridge Interactive and dotloop.

In the fourth quarter of 2021, we began to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the country. The wind down was completed in the third quarter of 2022, and we have presented the financial results of Zillow Offers as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2022. No assets or liabilities were classified as discontinued operations as of December 31, 2022. See Note 3 for additional information.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to manage advertising inventory and pricing and maintain relationships with our real estate partners; our compliance with multiple listing service rules and requirements to access and use listing data, and to maintain or establish relationships with listings and data providers; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow Zillow Home Loans, our mortgage origination business, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings; our ability to attract and retain a highly skilled workforce; protection of Zillow’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 15, 2023. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2023 and our results of operations, comprehensive loss, shareholders’ equity and cash flows for the three month periods ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any interim period, or for any other future year. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Unless indicated otherwise, the information in the Notes to Condensed Consolidated Financial Statements relates to the Company’s continuing operations and does not include the results of discontinued operations.
There were no significant changes to the significant accounting policies disclosed in Note 2 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for the updates noted below. Such updates were made due to our determination that we have a single operating and reportable segment, as well as certain changes to how we disaggregate our revenue into categories, beginning in the first quarter of 2023.
Recoverability of Goodwill
Goodwill is measured as the excess of consideration transferred for an acquired business over the net of the acquisition date fair values of the assets acquired and the liabilities assumed, and is not amortized. We assess the impairment of goodwill at the reporting unit level on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. In our evaluation of goodwill, we initially perform a qualitative assessment to determine whether the existence of events or circumstances indicates that it is more likely than not that the carrying value of each reporting unit is greater than its fair value. If it is more likely than not that the carrying value of a reporting unit is greater than its fair value, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations if the carrying value of the reporting unit exceeds its fair value.
Beginning in 2023, our chief operating decision maker, who is our chief executive officer, manages our business, makes operating decisions and evaluates operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. This aligns to our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. This resulted in revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker. Accordingly, we have realigned our operating structure, resulting in a single operating and reportable segment. In line with this, the nature and substance of the information regularly provided to our segment manager similarly changed and we determined that we have only one reporting unit. Because the segment change impacted the structure of our reporting units, we performed a qualitative goodwill impairment assessment immediately before and immediately after the change in reporting units. Based on those assessments, we determined it was more likely than not that the fair value of our current and legacy reporting units exceeded their respective carrying values. Therefore, we concluded that it was not necessary to perform a quantitative impairment test.

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
We disaggregate our revenue into the following categories: Residential, Rentals, Mortgages and Other, described below.
Residential. Residential revenue includes revenue generated by our Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals through StreetEasy for-sale product offerings and ShowingTime+. Residential revenue also includes revenue from title and escrow services performed by Zillow Closing Services.
Our Premier Agent program offers a suite of marketing and technology products and services to help real estate agents and brokers achieve their advertising goals while growing and managing their businesses and brands. All Premier Agent partners receive access to a dashboard portal on our mobile application and website that provides individualized program performance analytics, our customer relationship management tool that captures detailed information about each contact made with a Premier Agent partner through our mobile and web platforms and our account management tools. The marketing and business technology products and services promised to Premier Agent partners are delivered over time, as the customer simultaneously receives and consumes the benefit of the performance obligations.
Premier Agent advertising products, which include the delivery of validated customer connections, or leads, are primarily offered on a share of voice basis. Payment is received prior to the delivery of connections. Connections are delivered when consumer contact information is provided to Premier Agent partners. We do not promise any minimum or maximum number of connections to customers, but instead control when and how many connections to deliver based on a customer’s share of voice. We determine the number of connections to deliver to Premier Agent partners in each zip code using a market-based pricing method in consideration of the total amount spent by Premier Agent partners to purchase connections in the zip code during the month. This results in the delivery of connections over time in proportion to each Premier Agent partners’ share of voice. A Premier Agent partners’ share of voice in a zip code is determined by their proportional monthly prepaid spend in that zip code as a percentage of the total monthly prepaid spend of all Premier Agent partners in that zip code, and determines the proportion of consumer connections a Premier Agent partner receives. The number of connections delivered for a given spend level is dynamic - as demand for advertising in a zip code increases or decreases, the number of connections delivered to a Premier Agent partner in that zip code decreases or increases accordingly.
We primarily recognize revenue related to the Premier Agent products and services based on the monthly prepaid spend recognized on a straight-line basis during the monthly billing period over which the products and services are provided. This methodology best depicts how we satisfy our performance obligations to customers, as we continuously transfer control of the performance obligations to the customer over time. Given a Premier Agent partner typically prepays their monthly spend and the monthly spend is refunded on a pro-rata basis upon cancellation of the contract by a customer, we have determined that Premier Agent partner contracts are effectively daily contracts, and each performance obligation is satisfied over time as each day lapses. We have not allocated the transaction price to each performance obligation within our Premier Agent partner arrangements, as the amounts recognized would be the same irrespective of any allocation.

We also offer a pay for performance pricing model called “Flex” for Premier Agent advertising services in certain markets. Flex is available to select partners alongside our legacy market-based pricing model. With the Flex model, Premier Agent partners are provided with validated leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration and record revenue as performance obligations, or validated leads, are transferred. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. We record a contract asset for our estimate of the consideration to which we will be entitled when the right to the consideration is conditional. When the right to consideration becomes unconditional, upon the close of a real estate transaction, we reclassify amounts to accounts receivable.
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
StreetEasy for-sale revenue primarily consists of our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance referral fee only when a real estate purchase transaction is closed with one of the leads. Under the StreetEasy pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration based on the expected number of closed transactions during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. We record a corresponding contract asset for the estimate of variable consideration for StreetEasy Experts when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the close of a real estate transaction, we reclassify amounts to accounts receivable.
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

Rentals. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants under the Zillow and StreetEasy brands. Rentals revenue includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, click, lease, listing or impression basis or for a fixed fee for certain advertising packages. We recognize revenue as leads, clicks and impressions are provided to rental professionals, or as rental listings are published on our mobile applications and websites, which is the amount for which we have the right to invoice. We recognize revenue related to our fixed fee rentals product on a straight-line basis over the contract term as the performance obligations, rental listings on our mobile applications and websites, are satisfied over time based on time elapsed. The number of leases generated through our rentals pay per lease product, Zillow Lease Connect, during the period is accounted for as variable consideration, and we estimate the amount of variable consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved. We record a corresponding contract asset for the estimate of variable consideration for Zillow Lease Connect when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the execution of a lease, we reclassify amounts to accounts receivable. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee. We recognize revenue for the rental applications product on a straight-line basis during the contractual period over which the customer has the right to access and submit the rental application.
Mortgages. Mortgages revenue primarily includes revenue generated by Zillow Home Loans, our affiliated mortgage lender, and marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
Mortgage origination revenue reflects origination fees on purchase or refinance mortgages and the corresponding sale, or expected future sale, of a loan. When an interest rate lock commitment (“IRLC”) is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an interest rate lock commitment will be originated), as revenue. Revenue from loan origination fees is recognized at the time the related purchase or refinance transactions are completed, usually upon the close of escrow and when we fund the purchase or refinance mortgage loans. Once funded, mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Origination costs associated with originating mortgage loans are recognized as incurred. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers.
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
Other. Other revenue includes revenue generated from display products, which consist of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.

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
Note 3. Discontinued Operations

Zillow Offers Wind Down
In November 2021, the Board of Directors of Zillow Group (the “Board”) made the determination to wind down Zillow Offers operations. This decision was made in light of home pricing unpredictability, capacity constraints and other operational challenges faced by Zillow Offers that were exacerbated by an unprecedented housing market, a global pandemic and a difficult labor and supply chain environment, all of which led us to conclude that, despite its initial promise in earlier quarters, Zillow Offers was unlikely to be a sufficiently stable line of business to meet our goals going forward.
The wind down of Zillow Offers was completed in the third quarter of 2022, at which time Zillow Offers met the criteria for discontinued operations. Accordingly, we have presented the results of operations, excluding allocation of any general corporate expenses, of Zillow Offers as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2022. No assets or liabilities were classified as discontinued operations as of December 31, 2022.
The following table presents the major classes of line items of the discontinued operations included in the condensed consolidated statements of operations for the three months ended March 31, 2022 (in millions):

Revenue	$3,721
Cost of revenue	3,530
Gross profit	191
Operating expenses:
Sales and marketing	133
Technology and development	6
General and administrative	7
Restructuring costs	24
Total operating expenses	170
Income from discontinued operations	21
Loss on extinguishment of debt	(14)
Other income	6
Interest expense	(36)
Loss from discontinued operations before income taxes	(23)
Income tax benefit	14
Net loss from discontinued operations	$(9)
Net loss from discontinued operations per share:
Basic	$(0.04)
Diluted	$(0.04)

The following table presents significant non-cash items and capital expenditures of the discontinued operations for the three months ended March 31, 2022 (in millions):

Amortization of debt discount and debt issuance costs	$21
Loss on debt extinguishment	14
Share-based compensation	12
Inventory valuation adjustment	5
Depreciation and amortization	4
Restructuring
Restructuring charges attributable to continuing operations relate to employee termination costs and certain indirect costs that do not qualify as discontinued operations. These costs totaled $14 million for the three months ended March 31, 2022. Cumulative restructuring charges attributable to continuing operations as of March 31, 2022 totaled $23 million.
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
The pull-through rate is based on estimated changes in market conditions, loan stage and historical borrower behavior. Pull-through rates are directly related to the fair value of IRLCs as an increase in the pull-through rate, in isolation, would result in an increase in the fair value measurement. Conversely, a decrease in the pull-through rate, in isolation, would result in a decrease in the fair value measurement. Changes in the fair value of IRLCs are included within revenue in our condensed consolidated statements of operations. The following table presents the range and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	March 31, 2023	December 31, 2022
Range	58% - 100%	47% - 100%
Weighted-average	82%	87%
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in millions):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,309	$1,309	$—	$—
Short-term investments:
U.S. government treasury securities	1,762	—	1,762	—
Corporate bonds	203	—	203	—
Commercial paper	10	—	10	—
Mortgage origination-related:
Mortgage loans held for sale	48	—	48	—
IRLCs - other current assets	2	—	—	2
Forward contracts - other current liabilities	(1)	—	(1)	—
Total	$3,333	$1,309	$2,022	$2

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,338	$1,338	$—	$—
Short-term investments:
U.S. government treasury securities	1,716	—	1,716	—
Corporate bonds	161	—	161	—
Commercial paper	10	—	10	—
U.S. government agency securities	9	—	9	—
Mortgage origination-related:
Mortgage loans held for sale	41	—	41	—
Forward contracts - other current assets	1	—	1	—
Total	$3,276	$1,338	$1,938	$—
At March 31, 2023, the notional amounts of the economic hedging instruments related to our mortgage loans held for sale were $92 million and $123 million for our IRLCs and forward contracts, respectively. At December 31, 2022, the notional amounts of the economic hedging instruments related to our mortgage loans held for sale were $62 million and $90 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 8 for the carrying amounts and estimated fair values of our convertible senior notes.

Note 5. Cash and Cash Equivalents, Investments and Restricted Cash
The following table presents the amortized cost and estimated fair market value of our cash and cash equivalents, investments, and restricted cash as of the dates presented (in millions):

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Cash	$85	$85	$128	$128
Cash equivalents:
Money market funds	1,309	1,309	1,338	1,338
Short-term investments:
U. S. government treasury securities (1)	1,765	1,762	1,731	1,716
Corporate bonds	203	203	162	161
Commercial paper	10	10	10	10
U.S. government agency securities	—	—	9	9
Restricted cash	2	2	2	2
Total	$3,374	$3,371	$3,380	$3,364

(1) The estimated fair market value includes $4 million of gross unrealized gains and $7 million of gross unrealized losses as of March 31, 2023 and $15 million of gross unrealized losses as of December 31, 2022.

The following table presents available-for-sale investments by contractual maturity date as of March 31, 2023 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$883	$878
Due after one year	1,095	1,097
Total	$1,978	$1,975
Note 6. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	March 31, 2023	December 31, 2022
Website development costs	$334	$291
Leasehold improvements	90	90
Office equipment, furniture and fixtures	23	24
Computer equipment	18	18
Construction-in-progress	3	7
Property and equipment	468	430
Less: accumulated amortization and depreciation	(178)	(159)
Property and equipment, net	$290	$271
We recorded depreciation expense related to property and equipment (other than website development costs) of $6 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.
We capitalized $45 million and $33 million in website development costs for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for website development costs included in cost of revenue was $22 million and $13 million for the three months ended March 31, 2023 and 2022, respectively.

Note 7. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	March 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$59	$(12)	$47
Software	62	(17)	45
Developed technology	49	(19)	30
Trade names and trademarks	46	(16)	30
Purchased content	9	(7)	2
Total	$225	$(71)	$154

	December 31, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$59	$(10)	$49
Software	54	(15)	39
Developed technology	49	(15)	34
Trade names and trademarks	45	(15)	30
Purchased content	8	(6)	2
Total	$215	$(61)	$154
Amortization expense recorded for intangible assets for the three months ended March 31, 2023 and 2022 was $12 million and $19 million, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the three months ended March 31, 2023 or 2022.
Note 8. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	March 31, 2023	December 31, 2022
Credit facilities
Repurchase agreements:
Credit Suisse AG, Cayman Islands	$25	$23
Citibank, N.A.	—	3
Warehouse line of credit:
Comerica Bank	17	11
Total credit facilities	42	37
Convertible senior notes
1.375% convertible senior notes due 2026	495	495
2.75% convertible senior notes due 2025	560	560
0.75% convertible senior notes due 2024	606	605
Total convertible senior notes	1,661	1,660
Total debt	$1,703	$1,697

Credit Facilities
To provide capital for Zillow Home Loans, we utilize master repurchase agreements and a warehouse line of credit. The following table summarizes certain details related to our repurchase agreements and warehouse line of credit (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Credit Suisse AG, Cayman Islands	March 11, 2024	$50	6.81%
Citibank, N.A.	June 9, 2023	100	6.64%
Comerica Bank	June 24, 2023	50	6.76%
	Total	$200
On March 13, 2023, Zillow Home Loans amended its Credit Suisse AG, Cayman Islands (“Credit Suisse”) master repurchase agreement to decrease the uncommitted total maximum borrowing capacity to $50 million from $100 million, with a maturity date of March 11, 2024.
In accordance with the master repurchase agreements, Credit Suisse and Citibank (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. At both March 31, 2023 and December 31, 2022, $28 million in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the repurchase agreements and warehouse line of credit bear interest either at a floating rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined by the governing agreements. The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2023, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our repurchase agreements and warehouse line of credit, see Note 13 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Convertible Senior Notes
Effective January 1, 2022, we adopted guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Refer to Note 2 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional information regarding the adoption of this guidance.
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

					March 31, 2023		December 31, 2022
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$4	$590	$4	$504
May 15, 2025	565	2.75%	3.20%	May 15; November 15	5	571	5	531
September 1, 2024	608	0.75%	1.02%	March 1; September 1	2	699	3	629
Total	$1,672				$11	$1,860	$12	$1,664

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Interest Expense
September 1, 2026	$2	$—	$2	$2	$2
May 15, 2025	4	—	4	4	4
September 1, 2024	1	1	2	1	1
Total	$7	$1	$8	$7	$7

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
There were no conversions of the Notes during the three months ended March 31, 2023 or 2022.
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2023. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders from April 1 through June 30, 2023.
For additional details related to our convertible senior notes, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Note 9. Income Taxes
We are primarily subject to income taxes in the United States (federal and state), as well as certain foreign jurisdictions. As of March 31, 2023 and December 31, 2022, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2022, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $63 million (tax effected) as of December 31, 2022.

Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three months ended March 31, 2023. We recorded income tax expense of $5 million for the three months ended March 31, 2022, primarily driven by state income taxes.
Note 10. Share Repurchase Authorizations
The Board has authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof (together the “Repurchase Authorizations”). For additional information on these authorizations, see Note 13 to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of March 31, 2023, $414 million remained available for future repurchases pursuant to the Repurchase Authorizations.
The following table summarizes, on a settlement date basis, our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	314	1,698	1,412	4,446
Weighted-average price per share	$42.44	$42.96	$58.38	$59.66
Total purchase price	$13	$73	$83	$265

Note 11. Share-Based Awards
In addition to the option awards and restricted stock units typically granted under the Zillow Group, Inc. 2020 Incentive Plan (the “2020 Plan”) which vest quarterly over four years, during the three months ended March 31, 2023, the Compensation Committee of the Board approved option and restricted stock unit awards granted under the 2020 Plan in connection with the 2022 annual review cycle that vest quarterly over three years. The exercisability terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan. For additional information regarding our share-based awards, see Note 16 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Option Awards
The following table summarizes all option award activity for the three months ended March 31, 2023:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	28,598	$44.90	7.08	$15
Granted	5,837	41.88
Exercised	(373)	36.71
Forfeited or cancelled	(360)	48.03
Outstanding at March 31, 2023	33,702	44.43	7.38	145
Vested and exercisable at March 31, 2023	17,813	44.90	5.91	87
The following assumptions were used to determine the fair value of all option awards granted for the periods presented:

	Three Months Ended March 31,
	2023	2022
Expected volatility	55% - 61%	55% - 60%
Risk-free interest rate	3.80% - 4.04%	1.94% - 2.54%
Weighted-average expected life	5.25 - 6.50 years	4.50 - 6.00 years
Weighted-average fair value of options granted	$23.60	$25.08
As of March 31, 2023, there was a total of $485 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for all restricted stock units for the three months ended March 31, 2023:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2023	10,930	$46.85
Granted	6,649	42.11
Vested	(1,365)	48.84
Forfeited	(287)	47.78
Unvested outstanding at March 31, 2023	15,927	44.68
As of March 31, 2023, there was a total of $667 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$4	$3
Sales and marketing	16	11
Technology and development	39	28
General and administrative	44	35
Share-based compensation - continuing operations	103	77
Share-based compensation - discontinued operations	—	14
Total share-based compensation	$103	$91
Note 12. Net Income (Loss) Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) and net income (loss) from continuing operations per share calculations (in thousands):

	Three Months Ended March 31,
	2023	2022
Denominator for basic calculation	234,425	248,542
Effect of dilutive securities:
Option awards	—	2,558
Unvested restricted stock units	—	862
Convertible senior notes due in 2024	—	13,983
Denominator for dilutive calculation	234,425	265,945
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) and net income (loss) from continuing operations per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted-average Class A common stock and Class C capital stock option awards outstanding	18,046	5,120
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	12,108	3,188
Class C capital stock issuable upon conversion of the convertible notes maturing in 2024, 2025 and 2026	33,855	19,872
Total Class A common stock and Class C capital stock equivalents	64,009	28,180

Note 13. Commitments and Contingencies
Commitments
During the three months ended March 31, 2023, there were no material changes to the commitments disclosed in Note 18 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of March 31, 2023 or December 31, 2022.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied. On October 11, 2019, plaintiffs filed a motion for class certification which was granted by the court on October 28, 2020. On February 17, 2021, the Ninth Circuit Court of Appeals denied our petition for review of that decision. On October 21, 2022, the parties jointly filed a notice of settlement with the U.S. District Court for the Western District of Washington to inform the court that the parties have reached an agreement to settle this action. On March 31, 2023, the plaintiffs filed a motion seeking preliminary approval of the parties’ proposed settlement, which motion was granted by the court on April 3, 2023. The terms of the parties’ proposed settlement agreement are contained in the settlement documents filed with the court on March 31, 2023. The court has set August 8, 2023 as the hearing date for final approval of the settlement. The full amount of the settlement payment has been paid by the Company’s insurance carriers under the applicable insurance policy and pursuant to the terms of the proposed settlement.

In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court (the “Federal Suit”). On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court (the “State Suit”). The Federal Suit and State Suit were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the Federal Suit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the Federal Suit was denied. On February 16, 2021, the court in the State Suit matter stayed the action. On March 5, 2021, a new shareholder derivative lawsuit was filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices, alleging, among other things, violations of federal securities laws. The U.S. District Court for the Western District of Washington formally consolidated the new lawsuit with the other consolidated Federal Suit pending in that court on June 15, 2021. On November 14, 2022, the parties jointly filed a stipulation with the U.S. District Court for the Western District of Washington informing the court that, among other things, they have agreed in principle to all material terms of a settlement. On April 20, 2023, the plaintiffs filed a motion seeking preliminary approval of the parties’ proposed settlement, which motion was granted by the court on April 25, 2023. The terms of the parties’ proposed settlement agreement are contained in the settlement documents filed with the court on April 20, 2023 and found on Zillow’s Investor Relations page at https://investors.zillowgroup.com/investors/resources/investor-faqs/default.aspx. The full amount of plaintiffs’ attorneys’ fees and costs associated with the settlement is expected to be paid by the Company’s insurance carriers under the applicable insurance policy and pursuant to the terms of the proposed settlement.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the court seeking a stay of this action, which was granted by the court on November 1, 2022. On November 25, 2022, Zillow filed a motion to join an IPR petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp., IPR2022-00646 concerning the final remaining patent in this action, which the court granted on April 20, 2023. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.

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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters. For additional information regarding our indemnifications, see Note 18 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 14. Revenue and Contract Balances
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
Beginning in 2023, our chief executive officer, who acts as the chief operating decision maker, manages our business, makes operating decisions and evaluates operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. Accordingly, this change resulted in revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker. This serves to align our reported results with our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. As a result, we have determined that we have a single reportable segment. Our revenues are classified into four categories: Residential, Rentals, Mortgages and Other. Certain prior period amounts have been revised to reflect these changes.
The Residential revenue category primarily includes revenue for our Premier Agent and new construction marketplaces, as well as revenue from the sale of other advertising and business technology solutions for real estate professionals, including StreetEasy for-sale product offerings and ShowingTime+. Residential revenue also includes revenue from title and escrow services performed by Zillow Closing Services. Our Rentals and Mortgages revenue categories remain consistent with our historical presentation, and our Other revenue category primarily includes revenue generated from display advertising. Refer to Note 2 for further information on revenue recognition.
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Residential	$361	$418
Rentals	74	61
Mortgages	26	46
Other	8	11
Total revenue	$469	$536
Contract Balances
Contract assets represent our right to consideration in exchange for goods and services that we have transferred to the customer when that right is conditional on something other than the passage of time. Contract assets are primarily related to our Premier Agent Flex, Zillow Lease Connect and StreetEasy Experts offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and StreetEasy Experts, and qualified leases to be secured for Zillow Lease Connect. The current portion of contract assets is recorded within prepaid expenses and other current assets and the long-term portion of contract assets is recorded within other assets in our condensed consolidated balance sheets and totaled $85 million and $71 million as of March 31, 2023 and December 31, 2022, respectively.
Contract liabilities consist of deferred revenue, which relates to payments received in advance of performance under a revenue contract. Deferred revenue is primarily related to prepaid advertising fees received or billed in advance of satisfying our performance obligations and prepaid but unrecognized subscription revenue. Deferred revenue is recognized when or as we satisfy our obligations under contracts with customers. For the three months ended March 31, 2023 and 2022, we recognized revenue of $41 million and $45 million, respectively, that was included in the deferred revenue balance at the beginning of the related period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and also those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview of our Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, great partners, and easier buying, selling, financing and renting experiences.
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our affiliate lender, Zillow Closing Services, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry which include Mortech, New Home Feed and ShowingTime+, which includes ShowingTime, Bridge Interactive and dotloop.
As of March 31, 2023, we had 5,852 employees compared to 5,724 employees as of December 31, 2022.
Change in Reportable Segments
Beginning in 2023, our chief operating decision maker manages our business, makes operating decisions, and evaluates operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. Accordingly, this change resulted in revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker. This serves to align our reported results with our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. As a result, we have determined that we have a single operating and reportable segment.
Revenue Overview
Our revenue is classified into four categories: Residential, Rentals, Mortgages and Other. Certain prior period amounts have been revised to reflect these changes.
Residential. Residential revenue includes revenue generated by our Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals through StreetEasy for-sale product offerings and ShowingTime+. Residential revenue also includes revenue from title and escrow services performed by Zillow Closing Services.
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
We also offer a pay for performance pricing model called “Flex” for Premier Agent advertising services in certain markets to select partners. With the Flex model, Premier Agent partners are provided with validated leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years.
New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. StreetEasy for-sale revenue includes advertising services sold to real estate professionals serving the New York City for sale market primarily on a cost per listing or performance fee basis. ShowingTime revenue is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers.

Appointment Center revenue is primarily billed in advance on a monthly basis. Our dotloop real estate transaction management software-as-a-service solution is a monthly subscription service allowing real estate partners to efficiently manage their transactions. Zillow Closing Services revenue includes revenue associated with title and escrow services.
Rentals. Rentals revenue includes advertising sold to property managers, landlords and other rental professionals on a cost per lead, click, lease, listing or impression basis or for a fixed fee for certain advertising packages through both Zillow and StreatEasy. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee.
Mortgages. Mortgages revenue includes revenue generated through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
Other. Other revenue includes revenue generated primarily by display advertising. Display revenue consists of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites.
For additional information regarding our revenue recognition policies, see Note 2 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Discontinued Operations
In the fourth quarter of 2021, the Board made the determination to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in certain markets across the United States. The wind down was completed in the third quarter of 2022 and resulted in approximately a 25% reduction of Zillow Group’s workforce. The financial results of Zillow Offers have been presented in the accompanying condensed consolidated financial statements as discontinued operations and, therefore, are excluded from the following discussion of the results of our continuing operations. Given the wind down of Zillow Offers and corresponding shift in our strategic plans, financial performance for prior and current periods may not be indicative of future performance. For additional information, see Note 3 in our Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
August 2022 Equity Award Actions
On August 3, 2022, upon the recommendation of the Compensation Committee of the Board, the Board approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees. The exercise price of eligible option awards was reduced to $38.78, which was the closing market price of our Class C capital stock on August 8, 2022. No other changes were made to the terms and conditions of the eligible option awards. In addition, the Board approved a supplemental grant of restricted stock units to eligible employees that was granted on August 8, 2022 and vests quarterly over a two-year period beginning in August 2022. The repricing of eligible option awards and the issuance of supplemental restricted stock units (collectively the “August 2022 Equity Award Actions”) has and is expected to continue to result in incremental share-based compensation expense over the remaining requisite service period, which is largely through the third quarter of 2024. For additional information regarding the August 2022 Equity Award Actions, see Note 16 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Financial Overview
For the three months ended March 31, 2023 and 2022, we generated total revenue of $469 million and $536 million, respectively, representing a year-over-year decrease of 13%. The decrease in total revenue was primarily attributable to the following:
•Residential revenue decreased by $57 million to $361 million for the three months ended March 31, 2023 compared to $418 million for the three months ended March 31, 2022, driven primarily by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations. These factors resulted in a 9% decrease in Residential revenue per visit.
•Mortgages revenue decreased by $20 million to $26 million for the three months ended March 31, 2023 compared to $46 million for the three months ended March 31, 2022, driven by a decrease in revenue from Custom Quote and Connect advertising services as well as a decrease in revenue generated from Zillow Home Loans, as total loan origination volume decreased 63% primarily resulting from a decrease in demand for refinance mortgages attributable to the higher interest rate environment as compared to the prior year period.

•Rentals revenue increased by $13 million to $74 million for the three months ended March 31, 2023 compared to $61 million for the three months ended March 31, 2022. The increase in Rentals revenue was primarily due to growth in average monthly rentals unique visitors which increased 16% to 29 million during the three months ended March 31, 2023 from 25 million during the three months ended March 31, 2022.
During the three months ended March 31, 2023 and 2022, we generated gross profit of $377 million and $444 million, respectively, representing a year-over-year decrease of 15%, due to the factors discussed below.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
Visits	2,487	2,627	(5)%
During the three months ended March 31, 2023, visits to our mobile applications and websites decreased by 5% compared to the three months ended March 31, 2022. This decrease was primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations.

Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our revenue depends in part, on users accessing our mobile applications and websites to engage in the sale, purchase and financing of homes, including with Zillow Home Loans, and a significant portion of our Residential revenue, Rentals revenue and Other revenue depend on advertisements being served to users of our mobile applications and websites.
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
The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
Average monthly unique users	212	211	—%
Loan Origination Volume
Loan origination volume is an important metric as it is a measure of how successful we are at the origination and subsequent sale of mortgage loan products through our mortgage origination business, Zillow Home Loans, which directly impacts our Mortgages revenue. Loan origination volume represents the total value of mortgage loan originations closed through Zillow Home Loans during the period.
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2022 to 2023 % Change
	2023	2022
Purchase loan origination volume	$259	$123	111%
Refinance loan origination volume	3	578	(99)%
Total loan origination volume	$262	$701	(63)%
During the three months ended March 31, 2023, total loan origination volume decreased 63% compared to the three months ended March 31, 2022. The decrease in total loan origination volume was primarily driven by interest rate increases which negatively impacted refinancing loan originations. The decrease in total loan origination volume was partially offset by the increase in purchase loan originations as we prioritize growth in Zillow Home Loans purchase originations.

Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended March 31,		2022 to 2023		Three Months Ended March 31,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Residential	$361	$418	$(57)	(14)%	77%	78%
Rentals	74	61	13	21	16	11
Mortgages	26	46	(20)	(43)	6	9
Other	8	11	(3)	(27)	2	2
Total revenue	$469	$536	$(67)	(13)%	100%	100%
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Total revenue decreased $67 million, or 13%, to $469 million:
•Residential revenue decreased 14% to $361 million, primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations. These factors resulted in a 16% decrease in Premier Agent revenue during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. These factors also resulted in a decrease in Residential revenue per visit, which decreased by 9% to $0.145 for the three months ended March 31, 2023 from $0.159 for the three months ended March 31, 2022. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period.
•Mortgages revenue decreased 43% to $26 million due to a decline in our Custom Quote and Connect advertising services revenue which drove 49% of the decrease in Mortgages revenue and a decrease in mortgage originations revenue which drove 47% of the decrease in Mortgages revenue. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 40% decrease in leads generated from marketing products sold to mortgage professionals driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period, as well as an increase in leads consumed by Zillow Home Loans. The decrease in mortgage originations revenue was due to a 63% decrease in total loan origination volume from $701 million for the three months ended March 31, 2022 to $262 million for the three months ended March 31, 2023, primarily resulting from a decrease in demand for refinance mortgages attributable to the higher interest rate environment as compared to the prior year period. The decrease in mortgage originations revenue was partially offset by a 19% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
•Rentals revenue increased 21% to $74 million. The increase in Rentals revenue was primarily due to growth in average monthly rentals unique visitors which increased 16% to 29 million during the three months ended March 31, 2023 from 25 million during the three months ended March 31, 2022. Average monthly rentals unique visitors are measured with Comscore data, which includes average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites. We expect Rentals revenue to increase in absolute dollars during the three months ending June 30, 2023, driven primarily by macroeconomic factors, including housing availability and affordability, as well as continued investment in growing our Rentals business.

Adjusted EBITDA

The following table summarizes net income (loss), which includes the impact of discontinued operations, and Adjusted EBITDA, which excludes the impact of discontinued operations (in millions, except percentages):

					% of Revenue
	Three Months Ended March 31,		2022 to 2023		Three Months Ended March 31,
	2023	2022	$ Change	% Change	2023	2022
Net income (loss)	$(22)	$16	$(38)	(238)%	(5)%	3%
Adjusted EBITDA	$104	$166	$(62)	(37)%	22%	31%
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q as it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash-flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income (loss) for each of the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2023	2022
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(22)	$16
Loss from discontinued operations, net of income taxes	—	9
Income taxes	—	5
Other income	(32)	(2)
Depreciation and amortization	40	39
Share-based compensation	103	77
Impairment and restructuring costs	6	14
Interest expense	9	8
Adjusted EBITDA	$104	$166
Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended March 31,		2022 to 2023		Three Months Ended March 31,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Cost of revenue	$92	$92	$—	—%	20%	17%
Gross profit	377	444	(67)	(15)	80	83
Operating expenses:
Sales and marketing	156	174	(18)	(10)	33	32
Technology and development	137	108	29	27	29	20
General and administrative	123	112	11	10	26	21
Impairment and restructuring costs	6	14	(8)	(57)	1	3
Total operating expenses	422	408	14	3	90	76
Other income	32	2	30	1,500	7	—
Interest expense	(9)	(8)	(1)	(13)	(2)	(1)
Income tax expense	—	(5)	5	100	—	(1)

Cost of Revenue
Cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile applications and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile applications and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. Cost of revenue also includes credit card fees and ad serving costs paid to third parties, and direct costs to originate mortgage loans, including underwriting and processing costs.
Cost of revenue was flat year over year, primarily driven by a $5 million decrease in lead acquisition costs due to a decrease in loan origination volume, partially offset by a $3 million increase in depreciation and amortization expense due to an increase in capitalized website and software development activities.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Gross profit decreased by $67 million, or 15%, due to a decrease in revenue, discussed above. Total gross margin decreased from 83% to 80%.
Sales and Marketing
Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount-related expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, including the customer connections team and mortgage loan officers and specialists, marketing and public relations employees, depreciation expense and amortization of certain intangible assets recorded in connection with acquisitions, including trade names and trademarks and customer relationships.
Sales and marketing expenses decreased $18 million, or 10%, due to decreases of $12 million in marketing and advertising costs and $5 million in headcount-related expenses due to active cost management, as well as a decrease of $3 million in depreciation and amortization expense. The decreases were partially offset by a $3 million increase in travel expenses. We expect sales and marketing expenses to increase in absolute dollars during the three months ending June 30, 2023 as we continue to invest and support the growth of our business.
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
Technology and development expenses increased $29 million, or 27%, primarily due to increases of $24 million in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, $3 million in professional services fees and $2 million in travel expenses.
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
General and administrative expenses increased $11 million, or 10%, primarily due to an increase of $14 million in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions.
Impairment and Restructuring Costs
Impairment costs of $6 million for the three months ended March 31, 2023 were primarily due to reductions in our right of use assets associated with changes in the use of certain office space in our lease portfolio. Restructuring costs of $14 million for the three months ended March 31, 2022 were primarily attributable to the wind down of Zillow Offers operations. These restructuring costs do not qualify as discontinued operations and related to employee termination costs. For additional information regarding the restructuring, see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and investments and fair value adjustments on an outstanding warrant.
Other income increased $30 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily driven by increases in returns on investments due to the higher interest rate environment as compared to the prior year period.
Interest Expense
Interest expense consists of interest and deferred issuance costs associated with our convertible senior notes as well as interest on the warehouse line of credit and on the master repurchase agreements related to our Zillow Home Loans business. Borrowings on the repurchase agreements bear interest at Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined in the governing agreements. Borrowings on the warehouse line of credit bear interest at Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined in the governing agreements. For additional details on our convertible senior notes and credit facilities, see Note 8 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Interest expense for the three months ended March 31, 2023 was slightly higher than for the three months ended March 31, 2022 due to the impact of higher interest rates on our Zillow Home Loans credit facilities, partially offset by lower average borrowings on the credit facilities. Borrowings on the credit facilities were lower during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to lower loan origination volumes, as discussed above.
Income Taxes
We are primarily subject to income taxes in the United States (federal and state), as well as certain foreign jurisdictions. As of March 31, 2023 and December 31, 2022, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2022, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $63 million (tax effected) as of December 31, 2022.
Income tax expense was not material for the three months ended March 31, 2023. We recorded income tax expense of $5 million for the three months ended March 31, 2022, primarily related to state income taxes.
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We generally reinvest available cash flows from operations into our business and to service our debt obligations.
Sources of Liquidity
At both March 31, 2023 and December 31, 2022, we had cash and cash equivalents, investments and restricted cash of $3.4 billion. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government treasury securities, U.S. government agency securities, investment grade corporate securities, and commercial paper. Restricted cash primarily consists of amounts held in escrow related to funding customer home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation insurance limits, as applicable. As of March 31, 2023, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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

Summarized Cash Flow Information
The cash flows related to discontinued operations have not been separated. Accordingly, the condensed consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations for the three months ended March 31, 2022. There were no cash flows related to discontinued operations for the three months ended March 31, 2023. See Note 3 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on discontinued operations, including supplemental cash flow information. The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2023	2022
Cash Flow Data:
Net cash provided by operating activities	$93	$3,392
Net cash used in investing activities	(97)	(563)
Net cash used in financing activities	(68)	(2,981)
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
For the three months ended March 31, 2023, net cash provided by operating activities was $93 million. This was driven by a net loss of $22 million, adjusted by share-based compensation of $103 million, depreciation and amortization of $40 million, amortization of contract cost assets of $6 million and amortization of right of use assets of $6 million. This was partially offset by $2 million in other adjustments to reconcile net loss to net cash provided by operating activities. Changes in operating assets and liabilities decreased cash provided by operating activities by $39 million. The changes in operating assets and liabilities are primarily related to a $27 million increase in prepaid expenses and other current assets due primarily to an increase in revenue from products and services billed in arrears, an $8 million decrease in lease liabilities due to contractual lease payments, a $7 million increase in mortgage loans held for sale due to an increase in loan origination volume, a $6 million increase in contract cost assets, a $3 million increase in accounts receivable and a $3 million decrease in accrued compensation and benefits. These changes were partially offset by a $10 million increase in accrued expenses and other current liabilities primarily driven by the timing of billings and a $5 million increase in deferred revenue.
For the three months ended March 31, 2022, net cash provided by operating activities was $3.4 billion. This was primarily driven by net income of $16 million, adjusted by share-based compensation of $91 million, depreciation and amortization of $43 million, amortization of debt discount and debt issuance costs of $23 million, a loss on extinguishment of debt of $14 million, amortization of contract cost assets of $8 million, amortization of right of use assets of $6 million and $2 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities increased cash provided by operating activities by $3.2 billion. The changes in operating assets and liabilities are primarily related to a $3.4 billion decrease in inventory and a $56 million decrease in accounts receivable, primarily associated with Zillow Offers as we wound down Zillow Offers operations, a $14 million decrease in mortgage loans held for sale, a $6 million increase in accounts payable driven by the timing of payments, a $5 million increase in deferred revenue and a $3 million increase in other long term liabilities. These changes were partially offset by a $247 million increase in prepaid expenses and other current assets related to the partial repayment of the term loans associated with our Zillow Offers securitization transactions, a $43 million decrease in accrued expenses and other current liabilities driven by the wind down of Zillow Offers operations, a $9 million decrease in lease liabilities, a $6 million decrease in accrued compensation and benefits, and a $4 million increase in contract cost assets.
Cash Flows Used In Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.

For the three months ended March 31, 2023, net cash used in investing activities was $97 million. This was the result of $57 million of net purchases of investments and $40 million of purchases of property and equipment and intangible assets.
For the three months ended March 31, 2022, net cash used in investing activities was $563 million. This was the result of $525 million purchases of investments and $38 million of purchases of property and equipment and intangible assets.
Cash Flows Used In Financing Activities
Net cash used in financing activities has primarily resulted from repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on the warehouse lines of credit and master repurchase agreements related to Zillow Home Loans, and, prior to September 30, 2022, settlement of long term debt including our Zillow Offers securitization term loans, proceeds from our Zillow Offers securitization transaction, and proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers.
For the three months ended March 31, 2023, net cash used in financing activities was $68 million, which was primarily related to $86 million of cash paid for share repurchases. The cash outflows were partially offset by $13 million of proceeds from the exercise of option awards and $5 million of net borrowings on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
For the three months ended March 31, 2022, cash used in financing activities was $3.0 billion, which was primarily related to $2.2 billion of repayments on borrowings of our credit facilities related to Zillow Offers, $439 million for the partial repayment of the term loans associated with the Zillow Offers securitization transactions, $348 million of cash paid for share repurchases and $25 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans. The cash outflows were partially offset by $36 million of proceeds from the exercise of option awards.
Capital Resources
We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, infrastructure and continued investments in sales and marketing. To finance these investments and ongoing operations, and in the event that we require additional funding to support strategic business opportunities, we have issued convertible senior notes. As of March 31, 2023, we have outstanding a total of $1.7 billion aggregate principal of convertible senior notes outstanding. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our convertible senior notes as of the periods presented (in millions, except interest rates):

			March 31, 2023	December 31, 2022
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$495	$495
May 15, 2025	565	2.75%	560	560
September 1, 2024	608	0.75%	606	605
Total	$1,672		$1,661	$1,660
Refer to Note 8 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our convertible senior notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
The Board has authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. During the three months ended March 31, 2023, we repurchased 0.3 million shares of Class A common stock and 1.7 million shares of Class C capital stock at an average price of $42.44 and $42.96 per share, respectively, for an aggregate purchase price of $13 million and $73 million, respectively. As of March 31, 2023, $414 million remained available for future repurchases pursuant to this authorization, which repurchases decrease our liquidity and capital resources when effected. For additional information on this authorization, see Notes 13 and 15 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our warehouse line of credit and master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at March 31, 2023	Outstanding Borrowings at December 31, 2022	Weighted Average Interest Rate
Credit Suisse AG, Cayman Islands	March 11, 2024	$50	$25	$23	6.81%
Citibank, N.A.	June 9, 2023	100	—	3	6.64%
Comerica Bank	June 24, 2023	50	17	11	6.76%
	Total	$200	$42	$37
Refer to Note 8 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s warehouse line of credit and master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates, as well as the associated coupon interest. As of March 31, 2023, we have an outstanding aggregate principal amount of convertible senior notes of $1.7 billion, none of which is payable within 12 months. Future interest payments associated with the convertible senior notes total $69 million, with $27 million payable within 12 months. Refer to Note 8 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our convertible senior notes.
Credit Facilities - Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreements to finance mortgages originated through Zillow Home Loans. As of March 31, 2023, we have outstanding principal amounts of $42 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. For additional information regarding our operating leases, see Note 12 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additionally, as of March 31, 2023, we had outstanding letters of credit of approximately $12 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. During the three months ended March 31, 2023, there were no material changes to the purchase commitments disclosed in Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the real estate market and the broader economy have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
As of March 31, 2023, we had approximately $1.7 billion aggregate principal amount of convertible senior notes outstanding with maturities ranging from September 2024 through September 2026. All outstanding convertible senior notes bear fixed rates of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse line of credit and master repurchase agreements, which can negatively impact our net income (loss). This risk is primarily mitigated through expedited sale of our loans. As of March 31, 2023 and December 31, 2022, we had $42 million and $37 million, respectively, of outstanding borrowings on our warehouse line of credit and master repurchase agreements which bear interest either at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements, or BSBY plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in SOFR or BSBY, as applicable, would not have a material effect on our annual interest expense associated with the warehouse line of credit and master repurchase agreements as of March 31, 2023 and December 31, 2022.
For additional details related to our credit facilities and convertible senior notes, see Note 8 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, significant inflationary pressures, including the highest levels of sustained inflation in nearly four decades. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several quarters. In response to ongoing inflationary pressures in the United States, the Federal Reserve has implemented a number of increases to the federal funds rate in recent quarters. These increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The increase in mortgage interest rates across the industry has decreased demand for mortgages overall and, in turn, had an adverse impact on our Mortgages revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 13 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2023.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended March 31, 2023 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
January 1 - January 31, 2023	—	—	$—	$—	—	$500
February 1 -February 28, 2023	229	1,125	42.70	43.32	1,354	442
March 1 - March 31, 2023	85	573	41.73	42.26	658	414
Total	314	1,698			2,012

(1) On December 2, 2021, the Board authorized a stock repurchase program granting the authority to repurchase up to $750 million of its Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1 billion (together the “Repurchase Authorizations”) of its Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, the Board of Directors further expanded the Repurchase Authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. There were no repurchases of convertible senior notes during the three months ended March 31, 2023. The Repurchase Authorizations do not have an expiration date.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

^	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2023	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer