Form 10-Q
period 2023-06-30
ZILLOW GROUP, INC.
filed 2023-08-02
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2023, 56,684,307 shares of Class A common stock, 6,217,447 shares of Class B common stock and 169,924,312 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2023

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,566	$1,466
Short-term investments	1,745	1,896
Accounts receivable, net of allowance for doubtful accounts	90	72
Mortgage loans held for sale	73	41
Prepaid expenses and other current assets	155	126
Restricted cash	2	2
Total current assets	3,631	3,603
Contract cost assets	23	23
Property and equipment, net	309	271
Right of use assets	108	126
Goodwill	2,374	2,374
Intangible assets, net	153	154
Other assets	20	12
Total assets	$6,618	$6,563
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21	$20
Accrued expenses and other current liabilities	118	90
Accrued compensation and benefits	50	48
Borrowings under credit facilities	66	37
Deferred revenue	49	44
Lease liabilities, current portion	29	31
Total current liabilities	333	270
Lease liabilities, net of current portion	126	139
Convertible senior notes	1,663	1,660
Other long-term liabilities	10	12
Total liabilities	2,132	2,081
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 56,684,307 and 57,494,698 shares as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 169,820,864 and 170,555,565 shares as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	6,174	6,109
Accumulated other comprehensive loss	(19)	(15)
Accumulated deficit	(1,669)	(1,612)
Total shareholders’ equity	4,486	4,482
Total liabilities and shareholders’ equity	$6,618	$6,563

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$506	$504	$975	$1,040
Cost of revenue	104	97	196	189
Gross profit	402	407	779	851
Operating expenses:
Sales and marketing	173	163	329	337
Technology and development	140	119	277	227
General and administrative	153	120	276	232
Impairment and restructuring costs	2	—	8	14
Acquisition-related costs	1	—	1	—
Total operating expenses	469	402	891	810
Income (loss) from continuing operations	(67)	5	(112)	41
Other income	42	5	74	7
Interest expense	(9)	(9)	(18)	(17)
Income (loss) from continuing operations before income taxes	(34)	1	(56)	31
Income tax benefit (expense)	(1)	9	(1)	4
Net income (loss) from continuing operations	(35)	10	(57)	35
Net loss from discontinued operations, net of income taxes	—	(2)	—	(11)
Net income (loss)	$(35)	$8	$(57)	$24
Net income (loss) from continuing operations per share:
Basic	$(0.15)	$0.04	$(0.24)	$0.14
Diluted	$(0.15)	$0.04	$(0.24)	$0.13
Net income (loss) per share:
Basic	$(0.15)	$0.03	$(0.24)	$0.10
Diluted	$(0.15)	$0.03	$(0.24)	$0.09
Weighted-average shares outstanding:
Basic	233,629	243,942	234,023	246,229
Diluted	233,629	245,163	234,023	248,544
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(35)	$8	$(57)	$24
Other comprehensive loss:
Unrealized losses on investments	(16)	(12)	(4)	(20)
Total other comprehensive loss	(16)	(12)	(4)	(20)
Comprehensive income (loss)	$(51)	$(4)	$(61)	$4
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2023	233,994	$—	$6,157	$(1,634)	$(3)	$4,520
Issuance of common and capital stock upon exercise of stock options	450	—	17	—	—	17
Vesting of restricted stock units	1,556	—	—	—	—	—
Share-based compensation expense	—	—	150	—	—	150
Repurchases of Class A common stock and Class C capital stock	(3,277)	—	(150)	—	—	(150)
Net loss		—	—	(35)	—	(35)
Other comprehensive loss	—	—	—	—	(16)	(16)
Balance at June 30, 2023	232,723	$—	$6,174	$(1,669)	$(19)	$4,486

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2022	246,268	$—	$6,298	$(1,495)	$(1)	$4,802
Issuance of common and capital stock upon exercise of stock options	188	—	6	—	—	6
Vesting of restricted stock units	1,122	—	—	—	—	—
Share-based compensation expense	—	—	112	—	—	112
Repurchases of Class A common stock and Class C capital stock	(6,437)	—	(249)	—	—	(249)
Net income	—	—	—	8	—	8
Other comprehensive loss	—	—	—	—	(12)	(12)
Balance at June 30, 2022	241,141	$—	$6,167	$(1,487)	$(13)	$4,667

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2023	234,268	$—	$6,109	$(1,612)	$(15)	$4,482
Issuance of common and capital stock upon exercise of stock options	823	—	30	—	—	30
Vesting of restricted stock units	2,921	—	—	—	—	—
Share-based compensation expense	—	—	271	—	—	271
Repurchases of Class A common stock and Class C capital stock	(5,289)	—	(236)	—	—	(236)
Net loss	—	—	—	(57)	—	(57)
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at June 30, 2023	232,723	$—	$6,174	$(1,669)	$(19)	$4,486

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	250,630	$—	$7,001	$(1,667)	$7	$5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of common and capital stock upon exercise of stock options	995	—	42	—	—	42
Vesting of restricted stock units	1,811	—	—	—	—	—
Share-based compensation expense	—	—	213	—	—	213
Repurchases of Class A common stock and Class C capital stock	(12,295)	—	(597)	—	—	(597)
Net income	—	—	—	24	—	24
Other comprehensive loss	—	—	—	—	(20)	(20)
Balance at June 30, 2022	241,141	$—	$6,167	$(1,487)	$(13)	$4,667
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(57)	$24
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85	87
Share-based compensation	233	193
Amortization of right of use assets	12	11
Amortization of contract cost assets	11	16
Amortization of debt discount and debt issuance costs	3	24
Loss on extinguishment of debt	—	21
Accretion of bond discount	(20)	(11)
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	1	11
Changes in operating assets and liabilities:
Accounts receivable	(19)	81
Mortgage loans held for sale	(32)	46
Inventory	—	3,881
Prepaid expenses and other assets	(30)	4
Contract cost assets	(11)	(8)
Lease liabilities	(15)	(8)
Accounts payable	—	(1)
Accrued expenses and other current liabilities	27	(69)
Accrued compensation and benefits	2	(47)
Deferred revenue	5	1
Other long-term liabilities	(2)	(1)
Net cash provided by operating activities	193	4,255
Investing activities
Proceeds from maturities of investments	806	160
Purchases of investments	(638)	(1,023)
Purchases of property and equipment	(66)	(60)
Purchases of intangible assets	(18)	(11)
Net cash provided by (used in) investing activities	84	(934)
Financing activities
Repayments of borrowings on credit facilities	—	(2,205)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	29	(58)
Repurchases of Class A common stock and Class C capital stock	(236)	(597)
Settlement of long-term debt	—	(1,158)
Proceeds from exercise of stock options	30	42
Net cash used in financing activities	(177)	(3,976)
Net increase (decrease) in cash, cash equivalents and restricted cash during period	100	(655)
Cash, cash equivalents and restricted cash at beginning of period	1,468	2,838
Cash, cash equivalents and restricted cash at end of period	$1,568	$2,183
Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$38	$20
Write-off of fully depreciated property and equipment	16	33
Write-off of fully amortized intangible assets	2	196
Recognition of operating right of use assets and lease liabilities	—	14
Settlement of beneficial interests in securitizations	—	79
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
Our portfolio of affiliates, subsidiaries and brands includes Zillow, Zillow Premier Agent, Zillow Home Loans (our affiliate lender), Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including Mortech, New Home Feed and ShowingTime+, which includes ShowingTime, Bridge Interactive and dotloop.

In the fourth quarter of 2021, we began to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the country. The wind down was completed in the third quarter of 2022, and we have presented the financial results of Zillow Offers as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2022. No assets or liabilities were classified as discontinued operations as of December 31, 2022. See Note 3 for additional information.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2023 and our results of operations, comprehensive income (loss), and shareholders’ equity for the three and six month periods ended June 30, 2023 and 2022, and cash flows for the six month periods ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for any interim period, or for any other future year. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Unless indicated otherwise, the information in the Notes to Condensed Consolidated Financial Statements relates to our continuing operations and does not include the results of discontinued operations.
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
Beginning in 2023, our chief operating decision maker, who is our chief executive officer, manages our business, makes operating decisions and evaluates operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. This aligns to our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. This resulted in revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker. Accordingly, we have realigned our operating structure, resulting in a single operating and reportable segment. In line with this, the nature and substance of the information regularly provided to our segment manager similarly changed, and we determined that we have only one reporting unit. Because the segment change impacted the structure of our reporting units, we performed a qualitative goodwill impairment assessment immediately before and immediately after the change in reporting units. Based on those assessments, we determined it was more likely than not that the fair value of our current and legacy reporting units exceeded their respective carrying values. Therefore, we concluded that it was not necessary to perform a quantitative impairment test.

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
Rentals. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants under the Zillow and StreetEasy brands. Rentals revenue includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, lease, listing or impression basis or for a fixed fee for certain advertising packages. We recognize revenue as leads, clicks and impressions are provided to rental professionals, or as rental listings are published on our mobile applications and websites, which is the amount for which we have the right to invoice. We recognize revenue related to our fixed fee rentals product on a straight-line basis over the contract term as the performance obligations, rental listings on our mobile applications and websites, are satisfied over time based on time elapsed. The number of leases generated through our rentals pay per lease product, Zillow Lease Connect, during the period is accounted for as variable consideration, and we estimate the amount of variable consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved. We record a corresponding contract asset for the estimate of variable consideration for Zillow Lease Connect when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the execution of a lease, we reclassify amounts to accounts receivable. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee. We recognize revenue for the rental applications product on a straight-line basis during the contractual period over which the customer has the right to access and submit the rental application.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, restructuring costs, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, the presentation of discontinued and continuing operations, business combinations and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the residential housing market and interest rate environment have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
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
The wind down of Zillow Offers was completed in the third quarter of 2022, at which time Zillow Offers met the criteria for discontinued operations. Accordingly, we have presented the results of operations, excluding allocation of any general corporate expenses, of Zillow Offers as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2022. No assets or liabilities were classified as discontinued operations as of December 31, 2022.
The following table presents the major classes of line items of the discontinued operations included in the condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$505	$4,226
Cost of revenue	469	3,999
Gross profit	36	227
Operating expenses:
Sales and marketing	19	152
Technology and development	—	6
General and administrative	3	10
Restructuring costs	1	25
Total operating expenses	23	193
Income from discontinued operations	13	34
Loss on extinguishment of debt	(7)	(21)
Other income	7	13
Interest expense	—	(36)
Income (loss) from discontinued operations before income taxes	13	(10)
Income tax expense	(15)	(1)
Net loss from discontinued operations	$(2)	$(11)
Net loss from discontinued operations per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

The following table presents significant non-cash items and capital expenditures of the discontinued operations for the six months ended June 30, 2022 (in millions):

Amortization of debt discount and debt issuance costs	$21
Loss on debt extinguishment	21
Share-based compensation	15
Inventory valuation adjustment	9
Depreciation and amortization	7
Settlement of beneficial interests in securitizations	(79)
Restructuring
Restructuring charges attributable to continuing operations relate to employee termination costs and certain indirect costs that do not qualify as discontinued operations. Restructuring costs totaled $2 million for the three and six month periods ended June 30, 2023 and primarily pertained to employee termination costs that did not relate to the Zillow Offers wind down.
There were no restructuring costs attributable to continuing operations for the three months ended June 30, 2022. Restructuring costs totaled $14 million for the six months ended June 30, 2022 and were related to the Zillow Offers wind down. Cumulative restructuring charges attributable to continuing operations related to the Zillow Offers wind down as of June 30, 2022 totaled $23 million.
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

	June 30, 2023	December 31, 2022
Range	48% - 99%	47% - 100%
Weighted-average	83%	87%
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in millions):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,394	$1,394	$—	$—
Commercial paper	115		115
Short-term investments:
U.S. government treasury securities	1,529	—	1,529	—
Corporate bonds	160	—	160	—
Commercial paper	42	—	42	—
U.S. government agency securities	14	—	14	—
Mortgage origination-related:
Mortgage loans held for sale	73	—	73	—
IRLCs - other current assets	1	—	—	1
Forward contracts - other current assets	1	—	1	—
Total	$3,329	$1,394	$1,934	$1

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,338	$1,338	$—	$—
Short-term investments:
U.S. government treasury securities	1,716	—	1,716	—
Corporate bonds	161	—	161	—
Commercial paper	10	—	10	—
U.S. government agency securities	9	—	9	—
Mortgage origination-related:
Mortgage loans held for sale	41	—	41	—
Forward contracts - other current assets	1	—	1	—
Total	$3,276	$1,338	$1,938	$—
At June 30, 2023, the notional amounts of the economic hedging instruments related to our mortgage loans held for sale were $118 million and $155 million for our IRLCs and forward contracts, respectively. At December 31, 2022, the notional amounts of the economic hedging instruments related to our mortgage loans held for sale were $62 million and $90 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 8 for the carrying amounts and estimated fair values of our convertible senior notes.

Note 5. Cash and Cash Equivalents, Investments and Restricted Cash
The following table presents the amortized cost and estimated fair market value of our cash and cash equivalents, investments, and restricted cash as of the dates presented (in millions):

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Cash	$57	$57	$128	$128
Cash equivalents:
Money market funds	1,394	1,394	1,338	1,338
Commercial paper	115	115	—	—
Short-term investments:
U.S. government treasury securities (1)	1,547	1,529	1,731	1,716
Corporate bonds	160	160	162	161
Commercial paper	42	42	10	10
U.S. government agency securities	14	14	9	9
Restricted cash	2	2	2	2
Total	$3,331	$3,313	$3,380	$3,364

(1) The estimated fair market value includes $18 million and $15 million of gross unrealized losses as of June 30, 2023 and December 31, 2022, respectively.
The following table presents available-for-sale investments by contractual maturity date as of June 30, 2023 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$718	$714
Due after one year	1,045	1,031
Total	$1,763	$1,745
Note 6. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	June 30, 2023	December 31, 2022
Website development costs	$378	$291
Leasehold improvements	90	90
Office equipment, furniture and fixtures	23	24
Computer equipment	18	18
Construction-in-progress	1	7
Property and equipment	510	430
Less: accumulated amortization and depreciation	(201)	(159)
Property and equipment, net	$309	$271
We recorded depreciation expense related to property and equipment (other than website development costs) of $6 million for each of the three months ended June 30, 2023 and 2022, and $12 million and $13 million for the six months ended June 30, 2023 and 2022, respectively.

We capitalized website development costs of $50 million and $34 million for the three months ended June 30, 2023 and 2022, respectively, and $95 million and $67 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for website development costs included in cost of revenue was $27 million and $18 million for the three months ended June 30, 2023 and 2022, respectively, and $49 million and $31 million for the six months ended June 30, 2023 and 2022, respectively.
Note 7. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	June 30, 2023
	Cost	Accumulated Amortization	Net
Software	$72	$(21)	$51
Customer relationships	58	(14)	44
Trade names and trademarks	45	(17)	28
Developed technology	49	(22)	27
Purchased content	11	(8)	3
Total	$235	$(82)	$153

	December 31, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$59	$(10)	$49
Software	54	(15)	39
Developed technology	49	(15)	34
Trade names and trademarks	45	(15)	30
Purchased content	8	(6)	2
Total	$215	$(61)	$154
Amortization expense recorded for intangible assets was $12 million and $17 million for the three months ended June 30, 2023 and 2022, respectively, and $24 million and $36 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the three or six months ended June 30, 2023 or 2022.

Note 8. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	June 30, 2023	December 31, 2022
Credit facilities
Master repurchase agreements:
Atlas Securitized Products, L.P. (1)	$19	$23
JPMorgan Chase Bank, N.A.	8	—
Citibank, N.A.	—	3
Warehouse line of credit:
Comerica Bank	39	11
Total credit facilities	66	37
Convertible senior notes
1.375% convertible senior notes due 2026	496	495
2.75% convertible senior notes due 2025	561	560
0.75% convertible senior notes due 2024	606	605
Total convertible senior notes	1,663	1,660
Total debt	$1,729	$1,697

(1) Agreement was reassigned from Credit Suisse AG, Cayman Islands (“Credit Suisse”) on May 25, 2023. See Credit Facilities section below for further information.
Credit Facilities
To provide capital for Zillow Home Loans, we utilize master repurchase agreements and a warehouse line of credit. The following table summarizes certain details related to our outstanding master repurchase agreements and warehouse line of credit as of June 30, 2023 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
Atlas Securitized Products, L.P.	March 11, 2024	$50	7.07%
JPMorgan Chase Bank, N.A.	May 30, 2024	100	6.75%
Comerica Bank	December 29, 2023	50	7.05%
	Total	$200
On May 25, 2023, the Zillow Home Loans master repurchase agreement with Credit Suisse was reassigned to Atlas Securitized Products, L.P. (“Atlas”). No other material changes were made to the master repurchase agreement in connection with the reassignment.
On June 1, 2023, Zillow Home Loans entered into a master repurchase agreement with JPMorgan Chase Bank, N.A. (“JPMC”). The master repurchase agreement provides a total maximum borrowing capacity of $100 million, $25 million of which is committed, until May 30, 2024.
On June 9, 2023, the Zillow Home Loans master repurchase agreement with Citibank N.A., which had a maximum borrowing capacity of $100 million, expired and was not renewed.
On June 24, 2023, Zillow Home Loans amended its warehouse line of credit with Comerica Bank to extend the maturity date to December 29, 2023. In accordance with this amendment, Zillow Home Loans will not be permitted to draw additional amounts on the warehouse line of credit after September 30, 2023.

In accordance with the master repurchase agreements, Atlas and JPMC (together the “Lenders”) have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. At both June 30, 2023 and December 31, 2022, $28 million in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the repurchase agreements and warehouse line of credit bear interest either at a floating rate based on Secured Overnight Financing Rate plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin, as defined by the governing agreements. The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2023, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
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
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

					June 30, 2023		December 31, 2022
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$3	$647	$4	$504
May 15, 2025	565	2.75%	3.20%	May 15; November 15	4	601	5	531
September 1, 2024	608	0.75%	1.02%	March 1; September 1	2	774	3	629
Total	$1,672				$9	$2,022	$12	$1,664

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$2	$1	$3	$1	$—	$1
May 15, 2025	4	1	5	4	1	5
September 1, 2024	1	—	1	2	—	2
Total	$7	$2	$9	$7	$1	$8

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$4	$1	$5	$3	$—	$3
May 15, 2025	8	1	9	8	1	9
September 1, 2024	2	1	3	3	1	4
Total	$14	$3	$17	$14	$2	$16

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
There were no conversions of the Notes during the three and six months ended June 30, 2023 or 2022.
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended June 30, 2023. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders from July 1 through September 30, 2023.
For additional details related to our convertible senior notes, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Note 9. Income Taxes
We are primarily subject to income taxes in the United States (federal and state), as well as certain foreign jurisdictions. As of June 30, 2023 and December 31, 2022, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2022, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $63 million (tax effected) as of December 31, 2022.

Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. We recorded income tax expense of $1 million for the three and six months ended June 30, 2023, primarily related to state income taxes. We recorded an income tax benefit of $9 million for the three months ended June 30, 2022 and an income tax benefit of $4 million for the six months ended June 30, 2022, primarily related to state income taxes.
Note 10. Share Repurchase Authorizations
Prior to July 31, 2023, the Board authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof (together the “Repurchase Authorizations”). For additional information on these authorizations, see Note 13 to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of June 30, 2023, $264 million remained available for future repurchases pursuant to the Repurchase Authorizations. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of our Class A common stock, Class C capital stock, convertible senior notes or a combination thereof, which increases the amount available for future repurchases to $1.0 billion under our total Repurchase Authorizations of $2.5 billion.
The following table summarizes, on a settlement date basis, our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	496	2,781	1,165	5,272
Weighted-average price per share	$45.18	$45.86	$38.31	$38.91
Total purchase price	$23	$127	$44	$205

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	810	4,479	2,577	9,718
Weighted-average price per share	$44.12	$44.76	$49.30	$48.40
Total purchase price	$36	$200	$127	$470

Note 11. Share-Based Awards
In addition to the option awards and restricted stock units typically granted under the Zillow Group, Inc. 2020 Incentive Plan (the “2020 Plan”) which vest quarterly over four years, during the first quarter of 2023, the Compensation Committee of the Board approved option and restricted stock unit awards granted under the 2020 Plan in connection with the 2022 annual review cycle that vest quarterly over three years. The exercisability terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan. For additional information regarding our share-based awards, see Note 16 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2023:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	28,598	$44.90	7.08	$15
Granted	6,287	42.16
Exercised	(823)	37.60
Forfeited or cancelled	(671)	49.94
Outstanding at June 30, 2023	33,391	44.46	7.21	276
Vested and exercisable at June 30, 2023	18,805	44.88	5.94	160
The following assumptions were used to determine the fair value of all option awards granted for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	61%	60%	55% - 61%	55% - 60%
Risk-free interest rate	3.75%	2.97%	3.75% - 4.04%	1.94% - 2.97%
Weighted-average expected life	5.25 years	5.00 years	5.25 - 6.50 years	4.50 - 6.00 years
Weighted-average fair value of options granted	$25.81	$17.82	$23.76	$24.60
As of June 30, 2023, there was a total of $426 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2023:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2023	10,930	$46.85
Granted	7,331	42.49
Vested	(2,921)	47.16
Forfeited	(512)	46.21
Unvested outstanding at June 30, 2023	14,828	44.66
As of June 30, 2023, there was a total of $604 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$4	$4	$8	$7
Sales and marketing	19	14	35	25
Technology and development	42	38	81	66
General and administrative	65	43	109	78
Share-based compensation - continuing operations	130	99	233	176
Share-based compensation - discontinued operations	—	3	—	17
Total share-based compensation	$130	$102	$233	$193
Note 12. Net Income (Loss) Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) and net income (loss) from continuing operations per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Denominator for basic calculation	233,629	243,942	234,023	246,229
Effect of dilutive securities:
Option awards	—	964	—	1,757
Unvested restricted stock units	—	257	—	558
Denominator for dilutive calculation	233,629	245,163	234,023	248,544
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) and net income (loss) from continuing operations per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average Class A common stock and Class C capital stock option awards outstanding	22,315	207	20,045	2,650
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	15,366	7,357	13,746	5,284
Class C capital stock issuable upon conversion of the Notes	33,855	33,855	33,855	33,855
Total Class A common stock and Class C capital stock equivalents	71,536	41,419	67,646	41,789

Note 13. Commitments and Contingencies
Commitments
During the three and six months ended June 30, 2023, there were no material changes to the commitments disclosed in Note 18 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of June 30, 2023 or December 31, 2022.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied. On October 11, 2019, plaintiffs filed a motion for class certification which was granted by the court on October 28, 2020. On February 17, 2021, the Ninth Circuit Court of Appeals denied our petition for review of that decision. On October 21, 2022, the parties jointly filed a notice of settlement with the U.S. District Court for the Western District of Washington to inform the court that the parties have reached an agreement to settle this action. On March 31, 2023, the plaintiffs filed a motion seeking preliminary approval of the parties’ proposed settlement, which motion was granted by the court on April 3, 2023. The terms of the parties’ proposed settlement agreement are contained in the settlement documents filed with the court on March 31, 2023. The court has set August 8, 2023 as the hearing date for final approval of the settlement. The full amount of the settlement payment has been paid by our insurance carriers under the applicable insurance policy and pursuant to the terms of the proposed settlement, and is currently being held in escrow by plaintiff’s counsel pending final approval of the settlement.

In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court (the “Federal Suit”). On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court (the “State Suit”). The Federal Suit and State Suit were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the Federal Suit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the Federal Suit was denied. On February 16, 2021, the court in the State Suit matter stayed the action. On March 5, 2021, a new shareholder derivative lawsuit was filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices, alleging, among other things, violations of federal securities laws. The U.S. District Court for the Western District of Washington formally consolidated the new lawsuit with the other consolidated Federal Suit pending in that court on June 15, 2021. On November 14, 2022, the parties jointly filed a stipulation with the U.S. District Court for the Western District of Washington informing the court that, among other things, they have agreed in principle to all material terms of a settlement. On April 20, 2023, the plaintiffs filed a motion seeking preliminary approval of the parties’ proposed settlement, which motion was granted by the court on April 25, 2023. The terms of the parties’ proposed settlement agreement are contained in the settlement documents filed with the court on April 20, 2023 and found on Zillow’s Investor Relations page at https://investors.zillowgroup.com/investors/resources/investor-faqs/default.aspx. The court has set August 29, 2023 as the hearing date for final approval of the settlement. The full amount of plaintiffs’ attorneys’ fees and costs associated with the settlement is expected to be paid by our insurance carriers under the applicable insurance policy and pursuant to the terms of the proposed settlement.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. Our motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the court seeking a stay of this action, which was granted by the court on November 1, 2022. On November 25, 2022, Zillow filed a motion to join an IPR petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp., IPR2022-00646 concerning the final remaining patent in this action, which the court granted on April 20, 2023. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.

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
On March 10, 2022, May 5, 2022 and July 20, 2022 shareholder derivative suits were filed in the U.S. District Court for the Western District of Washington and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County (the “2022 State Suit”), against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On June 1, 2022 and September 14, 2022, the U.S. District Court for the Western District of Washington issued orders consolidating the three federal derivative suits and staying the consolidated action until further order of the court. On September 15, 2022, the Superior Court of the State of Washington entered a temporary stay in the 2022 State Suit. Upon the filing of the defendants’ answer in the related securities class action lawsuit on January 23, 2023, the stay in the 2022 State Suit was lifted. A partial stay was then reentered in the 2022 State Suit on June 26, 2023. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We do not believe that a loss related to these lawsuits is probable.
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
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Residential	$380	$392	$741	$810
Rentals	91	71	165	132
Mortgages	24	29	50	75
Other	11	12	19	23
Total revenue	$506	$504	$975	$1,040
Contract Balances
Contract assets represent our right to consideration in exchange for goods and services that we have transferred to the customer when that right is conditional on something other than the passage of time. Contract assets are primarily related to our Premier Agent Flex, Zillow Lease Connect and StreetEasy Experts offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and StreetEasy Experts, and qualified leases to be secured for Zillow Lease Connect. The current portion of contract assets is recorded within prepaid expenses and other current assets and the long-term portion of contract assets is recorded within other assets in our condensed consolidated balance sheets and totaled $90 million and $71 million as of June 30, 2023 and December 31, 2022, respectively.
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
For the three months ended June 30, 2023, the opening balance of deferred revenue was $49 million, of which $46 million was recognized as revenue during the period. For the three months ended June 30, 2022, the opening balance of deferred revenue was $56 million, of which $52 million was recognized as revenue during the period.

For the six months ended June 30, 2023, the opening balance of deferred revenue was $44 million, of which $42 million was recognized as revenue during the period. For the six months ended June 30, 2022, the opening balance of deferred revenue was $51 million, of which $49 million was recognized as revenue during the period. As of June 30, 2023 and 2022, deferred revenue was $49 million and $52 million, respectively.
Note 15. Subsequent Event
Acquisition of Aryeo, Inc.
On July 31, 2023, Zillow Group, Inc. acquired Aryeo, Inc., a software company which serves real estate photographers, for approximately $35 million in a combination of cash and our Class C capital stock, subject to certain adjustments. The purchase price will be allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. We are in the process of performing the procedures necessary to determine the purchase price allocation.

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
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including Mortech, New Home Feed and ShowingTime+, which includes ShowingTime, Bridge Interactive and dotloop.
As of June 30, 2023, we had 5,991 employees compared to 5,724 employees as of December 31, 2022.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations and inflationary conditions. These factors may have a negative impact on the number of transactions consumers complete using our products and services and on demand for our advertising services. According to industry data from the National Association of REALTORS®, total residential real estate transaction dollars declined more than 20% during both the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Despite the industry headwinds and total residential real estate transaction value declines, we continue to invest in the execution of our strategy to increase customer transactions and revenue per transaction. We believe this continued investment in our strategic priorities has resulted in year over year Residential revenue results, described below, for the three and six months ended June 30, 2023 as compared to the same periods in the prior year, that exceeded residential real estate industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
Rentals. Rentals revenue includes advertising and a suite of tools sold to property managers, landlords and other rental professionals on a cost per lead, lease, listing or impression basis or for a fixed fee for certain advertising packages through both the Zillow and StreetEasy brands. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee.
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

Financial Overview
For the three months ended June 30, 2023 and 2022, we generated total revenue of $506 million and $504 million, respectively, an increase of $2 million. The change in total revenue was primarily attributable to the following:
•Rentals revenue increased by $20 million to $91 million for the three months ended June 30, 2023 compared to $71 million for the three months ended June 30, 2022. The increase in Rentals revenue was primarily due to growth in average monthly rentals unique visitors which increased 15% to 31 million during the three months ended June 30, 2023 from 27 million during the three months ended June 30, 2022. The increase in Rentals revenue was also driven by a 12% increase in quarterly revenue per average monthly rentals unique visitor to $2.94 for the three months ended June 30, 2023 as compared to $2.63 for the three months ended June 30, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers.
•Residential revenue decreased by $12 million to $380 million for the three months ended June 30, 2023 compared to $392 million for the three months ended June 30, 2022, primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations. The decrease in Residential revenue was driven by an 8% decrease in the number of visits for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to these macro housing market factors. The impact of the decrease in visits was partially offset by a 6% increase in Residential revenue per visit, driven by continued improvement in our ability to connect high-intent customers.
•Mortgages revenue decreased by $5 million to $24 million for the three months ended June 30, 2023 compared to $29 million for the three months ended June 30, 2022, primarily due to a decrease in revenue from Custom Quote and Connect advertising services driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period. This resulted in a 23% decrease in leads generated from marketing products sold to mortgage professionals.
During the three months ended June 30, 2023 and 2022, we generated gross profit of $402 million and $407 million, respectively, representing a year-over-year decrease of 1%.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
Visits	2,653	2,897	(8)%	5,140	5,524	(7)%

During the three months ended June 30, 2023, visits to our mobile applications and websites decreased by 8% compared to the three months ended June 30, 2022. During the six months ended June 30, 2023, visits to our mobile applications and websites decreased by 7% compared to the six months ended June 30, 2022. These decreases were primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations.
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
The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
Average monthly unique users	226	234	(3)%	219	222	(1)%
During the three and six months ended June 30, 2023, average monthly unique users decreased by 3% and 1%, respectively, compared to each of the three and six months ended June 30, 2022. These decreases were primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2022 to 2023 % Change	Six Months Ended June 30,		2022 to 2023 % Change
	2023	2022		2023	2022
Purchase loan origination volume	$336	$194	73%	$595	$317	88%
Refinance loan origination volume	4	136	(97)%	7	714	(99)%
Total loan origination volume	$340	$330	3%	$602	$1,031	(42)%
During the three months ended June 30, 2023, total loan origination volume increased 3% compared to the three months ended June 30, 2022. This increase was primarily driven by the continued growth in Zillow Home Loans purchase loan originations, partially offset by interest rate increases which negatively impacted refinance loan originations. During the six months ended June 30, 2023, total loan origination volume decreased 42% compared to the six months ended June 30, 2022. This decrease was primarily driven by interest rate increases which negatively impacted refinance loan originations, partially offset by the increase in purchase loan originations as we continue to prioritize growth in Zillow Home Loans purchase originations.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended June 30,		2022 to 2023		Three Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Residential	$380	$392	$(12)	(3)%	75%	78%
Rentals	91	71	20	28	18	14
Mortgages	24	29	(5)	(17)	5	6
Other	11	12	(1)	(8)	2	2
Total revenue	$506	$504	$2	—%	100%	100%

					% of Total Revenue
	Six Months Ended June 30,		2022 to 2023		Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Residential	$741	$810	$(69)	(9)%	76%	78%
Rentals	165	132	33	25	17	13
Mortgages	50	75	(25)	(33)	5	7
Other	19	23	(4)	(17)	2	2
Total revenue	$975	$1,040	$(65)	(6)%	100%	100%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Total revenue increased $2 million to $506 million:
•Rentals revenue increased $20 million, or 28%, year over year. The increase in Rentals revenue was primarily due to growth in average monthly rentals unique visitors which increased 15% to 31 million during the three months ended June 30, 2023 from 27 million during the three months ended June 30, 2022. Average monthly rentals unique visitors are measured with Comscore data, which includes average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites. The increase in Rentals revenue was also driven by a 12% increase in quarterly revenue per average monthly rentals unique visitor to $2.94 for the three months ended June 30, 2023 as compared to $2.63 for the three months ended June 30, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period.
•Residential revenue decreased $12 million, or 3%, year over year, primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations. These factors resulted in a 4% decrease in Premier Agent revenue during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in Residential revenue was driven by an 8% decrease in the number of visits for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the macro housing market factors described above. The impact of this decrease was partially offset by a 6% increase in Residential revenue per visit to $0.143 for the three months ended June 30, 2023 from $0.135 for the three months ended June 30, 2022 driven by continued improvement in our ability to connect high-intent customers. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. We expect Residential revenue to decrease in absolute dollars during the three months ending September 30, 2023, primarily due to continued pressure from the macro housing market factors described above.
•Mortgages revenue decreased $5 million, or 17%, year over year due to a decline in our Custom Quote and Connect advertising services revenue. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 23% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Total revenue decreased $65 million, or 6%, to $975 million:
•Residential revenue decreased $69 million, or 9%, year over year, primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations. These factors resulted in an 11% decrease in Premier Agent revenue during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. These factors also resulted in a 2% decrease in Residential revenue per visit to $0.144 for the six months ended June 30, 2023 from $0.147 for the six months ended June 30, 2022.

•Mortgages revenue decreased $25 million, or 33%, year over year. This decrease was due to a decline in our Custom Quote and Connect advertising services revenue, which drove 62% of the decrease, and a decrease in mortgage originations revenue, which drove 33% of the decrease. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 32% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period. The decrease in mortgage originations revenue was due to a 42% decrease in total loan origination volume from $1.0 billion for the six months ended June 30, 2022 to $602 million for the six months ended June 30, 2023, primarily resulting from a decrease in demand for refinance mortgages attributable to the higher interest rate environment as compared to the prior year period. The decrease in mortgage originations revenue was partially offset by a 13% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
•Rentals revenue increased $33 million, or 25%, year over year. The increase in Rentals revenue was primarily due to growth in average monthly rentals unique visitors which increased 15% to 30 million during the six months ended June 30, 2023 from 26 million during the six months ended June 30, 2022. The increase in Rentals revenue was also driven by an 8% increase in quarterly revenue per average monthly rentals unique visitor to $2.75 for the six months ended June 30, 2023 as compared to $2.54 for the six months ended June 30, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers.
Adjusted EBITDA

The following table summarizes net income (loss), which includes the impact of discontinued operations, and Adjusted EBITDA, which excludes the impact of discontinued operations (in millions, except percentages):

					% of Revenue
	Three Months Ended June 30,		2022 to 2023		Three Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022
Net income (loss)	$(35)	$8	$(43)	(538)%	(7)%	2%
Adjusted EBITDA	$111	$145	$(34)	(23)%	22%	29%

					% of Revenue
	Six Months Ended June 30,		2022 to 2023		Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022
Net income (loss)	$(57)	$24	$(81)	(338)%	(6)%	2%
Adjusted EBITDA	$215	$311	$(96)	(31)%	22%	30%

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q as it is a key metric used by our management and Board to measure operating performance and trends and to prepare and approve our annual budget. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net income (loss) for each of the periods presented (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$(35)	$8	$(57)	$24
Loss from discontinued operations, net of income taxes	—	2	—	11
Income taxes	1	(9)	1	(4)
Other income	(42)	(5)	(74)	(7)
Depreciation and amortization	45	41	85	80
Share-based compensation	130	99	233	176
Impairment and restructuring costs	2	—	8	14
Acquisition-related costs	1	—	1	—
Interest expense	9	9	18	17
Adjusted EBITDA	$111	$145	$215	$311

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended June 30,		2022 to 2023		Three Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Cost of revenue	$104	$97	$7	7%	21%	19%
Gross profit	402	407	(5)	(1)	79	81
Operating expenses:
Sales and marketing	173	163	10	6	34	32
Technology and development	140	119	21	18	28	24
General and administrative	153	120	33	28	30	24
Impairment and restructuring costs	2	—	2	—	—	—
Acquisition-related costs	1	—	1	—	—	—
Total operating expenses	469	402	67	17	93	80
Other income	42	5	37	740	8	1
Interest expense	(9)	(9)	—	—	(2)	(2)
Income tax benefit (expense)	(1)	9	(10)	(111)	—	2

					% of Total Revenue
	Six Months Ended June 30,		2022 to 2023		Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Cost of revenue	$196	$189	$7	4%	20%	18%
Gross profit	779	851	(72)	(8)	80	82
Operating expenses:
Sales and marketing	329	337	(8)	(2)	34	32
Technology and development	277	227	50	22	28	22
General and administrative	276	232	44	19	28	22
Impairment and restructuring costs	8	14	(6)	(43)	1	1
Acquisition-related costs	1	—	1	—	—	—
Total operating expenses	891	810	81	10	91	78
Other income	74	7	67	957	8	1
Interest expense	(18)	(17)	(1)	(6)	(2)	(2)
Income tax benefit (expense)	(1)	4	(5)	(125)	—	—

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

Three months ended June 30, 2023 compared to three months ended June 30, 2022
Cost of revenue increased $7 million, or 7%, year over year, primarily driven by increases of $4 million in depreciation and amortization expense due to an increase in capitalized website and development activities, $2 million in ad serving costs and $2 million in software and hardware costs. The increases were partially offset by a $2 million decrease in lead acquisition costs.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Cost of revenue increased $7 million, or 4%, year over year, primarily driven by increases of $7 million in depreciation and amortization expense due to an increase in capitalized website and development activities, $3 million in ad serving costs and $3 million in software and hardware costs. The increases were partially offset by a $7 million decrease in lead acquisition costs due to a decrease in loan origination volumes.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Gross profit decreased by $5 million, or 1%, due to increases in cost of revenue, primarily associated with additional depreciation and amortization expenses, which outpaced the growth of revenue. Total gross margin decreased from 81% to 79%.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Gross profit decreased by $72 million, or 8%, primarily due to a decrease in revenue, discussed above. Total gross margin decreased from 82% to 80%.
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
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Sales and marketing expenses increased $10 million, or 6%, due to increases of $4 million in marketing and advertising costs and $4 million in headcount-related expenses, including share-based compensation expense, as we continue to invest and support the growth of our business, as well as a $2 million increase in travel expenses. The increases were partially offset by a $2 million decrease in third-party professional service fees.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Sales and marketing expenses decreased $8 million, or 2%, due to decreases of $8 million in marketing and advertising costs due to active cost management, $3 million in third-party professional service fees and $3 million in depreciation and amortization expense. The decreases were partially offset by a $5 million increase in travel expenses and a $2 million increase in software and hardware costs.
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

Three months ended June 30, 2023 compared to three months ended June 30, 2022
Technology and development expenses increased $21 million, or 18%, primarily due to an increase of $17 million in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Technology and development expenses increased $50 million, or 22%, primarily due to an increase of $41 million in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, $4 million in third-party professional service fees and $3 million in travel expenses.
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
Three months ended June 30, 2023 compared to three months ended June 30, 2022
General and administrative expenses increased $33 million, or 28%, primarily due to an increase of $30 million in headcount-related expenses, including share-based compensation expense. The increase in headcount-related expenses was primarily driven by a $17 million increase in share-based compensation expense associated with the departures of certain personnel, as well as the impact of the August 2022 Equity Award Actions. We expect general and administrative expenses to decrease in absolute dollars for the three months ending September 30, 2023 as a result of the impact of costs associated with the departure of certain personnel recorded in the three months ended June 30, 2023, as discussed above.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
General and administrative expenses increased $44 million, or 19%, primarily due to an increase of $44 million in headcount-related expenses, including share-based compensation expense. The increase in headcount-related expenses was impacted by a $17 million increase in share-based compensation expense associated with the departures of certain personnel, as well as the impact of the August 2022 Equity Award Actions.
Impairment and Restructuring Costs
Impairment and restructuring costs were $2 million and $8 million for the three and six months ended June 30, 2023, respectively. Costs incurred during the three months ended June 30, 2023 primarily pertained to employee termination costs that did not relate to the Zillow Offers wind down. Costs incurred during the six months ended June 30, 2023 also include impairment costs of $6 million related to reductions in our right of use assets associated with changes in the use of certain office space in our lease portfolio.
There were no impairment and restructuring costs incurred during the three months ended June 30, 2022. Such costs totaled $14 million for the six months ended June 30, 2022. These costs do not qualify as discontinued operations and were primarily attributable to employee termination costs associated with the wind down of Zillow Offers operations. For additional information regarding these costs, see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Other Income
Other income consists primarily of interest income earned on our cash, cash equivalents and investments and fair value adjustments on an outstanding warrant.
Other income increased $37 million and $67 million for the three and six months ended June 30, 2023, respectively. The increase in other income was primarily driven by increases in returns on investments due to the higher interest rate environment as compared to the prior year period.

Income Taxes
We are primarily subject to income taxes in the United States (federal and state), as well as certain foreign jurisdictions. As of June 30, 2023 and December 31, 2022, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2022, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $63 million (tax effected) as of December 31, 2022.
We recorded income tax expense of $1 million for the three and six months ended June 30, 2023, primarily related to state income taxes. We recorded an income tax benefit of $9 million for the three months ended June 30, 2022 and an income tax benefit of $4 million for the six months ended June 30, 2022, primarily related to state income taxes.
Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We generally reinvest available cash flows from operations into our business and to service our debt obligations.
Sources of Liquidity
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents, investments and restricted cash of $3.3 billion and $3.4 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government treasury securities, U.S. government agency securities, investment grade corporate securities, and commercial paper. Restricted cash primarily consists of amounts held in escrow related to funding customer home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation insurance limits, as applicable. As of June 30, 2023, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
From time to time, our liquidity is affected by our use of cash and capital resources to finance acquisitions. On July 31, 2023, we acquired Aryeo, Inc., a software company which serves real estate photographers, for approximately $35 million in a combination of cash and our Class C capital stock, subject to certain adjustments.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures, strategic acquisitions and investments and other capital requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operations, debt financing and equity offerings, as applicable.
Summarized Cash Flow Information
The cash flows related to discontinued operations have not been separated. Accordingly, the condensed consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations for the six months ended June 30, 2022. There were no cash flows related to discontinued operations for the six months ended June 30, 2023. See Note 3 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on discontinued operations, including supplemental cash flow information. The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Six Months Ended June 30,
	2023	2022
Cash Flow Data:
Net cash provided by operating activities	$193	$4,255
Net cash provided by (used in) investing activities	84	(934)
Net cash used in financing activities	(177)	(3,976)

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
For the six months ended June 30, 2023, net cash provided by operating activities was $193 million. This was driven by a net loss of $57 million, adjusted by share-based compensation of $233 million, depreciation and amortization of $85 million, amortization of right of use assets of $12 million, accretion of bond discount of $20 million, amortization of contract cost assets of $11 million, and amortization of debt issuance costs of $3 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $75 million. The changes in operating assets and liabilities are primarily related to a $32 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $30 million increase in prepaid expenses and other current assets and a $19 million increase in accounts receivable both primarily due to an increase in revenue from products and services billed in arrears, a $15 million decrease in lease liabilities due to contractual lease payments, an $11 million increase in contract cost assets and a $2 million decrease in other long term liabilities. These changes were partially offset by a $27 million increase in accrued expenses and other current liabilities primarily driven by the timing of billings, a $5 million increase in deferred revenue and a $2 million increase in accrued compensation and benefits.
For the six months ended June 30, 2022, net cash provided by operating activities was $4.3 billion. This was driven by net income of $24 million, adjusted by share-based compensation of $193 million, depreciation and amortization of $87 million, amortization of debt discount and debt issuance costs of $24 million, a loss on extinguishment of debt of $21 million, amortization of contract cost assets of $16 million, amortization of right of use assets of $11 million, accretion of bond discount of $11 million, and $11 million in other adjustments to reconcile net income to net cash provided by operation activities. Changes in operating assets and liabilities increased cash provided by operating activities by $3.9 billion. The changes in operating assets and liabilities were primarily related to a $3.9 billion decrease in inventory, an $81 million decrease in accounts receivable, primarily associated with the wind down of Zillow Offers operations, a $46 million decrease in mortgage loans held for sale, and a $4 million decrease in prepaid expenses and other current assets primarily related to the repayment of the term loans associated with our Zillow Offers securitization transactions. These changes were partially offset by a $69 million decrease in accrued expenses and other current liabilities driven primarily by the wind down of Zillow Offers operations, a $47 million decrease in accrued compensation and benefits, an $8 million increase in contract cost assets, and an $8 million decrease in lease liabilities.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the six months ended June 30, 2023, net cash provided by investing activities was $84 million. This was the result of $168 million of net proceeds from the maturity of investments and $84 million of purchases of property and equipment and intangible assets.
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

For the six months ended June 30, 2023, net cash used in financing activities was $177 million, which primarily related to $236 million of cash paid for share repurchases, partially offset by $30 million of proceeds from the exercise of option awards and $29 million of net borrowings on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
For the six months ended June 30, 2022, cash used in financing activities was $4.0 billion, which was primarily related to $2.2 billion of repayments on borrowings of our credit facilities related to Zillow Offers, $1.2 billion for the partial repayment of the term loans associated with the Zillow Offers securitization transactions, $597 million of cash paid for share repurchases and $58 million of net repayments on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans. The cash outflows were partially offset by $42 million of proceeds from the exercise of option awards.
Capital Resources
We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, infrastructure and continued investments in sales and marketing. To finance these investments and ongoing operations, and in the event that we require additional funding to support strategic business opportunities, we have issued convertible senior notes. As of June 30, 2023, we have $1.7 billion aggregate principal of convertible senior notes outstanding. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our convertible senior notes as of the periods presented (in millions, except interest rates):

			June 30, 2023	December 31, 2022
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$496	$495
May 15, 2025	565	2.75%	561	560
September 1, 2024	608	0.75%	606	605
Total	$1,672		$1,663	$1,660
We may from time to time seek to redeem, retire or purchase outstanding debt through cash purchases and/or exchanges for cash, shares of stock or a combination of cash and stock, pursuant to the redemption terms of such debt securities, in open market purchases, privately negotiated transactions or otherwise. In particular, the 2024 Notes and 2026 Notes may be redeemed if the last reported sale price of our Class C capital stock exceeds $56.56 per share for a specified period of trading days. To the extent our Class C capital stock price rises above those levels, we may redeem the 2024 Notes and/or 2026 Notes, in which case, we would expect to settle any conversions in cash up to the principal amount and shares of Class C capital stock for any conversion obligation in excess of the principal amount. Such redemptions, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Refer to Note 8 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our convertible senior notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
Prior to July 31, 2023, the Board authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. During the six months ended June 30, 2023, we repurchased 0.8 million shares of Class A common stock and 4.5 million shares of Class C capital stock at an average price of $44.12 and $44.76 per share, respectively, for an aggregate purchase price of $36 million and $200 million, respectively. As of June 30, 2023, $264 million remained available for future repurchases pursuant to this authorization, which repurchases decrease our liquidity and capital resources when effected. For additional information on this authorization, see Notes 13 and 15 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, convertible senior notes or a combination thereof, which increases the amount available for future repurchases to $1.0 billion under our total authorizations of $2.5 billion.

Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our warehouse line of credit and master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at June 30, 2023	Outstanding Borrowings at December 31, 2022	Weighted Average Interest Rate
Atlas Securitized Products, L.P. (1)	March 11, 2024	$50	$19	$23	7.07%
JPMorgan Chase Bank, N.A.	May 30, 2024	100	8	—	6.75%
Citibank, N.A.	June 9, 2023	—	—	3	—%
Comerica Bank	December 29, 2023	50	39	11	7.05%
	Total	$200	$66	$37
(1) Agreement was reassigned from Credit Suisse AG, Cayman Islands on May 25, 2023. No other material changes were made to the agreement in connection with the reassignment.

Refer to Note 8 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s warehouse line of credit and master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates, as well as the associated coupon interest. As of June 30, 2023, we have an outstanding aggregate principal amount of convertible senior notes of $1.7 billion, none of which is payable within 12 months. Future interest payments associated with the convertible senior notes total $61 million, with $27 million payable within 12 months. Refer to Note 8 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our convertible senior notes.
Credit Facilities - Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreements to finance mortgages originated through Zillow Home Loans. As of June 30, 2023, we have outstanding principal amounts of $66 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. For additional information regarding our operating leases, see Note 12 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additionally, as of June 30, 2023, we had outstanding letters of credit of approximately $12 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. During the six months ended June 30, 2023, there were no material changes to the purchase commitments disclosed in Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
As of June 30, 2023, we had approximately $1.7 billion aggregate principal amount of convertible senior notes outstanding with maturities ranging from September 2024 through September 2026. All outstanding convertible senior notes bear fixed rates of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse line of credit and master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of June 30, 2023 and December 31, 2022, we had $66 million and $37 million, respectively, of outstanding borrowings on our warehouse line of credit and master repurchase agreements which bear interest either at a floating rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in SOFR or BSBY, as applicable, would not have a material effect on our annual interest expense associated with the warehouse line of credit and master repurchase agreements as of June 30, 2023 and December 31, 2022.
For additional details related to our credit facilities and convertible senior notes, see Note 8 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience inflationary pressures. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several quarters. In response to ongoing inflationary pressures in the United States, the Federal Reserve has implemented a number of increases to the federal funds rate in recent quarters. These increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The increase in mortgage interest rates across the industry has decreased demand for mortgages overall and, in turn, had an adverse impact on our Mortgages revenue.
If inflationary pressures persist, our costs, in particular labor, marketing and hosting costs, may increase and we may not be able to fully offset such higher costs through price increases. In addition, uncertain or changing economic and market conditions, including inflation or deflation, may continue to affect demand for our products and services and the housing markets in which we operate. Our inability or failure to quickly respond to inflation could harm our business, results of operations and financial condition. We cannot predict the duration or magnitude of these inflationary pressures, or how they may change over time, but we expect to see continued impacts on the residential real estate industry, our customers and our company. Despite these near-term effects, we do not expect these inflationary pressures to have a material impact on our ability to execute our long-term business strategy.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2023.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended June 30, 2023 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
April 1 - April 30, 2023	—	—	$—	$—	—	$414
May 1 - May 31, 2023	447	2,458	45.17	45.83	2,905	281
June 1 - June 30, 2023	49	323	45.27	46.11	372	264
Total	496	2,781			3,277

(1) On December 2, 2021, the Board authorized a stock repurchase program granting the authority to repurchase up to $750 million of its Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, the Board authorized the repurchase of up to an additional $1 billion (together the “Repurchase Authorizations”) of its Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, the Board further expanded the Repurchase Authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. There were no repurchases of convertible senior notes during the three months ended June 30, 2023. On July 31, 2023, the Board expanded the Repurchase Authorizations to authorize the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, convertible senior notes or a combination thereof. The Repurchase Authorizations do not have an expiration date.

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

10.1*	Executive Departure Agreement and Release, dated May 17, 2023, by and between Zillow Group, Inc. and Allen Parker.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.
^	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2023	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer