Form 10-Q
period 2023-09-30
ZILLOW GROUP, INC.
filed 2023-11-01
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

1301 Second Avenue, Floor 36,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2023, 55,719,542 shares of Class A common stock, 6,217,447 shares of Class B common stock and 171,666,169 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2023

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
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters, and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations Webpage (https://investors.zillowgroup.com)
•Zillow Group Blog (https://www.zillowgroup.com/news/)
•Zillow Group’s X Account, formerly known as Twitter (https://twitter.com/zillowgroup)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Quarterly Report on Form 10-Q. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC, and the inclusion of our website addresses and X Account are as inactive textual references only.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,846	$1,466
Short-term investments	1,421	1,896
Accounts receivable, net	97	72
Mortgage loans held for sale	96	41
Prepaid expenses and other current assets	149	126
Restricted cash	3	2
Total current assets	3,612	3,603
Contract cost assets	23	23
Property and equipment, net	324	271
Right of use assets	103	126
Goodwill	2,416	2,374
Intangible assets, net	162	154
Other assets	16	12
Total assets	$6,656	$6,563
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28	$20
Accrued expenses and other current liabilities	87	90
Accrued compensation and benefits	52	48
Borrowings under credit facilities	91	37
Deferred revenue	48	44
Lease liabilities, current portion	28	31
Convertible senior notes, current portion	607	—
Total current liabilities	941	270
Lease liabilities, net of current portion	119	139
Convertible senior notes, net of current portion	1,057	1,660
Other long-term liabilities	10	12
Total liabilities	2,127	2,081
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 55,719,542 and 57,494,698 shares as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 171,654,263 and 170,555,565 shares as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	6,247	6,109
Accumulated other comprehensive loss	(21)	(15)
Accumulated deficit	(1,697)	(1,612)
Total shareholders’ equity	4,529	4,482
Total liabilities and shareholders’ equity	$6,656	$6,563

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$496	$483	$1,471	$1,523
Cost of revenue	110	89	306	278
Gross profit	386	394	1,165	1,245
Operating expenses:
Sales and marketing	164	165	493	502
Technology and development	142	142	419	369
General and administrative	131	138	407	370
Impairment and restructuring costs	1	—	9	14
Acquisition-related costs	1	—	2	—
Total operating expenses	439	445	1,330	1,255
Loss from continuing operations	(53)	(51)	(165)	(10)
Other income, net	34	12	108	19
Interest expense	(9)	(9)	(27)	(26)
Loss from continuing operations before income taxes	(28)	(48)	(84)	(17)
Income tax benefit (expense)	—	(3)	(1)	1
Net loss from continuing operations	(28)	(51)	(85)	(16)
Net loss from discontinued operations, net of income taxes	—	(2)	—	(13)
Net loss	$(28)	$(53)	$(85)	$(29)
Net loss from continuing operations per share - basic and diluted	$(0.12)	$(0.21)	$(0.36)	$(0.07)
Net loss per share - basic and diluted	$(0.12)	$(0.22)	$(0.36)	$(0.12)
Weighted-average shares outstanding - basic and diluted	233,295	240,080	235,560	244,157
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(28)	$(53)	$(85)	$(29)
Other comprehensive loss:
Net unrealized losses on investments	(2)	(6)	(6)	(26)
Total other comprehensive loss	(2)	(6)	(6)	(26)
Comprehensive loss	$(30)	$(59)	$(91)	$(55)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2023	232,723	$—	$6,174	$(1,669)	$(19)	$4,486
Issuance of capital stock upon exercise of stock options	631	—	26	—	—	26
Vesting of restricted stock units	1,754	—	—	—	—	—
Share-based compensation expense	—	—	127	—	—	127
Repurchases of Class A common stock and Class C capital stock	(1,897)	—	(100)	—	—	(100)
Issuance of capital stock in connection with an acquisition	380	—	20	—	—	20
Net loss		—	—	(28)	—	(28)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at September 30, 2023	233,591	$—	$6,247	$(1,697)	$(21)	$4,529

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2022	241,141	$—	$6,167	$(1,487)	$(13)	$4,667
Issuance of common and capital stock upon exercise of stock options	83	—	2	—	—	2
Vesting of restricted stock units	1,467	—	—	—	—	—
Share-based compensation expense	—	—	161	—	—	161
Repurchases of Class A common stock and Class C capital stock	(4,997)	—	(176)	—	—	(176)
Net loss	—	—	—	(53)	—	(53)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at September 30, 2022	237,694	$—	$6,154	$(1,540)	$(19)	$4,595

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2023	234,268	$—	$6,109	$(1,612)	$(15)	$4,482
Issuance of capital stock upon exercise of stock options	1,454	—	56	—	—	56
Vesting of restricted stock units	4,675	—	—	—	—	—
Share-based compensation expense	—	—	398	—	—	398
Repurchases of Class A common stock and Class C capital stock	(7,186)	—	(336)	—	—	(336)
Issuance of capital stock in connection with an acquisition	380	—	20	—	—	20
Net loss	—	—	—	(85)	—	(85)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at September 30, 2023	233,591	$—	$6,247	$(1,697)	$(21)	$4,529

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	250,630	$—	$7,001	$(1,667)	$7	$5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of common and capital stock upon exercise of stock options	1,078	—	44	—	—	44
Vesting of restricted stock units	3,278	—	—	—	—	—
Share-based compensation expense	—	—	374	—	—	374
Repurchases of Class A common stock and Class C capital stock	(17,292)	—	(773)	—	—	(773)
Net loss	—	—	—	(29)	—	(29)
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance at September 30, 2022	237,694	$—	$6,154	$(1,540)	$(19)	$4,595

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(85)	$(29)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	134	121
Share-based compensation	342	341
Amortization of right of use assets	18	17
Amortization of contract cost assets	16	23
Amortization of debt discount and debt issuance costs	4	24
Loss on extinguishment of debt	—	21
Accretion of bond discount	(29)	(11)
Other adjustments to reconcile net loss to net cash provided by operating activities	3	11
Changes in operating assets and liabilities:
Accounts receivable	(26)	76
Mortgage loans held for sale	(55)	58
Inventory	—	3,904
Prepaid expenses and other assets	(22)	(13)
Contract cost assets	(16)	(13)
Lease liabilities	(24)	(15)
Accounts payable	7	1
Accrued expenses and other current liabilities	(3)	(49)
Accrued compensation and benefits	4	(52)
Deferred revenue	4	(1)
Other long-term liabilities	(4)	6
Net cash provided by operating activities	268	4,420
Investing activities
Proceeds from maturities of investments	1,136	455
Purchases of investments	(638)	(1,474)
Purchases of property and equipment	(101)	(87)
Purchases of intangible assets	(24)	(17)
Cash paid for acquisitions, net	(34)	—
Net cash provided by (used in) investing activities	339	(1,123)
Financing activities
Repayments of borrowings on credit facilities	—	(2,205)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	54	(68)
Repurchases of Class A common stock and Class C capital stock	(336)	(773)
Settlement of long-term debt	—	(1,158)
Proceeds from exercise of stock options	56	44
Net cash used in financing activities	(226)	(4,160)
Net increase (decrease) in cash, cash equivalents and restricted cash during period	381	(863)
Cash, cash equivalents and restricted cash at beginning of period	1,468	2,838
Cash, cash equivalents and restricted cash at end of period	$1,849	$1,975
Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$56	$33
Write-off of fully depreciated property and equipment	29	48
Value of Class C capital stock issued in connection with an acquisition	20	—
Write-off of fully amortized intangible assets	4	200
Recognition of operating right of use assets and lease liabilities	1	14
Settlement of beneficial interests in securitizations	—	(79)
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
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage originations business and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including Spruce, Mortech, New Home Feed and ShowingTime+.

In the fourth quarter of 2021, we began to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the country. The wind down was completed in the third quarter of 2022, and we have presented the financial results of Zillow Offers as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022. No assets or liabilities were classified as discontinued operations as of December 31, 2022. See Note 3 for additional information.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to manage advertising inventory and pricing and maintain relationships with our real estate partners; our compliance with multiple listing service rules and requirements to access and use listing data, and to maintain or establish relationships with listings and data providers; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow Zillow Home Loans, our mortgage origination business and affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings; our ability to attract and retain a highly skilled workforce; protection of Zillow’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2023 and our results of operations, comprehensive loss, and shareholders’ equity for the three and nine month periods ended September 30, 2023 and 2022, and cash flows for the nine month periods ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for any interim period, or for any other future year. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Unless indicated otherwise, the information in the Notes to Condensed Consolidated Financial Statements relates to our continuing operations and does not include the results of discontinued operations.
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
Premier Agent advertising products, which include the delivery of validated customer connections, or leads, are primarily offered on a share of voice basis. Payment is received prior to the delivery of connections. Connections are delivered when consumer contact information is provided to Premier Agent partners. We do not promise any minimum or maximum number of connections to customers, but instead control when and how many connections to deliver based on a customer’s share of voice. We determine the number of connections to deliver to Premier Agent partners in each zip code using a market-based pricing method in consideration of the total amount spent by Premier Agent partners to purchase connections in the zip code during the month. This results in the delivery of connections over time in proportion to each Premier Agent partners’ share of voice. A Premier Agent partners’ share of voice in a zip code is determined by their proportional monthly prepaid spend in that zip code as a percentage of the total monthly prepaid spend of all Premier Agent partners in that zip code, and determines the proportion of consumer connections a Premier Agent partner receives. The number of connections delivered for a given spend level is dynamic; as demand for advertising in a zip code increases or decreases, the number of connections delivered to a Premier Agent partner in that zip code decreases or increases accordingly.
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
Other. Other revenue primarily includes revenue generated from display products, which consist of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize display revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.
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
Recently Issued Accounting Standards Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued guidance to improve existing measurement and disclosure requirements for equity securities that are subject to a contractual sale restriction. This guidance is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We expect to adopt this guidance prospectively on January 1, 2024, and we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.
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
The wind down of Zillow Offers was completed in the third quarter of 2022, at which time Zillow Offers met the criteria for discontinued operations. Accordingly, we have presented the results of operations, excluding allocation of any general corporate expenses, of Zillow Offers as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022. No assets or liabilities were classified as discontinued operations as of December 31, 2022.

The following table presents the major classes of line items of the discontinued operations included in the condensed consolidated statements of operations for the periods presented (in millions):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$23	$4,249
Cost of revenue	24	4,023
Gross profit (loss)	(1)	226
Operating expenses:
Sales and marketing	1	153
Technology and development	—	6
General and administrative	—	10
Restructuring costs	—	25
Total operating expenses	1	194
Income (loss) from discontinued operations	(2)	32
Loss on extinguishment of debt	—	(21)
Other income	—	13
Interest expense	—	(36)
Loss from discontinued operations before income taxes	(2)	(12)
Income tax expense	—	(1)
Net loss from discontinued operations	$(2)	$(13)
Net loss from discontinued operations per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
The following table presents significant non-cash items and capital expenditures of the discontinued operations for the nine months ended September 30, 2022 (in millions):

Amortization of debt discount and debt issuance costs	$21
Loss on debt extinguishment	21
Share-based compensation	16
Inventory valuation adjustment	9
Depreciation and amortization	7
Settlement of beneficial interests in securitizations	(79)
Restructuring
Restructuring costs totaled $14 million for the nine months ended September 30, 2022, and were related to the Zillow Offers wind down. Cumulative restructuring charges attributable to continuing operations related to the Zillow Offers wind down as of September 30, 2022 totaled $23 million.
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

	September 30, 2023	December 31, 2022
Range	45% - 100%	47% - 100%
Weighted-average	88%	87%
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in millions):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,736	$1,736	$—	$—
Short-term investments:
U.S. government treasury securities	1,258	—	1,258	—
Corporate bonds	135	—	135	—
Commercial paper	14	—	14	—
U.S. government agency securities	14	—	14	—
Mortgage origination-related:
Mortgage loans held for sale	96	—	96	—
Forward contracts - other current assets	2	—	2	—
IRLCs - other current assets	1	—	—	1
Total	$3,256	$1,736	$1,519	$1

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,338	$1,338	$—	$—
Short-term investments:
U.S. government treasury securities	1,716	—	1,716	—
Corporate bonds	161	—	161	—
Commercial paper	10	—	10	—
U.S. government agency securities	9	—	9	—
Mortgage origination-related:
Mortgage loans held for sale	41	—	41	—
Forward contracts - other current assets	1	—	1	—
Total	$3,276	$1,338	$1,938	$—
At September 30, 2023, the notional amounts of the economic hedging instruments related to our mortgage loans held for sale were $189 million and $232 million for our IRLCs and forward contracts, respectively. At December 31, 2022, the notional amounts of the economic hedging instruments related to our mortgage loans held for sale were $62 million and $90 million for our IRLCs and forward contracts, respectively. We do not have the right to offset our forward contract derivative positions.
See Note 9 for the carrying amounts and estimated fair values of our convertible senior notes.
Note 5. Cash and Cash Equivalents, Investments and Restricted Cash
The following table presents the amortized cost and estimated fair market value of our cash and cash equivalents, investments, and restricted cash as of the dates presented (in millions):

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Cash	$110	$110	$128	$128
Cash equivalents:
Money market funds	1,736	1,736	1,338	1,338
Short-term investments:
U.S. government treasury securities(1)	1,278	1,258	1,731	1,716
Corporate bonds	136	135	162	161
Commercial paper	14	14	10	10
U.S. government agency securities	14	14	9	9
Restricted cash	3	3	2	2
Total	$3,291	$3,270	$3,380	$3,364

(1)The estimated fair market value includes $20 million and $15 million of gross unrealized losses as of September 30, 2023 and December 31, 2022, respectively.
The following table presents available-for-sale investments by contractual maturity date as of September 30, 2023 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$513	$509
Due after one year	929	912
Total	$1,442	$1,421

Note 6. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	September 30, 2023	December 31, 2022
Website development costs	$415	$291
Leasehold improvements	89	90
Office equipment, furniture and fixtures	22	24
Computer equipment	19	18
Construction-in-progress	—	7
Property and equipment	545	430
Less: accumulated amortization and depreciation	(221)	(159)
Property and equipment, net	$324	$271
We recorded depreciation expense related to property and equipment (other than website development costs) of $6 million for each of the three months ended September 30, 2023 and 2022, and $18 million and $19 million for the nine months ended September 30, 2023 and 2022, respectively.
We capitalized website development costs of $49 million and $37 million for the three months ended September 30, 2023 and 2022, respectively, and $144 million and $104 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for website development costs included in cost of revenue was $30 million and $17 million for the three months ended September 30, 2023 and 2022, respectively, and $79 million and $48 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7. Acquisitions
On July 31, 2023, Zillow Group acquired Aryeo, Inc. (“Aryeo”), a software company that serves real estate photographers, in exchange for approximately $15 million in cash, net of cash acquired, and 380,259 shares of our Class C capital stock with a value of $20 million, for total consideration of $35 million, net of cash acquired. On September 11, 2023, Zillow Group acquired substantially all of the assets and liabilities of Spruce Holdings, Inc. and certain affiliated entities (collectively referred to as “Spruce”), a tech-enabled title and escrow platform, in exchange for approximately $19 million in cash, net of cash acquired. The acquisitions of Aryeo and Spruce have been accounted for as business combinations, and assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as intangible assets that do not qualify for separate recognition. Goodwill is measured as the excess of consideration transferred over the net of the fair values of the assets acquired and the liabilities assumed. Goodwill recorded in connection with the acquisition of Aryeo is not deductible for tax purposes, and goodwill recorded in connection with the acquisition of Spruce is deductible for tax purposes.
The total preliminary purchase prices have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, as follows (in millions):

	Aryeo	Spruce
Cash and cash equivalents	$3	$5
Goodwill	26	16
Intangible assets	11	2
Other assets	—	2
Liabilities	(2)	(1)
Total preliminary purchase price	$38	$24
The preliminary estimated fair values of the identifiable intangible assets acquired and associated useful lives consisted of the following (in millions):

	Aryeo		Spruce
	Preliminary Estimated Fair Value	Estimated Useful Life (in years)	Preliminary Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships	$5	5	$—	—
Purchased content	4	3	—	—
Developed technology	2	3	2	3
Total	$11		$2
We used an income approach to measure the fair value of the customer relationships intangible asset acquired from Aryeo based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used a cost approach to measure the fair value of purchased content acquired from Aryeo. We used an income approach to measure the fair value of the developed technology acquired from Aryeo and Spruce based on the relief-from-royalty method. These fair value measurements were based on Level 3 inputs under the fair value hierarchy.
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
Note 8. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	September 30, 2023
	Cost	Accumulated Amortization	Net
Software	$78	$(25)	$53
Customer relationships	63	(16)	47
Developed technology	53	(25)	28
Trade names and trademarks	45	(18)	27
Purchased content	16	(9)	7
Total	$255	$(93)	$162

	December 31, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$59	$(10)	$49
Software	54	(15)	39
Developed technology	49	(15)	34
Trade names and trademarks	45	(15)	30
Purchased content	8	(6)	2
Total	$215	$(61)	$154
Amortization expense recorded for intangible assets was $13 million and $11 million for the three months ended September 30, 2023 and 2022, respectively, and $37 million and $47 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for trade names and trademarks and customer relationships intangible assets is included in sales and marketing expenses. Amortization expense for all other intangible assets is included in cost of revenue.
We did not record any impairment costs related to our intangible assets for the three or nine months ended September 30, 2023 or 2022.

Note 9. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	September 30, 2023	December 31, 2022
Credit facilities
Master repurchase agreements:
JPMorgan Chase Bank, N.A.(1)	$68	$—
Atlas Securitized Products, L.P.(2)	22	23
Citibank, N.A.(3)	—	3
Warehouse line of credit:
Comerica Bank	1	11
Total credit facilities	91	37
Convertible senior notes
1.375% convertible senior notes due 2026	496	495
2.75% convertible senior notes due 2025	561	560
0.75% convertible senior notes due 2024	607	605
Total convertible senior notes	1,664	1,660
Total debt	$1,755	$1,697

(1)Agreement commenced on June 1, 2023 and provides for a total maximum borrowing capacity of $100 million, $25 million of which is committed, until May 30, 2024.
(2)Agreement was reassigned from Credit Suisse AG, Cayman Islands (“Credit Suisse”) on May 25, 2023.
(3)Agreement expired on June 9, 2023 and was not renewed.
Credit Facilities
To provide capital for Zillow Home Loans, we utilize master repurchase agreements and a warehouse line of credit. The following table summarizes certain details related to our outstanding master repurchase agreements and warehouse line of credit as of September 30, 2023 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Weighted-Average Interest Rate
JPMorgan Chase Bank, N.A.	May 30, 2024	$100	7.03%
Atlas Securitized Products, L.P.	March 11, 2024	50	7.32%
Comerica Bank	December 29, 2023	50	7.45%
	Total	$200
On August 17, 2023, Zillow Home Loans amended its warehouse line of credit with Comerica Bank to extend the date after which Zillow Home Loans is no longer permitted to draw additional amounts on the warehouse line of credit from September 30, 2023 to November 1, 2023.
In accordance with the master repurchase agreements, Atlas Securitized Products, L.P., JPMorgan Chase Bank, N.A and prior to its expiration in June 2023, Citibank, N.A., (together, the “Lenders”) agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of September 30, 2023 and December 31, 2022, $93 million and $28 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.

Borrowings on the repurchase agreements and warehouse line of credit bear interest either at a floating rate based on Secured Overnight Financing Rate plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate plus an applicable margin, as defined by the governing agreements. The repurchase agreements and warehouse line of credit include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2023, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements and warehouse line of credit are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
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
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

					September 30, 2023		December 31, 2022
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$3	$598	$4	$504
May 15, 2025	565	2.75%	3.20%	May 15; November 15	4	571	5	531
September 1, 2024	608	0.75%	1.02%	March 1; September 1	1	706	3	629
Total	$1,672				$8	$1,875	$12	$1,664

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$2	$—	$2	$2	$—	$2
May 15, 2025	4	—	4	4	1	5
September 1, 2024	1	1	2	1	1	2
Total	$7	$1	$8	$7	$2	$9

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$6	$1	$7	$5	$—	$5
May 15, 2025	12	1	13	12	2	14
September 1, 2024	3	2	5	4	1	5
Total	$21	$4	$25	$21	$3	$24

The convertible notes maturing in 2026 (“2026 Notes”), 2025 (“2025 Notes”) and 2024 (“2024 Notes”) (together, the “Notes”) are senior unsecured obligations. The 2026 Notes and 2025 Notes are classified as long-term debt and the 2024 Notes are classified as current liabilities in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.

The Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. They will mature on their respective maturity dates, unless earlier repurchased, redeemed or converted in accordance with their terms.
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
There were no conversions of the Notes during the three and nine months ended September 30, 2023 or 2022.
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2023. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders during the three months ending December 31, 2023.
For additional details related to our convertible senior notes, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Note 10. Income Taxes
We are primarily subject to income taxes in the United States (federal and state), as well as certain foreign jurisdictions. As of September 30, 2023 and December 31, 2022, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2022, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $63 million (tax effected) as of December 31, 2022.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense (benefit) for the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022 was not material. We recorded income tax expense of $3 million for the three months ended September 30, 2022, primarily related to state income taxes.
Note 11. Share Repurchase Authorizations
Prior to July 31, 2023, the Board authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. For additional information on these authorizations, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. This additional authorization (together with the previous authorizations, the “Repurchase Authorizations”) increased our total cumulative Repurchase Authorizations to $2.5 billion.
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of September 30, 2023, $914 million remained available for future repurchases pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	965	932	772	4,225
Weighted-average price per share	$52.57	$52.80	$35.52	$35.18
Total purchase price	$50	$50	$27	$149

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	1,775	5,411	3,349	13,943
Weighted-average price per share	$48.71	$46.15	$46.13	$44.40
Total purchase price	$86	$250	$154	$619

Note 12. Share-Based Awards
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
On August 3, 2022, upon the recommendation of the Compensation Committee, the Board approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees. The exercise price of eligible option awards was reduced to $38.78, which was the closing market price of our Class C capital stock on August 8, 2022. No other changes were made to the terms and conditions of the eligible option awards. We have accounted for the reprice of the eligible option awards as an equity modification whereby the incremental fair value attributable to the repriced option awards, as measured on the date of reprice, will be recognized as additional share-based compensation expense. The reprice impacted 7 million stock option awards, affected 3,348 employees and was expected to result in incremental share-based compensation expense of $66 million in total over the remaining requisite service period of the original awards. The weighted-average total fair value of options repriced in August 2022 was $67.58.
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2023:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	28,598	$44.90	7.1	$15
Granted	6,890	42.63
Exercised	(1,454)	38.84
Forfeited or cancelled	(892)	48.28
Outstanding at September 30, 2023	33,142	44.60	7.0	173
Vested and exercisable at September 30, 2023	19,802	44.96	5.8	113
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	62%	61%	55% - 62%	55% - 61%
Risk-free interest rate	4.34%	3.38%	3.75% - 4.34%	1.94% - 3.38%
Weighted-average expected life	5.3 years	5.0 years	5.3 - 6.5 years	4.5 - 6.0 years
Weighted-average fair value of options granted	$27.26	$18.06	$24.06	$23.75
As of September 30, 2023, there was a total of $384 million in unrecognized compensation cost related to unvested option awards.

Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2023:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2023	10,930	$46.85
Granted	8,191	43.27
Vested	(4,675)	45.96
Forfeited	(841)	46.58
Unvested outstanding at September 30, 2023	13,605	45.01
As of September 30, 2023, there was a total of $557 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$4	$5	$12	$12
Sales and marketing	18	21	53	46
Technology and development	42	57	123	123
General and administrative	45	64	154	142
Impairment and restructuring costs	—	—	—	2
Share-based compensation - continuing operations	109	147	342	325
Share-based compensation - discontinued operations	—	1	—	16
Total share-based compensation	$109	$148	$342	$341
Note 13. Net Loss Per Share
For the periods presented, the following Class A common stock and Class C capital stock equivalents were excluded from the calculations of diluted net loss and net loss from continuing operations per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average Class A common stock and Class C capital stock option awards outstanding	30,063	2,417	20,924	15,942
Weighted-average Class A common stock and Class C capital stock restricted stock units outstanding	14,172	9,670	13,890	8,326
Class C capital stock issuable upon conversion of the Notes	33,855	33,855	33,855	33,855
Total Class A common stock and Class C capital stock equivalents	78,090	45,942	68,669	58,123

Note 14. Commitments and Contingencies
Commitments
During the three and nine months ended September 30, 2023, there were no material changes to the commitments disclosed in Note 18 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of September 30, 2023 or December 31, 2022.
In August and September 2017, two purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our common stock between February 12, 2016 and August 8, 2017. One of those purported class actions, captioned Vargosko v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Central District of California. The other purported class action lawsuit, captioned Shotwell v. Zillow Group, Inc. et al, was brought in the U.S. District Court for the Western District of Washington. The complaints allege, among other things, that during the period between February 12, 2016 and August 8, 2017, we issued materially false and misleading statements regarding our business practices. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. In November 2017, an amended complaint was filed against us and certain of our executive officers in the Shotwell v. Zillow Group purported class action lawsuit, extending the beginning of the class period to November 17, 2014. In January 2018, the Vargosko v. Zillow Group purported class action lawsuit was transferred to the U.S. District Court for the Western District of Washington and consolidated with the Shotwell v. Zillow Group purported class action lawsuit. In February 2018, the plaintiffs filed a consolidated amended complaint, and in April 2018, we filed our motion to dismiss the consolidated amended complaint. In October 2018, our motion to dismiss was granted without prejudice, and in November 2018, the plaintiffs filed a second consolidated amended complaint, which we moved to dismiss in December 2018. On April 19, 2019, our motion to dismiss the second consolidated amended complaint was denied. On October 11, 2019, plaintiffs filed a motion for class certification which was granted by the court on October 28, 2020. On February 17, 2021, the Ninth Circuit Court of Appeals denied our petition for review of that decision. On October 21, 2022, the parties jointly filed a notice of settlement with the U.S. District Court for the Western District of Washington to inform the court that the parties have reached an agreement to settle this action. On March 31, 2023, the plaintiffs filed a motion seeking preliminary approval of the parties’ proposed settlement, which motion was granted by the court on April 3, 2023. The terms of the parties’ proposed settlement agreement are contained in the settlement documents filed with the court on March 31, 2023. The court approved the settlement terms on August 8, 2023 and the full amount was paid by our insurance carriers under the applicable insurance policy and pursuant to the terms of the settlement.

In October and November 2017 and January and February 2018, four shareholder derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and the Superior Court of the State of Washington, King County, against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs in the derivative suits (in which the Company is a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties in connection with oversight of the Company’s public statements and legal compliance, and as a result of the breach of such fiduciary duties, the Company was damaged, and defendants were unjustly enriched. Certain of the plaintiffs also allege, among other things, violations of Section 14(a) of the Securities Exchange Act of 1934 and waste of corporate assets. On February 5, 2018, the U.S. District Court for the Western District of Washington consolidated the two federal shareholder derivative lawsuits pending in that court (the “Federal Suit”). On February 16, 2018, the Superior Court of the State of Washington, King County, consolidated the two shareholder derivative lawsuits pending in that court (the “State Suit”). The Federal Suit and State Suit were stayed until our motion to dismiss the second consolidated amended complaint in the securities class action lawsuit discussed above was denied in April 2019. On July 8, 2019, the plaintiffs in the Federal Suit filed a consolidated shareholder derivative complaint, which we moved to dismiss on August 22, 2019. On February 28, 2020, our motion to dismiss the Federal Suit was denied. On February 16, 2021, the court in the State Suit matter stayed the action. On March 5, 2021, a new shareholder derivative lawsuit was filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices, alleging, among other things, violations of federal securities laws. The U.S. District Court for the Western District of Washington formally consolidated the new lawsuit with the other consolidated Federal Suit pending in that court on June 15, 2021. On November 14, 2022, the parties jointly filed a stipulation with the U.S. District Court for the Western District of Washington informing the court that, among other things, they have agreed in principle to all material terms of a settlement. On April 20, 2023, the plaintiffs filed a motion seeking preliminary approval of the parties’ proposed settlement, which motion was granted by the court on April 25, 2023. The terms of the parties’ settlement agreement are contained in the settlement documents filed with the court on April 20, 2023 and found on Zillow’s Investor Relations page at https://investors.zillowgroup.com/investors/resources/investor-faqs/default.aspx. The court issued final approval of the settlement on August 29, 2023. The full amount of plaintiffs’ attorneys’ fees and costs associated with the settlement has been paid by our insurance carriers under the applicable insurance policy and pursuant to the terms of the settlement.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. Our motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the court seeking a stay of this action, which was granted by the court on November 1, 2022. On November 25, 2022, Zillow filed a motion to join an IPR petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning the final remaining patent in this action, which the court granted on April 20, 2023. On October 13, 2023, the PTAB ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.

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
On March 10, 2022, May 5, 2022 and July 20, 2022, shareholder derivative suits were filed in the U.S. District Court for the Western District of Washington (“Federal Court”) and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County (the “2022 State Suit”), against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On June 1, 2022 and September 14, 2022, the U.S. District Court for the Western District of Washington issued orders consolidating the three federal derivative suits and staying the consolidated action until further order of the court, which stay was further continued by the Federal Court on September 6, 2023. On September 15, 2022, the Superior Court of the State of Washington entered a temporary stay in the 2022 State Suit. Upon the filing of the defendants’ answer in the related securities class action lawsuit on January 23, 2023, the stay in the 2022 State Suit was lifted. A partial stay was then reentered in the 2022 State Suit on June 26, 2023. On August 23, 2023 a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We do not believe that a loss related to these lawsuits is probable.
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
Note 15. Revenue and Contract Balances
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
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Residential	$362	$372	$1,103	$1,182
Rentals	99	74	264	206
Mortgages	24	26	74	101
Other	11	11	30	34
Total revenue	$496	$483	$1,471	$1,523
Contract Balances
Contract assets represent our right to consideration in exchange for goods and services that we have transferred to the customer when that right is conditional on something other than the passage of time. Contract assets are primarily related to our Premier Agent Flex, Zillow Lease Connect and StreetEasy Experts offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Premier Agent Flex and StreetEasy Experts, and qualified leases to be secured for Zillow Lease Connect. The current portion of contract assets is recorded within prepaid expenses and other current assets and the long-term portion of contract assets is recorded within other assets in our condensed consolidated balance sheets and totaled $89 million and $71 million as of September 30, 2023 and December 31, 2022, respectively.
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
For the three months ended September 30, 2023, the opening balance of deferred revenue was $49 million, of which $46 million was recognized as revenue during the period. For the three months ended September 30, 2022, the opening balance of deferred revenue was $52 million, of which $50 million was recognized as revenue during the period.

For the nine months ended September 30, 2023, the opening balance of deferred revenue was $44 million, of which $43 million was recognized as revenue during the period. For the nine months ended September 30, 2022, the opening balance of deferred revenue was $51 million, of which $51 million was recognized as revenue during the period. As of September 30, 2023 and 2022, deferred revenue was $48 million and $50 million, respectively.
Note 16. Subsequent Events
UBS AG Repurchase Agreement
On October 11, 2023, Zillow Home Loans entered into a master repurchase agreement with UBS AG. The master repurchase agreement provides a total maximum borrowing capacity of $100 million through October 9, 2024. Borrowings on the master repurchase agreement will be classified within current liabilities in our condensed consolidated balance sheets.
Acquisition of Follow Up Boss
On October 28, 2023, Zillow, Inc. and Enchant, LLC, d/b/a Follow Up Boss (“Follow Up Boss”), entered into a Membership Interest Purchase Agreement (the “Agreement”), pursuant to which Zillow, Inc. agreed to acquire Follow Up Boss for $400 million in cash, subject to certain adjustments, payable upon closing of the transaction, and up to $100 million in cash payable over a three-year period upon achievement of certain performance metrics contemplated by the Agreement. Follow Up Boss is a customer relationship management system for real estate professionals. The Agreement contains customary representations, warranties and covenants of the parties as well as conditions to closing, including, among other things, regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Partial Repurchase of 2025 Notes
On October 31, 2023 and November 1, 2023, we repurchased a total of approximately $28 million aggregate principal amount of our 2025 Notes, plus accrued interest, using a 10b5-1 plan, in accordance with the Repurchase Authorizations. These repurchases will reduce our outstanding convertible senior notes, net of current portion in our condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview of our Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, great partners, and easier buying, selling, financing and renting experiences.
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage originations business and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including Spruce, Mortech, New Home Feed and ShowingTime+.
As of September 30, 2023, we had 6,148 employees compared to 5,724 employees as of December 31, 2022.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations and inflationary conditions. These factors may have a negative impact on the number of transactions consumers complete using our products and services and on demand for our advertising services. According to industry data from the National Association of REALTORS®, total residential real estate transaction dollars declined 14% during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and more than 20% during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Despite the industry headwinds and total residential real estate transaction value declines, we continue to invest in the execution of our strategy to increase customer transactions and revenue per transaction. We believe this continued investment in our strategic priorities has resulted in year over year Residential revenue results, described below, for the three and nine months ended September 30, 2023 as compared to the same periods in the prior year, that exceeded residential real estate industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Acquisitions
On July 31, 2023, we acquired Aryeo, Inc. (“Aryeo”), a software company that serves real estate photographers, in exchange for total consideration of $35 million, net of cash acquired. On September 11, 2023, we acquired substantially all of the assets and liabilities of Spruce Holdings, Inc. and certain affiliated entities (collectively referred to as “Spruce”), a tech-enabled title and escrow platform, in exchange for total consideration of $19 million, net of cash acquired. Acquisition-related costs incurred, which primarily included legal, accounting and other external costs directly related to the acquisition, are included within acquisition-related costs in our condensed consolidated statements of operations and were expensed as incurred.
On October 28, 2023, Zillow, Inc. and Enchant, LLC, d/b/a Follow Up Boss (“Follow Up Boss”), entered into a Membership Interest Purchase Agreement (the “Agreement”), pursuant to which Zillow, Inc. agreed to acquire Follow Up Boss for $400 million in cash, subject to certain adjustments, payable upon closing of the transaction, and up to $100 million in cash payable over a three-year period upon achievement of certain performance metrics contemplated by the Agreement. Follow Up Boss is a customer relationship management system for real estate professionals.
Discontinued Operations
In the fourth quarter of 2021, the Board of Directors of Zillow Group (the “Board”) made the determination to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in certain markets across the United States. The wind down was completed in the third quarter of 2022 and resulted in approximately a 25% reduction of Zillow Group’s workforce. The financial results of Zillow Offers have been presented in the accompanying condensed consolidated financial statements as discontinued operations and, therefore, are excluded from the following discussion of the results of our continuing operations. Given the wind down of Zillow Offers and corresponding shift in our strategic plans, financial performance for prior and current periods may not be indicative of future performance. For additional information, see Note 3 in our Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Financial Overview
For the three months ended September 30, 2023 and 2022, we generated total revenue of $496 million and $483 million, respectively, an increase of 3%. The increase in total revenue was primarily attributable to the following:
•Rentals revenue increased by $25 million to $99 million for the three months ended September 30, 2023 compared to $74 million for the three months ended September 30, 2022. The increase in Rentals revenue was primarily due to a 20% increase in quarterly revenue per average monthly rentals unique visitor to $3.30 for the three months ended September 30, 2023 as compared to $2.74 for the three months ended September 30, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers as well as growth in multifamily property listings. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors which increased 11% to 30 million during the three months ended September 30, 2023 from 27 million during the three months ended September 30, 2022.
•Residential revenue decreased by $10 million to $362 million for the three months ended September 30, 2023 compared to $372 million for the three months ended September 30, 2022. The decrease in Residential revenue was primarily driven by a 5% decrease in the number of visits for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations. The impact of the decrease in visits was partially offset by a 3% increase in Residential revenue per visit, driven by continued improvement in our ability to connect high-intent customers to agents.
•Mortgages revenue decreased by $2 million to $24 million for the three months ended September 30, 2023 compared to $26 million for the three months ended September 30, 2022, driven by an $8 million decrease in revenue from Custom Quote and Connect advertising services due to a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period. This resulted in a 40% decrease in leads generated from marketing products sold to mortgage professionals. The decrease in revenue from Custom Quote and Connect advertising services was offset by an $8 million increase in mortgage originations revenue, as total loan origination volume increased 69%, primarily driven by continued growth in Zillow Home Loans purchase loan originations.
During the three months ended September 30, 2023 and 2022, we generated gross profit of $386 million and $394 million, respectively, a decrease of 2%.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
Visits	2,626	2,767	(5)%	7,766	8,291	(6)%
During the three and nine month periods ended September 30, 2023, visits to our mobile applications and websites decreased by 5% and 6%, respectively, compared to the three and nine month periods ended September 30, 2022. These decreases were primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations.
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our revenue depends in part on users accessing our mobile applications and websites to engage in the sale, purchase and financing of homes, including with Zillow Home Loans, and a significant portion of our Residential revenue, Rentals revenue and Other revenue depend on advertisements being served to users of our mobile applications and websites.
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

The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
Average monthly unique users	224	236	(5)%	221	227	(3)%
During the three and nine month periods ended September 30, 2023, average monthly unique users decreased by 5% and 3%, respectively, compared to each of the three and nine month periods ended September 30, 2022. These decreases were primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations.
Loan Origination Volume
Loan origination volume is an important metric as it is a measure of how successful we are at the origination of mortgage loan products through our mortgage origination business, Zillow Home Loans, which directly impacts our Mortgages revenue. Loan origination volume represents the total value of mortgage loan originations closed through Zillow Home Loans during the period.
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2022 to 2023 % Change	Nine Months Ended September 30,		2022 to 2023 % Change
	2023	2022		2023	2022
Purchase loan origination volume	$452	$240	88%	$1,047	$557	88%
Refinance loan origination volume	5	31	(84)%	12	745	(98)%
Total loan origination volume	$457	$271	69%	$1,059	$1,302	(19)%
During the three months ended September 30, 2023, total loan origination volume increased 69% compared to the three months ended September 30, 2022. This increase was primarily driven by the continued growth in Zillow Home Loans purchase loan originations, partially offset by a decrease in refinance loan origination volume, which was impacted by interest rate increases. During the nine months ended September 30, 2023, total loan origination volume decreased 19% compared to the nine months ended September 30, 2022. This decrease was primarily driven by a decrease in refinance loan origination volume which was impacted by interest rate increases, partially offset by the continued growth in Zillow Home Loans purchase loan originations.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.

Revenue

					% of Total Revenue
	Three Months Ended September 30,		2022 to 2023		Three Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Residential	$362	$372	$(10)	(3)%	73%	77%
Rentals	99	74	25	34	20	15
Mortgages	24	26	(2)	(8)	5	5
Other	11	11	—	—	2	2
Total revenue	$496	$483	$13	3%	100%	100%

					% of Total Revenue
	Nine Months Ended September 30,		2022 to 2023		Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Residential	$1,103	$1,182	$(79)	(7)%	75%	78%
Rentals	264	206	58	28	18	14
Mortgages	74	101	(27)	(27)	5	7
Other	30	34	(4)	(12)	2	2
Total revenue	$1,471	$1,523	$(52)	(3)%	100%	100%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Total revenue increased $13 million, or 3%, to $496 million:
•Rentals revenue increased $25 million, or 34%. The increase in Rentals revenue was primarily due to a 20% increase in quarterly revenue per average monthly rentals unique visitor to $3.30 for the three months ended September 30, 2023 as compared to $2.74 for the three months ended September 30, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers as well as growth in multifamily property listings, which drove a 42% increase in multifamily rentals revenue. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors which increased 11% to 30 million during the three months ended September 30, 2023 from 27 million during the three months ended September 30, 2022. Average monthly rentals unique visitors are measured with Comscore data, which includes average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites. We expect Rentals revenue to decrease in absolute dollars during the three months ending December 31, 2023, primarily due to the impact of seasonality on rental property listings and landlord advertising spend.
•Residential revenue decreased $10 million, or 3%. The decrease in Residential revenue was primarily driven by a 5% decrease in the number of visits for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations. The impact of the decrease in visits was partially offset by a 3% increase in Residential revenue per visit to $0.138 for the three months ended September 30, 2023 from $0.134 for the three months ended September 30, 2022, primarily driven by continued improvement in our ability to connect high-intent customers to agents. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. As a result of the housing market factors described above, Premier Agent revenue decreased 3% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. We expect Residential revenue to decrease in absolute dollars during the three months ending December 31, 2023, primarily due to continued pressure from the macro housing market factors described above and the impact of seasonality on real estate transaction volumes.

•Mortgages revenue decreased $2 million, or 8%, driven by an $8 million decrease in our Custom Quote and Connect advertising services revenue, offset by an $8 million increase in mortgage originations revenue. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 40% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period. The decrease in Custom Quote and Connect advertising services revenue was offset by an $8 million increase in mortgage originations revenue, as total loan origination volume increased 69% from $271 million for the three months ended September 30, 2022 to $457 million for the three months ended September 30, 2023, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume, partially offset by a decrease in refinance loan origination volume due to the impact of interest rate increases. The increase in mortgage originations revenue was also attributable to a 40% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Total revenue decreased $52 million, or 3%, to $1,471 million:
•Residential revenue decreased $79 million, or 7%. This decrease was driven by a 6% decrease in the number of visits for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations. These factors also resulted in an 8% decrease in Premier Agent revenue during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
•Mortgages revenue decreased $27 million, or 27%. This decrease was driven by a decline in our Custom Quote and Connect advertising services revenue. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 35% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period.
•Rentals revenue increased $58 million, or 28%. The increase in Rentals revenue was primarily due to growth in average monthly rentals unique visitors which increased 15% to 30 million during the nine months ended September 30, 2023 from 26 million during the nine months ended September 30, 2022. The increase in Rentals revenue was also driven by an 11% increase in quarterly revenue per average monthly rentals unique visitor to $2.93 for the nine months ended September 30, 2023 as compared to $2.64 for the nine months ended September 30, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers as well as growth in multifamily property listings.

Adjusted EBITDA

The following table summarizes net loss, which includes the impact of discontinued operations, and Adjusted EBITDA, which excludes the impact of discontinued operations (in millions, except percentages):

					% of Revenue
	Three Months Ended September 30,		2022 to 2023		Three Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022
Net loss	$(28)	$(53)	$25	47%	(6)%	(11)%
Adjusted EBITDA	$107	$130	$(23)	(18)%	22%	27%

					% of Revenue
	Nine Months Ended September 30,		2022 to 2023		Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022
Net loss	$(85)	$(29)	$(56)	(193)%	(6)%	(2)%
Adjusted EBITDA	$322	$441	$(119)	(27)%	22%	29%

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable U.S. generally accepted accounting principle (“GAAP”) financial measure.
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
•Adjusted EBITDA does not reflect interest expense or other income, net;
•Adjusted EBITDA does not reflect income taxes; and
•Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from the way we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash-flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net loss for each of the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(28)	$(53)	$(85)	$(29)
Loss from discontinued operations, net of income taxes	—	2	—	13
Income taxes	—	3	1	(1)
Other income, net	(34)	(12)	(108)	(19)
Depreciation and amortization	49	34	134	114
Share-based compensation	109	147	342	323
Impairment and restructuring costs	1	—	9	14
Acquisition-related costs	1	—	2	—
Interest expense	9	9	27	26
Adjusted EBITDA	$107	$130	$322	$441
Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended September 30,		2022 to 2023		Three Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Cost of revenue	$110	$89	$21	24%	22%	18%
Gross profit	386	394	(8)	(2)	78	82
Operating expenses:
Sales and marketing	164	165	(1)	(1)	33	34
Technology and development	142	142	—	—	29	29
General and administrative	131	138	(7)	(5)	26	29
Impairment and restructuring costs	1	—	1	—	—	—
Acquisition-related costs	1	—	1	—	—	—
Total operating expenses	439	445	(6)	(1)	89	92
Other income, net	34	12	22	183	7	2
Interest expense	(9)	(9)	—	—	(2)	(2)
Income tax expense	—	(3)	3	100	—	(1)

					% of Total Revenue
	Nine Months Ended September 30,		2022 to 2023		Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages, unaudited)
Cost of revenue	$306	$278	$28	10%	21%	18%
Gross profit	1,165	1,245	(80)	(6)	79	82
Operating expenses:
Sales and marketing	493	502	(9)	(2)	34	33
Technology and development	419	369	50	14	28	24
General and administrative	407	370	37	10	28	24
Impairment and restructuring costs	9	14	(5)	(36)	1	1
Acquisition-related costs	2	—	2	—	—	—
Total operating expenses	1,330	1,255	75	6	90	82
Other income, net	108	19	89	468	7	1
Interest expense	(27)	(26)	(1)	(4)	(2)	(2)
Income tax benefit (expense)	(1)	1	(2)	(200)	—	—

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
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Cost of revenue increased $21 million, or 24%, primarily driven by increases of $15 million in depreciation and amortization expense due to an increase in website development costs, $3 million in ad serving costs and $3 million in software and hardware costs.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Cost of revenue increased $28 million, or 10%, primarily driven by increases of $22 million in depreciation and amortization expense due to an increase in website development costs, $6 million in ad serving costs, $6 million in software and hardware costs and $4 million in mortgage loan processing costs due to increased purchase loan origination volume. These increases were partially offset by a $7 million decrease in lead acquisition costs as we focus on organic growth of our mortgage origination business and a $2 million decrease in credit card processing fees attributable to the previously mentioned decrease in revenue.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Gross profit decreased by $8 million, or 2%, due to increases in cost of revenue, primarily associated with additional depreciation and amortization expenses, which outpaced the growth of revenue. Total gross margin decreased from 82% to 78%.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Gross profit decreased by $80 million, or 6%, primarily due to a decrease in revenue, discussed above. Total gross margin decreased from 82% to 79%.
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
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Sales and marketing expenses decreased $1 million, or 1%, due to a decrease of $5 million in headcount-related expenses, including share-based compensation expense, primarily driven by the recognition of incremental share-based compensation expense in the three months ended September 30, 2022 in connection with the repricing of eligible option awards in connection with the August 2022 Equity Award Actions, partially offset by a $2 million increase in marketing and advertising costs.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Sales and marketing expenses decreased $9 million, or 2%, due to decreases of $6 million in marketing and advertising costs and $4 million in third-party professional service fees both driven by active cost management, a $3 million decrease in depreciation and amortization expense, and a $3 million decrease in headcount-related expenses, including share-based compensation expense primarily driven by the recognition of incremental share-based compensation expense in the three months ended September 30, 2022 in connection with the repricing of eligible option awards in connection with the August 2022 Equity Award Actions. The decreases were partially offset by a $6 million increase in travel expenses and a $2 million increase in software and hardware costs.
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
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Technology and development expenses remained flat, primarily due to a decrease of $3 million in third-party professional service fees, partially offset by a $2 million increase in travel expenses and a $2 million increase in software and hardware costs.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Technology and development expenses increased $50 million, or 14%, primarily due to increases of $41 million in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, $5 million in travel expenses and $4 million in software and hardware costs.

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
Three months ended September 30, 2023 compared to three months ended September 30, 2022
General and administrative expenses decreased $7 million, or 5%, primarily due to a decrease of $10 million in headcount-related expenses, including share-based compensation expense, primarily driven by the recognition of incremental share-based compensation expense in the three months ended September 30, 2022 in connection with the repricing of eligible option awards in connection with the August 2022 Equity Award Actions, partially offset by an increase of $2 million in third-party professional service fees.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
General and administrative expenses increased $37 million, or 10%, primarily due to increases of $34 million in headcount-related expenses, including share-based compensation expense, primarily driven by an $18 million increase in share-based compensation expense associated with the departures of certain personnel, as well as the impact of the August 2022 Equity Award Actions. The increase in general and administrative expenses was also driven by increases of $3 million in third-party professional service fees and $3 million in software and hardware costs.
Impairment and Restructuring Costs
Impairment and restructuring costs were $1 million and $9 million for the three and nine month periods ended September 30, 2023, respectively. The nine months ended September 30, 2023 include impairment costs of $6 million related to reductions in our right of use assets associated with changes in the use of certain office space in our lease portfolio and employee termination costs of $3 million.
There were no impairment and restructuring costs incurred during the three months ended September 30, 2022. Impairment and restructuring costs totaled $14 million for the nine months ended September 30, 2022. These costs do not qualify as discontinued operations and were primarily attributable to employee termination costs associated with the wind down of Zillow Offers operations. For additional information regarding these costs, see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, and fair value adjustments on an outstanding warrant.
Other income, net increased $22 million and $89 million for the three and nine month periods ended September 30, 2023, respectively. The increase in other income, net was primarily driven by increases in returns on investments due to the higher interest rate environment as compared to the prior year period.
Income Taxes
We are primarily subject to income taxes in the United States (federal and state), as well as certain foreign jurisdictions. As of September 30, 2023 and December 31, 2022, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2022, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $63 million (tax effected) as of December 31, 2022.
Income tax expense (benefit) for the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022 was not material. We recorded income tax expense of $3 million for the three months ended September 30, 2022, primarily related to state income taxes.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We generally reinvest available cash flows from operations into our business and to service our debt obligations.
Sources of Liquidity
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents, investments and restricted cash of $3.3 billion and $3.4 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government treasury securities, U.S. government agency securities, investment grade corporate securities, and commercial paper. Restricted cash primarily consists of amounts held in escrow related to funding customer home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation insurance limits, as applicable. As of September 30, 2023, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The cash flows related to discontinued operations have not been separated. Accordingly, the condensed consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations for the nine months ended September 30, 2022. There were no cash flows related to discontinued operations for the nine months ended September 30, 2023. See Note 3 in our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on discontinued operations, including supplemental cash flow information. The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Nine Months Ended September 30,
	2023	2022
Cash Flow Data:
Net cash provided by operating activities	$268	$4,420
Net cash provided by (used in) investing activities	339	(1,123)
Net cash used in financing activities	(226)	(4,160)
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

For the nine months ended September 30, 2023, net cash provided by operating activities was $268 million. This was driven by a net loss of $85 million, adjusted by share-based compensation of $342 million, depreciation and amortization of $134 million, accretion of bond discount of $29 million, amortization of right of use assets of $18 million, amortization of contract cost assets of $16 million and amortization of debt issuance costs of $4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $135 million. The changes in operating assets and liabilities are primarily related to a $55 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $26 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $24 million decrease in lease liabilities due to contractual lease payments, a $22 million increase in prepaid expenses and other current assets primarily due to an increase in revenue from products and services billed in arrears, a $16 million increase in contract cost assets primarily due to capitalized sales commissions, a $4 million decrease in other long term liabilities, and a $3 million decrease in accrued expenses and other current liabilities. These changes were partially offset by a $7 million increase in accounts payable and a $4 million increase in accrued compensation and benefits both driven by the timing of payments, and a $4 million increase in deferred revenue.
For the nine months ended September 30, 2022, net cash provided by operating activities was $4.4 billion. This was driven by a net loss of $29 million, adjusted by share-based compensation of $341 million, depreciation and amortization of $121 million, amortization of debt discount and debt issuance costs of $24 million, amortization of contract cost assets of $23 million, a loss on extinguishment of debt of $21 million, amortization of right of use assets of $17 million, accretion of bond discount of $11 million, and other adjustments to reconcile net loss to net cash provided by operating activities of $11 million. Changes in operating assets and liabilities increased cash provided by operating activities by $3.9 billion. The changes in operating assets and liabilities are primarily related to a $3.9 billion decrease in inventory and a $76 million decrease in accounts receivable as we wound down Zillow Offers operations, a $58 million decrease in mortgage loans held for sale driven by increased interest rates which decreased demand for mortgages, and a $6 million increase in other long-term liabilities primarily due to our outstanding warrant agreement. These changes were partially offset by a $52 million decrease in accrued compensation and benefits and a $49 million decrease in accrued expenses and other current liabilities driven primarily by the wind down of Zillow Offers operations, a $15 million decrease in lease liabilities primarily due to lease payments, a $13 million increase in prepaid expenses and other current assets and a $13 million increase in contract cost assets.

Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, cash outflows for purchases of property and equipment and intangible assets, including capitalized website development costs and internal-use software, and cash paid in connection with acquisitions.
For the nine months ended September 30, 2023, net cash provided by investing activities was $339 million. This was the result of $498 million of net proceeds from the maturity of investments, $125 million of purchases of property and equipment and intangible assets, and $34 million of cash paid for acquisitions, net of cash acquired.
For the nine months ended September 30, 2022, net cash used in investing activities was $1.1 billion. This was the result of $1.0 billion of net purchases of investments and $104 million of purchases of property and equipment and intangible assets.
Cash Flows Used In Financing Activities
Net cash used in financing activities has primarily resulted from repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on the warehouse line of credit and master repurchase agreements related to Zillow Home Loans, and, prior to September 30, 2022, settlement of long term debt including our Zillow Offers securitization term loans, proceeds from our Zillow Offers securitization transaction, and proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers.
For the nine months ended September 30, 2023, net cash used in financing activities was $226 million, which primarily related to $336 million of cash paid for share repurchases, partially offset by $56 million of proceeds from the exercise of option awards and $54 million of net borrowings on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
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

Capital Resources
We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, infrastructure and continued investments in sales and marketing. To finance these investments and ongoing operations, and in the event that we require additional funding to support strategic business opportunities, we have issued convertible senior notes. As of September 30, 2023, we have $1.7 billion aggregate principal of convertible senior notes outstanding. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our convertible senior notes as of the periods presented (in millions, except interest rates):

			September 30, 2023	December 31, 2022
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$496	$495
May 15, 2025	565	2.75%	561	560
September 1, 2024	608	0.75%	607	605
Total	$1,672		$1,664	$1,660
We may from time to time seek to redeem, retire or purchase outstanding debt through cash purchases and/or exchanges for cash, shares of stock or a combination of cash and stock, pursuant to the redemption terms of such debt securities, in open market purchases, privately negotiated transactions or otherwise. In particular, the 2024 Notes and 2026 Notes may be redeemed if the last reported sale price of our Class C capital stock exceeds $56.56 per share for a specified period of trading days. To the extent our Class C capital stock price rises above those levels, we may redeem the 2024 Notes and/or 2026 Notes, in which case, we would expect to settle any conversions in cash up to the principal amount and shares of Class C capital stock for any conversion obligation in excess of the principal amount. Such redemptions, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Refer to Note 9 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our convertible senior notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
On July 31, 2023, we acquired Aryeo, a software company which serves real estate photographers, for approximately $20 million of our Class C capital stock and $15 million in cash, net of cash acquired, subject to certain adjustments. Additionally, on September 11, 2023, we acquired substantially all of the assets and liabilities of Spruce, a tech-enabled title and escrow platform, for approximately $19 million in cash, net of cash acquired, subject to certain adjustments.
On October 28, 2023, Zillow, Inc. and Follow Up Boss entered into an Agreement pursuant to which Zillow, Inc. agreed to acquire Follow Up Boss for $400 million in cash, subject to certain adjustments, payable upon closing of the transaction, and up to $100 million in cash payable over a three-year period upon achievement of certain performance metrics contemplated by the Agreement. Follow Up Boss is a customer relationship management system for real estate professionals. The Agreement contains customary representations, warranties and covenants of the parties as well as conditions to closing, including, among other things, regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Prior to July 31, 2023, the Board authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. For additional information on these authorizations, see Notes 13 and 15 to our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, convertible senior notes or a combination thereof. This additional authorization (together with the previous authorizations, the “Repurchase Authorizations”) increased our total cumulative Repurchase Authorizations to $2.5 billion. During the nine months ended September 30, 2023, we repurchased 1.8 million shares of Class A common stock and 5.4 million shares of Class C capital stock at an average price of $48.71 and $46.15 per share, respectively, for an aggregate purchase price of $86 million and $250 million, respectively. As of September 30, 2023, $914 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected.

Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our warehouse line of credit and master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at September 30, 2023	Outstanding Borrowings at December 31, 2022	Weighted Average Interest Rate
JPMorgan Chase Bank, N.A.(1)	May 30, 2024	$100	$68	$—	7.03%
Atlas Securitized Products, L.P.(2)	March 11, 2024	50	22	23	7.32%
Comerica Bank	December 29, 2023	50	1	11	7.45%
Citibank, N.A.(3)	June 9, 2023	—	—	3	—%
	Total	$200	$91	$37
(1)Agreement commenced on June 1, 2023 and provides for a total maximum borrowing capacity of $100 million, $25 million of which is committed, until May 30, 2024.
(2)Agreement was reassigned from Credit Suisse AG, Cayman Islands on May 25, 2023. No other material changes were made to the agreement in connection with the reassignment.
(3)Agreement expired on June 9, 2023 and was not renewed.
On October 11, 2023, Zillow Home Loans entered into a repurchase agreement with UBS AG. The repurchase agreement provides a total maximum borrowing capacity of $100 million until October 9, 2024.

Refer to Note 9 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s warehouse line of credit and master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates, as well as the associated coupon interest. As of September 30, 2023, we have an outstanding aggregate principal amount of convertible senior notes of $1.7 billion, $608 million of which is payable within 12 months. Future interest payments associated with the convertible senior notes total $55 million, with $27 million payable within 12 months. Refer to Note 9 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our convertible senior notes.
Credit Facilities - Includes principal amounts due for amounts borrowed under the warehouse line of credit and master repurchase agreements to finance mortgages originated through Zillow Home Loans. As of September 30, 2023, we have outstanding principal amounts of $91 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. During the nine months ended September 30, 2023, there were no material changes to our operating lease obligations disclosed in Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additionally, as of September 30, 2023, we had outstanding letters of credit of approximately $12 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. During the nine months ended September 30, 2023, there were no material changes to the purchase commitments disclosed in Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
As of September 30, 2023, we had approximately $1.7 billion aggregate principal amount of convertible senior notes outstanding with maturities ranging from September 2024 through September 2026. All outstanding convertible senior notes bear fixed rates of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our warehouse line of credit and master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse line of credit and master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of September 30, 2023 and December 31, 2022, we had $91 million and $37 million, respectively, of outstanding borrowings on our warehouse line of credit and master repurchase agreements which bear interest either at a floating rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined by the governing agreements, or Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the warehouse line of credit and master repurchase agreements, we estimate that a one percentage point increase in SOFR or BSBY, as applicable, would not have a material effect on our annual interest expense associated with the warehouse line of credit and master repurchase agreements as of September 30, 2023 and December 31, 2022.
For additional details related to our credit facilities and convertible senior notes, see Note 9 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 31, 2023, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder, we issued 380,259 shares of Class C capital stock to the stockholders of Aryeo as partial payment for acquisition of the entity by Zillow Group.
There were no other unregistered sales of equity securities during the three months ended September 30, 2023.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended September 30, 2023 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
July 1 - July 31, 2023	—	—	$—	$—	—	$1,014
August 1 - August 31, 2023	965	932	52.57	52.80	1,897	914
September 1 - September 30, 2023	—	—	—	—	—	914
Total	965	932			1,897

(1) On December 2, 2021, the Board authorized a stock repurchase program granting the authority to repurchase up to $750 million of Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, the Board authorized the repurchase of up to an additional $1 billion of Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, the Board further expanded these authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof (together with the previous authorizations, “Repurchase Authorizations”). The Repurchase Authorizations do not have an expiration date. There were no repurchases of convertible senior notes during the three months ended September 30, 2023.

Item 5. Other Information
Trading Plans
On August 21, 2023, Brad Owens, General Counsel, entered into a 10b5-1 sales plan (the “10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Sales Plan provides for the exercise of option awards and sale of up to 127,625 shares of Class C capital stock and the sale of an indeterminate number of shares of Class C capital stock related to future vesting of restricted stock units. The 10b5-1 Sales Plan will become effective on November 20, 2023 and will terminate on August 18, 2025, subject to earlier termination upon the exercise of option awards and sale of all shares of Class C capital stock subject to the 10b5-1 Sales Plan or as otherwise provided in the 10b5-1 Sales Plan.

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

10.1	Optional Partial Termination to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of August 15, 2023.

10.2*	Amended Zillow Group, Inc. Executive Severance Plan and Summary Plan Description.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.
^	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2023	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer