Form 10-K
period 2023-12-31
ZILLOW GROUP, INC.
filed 2024-02-15
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock and Class C capital stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $10,398,012,325.
As of February 7, 2024, 55,282,702 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 171,966,055 shares of Class C capital stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

ZILLOW GROUP, INC.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2023

i

As used in this Annual Report on Form 10-K, the terms “Zillow Group,” “the Company,” “we,” “us” and “our” refer to Zillow Group, Inc., unless the context indicates otherwise.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “potential,” “might” or the negative or plural of these words or similar expressions.
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
•our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners;
•our ability to establish or maintain relationships with listing and data providers, which affects traffic to our mobile applications and websites;
•our ability to comply with current and future multiple listing service (“MLS”) rules and requirements;
•our ability to navigate industry changes, including as a result of certain or future class action lawsuits or government investigations, which may include lawsuits or investigations in which we are not a party;
•our ability to continue to innovate and compete successfully against our existing or future competitors to attract customers and real estate partners;
•our ability to effectively invest resources to pursue new strategies, develop new products and services and expand existing products and services into new markets;
•our ability to operate and grow Zillow Home Loans, our mortgage origination business, including the ability to obtain or maintain sufficient financing to fund its origination of mortgages, meet customers’ financing needs with its product offerings, continue to grow the origination business and resell originated mortgages on the secondary market;
•the duration and impact of natural disasters, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services, or general economic conditions;
•our ability to maintain adequate security measures or technology systems, or those of third parties on which we rely, to protect data integrity and the information and privacy of our customers and other third parties;
•the impact of pending or future litigation and other disputes or enforcement actions, which may include lawsuits or investigations in which we are not a party;
•our ability to attract, engage, and retain a highly skilled, remote workforce;
•acquisitions, investments, strategic partnerships, capital-raising activities, or other corporate transactions or commitments by us or our competitors;
•our ability to continue relying on third-party services to support critical functions of our business;
•our ability to protect and continue using our intellectual property and prevent others from copying, infringing upon, or developing similar intellectual property, including as a result of generative artificial intelligence;
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
NOTE REGARDING INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K contains market and industry data that are based on our own internal estimates and research, as well as independent industry publications, trade or business organizations and other statistical information from third parties. Third-party information generally states that the information contained therein has been obtained from sources believed to be reliable. While we are not aware of any misstatements regarding this third-party information, we have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein. The content of, or accessibility through, these market and industry data sources, except to the extent specifically set forth in this Annual Report on Form 10-K, does not constitute a portion of this report and are not incorporated herein, and any sources are an inactive textual reference only.

PART I
Item 1. Business.
Overview
We are reimagining real estate to make home a reality for more and more people. As the most visited real estate website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, dedicated partners and agents, and easier buying, selling, financing and renting experiences. Hundreds of millions of people visit our mobile applications and websites every month to begin their journey.
At the core of Zillow is our living database of approximately 160 million U.S. homes and our differentiated content, most notably the Zestimate, our patented proprietary automated valuation model through which we provide home value estimates. With the launch of the Zestimate feature in 2006, we introduced important transparency to residential real estate in order to empower consumers to make better decisions. During 2023, our Zestimate feature had a median error rate of 2.3% for homes listed for sale and 7.4% for off-market homes. We believe our data and content has helped the Zillow brand become synonymous with residential real estate with Zillow being searched more than the term “real estate” in the United States.
Our vision of a “housing super app” is to help customers across all their real estate needs serving as one ecosystem of connected solutions for all the tasks and services related to moving. We are focused on continually improving our customer funnel, capturing customer demand and connecting that demand to our partner network. We believe this focus allows us to build closer relationships with our customers to help them find and move into the places they call home, which is at the core of our mission. We also believe the path to realizing our “housing super app” vision involves executing on product initiatives across six growth pillars:
•Touring – Make it easier for high-intent customers to take in-person tours and connect with our partner agents
•Financing – Prepare customers to be transaction-ready with financing early in their home buying journey
•Expanding seller services – Invest in tech-enabled solutions and services to make selling homes easier for sellers and listing agents
•Enhancing our partner network – Help the best agents to better serve more customers and grow their businesses
•Rentals – Build a comprehensive rental marketplace for customers and property managers
•Integrating our services – Bring our engagement, products and services together to drive more transactions and more revenue per customer transaction
We continue to operate in a challenging macro housing environment where rising mortgage rates and low housing supply have led to affordability challenges for many potential buyers. Many potential sellers have postponed or forgone opportunities to sell, choosing instead to hold onto their existing lower-rate mortgages, limiting for-sale housing supply as a result. However, while this shortfall of for-sale inventory has limited sales volume, prices have continued to rise as competition for the relatively few available for-sale homes remains firm. These macroeconomic factors and their impact on the residential real estate market have affected our business and influenced the resources we use to direct our operations.
In the fourth quarter of 2021, the Board of Directors of Zillow Group made the determination to wind down Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the United States. The wind down was completed in the third quarter of 2022, which resulted in approximately a 25% reduction of Zillow Group’s workforce. The financial results of Zillow Offers have been presented in the accompanying consolidated financial statements as discontinued operations. For additional information, see Note 3 in our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Beginning in 2023, our chief executive officer, who acts as the chief operating decision maker, began to manage our business, make operating decisions, and evaluate operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. Accordingly, this change led to revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker, and served to align our reported results with our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. As a result, beginning in the first quarter of 2023, we began to report our financial results as a single reportable segment.
In the fourth quarter of 2023, we closed the acquisition of Follow Up Boss, a customer relationship management system that gives real estate professionals a central hub to organize and engage customers, close deals, and build their teams. Follow Up Boss has been a key integration partner of ours for several years, and the product is widely utilized by the broader real estate industry and many of our Premier Agent partners. For additional information, see Note 7 in our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Customer Offerings
To deliver on our mission, we strive to provide a seamless, integrated transaction experience for movers through Zillow, our network of trusted partners, our affiliated brands, and through a comprehensive suite of marketing software and technology solutions for the real estate industry, including Spruce, Mortech, New Home Feed, ShowingTime+ and Follow Up Boss. We do this through a range of services designed to help our customers in whatever stage of the housing journey they may be in. This typically includes the need for multiple services simultaneously. Approximately 70% of sellers are also buying at the same time, and among renters with plans to move within the next year, 43% plan to buy their next home1.
Our services are primarily designed for the following:
For Buyers, Sellers and Partners – When a buyer is ready to begin their home buying journey, we offer a variety of options depending on where they choose to start. After searching for a home on our mobile applications and websites, customers can choose to meet with a local real estate professional by connecting with a Premier Agent partner, scheduling an in-person home tour powered by ShowingTime+, or obtaining financing through Zillow Home Loans. For customers who are focused on buying new construction homes, we connect them with our home builder partners. Once buyers find their home, they can choose to work with our Premier Agent partners and affiliated integrated services, including financing through Zillow Home Loans, to facilitate a seamless transaction experience. For sellers, we are focused on providing multiple offerings for customers to find ways to sell their homes. For instance, we have an exclusive multi-year partnership with Opendoor to provide our customers with the option to get a cash offer on their home, and we have expanded this offering to 45 markets across the country. Additionally, we launched the Listing Showcase product under ShowingTime+, which allows sellers and listing agents to differentiate themselves on Zillow through higher-quality listings via an immersive premium experience featuring rich media, including scrolling hero images, room-by-room photo organization and interactive floor plans. For partners, we are actively integrating Follow Up Boss, a customer relationship management system for real estate professionals, into our suite of product offerings. This tech-enabled solution gives real estate professionals a central hub to organize and engage customers, close deals and build out their teams.
For Renters – During 2023, we estimate that there were almost three times more households moving to a new rental than purchasing a home in the United States2. Our rentals marketplace assists our partners with listings, advertising, leasing and property management services through Zillow Rental Manager in the U.S. market of nearly 48 million rental units3. We connect prospective renters with our property management and landlord partners through our rental websites which provide landlords access to the most visited online rental network4. We also provide renters with the ability to easily submit applications, sign leases and make rental payments through our platform. We are continuing to make enhancements to our rental products and services to make moving a transparent and seamless process. Such enhancements include the addition of room for rent listings, the ability to filter on income restricted listings, a universal application feature which allows potential renters to pay once to access multiple listings and the reporting of timely rental payments to a major credit bureau, among others.
1 Source: Zillow Group’s 2023 Consumer Housing Trends Report
2 Source: Estimate derived from Zillow internal estimates of more than 12 million rental households moving to a new rental in 2023 as compared to 4.8 million new and existing homes sold in 2023 according to the National Association of REALTORS® Economic Outlook as of December 2023
3 Source: 2023 U.S. Census Bureau’s Current Population Survey dated October 31, 2023
4 Source: Comscore Media Metrix® Multi-Platform Key Measures, Zillow, Zillow Rentals, Apartments.com Network, Rent., Zumper., Total Audience, November 2023, U.S. report

For Borrowers – Approximately 80% of all homes purchased in the U.S. are financed with a mortgage, 40% of all homebuyers start their home buying process shopping for a mortgage, and 80% of those buyers don’t yet have an agent5. In order to address this opportunity, we provide our customers with multiple ways to pursue mortgage financing for their transaction. We provide customers with the option to finance directly with Zillow Home Loans or to connect with our mortgage partners through our mortgage marketplace for both purchase and refinance opportunities. Zillow Home Loans, which is currently available in 49 states and the District of Columbia, originates mortgage loans and then sells substantially all of the loans on the secondary market.
Competitive Advantages
We believe we have the following competitive advantages:
•Large and trusted brand. The Zillow Group portfolio attracted an annual monthly high of 233 million unique users in June 2023 and approximately 10.0 billion visits in 2023, primarily to our Zillow, Trulia and StreetEasy portals. Today, more people search for “Zillow” than “real estate6,” and Zillow is the most visited7 and trusted8 brand in the online real estate industry.
•Living database of homes and superior data science and technology advantages. Our living database of approximately 160 million U.S. homes is the result of substantial investment, sophisticated economic and statistical analysis and complex data aggregation of multiple sources of property, transaction and listing data, including user generated updates to more than 43 million property records. This data is the foundation of our proprietary Zestimate, Rent Zestimate, Zillow Home Value Index and Zillow Observed Rent Index models, as well as our housing and business forecasts.
•Superior industry partnerships. Zillow Group partners with thousands of the most productive names in real estate, maintaining strong partnerships with leading real estate agents, brokers, mortgage professionals, property managers, landlords, home builders, regional MLSs and more. Zillow is a licensed brokerage entity, which serves to enhance our partnership with MLSs. We aim to partner with high-performing and service-focused industry partners who share our interests in providing the best-possible services to our shared customers. Continually enhancing our partner network enables us to implement new products and features, introduce more customers to our best-performing partners and offer our shared customers an improved end-to-end transaction experience, including mortgages.
•Experienced, proven management team. We have a highly experienced management team who have successfully built Zillow and other brands into category leaders. We continue to add and develop executive talent with deep experience in building transaction-focused real estate, mortgage and e-commerce businesses. We believe the skills and experiences of our management team provide strategic insights and abilities to deliver a seamless real estate transaction experience for our customers.
•Strong culture of innovation and inclusion. Zillow Group has built an award-winning culture of collaboration and innovation that is committed to employee equity and creating an environment where employees feel valued, supported and that they belong. We have been recognized for our commitment to these efforts, being named on JUST CapitalSM’s “America’s JUST 100 Companies” list. Additionally, in 2023, Zillow Group was named one of the Best Workplaces for Real Estate, for Parents and for Women9. Zillow Group was also named one of PEOPLE®’s 2023 “Companies That Care” list.
•Strong financial position. Our cash position and operating cash flow give us the flexibility to continue to invest in our growth pillars despite recent economic uncertainty and a volatile interest rate environment. We are mindful of our costs, while prioritizing our investments to drive our growth pillars and pursue the large opportunities we see ahead of us.
5 Source: 2023 National Association of REALTORS® “2023 Home Buyers and Sellers Generational Trends Report” and Zillow internal estimates
6 Source: 2023 Google Trends report
7 Source: Comscore Media Metrix® Multi-Platform Key Measures, Real Estate, Total Audience, November 2023, U.S. report
8 Source: Life Story Research 2023 America’s Most Trusted® Home Search Website Study
9 Source: Great Place to Work®

Total Addressable Market
We participate in large addressable markets of buying, selling, renting and financing residential real estate in the U.S. Our Total Addressable Market (“TAM”) includes Zillow’s estimate of total industry transaction fees derived from residential real estate transactions. In recent years, we have invested in software services, including the acquisition of Follow Up Boss and the expansion of offerings through our ShowingTime+ suite of services, to further enhance our ability to facilitate real estate transactions with both buyers and sellers. In addition, we provide important adjacent services, such as mortgages through Zillow Home Loans. Our TAM also includes our complementary rentals marketplace which includes rentals advertising and property management software spend.
Our TAM has been affected in recent years by macroeconomic conditions that have proved unfavorable to the residential real estate industry. These macroeconomic conditions have driven low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations. These factors have negatively impacted the number of real estate transactions and demand for adjacent services. Despite these macroeconomic headwinds, we believe we are well positioned to address existing and future demand for real estate transactions. The amounts listed below represent the estimated total industry size associated with these opportunities for the year ended December 31, 2023 (in billions):

Residential real estate industry transaction fees[10]	$100
U.S. mortgage origination revenue [11]	45
Title and escrow services transaction fees [12]	17
Rentals advertising spend[13]	17
Property management software revenue[14]	8
TAM	$187
We also may explore additional opportunities in the future. The amounts listed in the table below represent the estimated total industry size associated with additional opportunities we may pursue (in billions):

Home insurance[15]	$148
Home renovation services[16]	657
Moving services[17]	21
Home appraisal services[18]	12
Seasonality
10 Sources: Estimate derived from total transaction value data from the December 2023 Economic Data published by the National Association of REALTORS® and Zillow’s internal estimate for average industry commission rates. Total transaction value calculated as existing homes sold during the period multiplied by the average existing home sales price during the same period.
11 Sources: 2023 Mortgage Bankers Association Reports; estimate derived from annual purchase mortgage origination volumes and average industry origination fees; excludes considerations associated with refinance mortgage origination volumes.
12 Sources: Estimate derived from annual existing home sales from the December 2023 Economic Data published by the National Association of REALTORS® and Zillow’s internal estimates for average industry title and escrow fee rates
13 Sources: 2023 U.S. Census Bureau’s Current Population Survey dated October 31, 2023 and Zillow Group internal data and estimates; estimate derived from annual rental unit inventory, average industry turnover rates and average advertising spend per unit.
14 Source: May 2023 report published by Fortune Business Insights which estimates North America’s annual property management market opportunity
15 Source: September 2023 report published by IBISWorld which estimates the annual homeowners’ insurance market opportunity
16 Source: 2022 Economy of Everything Home report published by Angi Inc. which estimates the annual home services market opportunity, inclusive of home improvements, home maintenance and home emergency repairs
17 Source: October 2023 report published by IBISWorld which estimates the annual moving services market opportunity
18 Source: February 2023 report published by IBIS World which estimates the annual real estate appraisal services market opportunity

Portions of our business have historically been affected by seasonal fluctuations in the residential real estate market, advertising spend and other factors. We generally expect Residential and Rentals revenue to peak in the three months ended June 30th or September 30th, consistent with the average number of visits and unique users which have historically peaked during the same period. Within Mortgages revenue, we believe that seasonality would result in higher purchase origination volumes in the spring and summer high seasons, and our Connect and Custom Quote mortgage marketing products have displayed similar seasonal fluctuations. In more recent years, our seasonality in revenue has been masked by macroeconomic factors. These factors include customers’ responses to macroeconomic housing market factors, such as interest rate and home price increases and volatility and tight housing inventory levels, and the impact of the COVID-19 pandemic.
Competition
Our business depends on our ability to successfully attract, retain and provide customers with products and services that make real estate transactions faster, easier and less stressful.
The residential real estate landscape is highly fragmented and competitive from the beginning of the search process through the closing of a transaction, typically with single point service providers. Approximately 4.8 million existing and new homes were sold in the U.S. in 202319, with over 201,000 real estate brokerages20 and over 70,000 mortgage lenders21 providing their services across more than 500 different MLSs that span the country22. Zillow Home Loans currently makes up less than 0.09% of the mortgages originated in the U.S.
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
In addition, our business depends on our ability to attract and retain leading industry partners to advertise and provide services to our customer base. We compete for real estate partners based on the perceived transaction readiness of customers, return on investment, price and product offerings and the effectiveness and relevance of our products and services. Based on these and other factors, real estate partners could select other companies to work with to provide relevant and timely real estate, rental, new construction and mortgage information and services. We also compete for a share of our partners’ overall marketing budgets with traditional media as well as word-of-mouth referrals and leads from yard signs and other marketing.
Intellectual Property
We regard our intellectual property as a key differentiator that is critical to our success and we rely on a combination of intellectual property laws, trade-secret protection, and contractual agreements to protect our proprietary technology and data.
Our Zestimate feature, which we consider to be a significant competitive advantage with respect to customer engagement, leverages patented, proprietary, automated valuation models to provide real-time home value estimates. As of December 31, 2023, we have 138 patents of varying lengths issued and 203 patent applications pending in the U.S. and internationally. These patents cover a variety of proprietary techniques relevant to our products and services, including determining a current value for real estate property and the collection, storage and display of home attribute values and creating interactive floor plans.
In addition, awareness and loyalty to our brand enables us to effectively attract and retain our customers and employees. To support our brand, we have registered, or applied for the registration of, trademarks, service marks and copyrights in the U.S. and several other jurisdictions, including “Zillow,” “Zestimate,” and the Z in a house logo. We are also the registered holder of a variety of domestic and international domain names. We have licensed in the past, and we may license in the future, certain of our proprietary rights to third parties.
To further protect our proprietary rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention
19 Source: National Association of REALTORS® Economic Outlook as of December 2023
20 Source: National Association of REALTORS® 2023 Profile of Real Estate Firms report
21 Source: Q2 2023 Nationwide Mortgage Licensing System Industry Report
22 Source: Real Estate Standards Organization in 2023

assignment provisions. We control the use of our proprietary technology, data and intellectual property through provisions in both our general and product-specific terms of use and other restrictions on our mobile applications and websites.
Government Regulation
We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are affected by a continually expanding and evolving range of local, state, federal, and international laws and regulations. For additional information on government regulation refer to Part I, Item 1A (Risk Factors—Risks Related to Regulatory Compliance and Legal Matters) of this Annual Report on Form 10-K.
Human Capital Resources
At Zillow, we believe that our long-term success is dependent upon attracting, developing and retaining talented employees, and maintaining a culture that allows each employee to do their best work. We value integrity, accountability, collaboration, creativity, respect and transparency as central to our core values.
As of December 31, 2023, we had 6,263 employees. Our internal data shows that approximately 55% of our workforce self-identified as men and approximately 45% self-identified as women, as well as certain employees that identified as nonbinary. Women currently represent 43% of our leadership team (defined as director level and above). The ethnicity of our workforce was 58% White, 20% Asian, 9% LatinX, 8% Black and 5% for all other races. For leadership, the breakdown was 72% White, 17% Asian, 5% Black, 4% LatinX and 2% for all other races. The diversity of our workforce and leadership team continues to be an area of focus as further described in the “Equity and Belonging” section below.
Zillow as a Flexible Workforce
We have redefined the employee experience and the future of flexible work, beginning with our announcement of a permanent move to a flexible workforce in late 2020. With this permanent move and our investments in recruiting, retaining, developing, and listening to and learning from our diverse talent, Zillow is setting the standard for great employee experiences and a positive work culture. We believe these investments increase our applicant pool and lead to lower employee attrition. We offer employees the choice to work from wherever they are most productive. We continue to evolve our flexible work model to more effectively use our time together, provide more opportunities to work asynchronously, and allow all employees to thrive regardless of location. Our base pay compensation frameworks seek to prioritize performance over geographic location when making pay decisions. This compensation philosophy allows us to compete for talent nationally. As we have transitioned to a flexible workforce, we are also using this opportunity to diversify our workforce, as we are no longer bound by the geographic limits of our physical workspaces.

Our offices will continue to be a place for teams to come together to enable productivity and collaboration, though on a far less frequent basis. Since our permanent move to a flexible workforce, we have redesigned our physical workspaces to provide more space for collaboration and engagement, especially to support team gatherings, which we call zRetreats. In 2023, we focused on balancing flexible work with impactful in-person connections, where cross-functional teams and organizations came together periodically to build connections, trust and collaborate in person. In 2024, our focus will be continuing to refine our office footprint to align to how our local and traveling employee populations use our office spaces, as we continue to test zRetreat and collaboration spaces that best support our employees.
Equity and Belonging
In pursuit of our business goals, we prioritize and embed inclusive, equitable practices and systems in our values and how we work. We are committed to creating a workplace where diversity of gender, gender identity, age, race, ethnicity, sexual orientation, national origin, disability, military status and religion are represented, embraced and respected. Our dedicated Equity and Belonging team empowers Zillow Group employees to build a strong community, amplify underrepresented voices, and foster a company culture where everyone can learn, grow and thrive. We maintain equity and belonging programs that include unconscious bias training, nine employee-led employee resource groups for community members and allies, and support diversity in our recruitment practices. In 2023, we launched a new Equity and Belonging Executive Advisory Council comprising senior leadership charged with setting the tone and vision for our commitments, including establishing goals and responsibilities and evaluating impact.
Pay Equity
Zillow Group is committed to ensuring all employees in similar roles with similar qualifications are paid equitably regardless of their identity. In support of this commitment, we complete a comprehensive bi-annual evaluation with the commitment to disclose results publicly on our corporate website annually. Based on our assessment of compensation in 2023, we have found that employees with similar skills are paid within approximately 1% of each other when we control for certain job-related pay factors, including but not limited to job title and function. At Zillow Group, in 2023, White men, Asian women and LatinX women had controlled pay of $1.00 and Black women and women of two or more races had controlled pay at $0.98. White women, LatinX men, Black men, and men of two or more races at Zillow Group had pay equity of $0.99 and Asian men had a pay equity of $1.01. We will continue our commitment and comprehensive reviews of pay equity and will look to expand our data collection and analysis to include LGBTQ+ data in the future.
Career and Leadership Development
At Zillow Group, we believe each of our employees should have the tools and support they need to grow their careers through experiences, resources and connections. We have a dedicated Talent Success team, which creates educational resources and conducts training on a wide range of topics including job-specific onboarding, effective communication, collaboration, as well as sophisticated leadership training programs and experiences with focused learning tracks for both new managers and experienced leaders. In 2023, we offered over 900 online learning opportunities through Zillow University, our internal online training platform. Zillow Group employees have completed nearly 70,000 hours of content in 2023 on the Zillow University and LinkedIn Learning® platforms.
A key piece in development is cultivating a learning culture where learning is a habit, and learning agility is at the forefront. This means creating the right learning resources for our employees for their current and future roles. We have developed a robust Learning and Development portfolio that includes a number of key career development programs that support our employees to equip them with the knowledge and experience to grow their careers. Below is a summary of certain of these programs:
•Leadership Entrance Experience Program (LEEP) is a self-paced curriculum designed for individual contributors who want to explore people management and develop their leadership skills.
•Professional skills development through courses like Public Speaking, Insights Discovery® workshops, and access to virtual coaching.
•Access to development platforms that connect employees to mentors, professional coaches, and peers to aid in reaching career goals
Our people managers play a critical role in moving our business forward by coaching their team, developing their talent and providing strong communication to create team engagement. To help achieve this goal, we utilize our Leadership Expectations, a leadership development guide that outlines our Leadership Philosophy, provides the foundation of our leadership development programs and sets forth our expectations for leaders and the behaviors that are essential to create a consistent leadership experience at Zillow Group. In 2023, we further enhanced the Leadership Expectations by defining 14 specific manager capabilities that bring clarity to managers on how to lead and manage teams in our flexible work environment. With this, we began the launch of our virtual manager capability summits, designed for our director and below leaders to help develop the manager capabilities. In 2024, we plan to launch bi-annual summits, for a total of 12 hours of training for each director and below people manager, while offering customized learning paths on async content between training sessions, along with peer-to-peer mentoring.
Talent Rewards
Talent Rewards includes the strategic oversight of compensation, benefits, and immigration/mobility programs whose purpose is to reinforce talent attraction, retention and development in support of Zillow’s culture. Throughout 2023, we have continued to refine our rewards program. We have increased transparency and consistency in our candidate offers through a redesign of our total compensation package. We conduct ongoing reviews of employee compensation to ensure that our employees are paid fairly and in alignment with market expectations.
In addition, our robust benefits are reflected in investments in physical, family, mental and financial wellness programs to meet the needs of our diverse base of employees. These benefits include workplace-location flexibility, competitive health care coverage, fully paid parental leave, a sabbatical program, wellness reimbursements, tuition support and caregiver resources. We have also updated our benefits program through enhanced offerings around mental health, LGBTQ+ provider navigation support, as well as fertility and family planning. Beginning in 2023, we enhanced our parental leave policy, which now allows for up to 20 weeks of paid parental leave. These ongoing investments continue to reinforce Zillow’s commitment to an equitable, healthy, focused and high-performing workforce.

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
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations Site (https://investors.zillowgroup.com)
•Zillow Group Blog (https://www.zillowgroup.com/news/)
•Zillow Group X Account, formerly known as Twitter (https://twitter.com/zillowgroup)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Annual Report on Form 10-K. The information we post through these channels is not a part of this Annual Report on Form 10-K or any other document we file with the SEC, and the inclusion of our website addresses and X Account are as inactive textual references only.

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
Risks Related to Our Business and Industry
•Our business has and may continue to be impacted by the current and future health and stability of the economy and United States residential real estate industry, including inflationary conditions, interest rates, housing availability and affordability, changes to industry standards and practices, labor shortages and supply chain issues.
•Our business may be impacted by industry changes, including as a result of certain or future class action lawsuits or government investigations.
•Our business could be harmed if real estate professionals reduce or end their spending with us or if we are unable to effectively manage advertising and product inventory or pricing.
•We may not be able to establish or maintain relationships with listing and data providers, including MLSs, which could adversely affect traffic to our mobile applications and websites.
•If we do not comply with MLS rules and requirements and data listing agreements, our use of listings data may be restricted.
•Our success depends on our ability to continue to innovate and compete successfully against our existing or future competitors to attract customers and real estate partners.
•Natural disasters, geopolitical events, and catastrophic events may harm our business.
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
•Our fraud detection processes and information security systems may not be effective in preventing bad actors from perpetrating fraud or accessing data or systems.
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
Risks Related to Our Mortgages Business
•Zillow Home Loans depends on United States government-sponsored entities and government agencies, operates in a highly regulated industry, may be unable to obtain or maintain sufficient financing to fund its origination of mortgages, and may not meet customers’ financing needs with its product offerings.
•Zillow Home Loans may not be able to continue to grow as a mortgage origination business, may not be able to resell originated mortgages on the secondary market, and may be impacted by interest rate and general market fluctuations.
Risks Related to Our Intellectual Property
•We may be unable to adequately protect or continue using our intellectual property or prevent others from copying, infringing upon, using in generative artificial intelligence or machine learning, or developing similar intellectual property.
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

•We are subject to stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations in the United States and certain foreign jurisdictions. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, a disruption of our business operations, reputational harm, loss of revenue or profits, loss of customers and other adverse business consequences.
•We are, from time to time, involved in proceedings that may result in adverse outcomes.
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
Risks Related to Our Business and Industry
Our Business and Operating Results Have and May Continue to Be Impacted by the Health of the United States Residential Real Estate Industry and May Be Negatively Affected by Downturns or Significant Changes in This Industry and General Economic Conditions.
The success of our business depends, directly and indirectly, on the health of the United States residential real estate market. The health of the United States residential real estate market is affected, in part, by general economic conditions beyond our control. Recent market factors, including low housing inventory, fewer new for-sale listings, volatility in mortgage interest rates and home price fluctuations, inflationary conditions and rental occupancy rate fluctuations have impacted demand for our products and services by consumers and advertisers, which in turn has negatively impacted our financial performance. The extent to which these and additional economic factors, such as those described below, impact our results and financial position will depend on future developments, which are uncertain and difficult to predict:

•fluctuations in the United States residential real estate market – both seasonal and cyclical – which may be due to one or more factors, whether included in this list or not;
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
•changes to how real estate commissions are negotiated or paid, or changes to other industry standards and practices;
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

Residential real estate may be impacted by industry changes, including as the result of certain or future class action lawsuits or government investigations.

The residential real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) with regards to antitrust issues, including with respect to lawsuits and investigations in which we are not a named party.

In April 2019, the National Association of Realtors (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (an award that is subject to trebling), and additional equitable relief that may require changes to existing business models may be forthcoming. Class action suits raising similar claims are already pending in other jurisdictions and the outcome of the NAR Class Action and other pending litigation may result in additional actions being filed.

While the final outcomes of any pending or future lawsuits cannot be predicted with any certainty, court decisions, privately negotiated settlements, and concerns about the future outcomes of such lawsuits could result in outcomes that impact the industry as a whole. For example, such lawsuits could lead to changes in how real estate commissions are negotiated, calculated, or paid, which may in turn meaningfully impact how home buyers and sellers engage with real estate professionals in the course of buying and selling a home.

Beyond the NAR Class Action and various similar private actions already pending, beginning in 2018, the DOJ commenced an investigation into NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR, and the question of whether the earlier settlement forecloses further investigation is currently being litigated. It is uncertain what effect, if any, the resumption of the DOJ’s investigation could have on the larger real estate industry, including any further settlement that may result therefrom. Beyond monetary damages, the various class action suits seek to change real estate industry practices and, along with the DOJ investigation, have prompted state and local real estate boards or multiple listing services to discuss and consider changes to long-established rules and regulations.

Although changes arising from these lawsuits and investigations are uncertain and challenging to predict, they could result in outcomes that materially impact our business, financial condition, and results of operations. For example, if agent commissions are meaningfully impacted, it could reduce the marketing budgets of real estate partners or reduce the number of real estate partners participating in the industry, which could adversely affect our financial condition and results of operations.

If Real Estate, Rental and Mortgage Professionals, Home Builders, Property Managers or Other Real Estate Partners Reduce or End Their Spending With Us or if We Are Unable to Effectively Manage Advertising and Product Inventory or Pricing, Our Business Could Be Harmed.
Our business depends in part on revenue generated through sales of advertising and other products and services to real estate agents and brokerages, rental professionals, mortgage professionals, home builders, property managers, and other real estate partners in categories relevant to real estate (collectively, “real estate partners”). Our ability to attract and retain real estate partners, and ultimately to generate advertising revenue, depends on a number of factors, including how successfully we can:
•increase the number of customers who use one or more of our products and services to effectuate transactions and the frequency of their use, provide them with tools to promote engagement between real estate market participants, and enhance their user experience so we can retain them;
•offer an attractive return on investment to our real estate partners for their spending with us;
•continue to develop our products and services to increase adoption by and engagement with our real estate partners;
•keep pace with and anticipate changes in technology to provide industry-leading products and services to real estate partners and customers; and
•compete effectively for advertising dollars with other options.
Residential revenue accounted for 75% of total revenue for the year ended December 31, 2023. This level of revenue concentration suggests that even modest decreases in individual spending across the real estate partner population, caused by actual or perceived decreases to return on investment, preference for a competitive product or service, or other factors, could have a significant negative impact on our ability to use proceeds generated from our Residential products and services to invest in our other products and services, which we view as a key competitive advantage. Any such decreases in spending could also adversely affect our results of operations. We do not have long-term contracts with many of our real estate partners. Our real estate partners could choose to modify or discontinue their relationships with us with little or no advance notice. For example, our auction-based account interface for Premier Agent partners allows agent partners to independently control the duration of their advertising commitments for varying terms.
We may not succeed in retaining existing real estate partners’ spending or capturing a greater share of such spending if we are unable to convince real estate partners of the effectiveness or superiority of our products as compared to alternatives. In addition, we continually evaluate and utilize various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms and customer transactions. For example, we offer a pay for performance pricing model called “Flex” for Premier Agents in certain markets. With the Flex model, Premier Agents are provided with validated leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions and the value of those transactions. To estimate variable consideration and revenue associated with the Flex model, we use a number of assumptions, including estimating the conversion rate of a lead to a real estate transaction, estimating the velocity of conversions and estimating the fee amounts likely to be received. We use similar performance based models for our rentals pay per lease and StreetEasy Experts products.
Our estimates of variable consideration are primarily developed based on historical data and our future expectations based on current market trends. Our estimation methodology may be inaccurate and some or all of the revenue we recognize when our performance obligations are satisfied may be reversed. Realization of performance-based revenue is also dependent on accurate reporting and remittance by our partners.
Future changes to our pricing or lead delivery methodologies for advertising services or product offerings may cause real estate partners to reduce or end their spending with us or negatively impact our ability to manage revenue opportunities. If real estate partners reduce or end their spending with us, or if we are unable to effectively manage inventory and pricing, our advertising revenue and business, results of operations and financial condition could be harmed. In addition, we use revenue generated from our real estate partners, in part, to fund our operations and investments in our growth pillars. Significant decreases in revenue generated from our real estate partners may negatively impact our ability to fund operations and invest in our growth.
We May Not Be Able to Maintain or Establish Relationships With Real Estate Brokerages, Real Estate Listing Aggregators, Multiple Listing Services, Property Management Companies, Home Builders and Other Third-Party Listing Providers, Which Could Limit the Information We Have to Power Our Products and Services.

Our ability to attract customers to our mobile applications, websites and other tools depends to some degree on providing timely access to comprehensive and accurate real estate listings and information. To provide these listings and this information, we maintain relationships with real estate brokerages, real estate listing aggregators, multiple listing services (“MLSs”), property management companies, home builders, other third-party listing providers and homeowners and their real estate agents to include listing data in our services (collectively, “real estate listing providers”). Many of our agreements with real estate listing providers may be terminated with limited notice or cause. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source certain real estate information faster or more efficiently than we can. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with real estate listing providers, whether due to termination of agreements, loss of MLS memberships, or otherwise, changes to our rights to use or timely access listing data or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality. This could markedly decrease the quantity and quality of the for sale and rental listing data and other real estate information that we provide, reduce customer confidence in our products and services and cause customers to go elsewhere for real estate listings and information, which could severely harm our business, results of operations and financial condition.
We May Not Be Able to Maintain or Establish Relationships With Other Data Providers, Which Could Limit the Information We Are Able to Provide to Our Customers and Impair Our Ability to Attract or Retain Customers.
In addition to the information that we receive from real estate listing providers, we obtain certain real estate data, such as transaction history, property descriptions, tax-assessed value and property taxes paid, under licenses from other third-party data providers, including state and local governments. We use this data to enable the development, maintenance and improvement of our marketplace and information services, including Zestimates, Rent Zestimates and our living database of homes. We have invested significant time and resources to develop proprietary algorithms, valuation models, software and practices to use and improve on this specific data. We may be unable to access certain of this data from vendors or government agencies if changes in local laws or regulations or other prohibitions on data sharing are implemented or because the quality and quantity of data available to these third parties changes, or because we violate (or are perceived to have violated) the agreements under which we obtain such data. We may also be unable to renew our licenses with these data providers or enter into new data license agreements, or we may be able to do so only on terms that are less favorable to us, which could harm our ability to continue to develop, maintain and improve these information services and could harm our business, results of operations and financial condition.
If We Fail to Comply With the Rules and Compliance Requirements of MLSs, Our Access to and Use of Listings Data May Be Restricted or Terminated.
Our subsidiaries that access and use listings data through MLS memberships (the “MLS Members”) must comply with each MLS’s rules, compliance requirements and data license agreements to maintain their access to listings data and remain a member in good standing. Each MLS that the MLS Members belong to has adopted its own rules, policies, and agreement terms governing, among other things, how MLS data may be used and how listings data must be displayed on our websites and mobile applications. The MLS Members are also subject to compliance operations requirements and, as a result, must respond to and resolve complaints or notices of non-compliance from the MLS or other MLS participants on required timelines. The MLS rules and compliance requirements may not contemplate multi-jurisdictional licensed brokerage entities. MLS rules vary among markets and are in some cases inconsistent between MLSs, such that we are required to customize our websites, mobile applications, or services to accommodate differences between MLS rules and compliance requirements. Handling complaints received by the MLS Members across markets may create heightened operational or financial risks with short response and resolution deadlines. Complying with the rules and compliance requirements of each MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. Rules and compliance requirements of MLSs may be changed across markets, including potential for targeted changes or interpretations in response to our operations. If any of the MLS Members are deemed to be noncompliant with an MLS’s rules or to have provided improper responses to or resolution of complaints, they may face disciplinary sanctions by that MLS, which could include monetary fines, restricting, suspending or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our mobile applications and websites, which could severely harm our business, results of operations and financial condition.
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
Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make real estate transactions faster, easier and less stressful for our customers and provide value to real estate, rental and mortgage professionals, home buyers and sellers and our other real estate partners. As a result, we must continually invest significant resources in research and development to improve the attractiveness, competitiveness, and comprehensiveness of our products and services, enable smoother and more efficient real estate transactions, adapt to changes in technology and support new devices and operating systems. If we are unable to provide products and services that our customers want to use, on the devices they prefer, then those customers may become dissatisfied and use competitors’ mobile applications, websites, products and services. If our customers begin to access more real estate information and services through other media and we fail to innovate, our business may be negatively impacted. If we are unable to continue offering high-quality, innovative products and services, we may be unable to attract additional customers and real estate partners or retain our current customers and real estate partners, which could harm our business, results of operations and financial condition.
We Face Competition for Users in the Real Estate Category, Which Could Impair Our Ability to Attract Users of Our Mobile Applications, Websites and Other Products and Services, Which Could Harm Our Business, Results of Operations and Financial Condition.
Our business model depends on our ability to continue to attract users to our mobile applications, websites, real estate services and other services and enhance their engagement with our products and services in a cost-effective manner. In addition, our ability to be successful depends, in part, on attracting users who have historically shopped for or bought, sold, rented, or financed their homes through more traditional channels. New entrants continue to join the real estate space at a rapid pace and the tools and services for buying, selling, renting, or financing homes are significantly less developed than in other industries, such as books, music, travel and other consumer products. Our existing and potential competitors include companies that operate, or could develop, national and local real estate, rental, new construction, mortgage, and title and escrow businesses. Such competitors range from companies offering traditional offline advertising media, like newspapers, to innovative technology companies and from real estate investors, like institutional investors and iBuyers, to mortgage lenders and title and settlement service providers. These companies could devote greater financial, technical and other resources than we have available to real estate services, sales, advertising or research and development, have a more accelerated time frame for deployment or leverage their existing customer bases and proprietary technologies to provide products and services that users might view as superior to our offerings. Any of our future or existing competitors may introduce different services or solutions that attract users or provide services or solutions similar to our own but with better branding or marketing resources. Any of our current or future competitors could merge with each other or a separate entity, which may enable them to compete with us even more vigorously and acquire a greater share of customer transactions and engagement. In addition, search engines are always evolving and changes to their models or algorithms may negatively impact our placement or require greater investment of resources to optimize our placement and attract customers. If the use of online products and services for shopping, renting, buying, selling, or financing residential real estate does not continue to develop and grow or we are not able to continue to attract users to our mobile applications, websites, real estate services and other services, our business, results of operations and financial condition could be harmed.
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
We Compete in a Dynamic Industry, and We May Invest Significant Resources to Pursue Strategies, Develop New Products and Services and Expand Existing Products Into New Markets That Do Not Prove Effective.

The industry for residential real estate transaction services, technology, information marketplaces and advertising is dynamic, and the expectations and behaviors of customers and professionals shift constantly and rapidly. We continue to learn a great deal about the behaviors and objectives of residential real estate market participants as the industry evolves and invest significant resources to develop, test and launch products and services to address the needs of the market and improve the home buying, selling, financing, building and renting experience. Changes or additions to our products and services, including expansion of existing products and services into new markets, may not attract or engage our customers, may reduce confidence in our products and services, may negatively impact the quality of our brands, may upset our partners or other industry participants, may expose us to increased market or legal and regulatory risks, may subject us to new laws and regulations, and may result in reduced investor confidence or otherwise harm our business. For example, if MLSs or other real estate market participants engage in exclusionary conduct that limits our ability to effectively compete, it may negatively impact our business. On December 22, 2023, Zillow Group, Inc., and ShowingTime.com, LLC filed suit in the United States District Court of Arizona against Arizona Regional Multiple Listing Service, Inc., Multiple Listing Service, Inc., and MLS Aligned, LLC under federal antitrust laws to prevent the defendants from unlawfully attempting to monopolize the market for real estate showing management services in the geographic regions they control and from unlawfully conspiring to exclude or severely limit ShowingTime in those markets.
Further, if we do not realize the benefits we expect from the strategic relationships or we enter into or acquisitions we complete, our business could be harmed. Customers may prefer other service providers because they offer different or superior services or those services are easier to use, faster or more cost effective than our services. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel and other resources to pursue strategies that do not ultimately prove effective such that our results of operations and financial condition may be harmed.
Natural Disasters, Geopolitical Events and Catastrophic Events May Disrupt Real Estate Markets, or Otherwise Harm Our Business.

The occurrence of a significant natural disaster or other catastrophic event such as a pandemic, health crisis, earthquake, hurricane, windstorm, fire, flood, power loss, telecommunications failure, cyber-attack, geopolitical instability, war, civil unrest, terrorist attack or other similar event, may disrupt our operations, impair local and regional real estate markets or economies and negatively impact our business, results of operations and financial condition. For example, the COVID-19 pandemic, including the reactions of governments, markets, and the general public to the COVID-19 pandemic, caused adverse consequences for our business and results of operations.
Zillow provides products and services to customers throughout the United States and to a lesser extent, in Canada. In addition, Zillow Home Loans originates loans in 49 states and the District of Columbia. The occurrence of a natural disaster or other catastrophic event in any of these localities could have a significant negative impact on those real estate markets and the success of our business in the affected regions.
Although the majority of our workforce has shifted to a distributed work environment, we maintain large employee populations, including those supporting our licensed operations, in Seattle, Washington; New York, New York; Atlanta, Georgia; San Francisco, California; Irvine, California; Denver, Colorado; Mexico City, Mexico and Belgrade, Serbia. An earthquake or other natural disaster or catastrophic event in any of these cities could disrupt our engineering, sales, operations and/or mortgage origination teams and equipment critical to the operation of our business. Similarly, a significant natural disaster or other catastrophic event in any major United States city could negatively impact a large number of our real estate partners and customers and cause a decrease in our revenue or traffic.
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
Our Dedication to Making Decisions Based Primarily on the Best Interests of Customers May Cause Us to Forgo Short-Term Gains.
Our guiding principle is to build our business by making decisions based primarily on the best interests of our customers, which we believe has been essential to our success in increasing our customer growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of customers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting customers first may negatively impact our relationships with our existing or prospective real estate partners. This could result in a loss of real estate partners, which could harm our revenue and results of operations. For example, in November 2021, we announced plans to wind down Zillow Offers operations, in part, because it served too narrow a portion of our customers, instead opting to develop and offer other products and services primarily focused within our six growth pillars. In addition, we require our Premier Agent partners to maintain a minimum customer experience score and if they fail to do so after a probation period, we have canceled advertising from those partners on our platforms. Our customer focus may also negatively impact our relationships with real estate brokerages, MLSs, and other industry participants on whom we rely for listings information. Zillow Home Loans and some of our business-to-business products, for example, may be perceived as impinging upon the business models of real estate agents, brokerages and lenders, which may cause them to terminate or decrease the scope of their relationships with us. Such risks could have a materially negative impact on our results of operations. Our principle of making decisions based primarily on the best interests of customers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our management and our highly skilled team of employees, including our software engineers, data scientists, shared services staff, loan officers, statisticians, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. The market for highly skilled personnel is very competitive. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Furthermore, we have in the past and may in the future take measures in order to slow attrition. For example, to support retention of employees, in August 2022, we issued certain equity grants and repriced certain outstanding unvested stock options. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees in a cost-effective manner, or engaging in succession planning, our business could be harmed.
We Have and May Continue to Make Acquisitions and Investments, Which Could Result in Operating Difficulties, Dilution and Other Harmful Consequences.
We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and investments. For example, we acquired ShowingTime.com, Inc. in September 2021, VRX Media Group LLC in December 2022, Aryeo, Inc. in June 2023, Spruce Holdings, Inc. in September 2023, and Enchant, LLC, d/b/a Follow Up Boss, in December 2023. Any transactions that we enter into could be material to our financial condition and results of operation. The transactions we pursue may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of closing a transaction and integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. Potential risks include: diversion of management time and focus from operating our business to acquisition closing and integration challenges; customer and industry acceptance of products and services offered by the acquired company; implementation or remediation of controls, procedures and policies at the acquired company; compliance with differing laws and regulations applicable to international jurisdictions, if applicable; coordination of product, engineering and sales and marketing functions; retention of employees from the acquired company; liability for activities of the acquired company before the acquisition; litigation or other claims arising in connection with the acquired company; and impairment charges associated with goodwill and other acquired intangible assets. For example, we have recognized impairment charges related to certain acquired intangible assets in the past.
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
Our Business Subjects Us and Our Customers to Environmental Regulation, Which Creates Uncertainty Regarding Future Liabilities.
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
Our products and services involve the transmission, processing, and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers, financial account information, and credit card information. For example, our dotloop real estate transaction management software stores sensitive personal and financial information, our Mortech mortgage product and pricing software for mortgage professionals processes social security numbers, our rental applications product allows customers to obtain credit and background checks containing sensitive personal and financial information, and Zillow Home Loans, our mortgage origination business, and our real estate closings business, receive, handle and transmit highly sensitive personal and financial information about its customers. Cyber-attacks, malicious internet-based activity, online and offline fraud, administrative or technical failures and other similar activities threaten the confidentiality, integrity and availability of our information technology systems, including those of the third parties upon which we rely, and our sensitive data, including customer, employee and real estate partner data as well as intellectual property and other confidential business information, which could result in potential significant liability and litigation. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers”, threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.
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
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential stuffing attacks, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, or floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, impact our ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
While we have security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all these techniques or to implement adequate preventative measures. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Any or all of these consequences could negatively impact our ability to attract new customers and increase engagement by existing customers, prevent or cause existing customers to stop using our products or services or close their accounts, or cause existing real estate partners to cancel their contracts, thereby harming our business, results of operations and financial condition.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s’, personnel’s, or vendor’s use of generative AI technologies.
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
To deliver mobile and web Zillow Group brand content while ensuring scalability and redundancy, as well as internal support for our enterprise, we utilize both third-party web services for cloud computing and storage and shared data centers in various locations across the United States.
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
A limited number of third-party services support essential functions of our business, including Amazon Web Services (“AWS”) and certain other cloud communications platform-as-a-service (“CPaaS”), Infrastructure-as-a-Service (“IaaS”) and Software-as-a-Service (“SaaS Services”) technologies hosted by third parties (together with CPaaS and IaaS, “Cloud Services”). AWS provides us with a distributed computing infrastructure platform for business operations, which is commonly referred to as a “cloud” computing service. Certain of our computer systems utilize data processing, storage capabilities and other services provided by AWS, and we currently run the vast majority of computing to power our mobile applications, websites, and other technology products and services on AWS, as our preferred cloud provider. In addition, we use Cloud Services to support important functions of our business, including enterprise resource planning, accounting, including revenue recognition, real estate transaction services, customer communications, and customer relationship management. We store a significant amount of information about our customers, real estate partners, employees, and business on AWS and in the Cloud Services, and we rely on these third-party service providers to provide services on a timely and effective basis. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations. In light of our reliance on AWS and Cloud Services, coupled with the complexity of obtaining replacement services, any disruption of, or interference with, or change in terms that impacts our use of or the cost to use these third-party services could adversely impact our operations and business.
We Have and May Continue to be Subject to Outstanding Claims Related to Zillow Offers and Zillow Closing Services Following the Wind Down of their Respective Operations.
We have and may in the future be subject to, claims, suits, government investigations, enforcement actions and proceedings arising from or related to Zillow Offers or Zillow Closing Services, including actions with respect to the purchase, renovation and resale of properties; Zillow Offers operations; Zillow Closing Services operations; and the subsequent wind down of operations, including those matters described in Part II, Item 8 in Note 16 under the subsection titled “Legal Proceedings. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, fines, penalties, or sanctions, as well as judgments, consent decrees, or orders, which could in the future materially and adversely affect our business, operating results and financial condition.
Risks Related to Our Mortgages Business
If Zillow Home Loans is Unable to Obtain and Maintain Sufficient Financing to Fund Its Origination of Mortgages or is Unable to Resell Mortgages on the Secondary Market, Our Mortgages Business and Financial Results May Suffer.
Zillow Home Loans funds substantially all of its lending operations using warehouse and loan repurchase facilities, intending to sell substantially all loans and corresponding servicing rights to third-party financial institutions, government-sponsored entities or mortgage servicing rights purchasers after a holding period. A substantial portion of the amounts available under these warehouse and loan repurchase facilities are not committed, meaning the applicable lender is not obligated to, but may in its discretion, advance loan funds beyond the committed amounts up to the maximum borrowing capacity. Zillow Home Loans’ borrowings are then generally repaid with the proceeds it receives from mortgage sales. To maintain and grow its business, Zillow Home Loans depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. If Zillow Home Loans is not able to negotiate with its lenders to advance loan funds beyond the committed amounts under its warehouse and repurchase facilities or to otherwise obtain and maintain debt financing with sufficient capacity or flexibility on acceptable terms, and does not have sufficient available cash on hand, then Zillow Home Loans may be unable to maintain or increase the volume of mortgage loans that it originates, may be limited in the type or quantity of loans it can fund, may lose customers to other mortgage lenders and its business may suffer. If Zillow Home Loans is unable to form or retain relationships with third-party financial institutions to purchase its loans or is unable to comply with any covenant in its agreements with these institutions, or is unable to do so on acceptable terms, it may be unable to sell its loans on the secondary market on favorable terms or at all. If Zillow Home Loans is unable to sell its loans or is required to repurchase the loans from third parties, it may be required to hold the loans for investment or sell them at a discount.
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
Zillow Home Loans May Not Be Able to Continue to Grow its Mortgage Loan Origination Business, Which Could Negatively Affect Our Mortgages Business, Financial Condition and Results of Operations.
The Zillow Home Loans mortgage loan origination business consists of providing purchase money loans to homebuyers and refinancing existing loans. The volume of originations of purchase money mortgage loans by Zillow Home Loans and future growth is impacted by, among other things, awareness of Zillow Home Loans and use of other Zillow products and services during the home buying and selling process. Changes to the other products and services that Zillow or its real estate partners provide may negatively impact demand for Zillow Home Loans. In addition, our ability to secure relationships with traditional business clients may influence our ability to grow our loan origination business. Our production and consumer direct lending operations are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, volatile interest rates, affordability challenges, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business.
Zillow Home Loans Is Dependent on United States Government-Sponsored Entities and Government Agencies, and Any Actions by These Entities or Changes in These Entities or Their Operations Could Adversely Affect Our Mortgage Business, Liquidity, Financial Condition and Results of Operations.
The ability of Zillow Home Loans to generate revenue through loan sales depends, in part, on its participation in programs administered by government agencies such as the United States Department of Housing and Urban Development’s

Federal Housing Administration, the United States Department of Veterans Affairs, the United States Department of Agriculture, or government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Presently, some of the loans Zillow Home Loans originates are sold on a direct basis to a GSE, while others are sold “whole loan” to individual investors on the secondary market. If any of these government agencies or GSEs limit Zillow Home Loans’ ability to participate in any of these programs, or if the operation of any of these government agencies or GSEs or the programs they administer are eliminated or changed, our mortgages business, liquidity, financial condition, and results of operations may be adversely affected.
A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including proposals to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the United States government, including the current administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the United States federal government, and any changes in leadership at any of these entities could adversely affect our mortgages business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our mortgages business, liquidity, financial condition, and results of operations. A discontinuation or reduction in the operations of the GSEs could also affect “whole loan” sales on the secondary market, as there is a potential that this could cause a sharp decline in investor appetite.
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
In addition, Zillow Homes Loans must ensure that our lending operations serve consumers in accordance with a variety of federal and state fair lending laws and regulations, including without limitation the Fair Housing Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank Act, Federal Trade Commission Act, and state corollaries. Our inability to conduct our lending operations in compliance with fair lending laws and regulations may expose Zillow Home Loans to regulatory action, litigation, and reputational damage, among other things.
Our Mortgages Business is Impacted by Interest Rates. Changes in Prevailing Interest Rates May Have an Adverse Effect on Our Financial Results.
Our financial performance is directly affected by changes in prevailing interest rates and home prices, which in turn, impact the affordability of a home. Our financial performance may be adversely affected or be subject to substantial volatility because of changes in prevailing interest rates, which may be impacted by a number of factors. For example, in recent years, due to inflationary pressures, there was an increased degree of uncertainty and unpredictability concerning current interest rates, future interest rates and potential negative interest rates, which had an adverse effect on the results of operations.
Consumer demand for certain mortgage products and loan types are frequently driven by changes in market conditions, interest rates, lender fees, and other transaction costs. If interest rates continue to rise or remain elevated, our business could be adversely affected if we are unable to increase our share of purchase mortgages or if affordability challenges contract the total addressable market. In either case, our mortgage origination business and our financial results could be harmed.
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

While we believe that our issued patents and pending patent applications help to protect our business, we cannot ensure that our operations do not, or will not, infringe valid, enforceable patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. We cannot ensure that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that such patents will not be challenged by third parties or found to be invalid or unenforceable, or that our patents will be effective in preventing third parties from utilizing a “copycat” business model to offer the same products or services. Aspects of the technology underlying our Zestimate home valuation model, for example, which we consider to be a trade secret affording us a key competitive advantage with respect to customer engagement, is currently protected by patents, the loss of which could benefit comparable services provided by our competitors and result in decreased user traffic and engagement with our mobile applications and websites, thereby harming our results of operations and financial condition. In addition to our patented technology, our Zestimate home valuation model uses a significant amount of proprietary, trade secret methodology. Any accidental disclosure, or disclosure in response to litigation or regulatory inquiries that do not include confidential information protection could harm our competitive advantage.

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

In addition, we may actively pursue entities that infringe our intellectual property, including through legal action. Taking such action may be costly, and we cannot ensure that such actions will be successful. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our results of operations or financial condition. Similarly, we may not be able to adequately protect innovations resulting from generative artificial intelligence (“AI”) due to existing copyright and patent laws.

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

Proprietary Rights Agreements With Employees and Others May Not Adequately Prevent Disclosure of Trade Secrets and Other Proprietary Information.

In order to protect our technologies and strategic business and operations information, we rely in part on proprietary rights agreements and other assignment provisions with our employees, independent contractors, vendors, licensees, and other third parties. These agreements may not be enough to fully mitigate the possibility of inadvertent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. Others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Further, if our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Any changes in, or unfavorable interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

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

We provide products and services to customers and real estate partners in heavily regulated industries through a number of different channels across the United States and to some extent, in Canada. As a result, we are currently subject to a variety of, and may in the future become subject to additional or newly enacted, international, federal, state and local laws and regulations in various jurisdictions, which are subject to change at any time, including laws regarding the real estate, rental, mortgage and insurance industries, mobile and internet based businesses and other businesses that rely on advertising, as well as privacy, data security, and consumer protection laws, and employment laws. These laws are complex and can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, it may require us to adjust our practices in other jurisdictions. Our distributed workforce may subject us to employment laws, including employment taxes, in many states and localities in the United States and certain foreign jurisdictions, and may increase the costs and expenses we incur to comply with or seek compliance with these laws. In addition, contingent workers engaged by the Company throughout the United States and other current and future global locations may subject us to laws and taxes in those jurisdictions and may increase the costs and expenses we incur to comply with applicable laws and maintain adequate protection of our rights, including intellectual property rights.

In addition, by providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, discrimination/hate speech, tenant screening, and privacy, among other issues. The real estate agents, mortgage professionals, banks, property managers, rental agents and certain of our other customers and advertisers are subject to various state and federal laws and regulations, including, but not limited to those relating to real estate, rentals and mortgages, which may impact their use of our mobile applications and websites. We cannot ensure that these entities will comply with applicable laws and regulations, including any future changes to those laws and regulations, at all times. We endeavor to ensure that any content displayed by Zillow Group is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and customers for their activities through, and the content they provide on, our mobile applications and websites.

In connection with the real estate transaction products and services that we provide, we maintain real estate brokerage, title and escrow, mortgage broker, insurance agent/producer and mortgage lender licenses in the markets in which we operate those regulated products and services. Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker, and we originate residential mortgages through Zillow Home Loans, a licensed mortgage lender. Zillow Group Marketplace, Inc. and Zillow Home Loans are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker and licensed mortgage lender, respectively. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, and also by the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include but are not limited to the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and various federal, state and local laws. The CFPB and FTC also have broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive.

The growing regulatory focus, in particular by the CFPB, on artificial intelligence/automated underwriting, digital mortgage comparison shopping platforms, dark patterns, property valuation and marketing models, coupled with rapidly changing fair housing and fair lending enforcement priorities by the CFPB and other regulators may impact our ability to adapt our business and maintain compliance, which may affect our business operations, financial condition or results of operations. State laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

We hold real estate brokerage licenses through multiple entities in multiple states and may apply for additional real estate brokerage licenses as needed to support our business. To maintain these licenses, we must comply with the requirements governing licensed real estate activities and brokerage-related businesses in the markets where we operate. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by the Department of Housing and Urban Development (“HUD”), and the states and municipalities in which we transact. Further, due to the geographic scope of our operations and the nature of the services we provide, certain of our other subsidiaries maintain title and escrow licenses in certain states in which we operate.

A number of our personnel are required to maintain individual real estate agent or broker licenses, title and escrow agent licenses, insurance agent/producer, mortgage broker, mortgage loan originator licenses and mortgage lender licenses. In addition, for certain company licenses that we hold, we are required to designate individual licensed brokers of record, qualified individuals and control persons. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with real estate, title and escrow, insurance and mortgage licensing and consumer protection laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If we, or our licensed personnel, apply for new licenses, we may become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we, or our licensed personnel, are required to obtain additional licenses in that state in order to operate our business, or if we or our licensed personnel lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we or our licensed personnel may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Compliance with these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.

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

We Are Subject to Stringent and Evolving Laws, Regulations, Rules, Contractual Obligations, Policies and Other Obligations Related to Data Privacy and Security in the United States and Canada and May Be Subject to Similar Data Privacy and Security Obligations in Other Jurisdictions Where We Have Operations and/or Vendors. Our Actual or Perceived Failure to Comply With Such Obligations Could Lead to Regulatory Investigations or Actions; Litigation (Including Class Claims) and Mass Arbitration Demands; Fines and Penalties; Disruptions of Our Business Operations; Reputational Harm; Loss of Revenue or Profits; Loss of Customers and Other Adverse Business Consequences.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia, Colorado, Connecticut and Utah, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. We also have operations outside of the United States, including in Canada, and Canada’s Personal Information

Protection and Electronic Documents Act (“PIPEDA”) imposes strict requirements for processing personal data and there are also various provincial and territorial privacy laws that govern the protection of personal data. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state consumer protection laws, as well as requirements imposed by private parties such as telecommunications carriers. We also assist with the processing of customer credit card transactions and consumer credit report requests, originate mortgage loans, perform real estate closings and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. Processing of this type of information is increasingly subject to legislation and regulation in the United States, including under the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. These laws and regulations are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations. Further, restrictions implemented on the platforms through which our websites and applications are accessed, such as mobile operating systems, may impede the effectiveness of our marketing efforts and ability to measure the effectiveness of those efforts, reducing our ability to market our products and services and grow our customer base. A number of states have in place laws regulating the interception of electronic communications; if a court were to conclude that our monitoring of user activity violates such laws, our ability to understand our customers, and therefore the effectiveness of our product offerings and marketing efforts, could be reduced.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, copyright infringement claims, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

We are From Time to Time Involved In, or May in the Future be Subject to, Claims, Suits, Government Investigations, and Other Proceedings That May Result in Adverse Outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, enforcement actions and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, mortgage brokering, mortgage origination, real estate, real estate brokerage, environmental, data protection, antitrust, the Real Estate Settlement Procedures Act of 1974 (RESPA), fair housing or fair lending, compliance with securities laws, or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters, including those matters described in Part II, Item 8 in Note 16 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, fines, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

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
Risks Related to Our Financial Position

We Incurred Significant Operating Losses in the Past and We May Not Be Able to Generate Sufficient Revenue to Be Profitable Over the Long Term.

We have incurred significant net operating losses in the past and, as of December 31, 2023, we had an accumulated deficit of $1.8 billion. It is possible that our growth rate may decline in the future as the result of a variety of factors, including the maturation of our business or if we are unable to successfully execute on our growth strategy. At the same time, we also expect certain of our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, which may include:

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

We utilize several forms of debt to provide capital for the continued growth and operation of our business, such as tranches of convertible senior notes and warehouse and repurchase facilities for Zillow Home Loans. Our indebtedness includes $608 million aggregate principal amount under our Convertible Senior Notes due in 2024 (the “2024 Notes”), $507 million aggregate principal amount under our Convertible Senior Notes due in 2025 (the “2025 Notes”), $499 million aggregate principal amount under our Convertible Senior Notes due in 2026 (the “2026 Notes”), and mortgage credit facilities (aggregate maximum borrowing capacity of $250 million as of December 31, 2023). Our ability to make payments on the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance and, if applicable, the value of collateral, which is subject to economic, industry, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to extend or refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including our convertible senior notes, credit facilities, or otherwise.

Holders of our convertible senior notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Holders of our convertible senior notes may elect to convert their notes at various times and pursuant to specific circumstances, as provided in the corresponding indenture. When such an election is made, we may opt to settle any such conversion by delivering solely shares of our Class C capital stock, solely cash payments, or a combination of Class C capital stock and cash payments after consideration of various factors, including the price of our Class C capital stock, market factors, liquidity, and the needs of our business. Upon conversion of our convertible senior notes, unless we elect to deliver solely shares of our Class C capital stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the notes surrendered therefore or at the time the notes are being converted. Our failure to repurchase our convertible senior notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes would constitute an event of default. If the repayment of any indebtedness were to be accelerated because of such event of default (whether under the notes or otherwise), we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. An event of default under the indenture may lead to an acceleration of our convertible senior notes. Any such acceleration could result in our bankruptcy. In a bankruptcy, the holders of our convertible senior notes would have a claim to our assets that is senior to the claims of our equity holders.

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

Zillow Home Loans has entered into warehouse financing agreements, including repurchase agreements, to provide capital for the growth and operation of our mortgage origination businesses. The terms of these warehouse financing agreements and related financing documents require Zillow Home Loans to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth, leverage ratios, net income and adequate insurance coverage. These covenants may limit our operational flexibility and may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Additionally, undrawn amounts are generally not committed, meaning the applicable lender may not be obligated to advance loan funds in excess of outstanding borrowings. Refer to Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our Zillow Home Loans warehouse financing facilities. Upon the occurrence of any event of default under these warehouse financing agreements, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, even in the absence of a payment default. A default under one of our warehouse financing agreements could result in a cross-default under other warehouse financing agreements and our lenders could elect to declare outstanding amounts due and payable or terminate their commitments. If we fail to repay the amounts due under our warehouse financing agreements, the lenders of such warehouse financing agreements may proceed against the collateral granted to secure the credit facilities. The majority of loans originated by Zillow Home Loans are pledged as collateral to secure such indebtedness. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations.

Certain of our debt agreements are subject to margin calls based on the lender’s opinion of the value of the collateral securing such financing. A margin call would require the borrower to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material effect on our liquidity.

At December 31, 2023, $93 million of our borrowings under our warehouse financing agreements was at variable rates of interest, thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net loss would increase.

We May Need to Raise Additional Capital to Grow Our Business and We May Not Be Able to Raise Additional Capital on Terms Acceptable to Us, or At All.

Growing and operating our business, including through the development of new and enhanced products and services, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs or fund future growth and development, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Refer to Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our warehouse and loan repurchase facilities. In addition, in February 2021, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell from time to time, through certain financial institutions, shares of our Class C capital stock having an aggregate gross sales price of up to $1 billion, and in July 2023, the Board authorized the repurchase of up to an additional $750 million of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof to bring our total authorized repurchases to $2.5 billion as of December 31, 2023. We may decide to raise additional capital or repurchase outstanding stock or debt through these arrangements at levels or under terms that prove to be unfavorable or at times and share prices that prove to be disadvantageous based on changes in market conditions. Such decisions may negatively impact our financial position and/or future ability to raise capital. Financing arrangements we maintain, pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions, that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.

We Rely on Assumptions, Estimates, and Business Data to Calculate our Key Performance Indicators and Other Business Metrics, and Real or Perceived Inaccuracies in These Metrics May Harm our Reputation and Negatively Affect our Business.

Certain of our performance metrics are calculated using third party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our measurement of visits and unique users may be affected by applications that automatically contact our servers to access our mobile applications and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user or as a visit on the day such contact occurs. In addition, our measurement of customer transactions may be affected by the availability and quality of public records and other data used to estimate the number of customer transactions attributable to our products and services.

We regularly review and may adjust our processes for calculating our performance metrics to improve accuracy. Our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If real estate professionals, our real estate partners or investors do not perceive our visits, unique users, or customer transactions to be an accurate representation of our user engagement and conversion to transactions, or if we discover material inaccuracies in our visits, unique users, or customer transactions, our reputation may be harmed, and real estate professionals and advertisers may be less willing to allocate their resources to our products and services, which could negatively affect our business and operating results.

We Expect Our Results of Operations to Fluctuate on a Quarterly and Annual Basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of seasonal variances of home sales, which historically peak in the spring and summer seasons, fluctuations in the quantity of homes available, our remnant advertising, and the size and seasonal variability of our real estate partners’ marketing budgets. The seasonal variance and cyclical nature of home sales may contribute to the variability of our revenue and results of operations for our Mortgages business, in particular, which seasonality may be masked by business growth. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

We Could Be Subject to Additional Tax Liabilities.

We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions. New tax laws, regulations and administrative practices could be enacted or adopted at any time, and existing tax laws, regulations and administrative practices could be interpreted, modified or applied adversely to us, possibly with retroactive effect. These changes could require us to pay additional taxes, penalties, interest and other related costs, and also could increase our compliance, operating and other costs.

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

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, during the last three fiscal years ending December 31, 2023, the closing price of our Class A common stock has ranged from $27.02 per share to $203.79 per share. During the same time period, the closing price of our Class C capital stock has ranged from $26.97 per share to $199.90 per share. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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

Since Zillow Group’s inception, our capital structure has included authorized Class A common stock and authorized Class B common stock. Our Class A common stock entitles its holder to one vote per share, and our Class B common stock entitles its holder to 10 votes per share. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2023, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 32.2% and 20.9%, respectively, of the voting power of our outstanding capital stock.

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

We Cannot Guarantee that Our Securities Repurchase Program Will Enhance Shareholder Value, and Repurchases Could Affect the Price of Our Class A Common Stock, Class C Capital Stock and Convertible Senior Notes.

Prior to July 31, 2023, our board of directors authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. On July 31, 2023, our board authorized an additional $750 million in such repurchases, increasing the authorization under the repurchase program to $2.5 billion. As of December 31, 2023, $770 million remained available under the securities repurchase program (collectively, the “Repurchase Authorizations”).

There is no expiration date for the Repurchase Authorizations. The timing and actual number of shares or notes repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to the Repurchase Authorizations could affect the price of our Class A common stock, Class C capital stock and outstanding convertible notes and increase volatility in such securities.

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

The Capped Call Transactions May Affect the Value of Our 2024 Notes, 2026 Notes and Our Class C Capital Stock.

In connection with the pricing of each of the 2024 Notes and 2026 Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution in connection with the conversion of the 2024 Notes or 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. In connection with our Convertible Senior Notes due in 2023 (“2023 Notes”), the balance of which we redeemed in mid-2021, we exercised our right to keep the associated capped call confirmations open through the expiration of the 2023 Notes, which caused short term dilution. We may pursue similar options with the capped call confirmations associated with each of the 2024 Notes and 2026 Notes in the future.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class C capital stock and/or purchasing or selling our Class C capital stock or other securities of ours in secondary market transactions prior to the maturity of each of the 2024 Notes and 2026 Notes (and are likely to do so during any observation period related to a conversion of 2024 Notes or 2026 Notes or in connection with any repurchase or redemption of 2024 Notes or 2026 Notes by us). This activity could cause or avoid an increase or a decrease in the market price of our Class C capital stock, the 2024 Notes or the 2026 Notes.

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cyber-attacks, malicious internet-based activity, online and offline fraud, administrative or technical failures and other cybersecurity threats present risks to the confidentiality, integrity and availability of our information systems, including those of the third parties upon which we rely, and our data residing in those systems. We take seriously our responsibility to protect sensitive consumer, customer and employee information.

Given the data-driven nature of our business and the prevalent use of technology in operating our business, we face cybersecurity risks that could materially affect our business strategy, results of operations and financial condition. For further details on the exposures related to these risks, see the section titled “Risk Factors” within this Annual Report on Form 10-K.

Risk Management, Strategy and Management Oversight

We have an enterprise risk management function at Zillow Group responsible for the oversight and assessment of ongoing and emerging risks to our business operations and the integrity of our data, including the impact of cybersecurity risks. Our enterprise risk management team maintains a steering committee that oversees and opines on our processes to identify, prioritize and assess key risks, including risks related to cybersecurity. The steering committee is composed of senior, cross-functional business leaders with visibility into our key risks. Such members have expertise in the areas of risk management, business strategy, information technology, cybersecurity, legal and compliance, finance, communications, and business products, among others. In partnership with risk owners, this steering committee monitors risk exposures and verifies that efficient and effective risk-management strategies or acceptance and notification criteria are in place. The steering committee meets at least quarterly and its activities are overseen by the Audit Committee of our Board of Directors (“Board”).

We also maintain an information security function that oversees the protection of our information assets through a program informed by standards promoted by the National Institute of Standards and Technology cybersecurity framework and the Cyber Risk Institute’s Cyber Profile. These frameworks guide our information security function in designing programs to assess cybersecurity risks and prevent cybersecurity incidents. The information security team is led by our Chief Information Security Officer (“CISO”) who is responsible for leading enterprise-wide cybersecurity strategy, including assessing and managing risks from cybersecurity threats, and implementing technical security controls by maintaining policies, standards and processes. With more than 20 years of experience in the field of cybersecurity, our CISO has had extensive involvement with the information security function and the maintenance of a robust cybersecurity program. Our CISO has held data privacy and information security roles with increasing responsibility in the financial services, technology and casino industries and is a certified information systems security professional.

The information security team maintains incident response policies and procedures designed to help protect the integrity, availability and confidentiality of information and help prevent loss of service. Cybersecurity events and incidents may be reported or detected through a variety of means, including emails to centralized information security addresses, our online information technology ticketing system, automatic alerts and incident detection systems, direct discovery by our information security team, or reports from a third party. Additionally, our incident response policies and procedures specify the process for initial investigation and containment procedures, remediation tactics, retention of documentation and internal and external communications. Our incident response policies and procedures also specify processes for analyzing the severity of an identified incident, which serve to dictate the escalation procedures to notify varying levels of our risk management team. In response to cybersecurity incidents, we may involve external advisors to assist with remediation efforts and communications and we may seek to mitigate associated liabilities through our insurance coverage. Such third parties may include external legal counsel, forensic investigators and public relation firms, among others. These vendors serve to support our existing processes and procedures and operate as an extension of our enterprise risk management and information security functions.

Our internal audit team conducts security controls testing and provides independent validation that such controls are operating effectively on systems in scope for various regulatory and compliance requirements. Our regulatory compliance team uses third-party external auditors to perform independent testing against all systems in scope for our regulatory and customer-

driven compliance obligations. The audit cadence aligns with regulatory and customer-driven needs. The scope of our audits includes all systems that store, transmit or process data. We also perform periodic third-party risk assessments, vulnerability testing, system and cloud security assessments against our information technology systems.

We engage a variety of third-party service providers to process and store data, including certain customer information, some of which may include personally identifiable information. We also depend on third-party service providers to host many of the systems and infrastructure used to provide our products and services. A limited number of third-party services support essential functions of our business, including the use of cloud-based technology. We have a third-party service provider management program to manage cybersecurity risks associated with our use of these third-party service providers. The program includes the use of security questionnaires, review of statements of work and related information security addenda, procuring results of audits and compliance reviews and obtaining overviews of network infrastructure, among others. Based upon the extent and type of services utilized, reviews of certain third-party engagements are coordinated through members of the following management teams: procurement, legal, compliance, enterprise risk management and information security risk management, among others, as applicable. Depending on the nature of the services provided, the sensitivity of the data at issue and the identity of the third-party, our third-party service provider management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

Governance

Our Board considers risk assessment and development of risk mitigation strategies to be a responsibility of the entire Board in consultation with the appropriate Board committees. The Board regularly engages in risk oversight on a broad range of matters, including challenges associated with strategic acquisitions, cybersecurity, regulatory and other legal and compliance matters. For more focused risk oversight, our Board committees are tasked with specific risk management roles.

The Audit Committee oversees major enterprise risks and the steps management has taken to monitor and control such exposure, including risks to our information technology infrastructure and security. Members of our legal, compliance, enterprise risk management and information security management teams provide information and updates on any significant issues related to these topics at the periodic Audit Committee meetings, which are typically held at least quarterly. The Audit Committee is responsible for ensuring independent examination of management’s programs to identify, assess, respond to and monitor risks, which include those performed by internal audit and third party consultants, among others.

Audit Committee member education is provided throughout the year through presentations to and discussions with the Audit Committee led by members of management, third-party consultants, our independent registered public accounting firm and legal counsel, on topics including information security, among others. Members of our Audit Committee have expertise in the technology industry as well as corporate risk management strategies.

Item 2. Properties.
We have various operating leases for office space which are summarized as of December 31, 2023 in the table below. We believe our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet(1)	Principal Lease Expiration Dates
Seattle, Washington(2)	Corporate headquarters for Zillow Group	267,290	2032
Overland Park, Kansas	General office space	70,373	2024
Irvine, California	General office space	60,714	2027
Atlanta, Georgia	General office space	51,822	2025
New York, New York	General office space	49,159	2030
San Francisco, California	General office space	26,646	2032
(1)Excludes square footage of subleased space.
(2)During the year ended December 31, 2023, we amended our existing office space lease for our corporate headquarters in Seattle, Washington to provide the landlord the option to terminate a portion of our lease prior to the original lease termination date. In December 2023, our landlord exercised their option to partially terminate our lease, effective June 30, 2024. We have ceased use of all 151,275 square feet of terminated space, included in the table above, as of December 31, 2023.

In addition, we lease office space in several other locations, primarily in the United States. See Note 2 and Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.
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
Holders of Record
As of February 7, 2024, there were 291, three, and 154 holders of record of our Class A common stock, our Class B common stock, and our Class C capital stock, respectively.
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
There were no sales of unregistered securities during the three months ended December 31, 2023.

Purchases of Equity Securities by the Issuer
The following table summarizes our Class A common stock and Class C capital stock repurchases during the three months ended December 31, 2023 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
October 1 - October 31, 2023	365	1,574	$37.59	$37.96	1,939	$840
November 1 - November 30, 2023	72	326	35.60	36.23	398	770
December 1 - December 31, 2023	—	—	—	—	—	770
Total	437	1,900			2,337

(1) On December 2, 2021, the Board of Directors authorized a stock repurchase program granting the authority to repurchase up to $750 million of our Class A common stock, Class C capital stock or a combination thereof. On May 4, 2022, the Board of Directors authorized the repurchase of up to an additional $1 billion of our Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, the Board of Directors further expanded these authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof (together with the previous authorizations, “Repurchase Authorizations”). The Repurchase Authorizations do not have an expiration date. During the three months ended December 31, 2023, we repurchased $58 million aggregate principal amount of convertible senior notes for $56 million in cash, plus accrued interest, which reduced the remaining dollar value available under the Repurchase Authorizations.

Performance Graph
The following graph compares our cumulative total shareholder return on Zillow Group’s common and capital stock with the Nasdaq Composite Index and the RDG Internet Composite Index.
The information contained in the graph is based on historical data and is not intended to forecast possible future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Zillow Group, Inc. Class A
Zillow Group, Inc. Class C
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on 2023 and 2022 financial condition and results of operations and year-to-year comparisons between 2023 and 2022. Similar discussion of our 2021 financial condition and results and year-to-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled “Note Regarding Forward Looking Statements” and “Risk Factors”.
Overview of our Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, dedicated partners and agents, and easier buying, selling, financing and renting experiences.
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage originations business and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including ShowingTime+, Spruce and Follow Up Boss.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations and inflationary conditions. These factors may have a negative impact on the number of transactions consumers complete using our products and services and on demand for our advertising services. According to industry data from the National Association of REALTORS®, total transaction value declined 17% during the year ended December 31, 2023 as compared to the year ended December 31, 2022. Despite the industry headwinds and total transaction value declines, we continue to invest in our growth pillars. We believe this continued investment has resulted in year over year total revenue results, described below, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, that exceeded industry performance for the same period. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Acquisitions
On December 8, 2023, we acquired Enchant, LLC, d/b/a Follow Up Boss (“Follow Up Boss”), a customer relationship management system for real estate professionals, for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million in cash payable over a three-year period upon achievement of certain performance metrics. On September 11, 2023, we acquired substantially all of the assets and liabilities of Spruce Holdings, Inc. and certain affiliated entities (collectively referred to as “Spruce”), a tech-enabled title and escrow platform, in exchange for total consideration of $19 million, net of cash acquired. On July 31, 2023, we acquired Aryeo, Inc. (“Aryeo”), a software company that serves real estate photographers, in exchange for total consideration of $35 million, net of cash acquired. For additional information on acquisitions, see Note 7 in our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
August 2022 Equity Award Actions
On August 3, 2022, upon the recommendation of the Compensation Committee of the Board, the Board approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees. The exercise price of eligible option awards was reduced to $38.78, which was the closing market price of our Class C capital stock on August 8, 2022. No other changes were made to the terms and conditions of the eligible option awards. In addition, the Board approved a supplemental grant of restricted stock units to eligible employees that was granted on August 8, 2022 and vests quarterly over a two-year period beginning in August 2022. The repricing of eligible option awards and the issuance of supplemental restricted stock units (collectively the “August 2022 Equity Award Actions”) has and is expected to continue to result in incremental share-based compensation expense over the remaining requisite service period, which is largely through the third quarter of 2024. For additional information regarding the August 2022 Equity Award Actions, see Note 14 in our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Change in Reportable Segments
Beginning in 2023, our chief executive officer, who acts as the chief operating decision maker, began to manage our business, make operating decisions, and evaluate operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. Accordingly, this change led to revisions in the nature and substance of information regularly provided to and used by the chief operating decision maker and served to align our reported results with our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. As a result, beginning in the first quarter of 2023, we began to report our financial results as a single reportable segment.
Revenue Overview
Our revenue is classified into four categories: Residential, Rentals, Mortgages and Other. Certain prior period amounts have been revised to reflect these changes.
Residential. Residential revenue includes revenue generated by our Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals through StreetEasy for-sale product offerings, ShowingTime+, including Listing Showcase, and upon acquisition on December 8, 2023, Follow Up Boss.
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses and brands. We offer these products and services through our Premier Agent program. Premier Agent products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance basis. For our market-based pricing offering, connections are distributed to Premier Agent partners in proportion to their share of voice, or a Premier Agent partner’s share of total advertising purchased in a particular zip code. Connections are delivered when customer contact information is provided to Premier Agent partners. Connections are provided as part of our suite of advertising services for Premier Agent partners; we do not charge a separate fee for these customer leads.
Our pay for performance pricing model is called “Flex” and is available in certain markets to select partners. With the Flex model, Premier Agent partners are provided with validated leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years.

New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis. StreetEasy for-sale revenue includes advertising services sold to real estate professionals serving the New York City for sale market primarily on a cost per property or performance fee basis.
Revenue generated through ShowingTime+ includes ShowingTime revenue, which is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. Appointment Center revenue is primarily billed in advance on a monthly basis. ShowingTime+ revenue also includes our dotloop real estate transaction management software-as-a-service solution. Dotloop is a monthly subscription service allowing real estate partners to efficiently manage their transactions.
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
Mortgages. Mortgages revenue primarily includes revenue generated through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
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
Financial Overview
For the years ended December 31, 2023 and 2022, we generated revenue of $1.9 billion and $2.0 billion, respectively, representing a year-over-year decrease of 1%. The decrease in total revenue was primarily attributable to the following:
•Residential revenue decreased by $70 million, or 5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in Residential revenue was primarily driven by a 5% decrease in the number of visits for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations.
•Mortgages revenue decreased by $23 million to $96 million for the year ended December 31, 2023 compared to $119 million for the year ended December 31, 2022, primarily driven by a $28 million decrease in revenue from Custom Quote and Connect advertising services due to a 32% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was primarily driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period, as well as a shift in strategic priority as we focus on organic growth of our mortgage origination business.
•The decreases noted above were partially offset by an $83 million increase to Rentals revenue to $357 million for the year ended December 31, 2023 compared to $274 million for the year ended December 31, 2022. The increase in Rentals revenue was primarily due to a 21% increase in quarterly revenue per average monthly rentals unique visitor to $3.19 for the year ended December 31, 2023 as compared to $2.63 for the year ended December 31, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers as well as growth in multifamily property listings. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors which increased 8% to 28 million during the year ended December 31, 2023 from 26 million during the year ended December 31, 2022, primarily driven by the increase in active rental listings.
For the years ended December 31, 2023 and 2022, we generated total gross profit of $1.5 billion and $1.6 billion, respectively, representing a year-over-year decrease of 4%, due to the combined factors discussed above.

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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Year Ended December 31,		2022 to 2023 % Change
	2023	2022
Visits	9,977	10,470	(5)%
During the year ended December 31, 2023, visits to our mobile applications and websites decreased by 5% compared to the year ended December 31, 2022. This decrease was primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations.
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our revenue depends in part, on users accessing our mobile applications and websites to engage in the sale, purchase, renting and financing of homes, including with Zillow Home Loans, and a significant portion of our Residential revenue, Rentals revenue and Other revenue depend on advertisements being served to users of our mobile applications and websites.
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

The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Year Ended December 31,		2022 to 2023 % Change
	2023	2022
Average monthly unique users	214	220	(3)%
During the year ended December 31, 2023, average monthly unique users to our mobile applications and websites decreased by 3% compared to the year ended December 31, 2022. This decrease was primarily driven by macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations.
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Year Ended December 31,		2022 to 2023 % Change
	2023	2022
Purchase loan origination volume	$1,534	$794	93%
Refinance loan origination volume	16	750	(98)%
Total loan origination volume	$1,550	$1,544	—%
Purchase loan origination volume increased during the year ended December 31, 2023 due to continued growth in Zillow Home Loans purchase loan originations. This increase was offset by a decrease in refinance loan origination volume which was driven by higher interest rates which decreased demand for refinance mortgages.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Year Ended December 31,		2022 to 2023		Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022

(in millions, except percentages)
Residential	$1,452	$1,522	$(70)	(5)%	75%	78%
Rentals	357	274	83	30	18	14
Mortgages	96	119	(23)	(19)	5	6
Other	40	43	(3)	(7)	2	2
Total revenue	$1,945	$1,958	$(13)	(1)%	100%	100%

Total revenue decreased $13 million, or 1%, to $1.9 billion:
•Residential revenue decreased $70 million, or 5%. This decrease was driven by a 5% decrease in the number of visits for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to macro housing market factors including low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates as well as home price fluctuations. These factors also resulted in a 6% decrease in Premier Agent revenue during the year ended December 31, 2023 compared to the year ended December 31, 2022. We expect Residential revenue to increase in absolute dollars during the three months ending March 31, 2024, primarily due to the stabilization of macro housing market factors described above as well as incremental revenue attributable to the Follow Up Boss acquisition, product expansion and seasonality.
•Mortgages revenue decreased $23 million, or 19%. This decrease was driven by a $28 million decrease in our Custom Quote and Connect advertising services revenue, partially offset by an $8 million increase in mortgage originations revenue. The decrease in our Custom Quote and Connect advertising revenue was primarily due to a 32% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was primarily driven by a decrease in demand for mortgages attributable to the higher interest rate environment as compared to the prior year period, as well as a shift in strategic priority as we focus on organic growth of our mortgage origination business. The decrease in Custom Quote and Connect advertising services revenue was partially offset by an $8 million increase in mortgage originations revenue, primarily due to a 22% increase in gain on sale margin driven by fewer interest rate increases in 2023 as compared to 2022, resulting in higher profitability on the sale of mortgage loans in the secondary market. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of interest rate lock commitments and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
•Rentals revenue increased $83 million, or 30%. The increase in Rentals revenue was primarily due to a 21% increase in quarterly revenue per average monthly rentals unique visitor to $3.19 for the year ended December 31, 2023 as compared to $2.63 for the year ended December 31, 2022, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers as well as growth in multifamily property listings. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors which increased 8% to 28 million during the year ended December 31, 2023 from 26 million during the year ended December 31, 2022, primarily driven by the increase in active rental listings. Average monthly rentals unique visitors are measured with Comscore data, which includes average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites.

Adjusted EBITDA
The following table summarizes net loss, which includes the impact of discontinued operations, and Adjusted EBITDA, which excludes the impact of discontinued operations (in millions, except percentages):

					% of Revenue
	Year Ended December 31,		2022 to 2023		Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022
Net loss	$(158)	$(101)	$(57)	(56)%	(8)%	(5)%
Adjusted EBITDA	$391	$514	$(123)	(24)%	20%	26%
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Annual Report on Form 10-K. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measure.

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
•Adjusted EBITDA does not reflect the gain on extinguishment of debt;
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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net loss for each of the periods presented (in millions):

	Year Ended December 31,
	2023	2022
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(158)	$(101)
Loss from discontinued operations, net of income taxes	—	13
Income taxes	4	3
Other income, net	(151)	(43)
Depreciation and amortization	187	150
Share-based compensation	451	433
Impairment and restructuring costs	19	24
Acquisition-related costs	4	—
Gain on extinguishment of debt	(1)	—
Interest expense	36	35
Adjusted EBITDA	$391	$514

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Year Ended December 31,		2022 to 2023		Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022

	(in millions, except percentages)
Cost of revenue	$421	$367	$54	15%	22%	19%
Gross profit	1,524	1,591	(67)	(4)	78	81
Operating expenses:
Sales and marketing	658	664	(6)	(1)	34	34
Technology and development	560	498	62	12	29	25
General and administrative	553	498	55	11	28	25
Impairment and restructuring costs	19	24	(5)	(21)	1	1
Acquisition-related costs	4	—	4	N/A	—	—
Total operating expenses	1,794	1,684	110	7	92	86
Gain on extinguishment of debt	1	—	1	N/A	—	—
Other income, net	151	43	108	251	8	2
Interest expense	(36)	(35)	(1)	(3)	(2)	(2)
Income tax expense	(4)	(3)	(1)	(33)	—	—
Cost of Revenue
Cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile applications and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile applications and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. Cost of revenue also includes credit card fees and ad serving costs paid to third parties, direct costs to provide our rental applications product, and direct costs to originate mortgage loans, including underwriting and processing costs.
Cost of revenue increased $54 million, or 15%, primarily driven by increases of $38 million in depreciation and amortization expense due to an increase in website development costs, $10 million in ad serving costs, $7 million in software and hardware costs and $7 million in mortgage loan processing costs due to increased purchase loan origination volume. These increases were partially offset by a $7 million decrease in lead acquisition costs as we shift our strategic priorities to focus on organic growth of our mortgage origination business.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Gross profit decreased by $67 million, or 4%, primarily due to an increase in cost of revenue, discussed above. Total gross margin decreased from 81% to 78%.
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

Sales and marketing expenses decreased $6 million, or 1%, due to decreases of $7 million in marketing and advertising costs and $4 million in third-party professional service fees, both driven by active cost management, a $2 million decrease in depreciation and amortization expense and a $2 million decrease in trade shows and events. These decreases were partially offset by a $7 million increase in travel expenses and a $3 million increase in software and hardware costs.
Technology and Development
Technology and development expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for individuals engaged in the design, development and testing of our products, mobile applications and websites and the tools and applications that support our products. Technology and development expenses also include equipment and software maintenance costs and depreciation expense.
Technology and development expenses increased $62 million, or 12%, primarily due to increases of $54 million in headcount-related expenses, including share-based compensation expense, primarily driven by the August 2022 Equity Award Actions, $6 million in travel expenses and $5 million in software and hardware costs. These increases were partially offset by a decrease of $3 million in third-party professional service fees.
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
General and administrative expenses increased $55 million, or 11%, due to a $35 million increase in headcount-related expenses, including share-based compensation expense, primarily driven by an $18 million increase in share-based compensation expense associated with the departures of certain personnel, as well as the impact of the August 2022 Equity Award Actions. The increase in general and administrative expenses was also driven by a $13 million increase in rent expense, primarily due to $14 million of additional rent expense recognized in connection with the partial termination of our Seattle lease. For additional information on leases, see Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The increase in general and administrative expenses was also driven by increases of $4 million in third-party professional service fees, $3 million in software and hardware costs and $2 million in travel expenses. We expect general and administrative expenses to decrease in absolute dollars for the three months ending March 31, 2024 as a result of the absence of additional rent expense associated with the partial termination of our Seattle lease that was recorded in the three months ended December 31, 2023, as discussed above.
Impairment and Restructuring Costs
Impairment and restructuring costs were $19 million and $24 million for the years ended December 31, 2023 and 2022, respectively. The year ended December 31, 2023 includes impairment costs of $16 million associated with changes in the use of certain office spaces in our lease portfolio and employee termination costs of $3 million. For additional information regarding impairment costs, see Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Impairment and restructuring costs for the year ended December 31, 2022 do not qualify as discontinued operations and were primarily attributable to employee termination costs associated with the wind down of Zillow Offers operations. For additional information regarding these costs, see Note 3 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, and fair value adjustments on an outstanding warrant.
Other income, net increased $108 million, for the year ended December 31, 2023 as compared to the December 31, 2022. The increase in other income, net was primarily driven by increases in returns on investments due to the higher interest rate environment as compared to the prior year period.
Income Taxes
We are primarily subject to income taxes in the United States (federal and state), as well as certain foreign jurisdictions. As of December 31, 2023 and December 31, 2022, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.4 billion as of December 31, 2023, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $56 million (tax effected) as of December 31, 2023.
We recorded income tax expense of $4 million and $3 million for the years ended December 31, 2023 and 2022, respectively, primarily driven by state taxes. Refer to Note 12 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our income taxes.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, investments in new products and services, and continued investments in sales and marketing. We also use cash flows from operations to service our debt obligations.
Sources of Liquidity
As of December 31, 2023 and 2022, we had cash and cash equivalents, investments and restricted cash of $2.8 billion and $3.4 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government treasury securities, U.S. government agency securities, investment grade corporate securities, and commercial paper. Restricted cash primarily consists of amounts held in escrow related to indemnification holdbacks for certain of our acquisitions and amounts used to fund customer home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of December 31, 2023, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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

Summarized Cash Flow Information
The cash flows related to discontinued operations have not been separated. Accordingly, the consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations for the year ended December 31, 2022. There were no cash flows related to discontinued operations for the year ended December 31, 2023. See Note 3 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on discontinued operations, including supplemental cash flow information. The following table presents selected cash flow data for the periods presented (in millions):

	Year Ended December 31,
	2023	2022
Cash Flow Data:
Net cash provided by operating activities	$354	$4,504
Net cash provided by (used in) investing activities	25	(1,533)
Net cash used in financing activities	(352)	(4,341)
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
For the year ended December 31, 2023, net cash provided by operating activities was $354 million. This was primarily driven by a net loss of $158 million, adjusted by share-based compensation expense of $451 million, depreciation and amortization expense of $187 million, accretion of bond discount of $35 million, amortization of right of use assets of $35 million, amortization of contract cost assets of $21 million, impairment costs of $16 million, and amortization of debt issuance costs of $5 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $165 million. The changes in operating assets and liabilities are primarily related to a $59 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $30 million decrease in lease liabilities primarily due to contractual lease payments, a $24 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $21 million increase in contract cost assets primarily due to capitalized sales commissions, an $18 million decrease in accrued expenses and other current liabilities driven by the timing of payments, a $17 million increase in prepaid expenses and other current assets primarily due to an increase in revenue from products and services billed in arrears, and a $2 million decrease in other long-term liabilities. These changes were partially offset by a $6 million increase in accounts payable driven by the timing of payments.
For the year ended December 31, 2022, net cash provided by operating activities was $4.5 billion. This was primarily driven by a net loss of $101 million, adjusted by share-based compensation expense of $451 million, depreciation and amortization expense of $157 million, amortization of contract cost assets of $30 million, amortization of debt discount and debt issuance costs of $26 million, amortization of right of use assets of $23 million, a loss on extinguishment of debt of $21 million, other adjustments to reconcile net loss to net cash provided by operating activities of $15 million, and an inventory valuation adjustment of $9 million. This was partially offset by $18 million in accretion of bond discount. Changes in operating assets and liabilities increased cash provided by operating activities by $3.9 billion. The changes in operating assets and liabilities are primarily related to a $3.9 billion decrease in inventory and an $82 million decrease in accounts receivable as we wound down Zillow Offers operations, a $66 million decrease in mortgage loans held for sale driven by increased interest rates which decreased demand for mortgages, a $6 million decrease in prepaid expenses and other current assets due to the timing of payments and a $7 million increase in other long-term liabilities primarily due to our outstanding warrant agreement. These changes were partially offset by a $71 million decrease in accrued expenses and other current liabilities and a $60 million decrease in accrued compensation and benefits driven primarily by the wind down of Zillow Offers operations, a $21 million decrease in lease liabilities primarily due to lease payments, an $18 million increase in contract cost assets and a $7 million decrease in deferred revenue.

Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.
For the year ended December 31, 2023, net cash provided by investing activities was $25 million. This was the result of $623 million of net proceeds from the maturity of investments, $433 million of cash paid for acquisitions, net of cash acquired, and $165 million of purchases of property and equipment and intangible assets.
For the year ended December 31, 2022, net cash used in investing activities was $1.5 billion. This was primarily the result of $1.4 billion of net purchases of investments and $140 million of purchases of property and equipment and intangible assets.
Cash Flows Used In Financing Activities
Our primary financing activities have resulted from proceeds from the issuance of Class C capital stock, repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on the warehouse line of credit and master repurchase agreements related to Zillow Home Loans, settlement of long term debt including repurchases of the 2025 Notes, and, prior to September 30, 2022, our Zillow Offers securitization term loans, proceeds from our Zillow Offers securitization transaction, and proceeds from and repayments of borrowings on our credit facilities related to Zillow Offers.
For the year ended December 31, 2023, cash used in financing activities was $352 million, which was primarily related to $424 million of cash paid for share repurchases and $56 million for the repurchases of the 2025 Notes. These cash outflows were partially offset by $72 million of proceeds from the exercise of option awards and $56 million of net borrowings on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
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

Capital Resources
Convertible Senior Notes
As of December 31, 2023, we have a total of $1.6 billion aggregate principal amount of convertible senior notes outstanding. The convertible notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our convertible senior notes as of the periods presented (in millions, except interest rates):

			Carrying Value
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	December 31, 2023	December 31, 2022
September 1, 2026	$499	1.375%	$496	$495
May 15, 2025	507	2.75%	504	560
September 1, 2024	608	0.75%	607	605
Total	$1,614		$1,607	$1,660
We may from time to time seek to redeem, retire or purchase outstanding debt through cash purchases and/or exchanges for cash, shares of stock or a combination of cash and stock, pursuant to the redemption terms of such debt securities, in open market purchases, privately negotiated transactions or otherwise. In particular, the 2024 Notes and 2026 Notes may be redeemed if the last reported sale price of our Class C capital stock exceeds $56.56 per share for a specified period of trading days. To the extent our Class C capital stock price rises above those levels, we may redeem the 2024 Notes and/or 2026 Notes, in which case, we would expect to settle any conversions in cash up to the principal amount and shares of Class C capital stock for any conversion obligation in excess of the principal amount. Such redemptions, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the year ended December 31, 2023, we repurchased a total of $58 million aggregate principal amount of the 2025 Notes through open market transactions for $57 million in cash, including accrued interest. There were no repurchases of convertible senior notes during the year ended December 31, 2022. Refer to Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our convertible senior notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
Share Repurchases
Prior to the year ended December 31, 2023, the Board authorized the repurchase of up to $1.8 billion our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. This additional authorization (together with the previous authorizations, the “Repurchase Authorizations”) increased our total cumulative Repurchase Authorizations to $2.5 billion. The Repurchase Authorizations do not have an expiration date. During the year ended December 31, 2023, we repurchased 2.2 million shares of Class A common stock and 7.3 million shares of Class C capital stock at an average price of $46.45 and $43.94 per share, respectively, for an aggregate purchase price of $103 million and $321 million, respectively. As of December 31, 2023, after the effects of our cumulative share and convertible debt repurchases, $770 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on repurchases made in accordance with the Repurchase Authorizations, see Note 11 and Note 13 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Acquisitions
We may enter into agreements to acquire businesses and may use available cash or proceeds from the issuance of debt or equity securities to finance such transactions. On July 31, 2023, we acquired Aryeo for approximately $20 million of our Class C capital stock and $15 million in cash, net of cash acquired. On September 11, 2023, we acquired substantially all of the assets and liabilities of Spruce for approximately $19 million in cash, net of cash acquired. On December 8, 2023, we acquired Follow Up Boss for $399 million in cash, net of cash acquired, and up to $100 million in cash payable over a three-year period upon achievement of certain performance metrics contemplated by the purchase agreement. For additional information on these acquisitions, see Note 7 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our warehouse line of credit and master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at December 31, 2023	Outstanding Borrowings at December 31, 2022	Weighted Average Interest Rate
UBS AG(1)	October 9, 2024	$100	$45	$—	7.08%
JPMorgan Chase Bank, N.A.(2)	May 30, 2024	100	40	—	7.05%
Atlas Securitized Products, L.P.(3)	March 11, 2024	50	8	23	7.37%
Comerica Bank(4)	November 28, 2023	—	—	11	—%
Citibank, N.A.(5)	June 9, 2023	—	—	3	—%
	Total	$250	$93	$37
(1)Agreement commenced on October 11, 2023.
(2)Agreement commenced on June 1, 2023.
(3)Agreement was reassigned from Credit Suisse AG, Cayman Islands on May 25, 2023.
(4)Agreement was terminated on November 28, 2023.
(5)Agreement expired on June 9, 2023 and was not renewed.

Refer to Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on Zillow Group’s warehouse line of credit and master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the 2024 Notes, 2025 Notes and 2026 Notes due on their contractual maturity dates, as well as the associated coupon interest. As of December 31, 2023, we have an outstanding aggregate principal amount of $1.6 billion, $608 million of which is payable within 12 months. Future interest payments associated with the convertible senior notes total $46 million, with $25 million payable within 12 months. Refer to Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for maturity dates, stated interest rates and additional information on our convertible senior notes.

Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of December 31, 2023, we have outstanding principal amounts of $93 million. Amounts exclude an immaterial amount of estimated interest payments.

Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. For additional information regarding our operating leases and associated obligations, see Note 10 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, as of December 31, 2023, we had outstanding letters of credit of approximately $11 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.

Contingent Consideration - In connection with the acquisition of Follow Up Boss, we are obligated to pay contingent consideration upon the achievement of certain performance metrics over a three-year period. For additional information regarding this contingent consideration, see Note 4 and Note 7 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. For additional information regarding our purchase obligations, see Note 16 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the housing market and the broader economy have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates.
We believe that the estimates, judgments and assumptions associated with accounting for certain revenue offerings, website and software development costs, business combinations, including the initial and subsequent fair value measurements of assets (primarily intangible assets), liabilities and contingent consideration, recoverability of intangible assets with definite lives and other long-lived assets, recoverability of goodwill and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates.
Accounting for Certain Revenue
Accrued Revenue. We accrue revenue for certain of our products, primarily our Premier Agent Flex, rentals pay per lease (“Zillow Lease Connect”) and StreetEasy Experts offerings. With these pricing models, our customers are provided with leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed, generally within two years, or a lease is secured with one of the leads we have provided, generally within six months. With these pricing models, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into closed real estate transactions or secured leases and the value of those transactions. As of December 31, 2023, we accrued $90 million in revenue associated with these products.
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
Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets
We evaluate intangible assets and other long-lived assets, including our lease right of use assets, for impairment whenever events or circumstances indicate that they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities.
Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in an impairment charge. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets or other valuation processes involving estimates of cash flows, multiples of earnings or revenues, and we may make various assumptions and estimates when performing our impairment assessments, particularly as it relates to cash flow projections. Cash flow estimates are by their nature subjective and include assumptions regarding factors such as recent and forecasted operating performance, revenue trends and operating margins. These estimates could also be adversely impacted by changes in federal, state, or local regulations, economic downturns or developments, or other market conditions affecting our industry.
Business Combinations
We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed. We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed. Particularly, to estimate the fair value of acquired intangible assets, we engage third-party valuation specialists, and generally use valuation models that include variations of the income approach, specifically the excess earnings method and relief-from-royalty method. Under these valuation approaches, we are required to make estimates and assumptions which may include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, customer attrition and discount rates. Changes in any of the inputs may result in a significantly different fair value. We may refine our estimates during the measurement period, which is up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in our consolidated statements of operations.
The acquisition of Follow Up Boss includes the potential for the future payment of consideration that is contingent upon the achievement of certain performance metrics. The fair value of contingent consideration is recorded as a liability in our consolidated balance sheets and is estimated at the acquisition date using a Monte Carlo simulation and unobservable inputs. These inputs include the probabilities of the achievement of certain performance metrics and the related discount rates. We may refine our acquisition date estimates during the measurement period, which is up to one year from the acquisition date. Subsequent to the acquisition date, at each reporting period until the contingencies are resolved, the contingent consideration is remeasured at current fair value with changes recorded in our consolidated statements of operations. Changes in any of the inputs may result in a significant fair value adjustment.

Recoverability of Goodwill
Goodwill is measured as the excess of consideration transferred for an acquired business over the net of the acquisition date fair value of the assets acquired and liabilities assumed, and is not amortized. We assess the impairment of goodwill at the reporting unit level on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. In our evaluation of goodwill, we first perform a qualitative assessment to determine whether the carrying value of our reporting unit is greater than its fair value. If it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative assessment and an impairment charge is recorded in our consolidated statements of operations for the excess of carrying value of the reporting unit over its fair value.
We exercise judgment in determining whether it is more likely than not that the carrying value of our reporting unit is greater than its fair value. The following events and circumstances are considered when performing the qualitative assessment:
•Macroeconomic conditions, industry and market considerations, and entity-specific conditions, such as changes in cost factors and financial performance;
•The amount by which the fair value of the reporting unit exceeded the carrying value as of the date of the most recent quantitative assessment;
•Changes in interest rates since the most recent quantitative assessment;
•Changes in our business or strategy since our most recent qualitative assessment;
•Changes in our market capitalization and overall enterprise value.
The examples noted above are not all-inclusive, and we consider other relevant events and circumstances that affect the fair value of the reporting unit in determining whether to perform a quantitative assessment.
Beginning in 2023, our chief operating decision maker, who is our chief executive officer, manages our business, makes operating decisions and evaluates operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. This aligns to our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. This resulted in revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker. Accordingly, we have realigned our operating structure, resulting in a single operating and reportable segment. In line with this, the nature and substance of the information regularly provided to our segment manager similarly changed, and we determined that we have only one reporting unit. Because the segment change impacted the structure of our reporting units, we performed a qualitative goodwill impairment assessment immediately before and immediately after the change in reporting units. Based on those assessments, we determined it was more likely than not that the fair value of our current and legacy reporting units exceeded their respective carrying values. Therefore, we concluded that it was not necessary to perform a quantitative impairment test. At December 31, 2023, our total goodwill balance was $2.8 billion.
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
Determining the fair value of option awards at the grant date requires judgment. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. If any of the assumptions changes significantly, share-based compensation expense for future option awards may differ materially compared with the awards granted previously. When determining the grant date fair value of share-based awards, management also considers whether an adjustment is required to the observable market price or volatility of our Class C capital stock used in the valuation as a result of material non-public information.
Risk-free interest rate. Risk-free interest rates are derived from U.S. Treasury securities as of the option award’s grant date.
Expected dividend yields. Expected dividend yields are based on our historical dividend payments, which have been zero to date.
Volatility. The expected volatility for our Class C capital stock is estimated using our historical volatility.
Expected term. The weighted-average expected life of the option awards is estimated based on our historical exercise data.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our share-based compensation expense calculations on a prospective basis. We will also continue to use judgment when determining whether an adjustment is required to the observable market price or volatility as a result of material non-public information. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. As we continue to accumulate additional data related to our Class C capital stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future share-based compensation expense. In future periods, we expect our share-based compensation expense to decrease as existing awards continue to vest over their respective periods and we focus on mitigating dilution as we issue new awards.
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
As of December 31, 2023, we had approximately $1.6 billion aggregate principal amount of convertible senior notes outstanding with maturities ranging from September 2024 through September 2026. All outstanding convertible senior notes bear fixed rates of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of the convertible senior notes change primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through expedited sale of our loans. As of December 31, 2023, we had $93 million of outstanding borrowings on our master repurchase agreements. Borrowings on the master repurchase agreements bear interest at a floating rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our annual interest expense associated with the master repurchase agreements as of December 31, 2023.
For additional details related to our credit facilities and convertible senior notes, see Note 11 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Inflation Risk
The macroeconomic environment in the United States has experienced and continues to experience inflationary pressures. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business beginning in 2022 and continuing during the year ended December 31, 2023. In response to ongoing inflationary pressures in the United States, the Federal Reserve has implemented a number of increases to the federal funds rate during 2022 and 2023. Despite inflation stabilizing in the second half of 2023, these federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue during 2023.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zillow Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Residential and Rentals Revenue – Processed and Recorded using Highly Automated Systems — Refer to Notes 2 and 18 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company’s Residential and Rentals revenue transactions include a significant volume of data that are processed and recorded using multiple highly automated systems. Residential revenue includes revenue generated from the Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals. Rentals revenue includes the sale of advertising and a suite of tools sold to property managers, landlords and other marketplace participants.
The Company’s systems to process and record certain Residential and Rentals revenue transactions are highly automated, rely on multiple internally developed systems, and involve interfacing significant volumes of data across the systems. Given the complexity of the information technology (IT) environment, the required involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, systems, and automated controls, we considered the audit of certain Residential and Rentals revenue transactions processed and recorded using highly automated systems to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to certain Residential and Rentals revenue transactions that are processed and recorded using highly automated systems included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the relevant systems used to calculate and record revenue transactions.
◦Tested the general IT controls over the relevant systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of system interface controls and automated controls within the relevant revenue streams.
•We tested controls within the relevant business processes, including those in place to reconcile the transactional data from relevant systems to the Company’s general ledger.
•We reconciled the transactional data from relevant systems to the Company’s general ledger.
•For a sample of select revenue transactions, we performed detail testing of transactions by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
•For select Premier Agent revenue transactions included within Residential revenue, we tested the amount of revenue recorded by developing an expectation for the amount by applying the percentage change from an independent variable to historical amounts recorded and comparing our expectation to the amount recorded by management.
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 14, 2024
We have served as the Company’s auditor since 2016.

ZILLOW GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,492	$1,466
Short-term investments	1,318	1,896
Accounts receivable, net	96	72
Mortgage loans held for sale	100	41
Prepaid expenses and other current assets	140	126
Restricted cash	3	2
Total current assets	3,149	3,603
Contract cost assets	23	23
Property and equipment, net	328	271
Right of use assets	73	126
Goodwill	2,817	2,374
Intangible assets, net	241	154
Other assets	21	12
Total assets	$6,652	$6,563
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28	$20
Accrued expenses and other current liabilities	107	90
Accrued compensation and benefits	47	48
Borrowings under credit facilities	93	37
Deferred revenue	52	44
Lease liabilities, current portion	37	31
Convertible senior notes, current portion	607	—
Total current liabilities	971	270
Lease liabilities, net of current portion	95	139
Convertible senior notes, net of current portion	1,000	1,660
Other long-term liabilities	60	12
Total liabilities	2,126	2,081
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 55,282,702 and 57,494,698 shares as of December 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 171,853,566 and 170,555,565 shares as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	6,301	6,109
Accumulated other comprehensive loss	(5)	(15)
Accumulated deficit	(1,770)	(1,612)
Total shareholders’ equity	4,526	4,482
Total liabilities and shareholders’ equity	$6,652	$6,563
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,945	$1,958	$2,132
Cost of revenue	421	367	323
Gross profit	1,524	1,591	1,809
Operating expenses:
Sales and marketing	658	664	715
Technology and development	560	498	421
General and administrative	553	498	414
Impairment and restructuring costs	19	24	10
Acquisition-related costs	4	—	9
Integration costs	—	—	1
Total operating expenses	1,794	1,684	1,570
Income (loss) from continuing operations	(270)	(93)	239
Gain (loss) on extinguishment of debt	1	—	(17)
Other income, net	151	43	7
Interest expense	(36)	(35)	(128)
Income (loss) from continuing operations before income taxes	(154)	(85)	101
Income tax benefit (expense)	(4)	(3)	1
Net income (loss) from continuing operations	(158)	(88)	102
Net loss from discontinued operations, net of income taxes	—	(13)	(630)
Net loss	$(158)	$(101)	$(528)
Net income (loss) from continuing operations per share:
Basic	$(0.68)	$(0.36)	$0.41
Diluted	$(0.68)	$(0.36)	$0.39
Net loss per share:
Basic	$(0.68)	$(0.42)	$(2.11)
Diluted	$(0.68)	$(0.42)	$(2.02)
Weighted-average shares outstanding:
Basic	233,575	242,163	249,937
Diluted	233,575	242,163	261,826
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(158)	$(101)	$(528)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	10	(22)	7
Total other comprehensive income (loss)	10	(22)	7
Comprehensive loss	$(148)	$(123)	$(521)
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2021	240,526	$—	$5,881	$(1,139)	$—	$4,742
Issuance of Class C capital stock upon exercise of stock options	3,304	—	127	—	—	127
Vesting of restricted stock units	2,982	—	—	—	—	—
Restricted stock units withheld for tax liability	(1)	—	—	—	—	—
Share-based compensation expense	—	—	347	—	—	347
Issuance of Class C capital stock in connection with equity offering, net of issuance costs	3,164	—	545	—	—	545
Settlement of convertible senior notes	6,265	—	403	—	—	403
Unwind of capped call transactions	(666)	—	—	—	—	—
Repurchases of Class C capital stock	(4,944)	—	(302)	—	—	(302)
Net loss	—	—	—	(528)	—	(528)
Other comprehensive income	—	—	—	—	7	7
Balance at December 31, 2021	250,630	—	7,001	(1,667)	7	5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of Class C capital stock upon exercise of stock options	1,129	—	45	—	—	45
Vesting of restricted stock units	4,722	—	—	—	—	—
Share-based compensation expense	—	—	502	—	—	502
Repurchases of Class A common stock and Class C capital stock	(22,213)	—	(947)	—	—	(947)
Net loss	—	—	—	(101)	—	(101)
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance at December 31, 2022	234,268	—	6,109	(1,612)	(15)	4,482
Issuance of Class C capital stock upon exercise of stock options	1,829	—	72	—	—	72
Vesting of restricted stock units	6,400	—	—	—	—	—
Share-based compensation expense	—	—	524	—	—	524
Repurchases of Class A common stock and Class C capital stock	(9,523)	—	(424)	—	—	(424)
Issuance of Class C capital stock in connection with an acquisition	380	—	20	—	—	20
Net loss	—	—	—	(158)	—	(158)
Other comprehensive income	—	—	—	—	10	10
Balance at December 31, 2023	233,354	$—	$6,301	$(1,770)	$(5)	$4,526
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(158)	$(101)	$(528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	187	157	130
Share-based compensation	451	451	312
Amortization of right of use assets	35	23	23
Amortization of contract cost assets	21	30	42
Amortization of debt discount and debt issuance costs	5	26	104
Loss (gain) on extinguishment of debt	(1)	21	17
Impairment and restructuring costs	16	—	57
Amortization (accretion) of bond premium (discount)	(35)	(18)	9
Inventory valuation adjustment	—	9	408
Other adjustments to reconcile net loss to net cash provided by (used in) operating activities	(2)	15	3
Changes in operating assets and liabilities:
Accounts receivable	(24)	82	(82)
Mortgage loans held for sale	(59)	66	224
Inventory	—	3,904	(3,827)
Prepaid expenses and other assets	(17)	6	(82)
Contract cost assets	(21)	(18)	(26)
Lease liabilities	(30)	(21)	(29)
Accounts payable	6	3	5
Accrued expenses and other current liabilities	(18)	(71)	61
Accrued compensation and benefits	(1)	(60)	13
Deferred revenue	1	(7)	1
Other long-term liabilities	(2)	7	(12)
Net cash provided by (used in) operating activities	354	4,504	(3,177)
Investing activities
Proceeds from maturities of investments	1,287	802	2,206
Purchases of investments	(664)	(2,191)	(516)
Purchases of property and equipment	(135)	(115)	(74)
Purchases of intangible assets	(30)	(25)	(31)
Cash paid for acquisitions, net	(433)	(4)	(497)
Net cash provided by (used in) investing activities	25	(1,533)	1,088
Financing activities
Proceeds from issuance of Class C capital stock, net of issuance costs	—	—	545
Proceeds from issuance of term loan, net of issuance costs	—	—	1,138
Proceeds from borrowings on credit facilities	—	—	3,618
Repayments of borrowings on credit facilities	—	(2,206)	(1,780)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	56	(76)	(197)
Repurchases of Class A common stock and Class C capital stock	(424)	(947)	(302)
Settlement of long-term debt	(56)	(1,158)	(1)
Proceeds from exercise of stock options	72	46	127
Net cash provided by (used in) financing activities	(352)	(4,341)	3,148
Net increase (decrease) in cash, cash equivalents and restricted cash during period	27	(1,370)	1,059
Cash, cash equivalents and restricted cash at beginning of period	1,468	2,838	1,779
Cash, cash equivalents and restricted cash at end of period	$1,495	$1,468	$2,838
Supplemental disclosures of cash flow information
Cash paid for interest	$28	$50	$109
Cash paid for taxes	6	6	—
Noncash transactions:
Initial fair value of contingent consideration recognized in connection with an acquisition	$81	$—	$—
Capitalized share-based compensation	73	51	30
Write-off of fully depreciated property and equipment	63	53	49
Value of Class C capital stock issued in connection with an acquisition	20	—	—
Write-off of fully amortized intangible assets	5	203	58
Issuance (settlement) of beneficial interests in securitizations	—	(79)	63
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, dedicated partners and agents, and easier buying, selling, financing and renting experiences.
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage originations business and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including ShowingTime+, Spruce and Follow Up Boss.
In the fourth quarter of 2021, we began to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the country. The wind down was completed in the third quarter of 2022, and we have presented the financial results of Zillow Offers as discontinued operations in our consolidated statements of operations for the years ended December 31, 2022 and 2021. See Note 3 for additional information.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to manage industry changes, including as a result of certain or future class action lawsuits or government investigations; our ability to manage advertising inventory and pricing and maintain relationships with our real estate partners; our compliance with multiple listing service rules and requirements to access and use listing data, and to maintain or establish relationships with listings and data providers; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow Zillow Home Loans, our mortgage origination business and affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings; our ability to attract and retain a highly skilled workforce; protection of Zillow’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). We have presented the financial results of Zillow Offers as discontinued operations in our consolidated financial statements for all periods presented as applicable. See Note 3 for additional information. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, restructuring costs, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, the presentation of discontinued and continuing operations, business combinations, including the initial and subsequent fair value measurements of assets (primarily intangible assets), liabilities and contingent consideration, and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the housing market and the broader economy have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. There were no customers that comprised 10% or more of our total accounts receivable as of December 31, 2023 or 2022. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.
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

Short-term Investments
Our investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities and commercial paper. The investments are available to support current operations and are classified as short-term investments measured at fair value. Our investment policy only allows for purchases of investment-grade securities and provides guidelines on concentrations to ensure minimum risk of loss. We evaluate whether unrealized losses on available-for-sale debt securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, we recognize an allowance reflective of our current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, we continue to classify the losses in comprehensive loss unless either we intend to sell the security or it is more likely than not we will be required to sell the security. We did not identify any unrealized loss positions in our available-for-sale securities that were the result of credit losses as of December 31, 2023 or 2022. Additionally, we have the ability to hold our investments to maturity and more likely than not will not be required to sell the securities before a recovery of the amortized cost basis has occurred.
Restricted Cash
Restricted cash primarily consists of amounts held in escrow related to indemnification holdbacks for certain of our acquisitions and amounts used to fund customer home purchases in our mortgage origination business.
Mortgage Loans Held for Sale
Mortgage loans held for sale include residential mortgages originated for sale in the secondary market in connection with our mortgage origination business. We have elected the fair value option for all mortgage loans held for sale as election of this option allows for a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized as incurred. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold and is classified within other income, net in the consolidated statements of operations.
Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, which limits exposure to nonperformance by loan buyer counterparties. However, we remain liable for certain limited representations and warranties related to loan sales, such as non-compliance with defined loan origination or documentation standards, including misstatement in the loan documents, early payoff or default on early payments. Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties. We record a reserve for probable losses in connection with the sale of mortgage loans within accrued expenses and other current liabilities in the consolidated balance sheet.
Loan Commitments and Related Derivatives
We are party to interest rate lock commitments (“IRLCs”), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria in connection with our Zillow Home Loans mortgage origination business. IRLCs are accounted for as derivative instruments recorded at fair value with gains and losses recognized in revenue in the consolidated statements of operations. We manage our interest rate risk related to IRLCs and mortgage loans held for sale through the use of derivative instruments, generally forward contracts on mortgage-backed securities (“MBSs”), which are commitments to either purchase or sell a financial instrument at a future date for a specified price, and mandatory loan commitments, which are an obligation by an investor to buy loans at a specified price within a specified time period. We do not enter into or hold derivatives for trading or speculative purposes, and our derivatives are not designated as hedging instruments. Changes in the fair value of our derivative financial instruments are recognized in revenue in our consolidated statements of operations, and the fair values are reflected in other current assets or other current liabilities, as applicable. Refer to Note 4 to our consolidated financial statements for additional information regarding IRLCs and related derivatives.
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
We monitor our contract cost assets for impairment and recognize an impairment loss in the consolidated statements of operations to the extent the carrying amount of the asset recognized exceeds the amount of consideration that we expect to receive in the future and that we have received but have not recognized in revenue less the costs that relate directly to providing those goods or services that have not yet been recognized as expenses. For the years ended December 31, 2023, 2022 and 2021, we did not record any material impairment losses to our contract cost assets.
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
Right of use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of the total lease payments contracted but not yet paid, including lease incentives not yet received, with the right of use assets further adjusted for any prepaid or accrued lease payments, lease incentives received and/or initial direct costs incurred. Certain lease arrangements also include variable payments for costs such as common-area maintenance, utilities, taxes or other operating costs, which are based on a percentage of actual expenses incurred or a fluctuating rate which is unknown at the inception of the contract. These variable lease payments are excluded from the measurement of the right of use assets and lease liabilities.
Our leases have remaining lease terms ranging from less than one year to nine years, most of which include one or more options to extend the lease term. The renewal options can generally extend the lease term for up to an additional five to ten years. When determining if a renewal option is reasonably certain of being exercised at lease commencement, we consider several factors, including but not limited to, contract-based, asset-based and entity-based factors. We reassess the term of existing leases if there is a significant event or change in circumstances within our control that affects whether we are reasonably certain to exercise an option to extend a lease. Examples of such events or changes include construction of significant leasehold improvements or other modifications or customizations to the underlying asset, relevant business decisions or subleases. As of December 31, 2023, we have concluded that our renewal options are not reasonably certain of being exercised, therefore, renewal options are not included in the right of use assets and lease liabilities.
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
From time to time, we may enter into sublease agreements with third parties. Our subleases generally do not relieve us of our primary obligations under the corresponding head lease. As a result, we account for the head lease based on the original assessment at lease inception. We determine if the sublease arrangement is either a sales-type, direct financing, or operating lease at inception of the sublease. If the total remaining lease cost on the head lease for the term of the sublease is greater than the anticipated sublease income, the right of use asset is assessed for impairment. Our subleases are generally operating leases and we recognize sublease income on a straight-line basis over the sublease term as a reduction to our operating lease cost within general and administrative expenses in our consolidated statements of operations.
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
Beginning in 2023, our chief operating decision maker, who is our chief executive officer, manages our business, makes operating decisions and evaluates operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. This aligns to our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. This resulted in revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker. Accordingly, we have realigned our operating structure, resulting in a single operating and reportable segment. In line with this, the nature and substance of the information regularly provided to our segment manager similarly changed, and we determined that we have only one reporting unit. Because the segment change impacted the structure of our reporting units, we performed a qualitative goodwill impairment assessment immediately before and immediately after the change in reporting units. Based on those assessments, we determined it was more likely than not that the fair value of our current and legacy reporting units exceeded their respective carrying values. Therefore, we concluded that it was not necessary to perform a quantitative impairment test. During the years ended December 31, 2023, 2022 and 2021, we did not record any impairments related to goodwill.
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
Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets
We evaluate intangible assets and other long-lived assets, including our lease right of use assets, for impairment whenever events or circumstances indicate that they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.
Business Combinations
We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions for the preliminary purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. We recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.
We record contingent consideration at its preliminary estimated fair value at the date of acquisition. The current portion of contingent consideration is recorded within accrued expenses and other current liabilities, and the long-term portion is recorded within other long-term liabilities in our consolidated balance sheets. The fair value of contingent consideration is remeasured each reporting period. Measurement period adjustments, if any, to the preliminary estimated fair value as of the acquisition date will be recorded to goodwill. Changes in fair value as a result of updated assumptions after the acquisition date will be recorded in general and administrative expenses in the consolidated statements of operations.
Revenue Recognition
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component, as the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service is generally one year or less, with the exception of certain of our pay for performance products, including Premier Agent Flex and StreetEasy Experts, whereby we may not receive payment for services provided for up to two years after control of the promised products or services is transferred to our customers. In these cases, however, because a substantial portion of the consideration is variable, we have concluded the contracts do not include a significant financing component.
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
Residential. Residential revenue includes revenue generated by our Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals through StreetEasy for-sale product offerings, ShowingTime+, and upon acquisition on December 8, 2023, Follow Up Boss.

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

Premier Agent advertising products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance basis. For our market-based pricing products and services, payment is received prior to the delivery of connections. Connections are delivered when consumer contact information is provided to Premier Agent partners. We do not promise any minimum or maximum number of connections to customers, but instead control when and how many connections to deliver based on a customer’s share of voice. We determine the number of connections to deliver to Premier Agent partners in each zip code using a market-based pricing method in consideration of the total amount spent by Premier Agent partners to purchase connections in the zip code during the month. This results in the delivery of connections over time in proportion to each Premier Agent partners’ share of voice. A Premier Agent partners’ share of voice in a zip code is determined by their proportional monthly prepaid spend in that zip code as a percentage of the total monthly prepaid spend of all Premier Agent partners in that zip code, and determines the proportion of consumer connections a Premier Agent partner receives. The number of connections delivered for a given spend level is dynamic; as demand for advertising in a zip code increases or decreases, the number of connections delivered to a Premier Agent partner in that zip code decreases or increases accordingly.
We recognize revenue related to Premier Agent market-based pricing products and services based on the monthly prepaid spend recognized on a straight-line basis during the monthly billing period over which the products and services are provided. This methodology best depicts how we satisfy our performance obligations to customers, as we continuously transfer control of the performance obligations to the customer over time. Given a Premier Agent partner typically prepays their monthly spend and the monthly spend is refunded on a pro-rata basis upon cancellation of the contract by a customer, we have determined that Premier Agent market-based pricing contracts are effectively daily contracts, and each performance obligation is satisfied over time as each day lapses. We have not allocated the transaction price to each performance obligation within our Premier Agent market-based pricing arrangements, as the amounts recognized would be the same irrespective of any allocation.
Our pay for performance pricing model is called “Flex” and is available in certain markets to select partners. With the Flex model, Premier Agent partners are provided with validated leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of validated leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration and record revenue as performance obligations, or validated leads, are transferred. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. We record a contract asset for our estimate of the consideration to which we will be entitled when the right to the consideration is conditional. When the right to consideration becomes unconditional, upon the close of a real estate transaction, we reclassify amounts to accounts receivable.
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

StreetEasy for-sale revenue primarily consists of our StreetEasy Experts and StreetEasy subscription offerings. StreetEasy Experts is our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance referral fee only when a real estate purchase transaction is closed with one of the leads. Under the StreetEasy Experts pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration based on the expected number of closed transactions during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. We record a corresponding contract asset for the estimate of variable consideration for StreetEasy Experts when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the close of a real estate transaction, we reclassify amounts to accounts receivable.
Revenue generated through StreetEasy subscription offerings includes the sale of advertising and a suite of tools to developers, property managers, agents and other market professionals. Revenue from StreetEasy subscription offerings is generated on a cost per property basis, based on the property size and product tier, and we recognize revenue on a straight-line basis over the contractual listing period which aligns to our satisfaction of performance obligations.
Revenue generated through ShowingTime+ includes ShowingTime revenue, which is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center revenue is primarily billed in advance on a monthly basis and recognized ratably over the contract period which aligns to our satisfaction of performance obligations. ShowingTime+ revenue also includes our dotloop real estate transaction management software-as-a-service solution. Dotloop revenue is primarily billed in advance on a monthly basis and revenue is recognized ratably over the contract period which aligns to our satisfaction of performance obligations.
Rentals. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants under the Zillow and StreetEasy brands. Rentals revenue includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, lease, listing or impression basis or for a fixed fee for certain advertising packages. We recognize revenue as leads, clicks and impressions are provided to rental professionals, or as rental listings are published on our mobile applications and websites, which is the amount for which we have the right to invoice. We recognize revenue related to our fixed fee rentals product on a straight-line basis over the contract term as the performance obligations, rental listings on our mobile applications and websites, are satisfied over time. The number of leases generated through our rentals pay per lease product, Zillow Lease Connect, during the period is accounted for as variable consideration, and we estimate the amount of variable consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved. We record a contract asset for the estimate of variable consideration for Zillow Lease Connect when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the execution of a lease, we reclassify amounts to accounts receivable. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee. We recognize revenue for the rental applications product on a straight-line basis during the contractual period over which the customer has the right to access and submit the rental application.
Mortgages. Mortgages revenue primarily includes revenue generated by Zillow Home Loans, our affiliated mortgage lender, and marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
Mortgage origination revenue reflects origination fees on purchase or refinance mortgages and the corresponding sale, or expected future sale, of a loan. When an IRLC is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an IRLC will be originated), as revenue. Revenue from loan origination fees is recognized at the time the related purchase or refinance transactions are completed, usually upon the close of escrow and when we fund the purchase or refinance mortgage loans. Once funded, mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Origination costs associated with originating mortgage loans are recognized as incurred. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers.

Mortgage loans are sold with limited recourse provisions, which can result in repurchases of loans previously sold to investors or payments to reimburse investors for loan losses. Based on historical experience, discussions with our mortgage purchasers, analysis of the volume of mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests. These have historically not been significant to our financial statements.
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
There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2023, 2022 or 2021.
Cost of Revenue. Cost of revenue consists of expenses related to operating our mobile applications and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile applications and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile applications and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. Cost of revenue also includes credit card fees and ad serving costs paid to third parties, direct costs to provide our rental applications product, and direct costs to originate loans, including underwriting and processing costs.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2023, 2022 and 2021, expenses attributable to advertising totaled $137 million, $144 million and $206 million, respectively.
Technology and Development. Technology and development expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for individuals engaged in the design, development and testing of our products, mobile applications and websites and the tools and applications that support our products. Technology and development expenses also include equipment and software maintenance costs and depreciation expense.
Research and development costs are expensed as incurred and are recorded in technology and development expenses. For the years ended December 31, 2023, 2022 and 2021, expenses attributable to research and development for our business totaled $545 million, $495 million and $358 million, respectively.
Share-Based Compensation. We measure compensation expense for all share-based awards at fair value on the date of grant and recognize compensation expense over the service period on a straight-line basis for awards expected to vest.
We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted-average expected lives. We account for forfeitures as they occur. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical cash dividend payments, which have been zero to date. The expected volatility for our Class C capital stock is estimated using our historical volatility. The weighted-average expected life of the option awards is estimated based on our historical exercise data.
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
Impairment and Restructuring Costs. From time to time, we record impairment costs within impairment and restructuring costs in our consolidated statements of operations. See Note 10 for additional information on the impairment costs recorded during the year ended December 31, 2023.
The main components of our restructuring costs recorded within impairment and restructuring costs in our consolidated statements of operations relate to employee termination costs, contract termination costs, and charges attributable to the wind down of Zillow Offers operations and additional cost actions to streamline our operations and prioritize investments. One-time employee termination benefits are recognized when the plan of termination has been communicated to employees and certain other criteria are met. Other severance and employee costs, primarily pertaining to ongoing employee benefit arrangements, are recognized when it is probable that the employees are entitled to the severance benefits and the amounts can be reasonably estimated. Contract termination costs are recognized when a contract is terminated in accordance with its terms or at the cease-use date. Asset write-offs are recognized upon their cease-use date. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows for restructuring is recognized as an adjustment to the liability in the period of the change.

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
Recently Issued Accounting Standards Not Yet Adopted
In June 2022, the FASB issued guidance to improve existing measurement and disclosure requirements for equity securities that are subject to a contractual sale restriction. This guidance is effective for interim and annual periods beginning after December 15, 2023 on a prospective basis, with early adoption permitted. We expect to adopt this guidance on January 1, 2024, and we do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.
In November 2023, the FASB issued guidance to improve existing disclosure requirements for segment reporting, primarily through enhanced disclosures about significant segment expenses and new disclosures requirements applicable to entities with a single reportable segment. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, on a retrospective basis. We expect to adopt this guidance for the annual period ending December 31, 2024 and have not yet determined the impact the adoption of this guidance will have on our consolidated financial statements.
In December 2023, the FASB issued guidance to enhance the income tax rate reconciliation disclosure requirements and to provide clarity on disclosure requirements for income taxes. This guidance is effective for annual periods beginning after December 15, 2024, and can be applied on a prospective or retrospective basis, with early adoption permitted. We expect to adopt this guidance for the annual period ending December 31, 2024 using the retrospective approach and have not yet determined the impact the adoption of this guidance will have on our consolidated financial statements.

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
The wind down of Zillow Offers was completed in the third quarter of 2022, at which time Zillow Offers met the criteria for discontinued operations. Accordingly, we have presented the results of operations, excluding allocation of any general corporate expenses, of Zillow Offers as discontinued operations in our consolidated statements of operations for the years ended December 31, 2022 and 2021. No assets or liabilities were classified as discontinued operations as of December 31, 2022.
The following table presents the major classes of line items of the discontinued operations included in the consolidated statements of operations for the periods presented (in millions):

	Year Ended December 31,
	2022	2021
Revenue	$4,249	$6,015
Cost of revenue	4,023	6,071
Gross profit (loss)	226	(56)
Operating expenses:
Sales and marketing	153	361
Technology and development	6	53
General and administrative	10	35
Impairment and restructuring costs	25	62
Total operating expenses	194	511
Income (loss) from discontinued operations	32	(567)
Loss on extinguishment of debt	(21)	—
Other income, net	13	3
Interest expense	(36)	(64)
Loss from discontinued operations before income taxes	(12)	(628)
Income tax expense	(1)	(2)
Net loss from discontinued operations	$(13)	$(630)
Net loss from discontinued operations per share:
Basic	$(0.05)	$(2.52)
Diluted	$(0.05)	$(2.41)

The following table presents significant non-cash items and capital expenditures of the discontinued operations for the periods presented (in millions):

	Year Ended December 31,
	2022	2021
Amortization of debt discount and debt issuance costs	$21	$11
Loss on debt extinguishment	21	—
Share-based compensation	16	40
Inventory valuation adjustment	9	408
Depreciation and amortization	7	10
Capital expenditures	1	6
Issuance (settlement) of beneficial interests in securitizations	(79)	63

Restructuring
Restructuring costs totaled $24 million for the year ended December 31, 2022 and were primarily related to the Zillow Offers wind down. Cumulative restructuring charges attributable to continuing operations as of December 31, 2022 totaled $33 million.
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

Contingent consideration — In December 2023, Zillow Group acquired Enchant, LLC (“Follow Up Boss”), a customer relationship management system for real estate professionals, for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
As of the acquisition date of Follow Up Boss, our preliminarily estimated fair value of the contingent consideration was approximately $81 million. There were no material changes to the fair value of the contingent consideration between the acquisition date and December 31, 2023. See Note 7 for additional details on our contingent consideration and measurement period adjustments.
The discount rates used in our valuation of contingent consideration are based on our estimated cost of debt and are directly related to the fair value of contingent consideration. An increase in the discount rate, in isolation, would result in a decrease in the fair value measurement. Conversely, a decrease in the discount rate, in isolation, would result in an increase in the fair value measurement. The probabilities of achieving the relevant performance metrics used in our valuation of contingent consideration are directly related to the fair value of contingent consideration, as an increase in the probability, in isolation, would result in an increase in the fair value measurement. Conversely, a decrease in the probability, in isolation, would result in a decrease in the fair value measurement.
The following table presents the range and weighted average unobservable inputs used in determining the fair value of contingent consideration as of December 31, 2023:

	Discount Rate	Probability of Achieving Performance Metrics
Range	6.58% - 7.13%	88% - 97%
Weighted average	6.88%	93%
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
The pull-through rate is based on estimated changes in market conditions, loan stage and historical borrower behavior. Pull-through rates are directly related to the fair value of IRLCs, as an increase in the pull-through rate, in isolation, would result in an increase in the fair value measurement. Conversely, a decrease in the pull-through rate, in isolation, would result in a decrease in the fair value measurement. Changes in the fair value of IRLCs are included within revenue in our consolidated statements of operations. The following table presents the range and weighted average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	December 31, 2023	December 31, 2022
Range	45% - 100%	47% - 100%
Weighted average	85%	87%

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the dates presented (in millions):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,440	$1,440	$—	$—
U.S. government treasury securities	2	—	2	—
Short-term investments:
U.S. government treasury securities	1,143	—	1,143	—
Corporate bonds	161	—	161	—
U.S. government agency securities	14	—	14	—
Mortgage origination-related:
Mortgage loans held for sale	100	—	100	—
IRLCs - other current assets	3	—		3
Total assets measured at fair value on a recurring basis	$2,863	$1,440	$1,420	$3
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	1		1
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	30	—	—	30
Contingent consideration - other long-term liabilities	51	—	—	51
Total liabilities measured at fair value on a recurring basis	$82	$—	$1	$81

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$1,338	$1,338	$—	$—
Short-term investments:
U.S. government treasury securities	1,716	—	1,716	—
Corporate bonds	161	—	161	—
Commercial paper	10	—	10	—
U.S. government agency securities	9		9
Mortgage origination-related:
Mortgage loans held for sale	41	—	41	—
Forward contracts - other current assets	1	—	1	—
Total assets measured at fair value on a recurring basis	$3,276	$1,338	$1,938	$—
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	December 31,
	2023	2022
IRLCs	$167	$62
Forward contracts(1)	$218	$90

(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.
See Note 11 for the carrying amounts and estimated fair values of our convertible senior notes.
Note 5. Cash and Cash Equivalents, Investments and Restricted Cash
The following table presents the amortized cost and estimated fair market value of our cash and cash equivalents, investments, and restricted cash as of the dates presented (in millions):

	December 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Cash	$50	$50	$128	$128
Cash equivalents:
Money market funds	1,440	1,440	1,338	1,338
U.S. government treasury securities	2	2	—	—
Short-term investments:
U.S. government treasury securities(1)	1,149	1,143	1,731	1,716
Corporate bonds	160	161	162	161
U.S. government agency securities	14	14	9	9
Commercial paper	—	—	10	10
Restricted cash	3	3	2	2
Total	$2,818	$2,813	$3,380	$3,364

(1)The estimated fair market value includes $6 million and $15 million of gross unrealized losses as of December 31, 2023 and December 31, 2022, respectively.
The following table presents available-for-sale investments by contractual maturity date as of December 31, 2023 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$472	$470
Due after one year	851	848
Total	$1,323	$1,318

Note 6. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	December 31,
	2023	2022
Website development costs	$452	$291
Leasehold improvements	48	90
Office equipment, furniture and fixtures	20	24
Computer equipment	19	18
Construction-in-progress	—	7
Property and equipment	539	430
Less: accumulated amortization and depreciation	(211)	(159)
Property and equipment, net	$328	$271

We recorded depreciation expense related to property and equipment (other than website development costs) of $24 million, $25 million and $26 million during the years ended December 31, 2023, 2022 and 2021, respectively.
We capitalized $191 million, $143 million and $82 million in website development costs during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense for website development costs included in cost of revenue was $110 million, $67 million and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 7. Acquisitions
Acquisition of Follow Up Boss
On December 8, 2023, Zillow Group acquired Follow Up Boss, a customer relationship management system for real estate professionals, for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million in cash, payable over a three-year period upon achievement of certain performance metrics. See Note 4 for additional information regarding the preliminary fair value of contingent consideration. The acquisition is consistent with our strategy to invest in a more integrated software experience for our customers. The acquisition of Follow Up Boss has been accounted for as a business combination, and assets acquired and liabilities assumed were generally recorded at their preliminary estimated fair values, in accordance with the applicable accounting guidance. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as intangible assets that do not qualify for separate recognition. Goodwill recorded in connection with the acquisition is deductible for tax purposes.
The total preliminary purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their preliminarily estimated fair values at the acquisition date, as follows (in millions):

Preliminary purchase price:
Cash	$403
Contingent consideration	81
Total preliminary purchase price	$484

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Goodwill	401
Intangible assets	86
Other assets	1
Deferred revenue	(7)
Other liabilities	(1)
Total preliminary purchase price	$484

The preliminary estimated fair value of the identifiable intangible assets acquired and associated useful lives consisted of the following (in millions):

	Preliminary Estimated Fair Value	Estimated Weighted-Average Useful Life (in years)
Developed technology	$50	4
Customer relationships	34	7
Trade names and trademarks	2	7
Total	$86
Estimated fair values of the identifiable intangible assets acquired were determined by management, based in part on a preliminary valuation performed by an independent third-party valuation specialist. We used an income approach to measure the fair value of the customer relationships intangible asset acquired based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the developed technology and trade names and trademarks based on the relief-from-royalty method. These fair value measurements were based on Level 3 inputs under the fair value hierarchy.
The purchase price allocation for the Follow Up Boss acquisition is preliminary, primarily due to the limited amount of time between the acquisition closing date and December 31, 2023. We made an initial allocation of the purchase price at the date of the acquisition based upon information available and our understanding of the estimates used to determine the preliminary fair value of acquired assets, assumed liabilities and contingent consideration. We are in the process of specifically identifying the amounts assigned to certain tangible assets acquired and liabilities assumed, identifiable intangible assets and contingent consideration. As of December 31, 2023, the measurement period (not to extend beyond one year) is open for the Follow Up Boss acquisition; therefore, assets acquired, liabilities assumed, and contingent consideration may be subject to revision as additional information is obtained which may result in adjustments to the preliminary estimated fair values until the end of the measurement period.
Acquisition-related costs incurred, which primarily included legal, accounting and other external costs directly related to the acquisition, are included within acquisition-related costs in our consolidated statements of operations and were expensed as incurred.
Unaudited pro forma revenue and earnings information has not been presented as the effects were not material to our consolidated financial statements.

Acquisitions of Aryeo and Spruce
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
The preliminary estimated fair value of the identifiable intangible assets acquired and associated useful lives consisted of the following (in millions):

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
The purchase price allocation for the Aryeo and Spruce acquisitions is preliminary. We made an initial allocation of the purchase prices at the date of the acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities based on information currently available. As of December 31, 2023, the measurement period (not to extend one year) is open for the Aryeo and Spruce acquisition; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the measurement period.
Aggregate acquisition-related costs for the acquisitions of Follow Up Boss, Aryeo, and Spruce were not material to our financial statements.
Unaudited pro forma revenue and earnings information related to the acquisitions has not been presented as the aggregate effects of the acquisitions of Follow Up Boss, Aryeo and Spruce were not material to our consolidated financial statements.

Note 8. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$98	$(19)	$79
Developed technology	104	(30)	74
Software	84	(29)	55
Trade names and trademarks	47	(20)	27
Purchased content	17	(11)	6
Total	$350	$(109)	$241

	December 31, 2022
	Cost	Accumulated Amortization	Net
Customer relationships	$59	$(10)	$49
Software	54	(15)	39
Developed technology	49	(15)	34
Trade names and trademarks	45	(15)	30
Purchased content	8	(6)	2
Total	$215	$(61)	$154

Amortization expense recorded for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $53 million, $58 million and $56 million, respectively.
Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 16), as of December 31, 2023 is as follows (in millions):

2024	$73
2025	61
2026	44
2027	35
2028	16
Thereafter	24
Total future amortization expense	$253
We did not record any material impairment costs related to our intangible assets for the years ended December 31, 2023, 2022 or 2021.
Note 9. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented (in millions):

	December 31,
	2023	2022
Contingent consideration for acquisition, current portion	$30	$—
Accrued estimated legal liabilities and legal fees	6	21
Other accrued expenses and other current liabilities	71	69
Total accrued expenses and other current liabilities	$107	$90

Note 10. Leases
The components of our operating lease expense were as follows for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$35	$36	$38
Variable lease cost	18	18	13
Total lease cost	$53	$54	$51

We have subleases related to certain of our operating leases. For the years ended December 31, 2023, 2022 and 2021, we recognized $10 million, $10 million and $7 million, respectively, of sublease income. For the year ended December 31, 2023, we recognized impairment costs of $16 million within impairments and restructuring costs in our consolidated statements of operations associated with changes in the use of certain office spaces, primarily related to subleases where anticipated sublease income was less than the carrying value of the related asset group.
Total lease costs associated with short-term leases were not material for the years ended December 31, 2023, 2022 and 2021. Other information related to operating leases was as follows for the periods presented (in millions, except for years and percentages):

	Year Ended December 31,
	2023(1)	2022	2021(2)
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives of $—, $9 and $— for the years ended December 31, 2023, 2022 and 2021, respectively	$42	$34	$43
Right of use assets obtained in exchange for new operating lease obligations	$(8)	$19	$(36)
Weighted average remaining lease term for operating leases	6 years	7 years	7 years
Weighted average discount rate for operating leases	9.4%	8.2%	7.2%

(1) During the year ended December 31, 2023, we amended our existing office space lease for our corporate headquarters in Seattle, Washington, to provide the landlord the option to terminate a portion of our lease prior to the original lease termination date. In December 2023, the landlord exercised the early termination option for the relevant floors effective June 30, 2024. This modification to the lease term resulted in an immediate reduction in the right of use asset and lease liability of $8 million. We ceased use of the terminated space as of December 31, 2023, and as a result, we accelerated recognition of $14 million of amortization for the related right of use asset during the year ended December 31, 2023.

(2) During the year ended December 31, 2021, we amended our existing office space lease for our corporate headquarters in Seattle, Washington, whereby the renewal options for certain existing office space which we had previously included in the measurement of the lease liability and right of use asset were removed and we partially terminated our lease early for certain existing office space, resulting in a reduction of the related lease liability and right of use asset of approximately $44 million and $42 million, respectively. The lease term for certain other existing leased office space in Seattle was extended such that it now expires in 2032 and retains the two five-year renewal options, partially offsetting the reduction of the lease liability and right of use asset described above.

The following table presents the scheduled maturities of our operating lease liabilities by year as of December 31, 2023 (in millions):

2024	$46
2025	21
2026	22
2027	21
2028	18
Thereafter	47
Total lease payments	175
Less: Imputed interest	(43)
Present value of lease liabilities	$132
Operating lease liabilities included in the table above do not include sublease income. As of December 31, 2023, we expect to receive sublease income totaling approximately $30 million from 2024 through 2030.

Note 11. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	December 31,
	2023	2022
Borrowings under credit facilities
Master repurchase agreements:
UBS AG	$45	$—
JPMorgan Chase Bank, N.A.	40	—
Atlas Securitized Products, L.P.	8	23
Citibank, N.A.(1)	—	3
Warehouse line of credit:
Comerica Bank(2)	—	11
Total borrowings under credit facilities	93	37
Convertible senior notes
1.375% convertible senior notes due 2026	496	495
2.75% convertible senior notes due 2025	504	560
0.75% convertible senior notes due 2024	607	605
Total convertible senior notes	1,607	1,660
Total debt	$1,700	$1,697

(1)On June 9, 2023, this agreement, which had a maximum borrowing capacity of $100 million, expired and was not renewed.
(2)On November 28, 2023, this agreement, which had a maximum borrowing capacity of $50 million, was terminated.

Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The master repurchase agreements provide short-term financing between the issuance of a mortgage loan and when Zillow Home Loans sells the loan to an investor or directly to an agency. The carrying amounts of our master repurchase agreements approximate their fair values because of their short-term nature. The following table summarizes certain details related to our master repurchase agreements as of December 31, 2023 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate
UBS AG	October 9, 2024	$100	$45	$55	7.08%
JPMorgan Chase Bank, N.A.	May 30, 2024	100	40	60	7.05%
Atlas Securitized Products, L.P.	March 11, 2024	50	8	42	7.37%
	Total	$250	$93	$157
The following table summarizes certain details related to our warehouse line of credit and master repurchase agreements as of December 31, 2022 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate
Credit Suisse AG, Cayman Islands	March 17, 2023	$100	$23	$77	6.16%
Citibank, N.A.	June 9, 2023	100	3	97	6.18%
Comerica Bank	June 24, 2023	50	11	39	6.22%
	Total	$250	$37	$213
On May 25, 2023, the Zillow Home Loans’ master repurchase agreement with Credit Suisse AG, Cayman Islands was reassigned to Atlas Securitized Products, L.P. (“Atlas”). No other material changes were made to the master repurchase agreement in connection with the reassignment.
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
In accordance with the master repurchase agreements, Atlas, JPMC, UBS AG, and prior to its expiration in June 2023, Citibank, N.A. (together the “Lenders”), have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of December 31, 2023 and 2022, $99 million and $28 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on Secured Overnight Financing Rate plus an applicable margin, as defined by the governing agreements. Borrowings on the warehouse line of credit, prior to its termination on November 28, 2023, bore interest at a floating rate based on Bloomberg Short-Term Yield Index Rate plus an applicable margin, as defined by the governing agreement. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of December 31, 2023, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The repurchase agreements are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.

Convertible Senior Notes
Prior to the adoption of new accounting guidance on January 1, 2022, we accounted for the issuance of convertible senior notes by separating them into their liability and equity components. The carrying amount of the liability component for each of the convertible senior notes was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the convertible senior notes. The difference between the principal amounts and the liability components represented the respective debt discounts, which were recorded as a direct deduction from the related debt liability in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the convertible senior notes. The equity components of the convertible senior notes, net of issuance costs, were included in additional paid-in capital in the consolidated balance sheets and were not remeasured as long as they continued to meet the conditions for equity classification. Upon adoption of the new accounting guidance, we de-recognized the equity components of the convertible senior notes and the respective debt discounts through a decrease to additional paid-in capital, an increase to long-term debt and a cumulative-effect adjustment to accumulated deficit of $156 million.
The following tables summarize certain details related to our outstanding convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

						December 31, 2023		December 31, 2022
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Discount and Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1, 2020	March 1; September 1	$3	$681	$4	$504
May 15, 2025	507	2.75%	3.20%	November 15, 2020	May 15; November 15	3	560	5	531
September 1, 2024	608	0.75%	1.02%	March 1, 2020	March 1; September 1	1	825	3	629
Total	$1,614					$7	$2,066	$12	$1,664

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Discount	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$7	$1	$8	$7	$—	$7	$7	$22	$1	$30
May 15, 2025	16	2	18	16	3	19	16	27	1	44
September 1, 2024	5	2	7	4	2	6	4	32	1	37
July 1, 2023	—	—	—	—	—	—	3	8	1	12
Total	$28	$5	$33	$27	$5	$32	$30	$89	$4	$123
The convertible notes maturing in 2026 (“2026 Notes”), 2025 (“2025 Notes”) and 2024 (“2024 Notes”) (together, the “Notes”) are senior unsecured obligations. The 2026 Notes and 2025 Notes are classified as long-term debt and the 2024 Notes are classified as current liabilities in our consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the convertible senior notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.

The following table summarizes the conversion and redemption options with respect to the Notes:

Maturity Date	Early Conversion Date	Conversion Rate	Conversion Price	Optional Redemption Date
September 1, 2026	March 1, 2026	22.9830	$43.51	September 5, 2023
May 15, 2025	November 15, 2024	14.8810	67.20	May 22, 2023
September 1, 2024	March 1, 2024	22.9830	43.51	September 5, 2022
Prior to the close of business on the business day immediately preceding the applicable Early Conversion Date, the Notes will be convertible at the option of the holders only under certain conditions. On or after the applicable Early Conversion Date, until the close of business on the second scheduled trading day immediately preceding the applicable Maturity Date, holders may convert the Notes at their option at the applicable Conversion Rate then in effect, irrespective of these conditions. We will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Class C capital stock, or a combination of cash and shares of Class C capital stock, at its election. The applicable Conversion Rate for each series of Notes will initially be the conversion rate of shares of Class C capital stock per $1,000 principal amount of the Notes (equivalent to an initial Conversion Price per share of Class C capital stock). The applicable Conversion Rate and the corresponding initial Conversion Price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. We may redeem for cash all or part of the respective series of Notes, at our option, on or after the applicable Optional Redemption Date, under certain circumstances, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the indentures governing the Notes). We may not redeem a series of Notes prior to the applicable Optional Redemption Date. We may redeem for cash all or any portion of a series of Notes, at our option, in whole or in part on or after the applicable Optional Redemption Date if the last reported sale price per share of our Class C capital stock has been at least 130% of the Conversion Price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. The conversion option does not meet the criteria for separate accounting as a derivative as it is indexed to our own stock.
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2023. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders during the three months ending March 31, 2024.
If the we undergo a fundamental change (as defined in the indentures governing the Notes), holders may require us to repurchase for cash all or part of a series of Notes, as applicable, at a repurchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the indentures governing the Notes). In addition, if certain fundamental changes occur, we may be required, in certain circumstances, to increase the conversion rate for any of the Notes converted in connection with such fundamental changes by a specified number of shares of our Class C capital stock. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indentures governing the Notes. There are no financial covenants associated with the Notes.

During the year ended December 31, 2023 and in accordance with our repurchase authorizations, we repurchased $58 million aggregate principal amount of the 2025 Notes through open market transactions for $57 million in cash, including accrued interest, resulting in a gain on extinguishment of debt of $1 million recognized in our consolidated statements of operations. For additional information on the repurchase authorizations, see Note 13 under the subsection titled “Share Repurchase Authorizations.” There were no conversions or repurchases of convertible senior notes during the year ended December 31, 2022. The following table summarizes the activity for our convertible senior notes for the period presented (in millions, except for share amounts):

	Year Ended December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	Total
Aggregate principal amount settled	$374	$65	$1	$440
Cash paid	1	—	—	1
Shares of Class C capital stock issued	4,752	1,485	28	6,265
Total fair value of consideration transferred (1)	$572	$200	$4	$776
(Gain) loss on extinguishment of debt:
Consideration allocated to the liability component (2)	$349	$53	$1	$403
Carrying value of the liability component, net of unamortized debt discount and debt issuance costs	334	51	1	386
(Gain) loss on extinguishment of debt	$15	$2	$—	$17
Consideration allocated to the equity component	$223	$147	$3	$373

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
The capped call confirmations are expected generally to reduce the potential dilution of our Class C capital stock in connection with any conversion of the Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of such notes in the event that the market price of the Class C capital stock is greater than the strike price of the capped call confirmations (which initially corresponds to the initial Conversion Price of such notes and is subject to certain adjustments under the terms of the capped call confirmations), with such reduction and/or offset subject to a cap based on the cap price of the capped call confirmations. The capped call confirmations with respect to the 2026 Notes and the 2024 Notes have an Initial Cap Price per share, which represents a premium (“Cap Price Premium”) over the relevant historical closing price of the Company’s Class C capital stock on the Nasdaq Global Select Market, and is subject to certain adjustments under the terms of the capped call confirmations. The capped call confirmations will cover, subject to anti-dilution adjustments substantially similar to those applicable to the convertible senior notes, the number of shares of Class C capital stock that will underlie such notes. The capped call confirmations do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock. The capped call premiums paid have been included as a net reduction to additional paid-in capital within shareholders’ equity.
Note 12. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. We recorded income tax expense of $4 million and $3 million for the years ended December 31, 2023 and December 31, 2022, respectively, primarily due to state taxes. We recorded an income tax benefit of $1 million for the year ended December 31, 2021, comprised of a $3 million income tax benefit from a decrease in the valuation allowance associated with our September 2021 acquisition of ShowingTime, partially offset by $2 million of tax expense primarily due to state income taxes.

The following table presents the components of our income tax expense (benefit) for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense
State	$4	$2	$2
Foreign	—	1	—
Total current income tax expense	4	3	2
Deferred income tax benefit:
Federal	—	—	(3)
Total deferred income tax benefit	—	—	(3)
Total income tax expense (benefit)	$4	$3	$(1)
The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Tax expense at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	2.6	6.2	8.7
Share-based compensation	10.4	13.2	84.1
Non-deductible executive compensation	10.8	14.3	(7.7)
Research and development credits	(6.8)	(25.7)	40.8
Other	(8.2)	8.2	(4.9)
Valuation allowance	15.0	7.4	(99.3)
Effective tax rate	2.8%	2.6%	0.7%

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$354	$433
Capitalized research and development	208	100
Research and development credits	166	164
Share-based compensation	124	102
Lease liabilities	33	43
Debt discount on convertible notes	11	18
Accruals and reserves	5	3
Interest expense limitation	—	28
Other deferred tax assets	3	5
Total deferred tax assets	904	896
Deferred tax liabilities:
Right of use assets	(18)	(31)
Intangible assets	(13)	(15)
Goodwill	(6)	(5)
Depreciation and amortization	(4)	(3)
Other deferred tax liabilities	(1)	—
Total deferred tax liabilities	(42)	(54)
Net deferred tax assets before valuation allowance	862	842
Less: valuation allowance	(865)	(843)
Net deferred tax liabilities	$(3)	$(1)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2023 and 2022 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $22 million and $97 million during the years ended December 31, 2023 and 2022, respectively.
We have accumulated federal net operating losses of approximately $1.4 billion and $1.8 billion, as of December 31, 2023 and 2022, respectively, which are available to reduce future taxable income. We have accumulated state net operating losses of approximately $56 million and $63 million (tax effected) as of December 31, 2023 and 2022, respectively. Federal net operating losses generated in taxable periods on or before December 31, 2017 have a twenty-year carryforward period and begin to expire in 2036. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. State net operating loss carryforward periods for the various state jurisdictions generally range from three years to indefinite-lived and begin to expire in 2024. Additionally, we have net research and development credit carryforwards of $166 million and $164 million as of December 31, 2023 and 2022, respectively, which are available to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or income tax liability may be limited. In connection with our August 2013 public offering of our Class A common stock, we experienced an ownership change that triggered Sections 382 and 383, which may limit our ability to utilize our net operating loss and research and development credit carryforwards. In connection with our February 2015 acquisition of Trulia, Trulia experienced an ownership change that triggered Section 382 and 383, which may limit Zillow Group’s ability to utilize Trulia’s net operating loss and research and development credit carryforwards.
Our primary income tax jurisdiction is the United States (federal). With limited exceptions for state taxing authorities, which are not material to the financial statements, all tax years for which we have filed a tax return remain subject to examination due to the existence of net operating loss carryforwards.

Changes for unrecognized tax benefits for the periods presented are as follows (in millions):

Balance at January 1, 2021	$49
Gross increases—current period tax positions	17
Gross increases—prior period tax positions	9
Balance at December 31, 2021	$75
Gross increases—current period tax positions	17
Gross increases—prior period tax positions	4
Gross decreases—prior period tax positions	(6)
Balance at December 31, 2022	$90
Gross increases—current period tax positions	9
Gross increases—prior period tax positions	3
Gross decreases—prior period tax positions	(7)
Balance at December 31, 2023	$95
At December 31, 2023, the total amount of unrecognized tax benefits of $95 million is recorded as a reduction to our deferred tax asset when available. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are not material.
Note 13. Shareholders’ Equity
Preferred Stock
The Board has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2023 or December 31, 2022.
Common and Capital Stock
Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.
Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the years ended December 31, 2023, 2022 and 2021, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.
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
There were no shares issued under the equity distribution agreement during the years ended December 31, 2023 and December 31, 2022.

Share Repurchase Authorizations
Prior to the year ended December 31, 2023, the Board authorized the repurchase of up to $1.8 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. This additional authorization (together with the previous authorizations, the “Repurchase Authorizations”) increased our total cumulative Repurchase Authorizations to $2.5 billion.
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of December 31, 2023, $770 million remained available for future repurchases pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2023		2022
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	2,212	7,311	4,052	18,161
Weighted-average price per share	$46.45	$43.94	$44.14	$42.30
Total purchase price	$103	$321	$179	$768
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
Options under the Inducement Plan are granted with an exercise price per share not less than 100% of the fair market value of our Class C capital stock on the date of grant, with the exception of substituted option awards granted in connection with acquisitions, and are exercisable at such times and under such conditions as determined by the Compensation Committee. Any portion of an option that is not vested and exercisable on the date of a participant’s termination of service generally expires on such date. Employees generally forfeit their rights to exercise vested options three months following their termination of employment or 12 months following termination by reason of death, disability or retirement. Options granted under the Inducement Plan expire no later than ten years from the grant date and typically vest over a period of four years.
Restricted stock units granted under the Inducement Plan typically vest over a period of four years. In general, any portion of a restricted stock unit that is not vested on the date of a participant’s termination of service expires on such date.

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
Option Awards
The following table summarizes option award activity for the year ended December 31, 2023:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	28,598	$44.90	7.1	$15
Granted	7,242	43.21
Exercised	(1,829)	39.32
Forfeited or cancelled	(1,487)	59.27
Outstanding at December 31, 2023	32,524	44.18	6.9	495
Vested and exercisable at December 31, 2023	20,691	44.06	5.9	321
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	55% – 62%	55% – 61%	52% – 58%
Risk-free interest rate	3.75% – 4.36%	1.94% – 3.95%	0.57% – 1.15%
Weighted-average expected life	5.3 – 6.5 years	4.5 – 6.0 years	4.5 – 5.8 years
Weighted-average fair value of options granted	$24.43	$23.25	$54.55
As of December 31, 2023, there was a total of $335 million in unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.3 years.
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $20 million, $13 million and $310 million, respectively. The fair value of options vested for the years ended December 31, 2023, 2022 and 2021 was $215 million, $226 million and $173 million, respectively.

Restricted Stock Units
The following table summarizes activity for all restricted stock units for the year ended December 31, 2023:

	Restricted Stock Units (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2023	10,930	$46.85
Granted	8,693	43.88
Vested	(6,400)	45.57
Forfeited	(1,185)	46.42
Unvested outstanding at December 31, 2023	12,038	45.42
The total fair value of restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $292 million, $247 million and $152 million, respectively.
As of December 31, 2023, there was $494 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our consolidated statements of operations during the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$16	$16	$9
Sales and marketing	70	63	42
Technology and development	166	165	103
General and administrative	199	189	122
Impairment and restructuring costs	—	2	1
Share-based compensation - continuing operations	451	435	277
Share-based compensation - discontinued operations	—	16	40
Total share-based compensation	$451	$451	$317
Note 15. Net Loss Per Share
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
Diluted net loss per share and diluted net income (loss) from continuing operations per share is computed by dividing net loss or net income (loss) from continuing operations, as applicable, by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period, which is calculated based on net income (loss) from continuing operations, and potentially dilutive Class C capital stock equivalents, except in cases where the effect of the Class C capital stock equivalent would be antidilutive. Potentially dilutive Class C capital stock equivalents consist of stock issuable upon exercise of stock options, stock underlying unvested restricted stock units, and stock issuable upon conversion of outstanding convertible senior notes.
Class C capital stock issuable upon exercise of stock options and Class C capital stock underlying unvested restricted stock units are calculated using the treasury stock method.

We have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding convertible notes on diluted net loss per share and diluted net income (loss) from continuing operations per share, if applicable. The following table presents the maximum number of shares and conversion price per share of Class C capital stock for each of the Notes based on the aggregate principal amount outstanding as of December 31, 2023 (in thousands, except per share amounts):

Maturity Date	Shares	Conversion Price per Share
September 1, 2026	11,464	$43.51
May 15, 2025	7,552	67.20
September 1, 2024	13,982	43.51
For the periods presented, the following table reconciles the denominators used in the basic and diluted net loss and net income (loss) from continuing operations per share calculations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Denominator for basic calculation	233,575	242,163	249,937
Effect of dilutive securities:
Option awards	—	—	9,304
Unvested restricted stock units	—	—	2,585
Denominator for dilutive calculation	233,575	242,163	261,826
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net loss per share and diluted net income (loss) from continuing operations per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Weighted-average Class C capital stock option awards outstanding	21,021	15,759	2,455
Weighted-average Class C capital stock restricted stock units outstanding	13,581	9,015	1,173
Class C capital stock issuable upon conversion of the convertible notes maturing in 2023, 2024, 2025 and 2026	33,718	33,855	36,540
Total Class C capital stock equivalents	68,320	58,629	40,168
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
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2024 and 2032. For additional information regarding our lease agreements, see Note 10 to our consolidated financial statements.

Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services. The amounts due for non-cancelable purchase commitments as of December 31, 2023 are as follows (in millions):

Purchase Obligations
2024	$100
2025	85
2026	67
2027	60
Total future purchase commitments	$312
Escrow Balances
In conducting our title and escrow operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. These balances were not material as of December 31, 2023 and 2022.
Letters of Credit
As of December 31, 2023 and 2022, we have outstanding letters of credit of approximately $11 million and $16 million, respectively, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $15 million and $13 million as of December 31, 2023 and 2022, respectively.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of December 31, 2023 or 2022.

On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the court seeking a stay of this action, which was granted by the court on November 1, 2022. On November 25, 2022, Zillow filed a motion to join an IPR petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp., (“Rakuten IPR”), IPR2022-00646 concerning the final remaining patent in this action, which the court granted on April 20, 2023. On October 11, 2023, the PTAB ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023, and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.
On July 21, 2020, IBM filed a second action against us in the U.S. District Court for the Western District of Washington, alleging, among other things, that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. On July 23, 2021, we filed an IPR with the PTAB with respect to one patent included in the second lawsuit. On October 6, 2021, the stay of this action was lifted, except for proceedings relating to the one patent for which we filed an IPR. On December 1, 2021, the Court dismissed the fourth claim asserted by IBM in its amended complaint. On December 16, 2021 Zillow filed a motion to dismiss the remaining claims alleged in IBM’s amended complaint. On March 9, 2022, the Court granted Zillow’s motion to dismiss in full, dismissing IBM’s claims related to all the patents asserted by IBM in this action, except for the one patent for which an IPR was still pending. On March 10, 2022, the PTAB rendered its decision denying Zillow’s IPR on the one remaining patent, for which this case continues to remain stayed. On August 1, 2022, IBM filed an appeal of the Court’s ruling with respect to two of the dismissed patents, which ruling was affirmed by the appeals court on January 9, 2024. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.

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
On March 10, 2022, May 5, 2022 and July 20, 2022, shareholder derivative suits were filed in the U.S. District Court for the Western District of Washington (“Federal Court”) and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County (the “2022 State Suit”), against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On June 1, 2022 and September 14, 2022, the U.S. District Court for the Western District of Washington issued orders consolidating the three federal derivative suits and staying the consolidated action until further order of the court, which stay was further continued by the Federal Court on September 6, 2023. On September 15, 2022, the Superior Court of the State of Washington entered a temporary stay in the 2022 State Suit. Upon the filing of the defendants’ answer in the related securities class action lawsuit on January 23, 2023, the stay in the 2022 State Suit was lifted. A partial stay was then reentered in the 2022 State Suit, which expired on February 1, 2024. On August 23, 2023 a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We do not believe that a loss related to these lawsuits is probable.
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
Note 17. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $33 million, $29 million and $27 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

Note 18. Revenue and Contract Balances
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. See Note 2 for additional information regarding our revenue recognition accounting policies.
Beginning in 2023, our chief executive officer, who acts as the chief operating decision maker, began to manage our business, make operating decisions and evaluate operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. Accordingly, this change resulted in revisions to the nature and substance of information regularly provided to and used by the chief operating decision maker. This serves to align our reported results with our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. As a result, we have determined that we have a single reportable segment. In addition, our revenue is classified into four categories: Residential, Rentals, Mortgages and Other. Certain prior period amounts have been revised to reflect these changes.
The Residential revenue category primarily includes revenue for our Premier Agent and new construction marketplaces, as well as revenue from the sale of other advertising and business technology solutions for real estate professionals, including StreetEasy for-sale product offerings, ShowingTime+ and Follow Up Boss. Our Rentals and Mortgages revenue categories remain consistent with our historical presentation, and our Other revenue category primarily includes revenue generated from display advertising.
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Residential	$1,452	$1,522	$1,572
Rentals	357	274	264
Mortgages	96	119	246
Other	40	43	50
Total revenue	$1,945	$1,958	$2,132
Contract Balances
Contract assets totaled $90 million and $71 million as of December 31, 2023 and December 31, 2022, respectively.
For the year ended December 31, 2023, the opening balance of deferred revenue was $44 million, of which $43 million was recognized as revenue during the period. For the year ended December 31, 2022, the opening balance of deferred revenue was $51 million, of which $51 million was recognized as revenue during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Zillow Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Zillow Group, Inc. (the “Company”) as of December 31, 2023,
based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 14, 2024

Item 9B. Other Information.
Trading Plans
On December 4, 2023, Amy Bohutinsky, Director of Zillow Group, Inc., entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the exercise of option awards and sale of up to 125,000 shares of Class A common stock and 270,625 shares of Class C capital stock. This 10b5-1 sales plan will become effective on March 4, 2024 and will terminate on January 7, 2025, subject to earlier termination upon the exercise of option awards and sale of all shares of Class A common stock or Class C capital stock subject to the 10b5-1 sales plan or as otherwise provided in this 10b5-1 sales plan.
On December 11, 2023, Jeremy Hofmann, Chief Financial Officer of Zillow Group, Inc., entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of Class C capital stock related to future vesting of restricted stock units. This 10b5-1 sales plan will become effective on March 15, 2024 and will terminate on November 29, 2024, subject to earlier termination as provided in the 10b5-1 sales plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Corporate Governance section of the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.
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
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities and those of public companies in which we have a business relationship by our directors, executive officers, employees and independent contractors, contingent workers and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

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

4.1	Description of Registrant’s Securities (Filed as Exhibit 4.17 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 19, 2020, and incorporated herein by reference).

4.2
Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2015, and incorporated herein by reference).

4.3	Specimen of Class C Capital Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 29, 2015, and incorporated herein by reference).

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

4.6
Indenture dated as of September 9, 2019 for 0.75% Convertible Senior Notes due 2024, by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

4.7
Indenture dated as of September 9, 2019 for 1.375% Convertible Senior Notes due 2026 by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2019, and incorporated herein by reference).

4.8
4.8	Form of 0.75% Convertible Senior Note due 2024 (incorporated by reference to Exhibit 4.5 hereto).

4.9	Form of 1.375% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.6 hereto).

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

10.21*
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. 2019 Equity Inducement Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019, and incorporated herein by reference).

10.22*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2019 Equity Inducement Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019, and incorporated herein by reference).

10.23*
Amended and Restated Nonqualified Stock Option Program for Non-Employee Director Grants under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020, and incorporated herein by reference).

10.24*
Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020, and incorporated herein by reference).

10.25*
Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020, and incorporated herein by reference).

10.26*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020, and incorporated herein by reference).

10.27*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2020 Incentive Plan.

10.28*
Amended and Restated Executive Severance Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2021, and incorporated herein for reference).

10.29*
Amended Zillow Group, Inc. Executive Severance Plan and Summary Plan Description (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2023, and incorporated herein by reference).

10.30*
Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2020, and incorporated herein by reference).

10.31*
Executive Departure Agreement and Release, dated May 17, 2023, by and between Zillow Group, Inc. and Allen Parker (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2023, and incorporated herein by reference).

10.32
Optional Partial Termination to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of August 15, 2023 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2023, and incorporated herein by reference).

10.33	Partial Termination Notice to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of December 7, 2023.

10.34*	Equity Award Grant Program for Nonemployee Directors under the Zillow Group, Inc. 2020 Incentive Plan.

19.1	Zillow Group, Inc. Insider Trading Policy effective as of February 12, 2024.

21.1	Subsidiaries of Zillow Group, Inc.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Zillow Group, Inc. Incentive Compensation Recoupment Policy effective as of November 29, 2023.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.

^	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2024	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 14, 2024.

Signature	Title

/s/ RICHARD BARTON	Chief Executive Officer (Principal Executive Officer) and Director
Richard Barton

/s/ JEREMY HOFMANN	Chief Financial Officer (Principal Financial Officer)
Jeremy Hofmann

/s/ JENNIFER ROCK	Chief Accounting Officer (Principal Accounting Officer)
Jennifer Rock

/s/ LLOYD D. FRINK	Executive Chairman, President and Director
Lloyd D. Frink

/s/ AMY C. BOHUTINSKY	Director
Amy Bohutinsky

/s/ ERIK BLACHFORD	Director
Erik Blachford

/s/ J. WILLIAM GURLEY	Director
J. William Gurley

/s/ JAY C. HOAG	Director
Jay C. Hoag

/s/ GREGORY B. MAFFEI	Director
Gregory B. Maffei

/s/ GORDON STEPHENSON	Director
Gordon Stephenson

/s/ CLAIRE CORMIER THIELKE	Director
Claire Cormier Thielke

/s/ APRIL UNDERWOOD	Director
April Underwood