Form 10-Q
period 2024-03-31
ZILLOW GROUP, INC.
filed 2024-05-01
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2024, 55,205,739 shares of Class A common stock, 6,217,447 shares of Class B common stock and 174,762,944 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2024

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation or Acronym	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2020 Plan	Zillow Group, Inc. 2020 Incentive Plan
2024 Notes	0.75% Convertible Senior Notes due September 1, 2024
2025 Notes	2.75% Convertible Senior Notes due May 15, 2025
2026 Notes	1.375% Convertible Senior Notes due September 1, 2026
Aryeo	Aryeo, Inc., a wholly owned subsidiary acquired on July 31, 2023
Board	The Board of Directors of Zillow Group, Inc.
FASB	Financial Accounting Standards Board
Follow Up Boss	Enchant, LLC, d/b/a Follow Up Boss, a wholly owned subsidiary acquired on December 8, 2023
GAAP	Generally accepted accounting principles
IRLC	Interest rate lock commitment
Lenders	UBS AG, JPMorgan Chase Bank, N.A., and prior to the master repurchase agreement expiration in March 2024, Atlas Securitized Products, L.P
MBS	Mortgage-backed security
Notes	2024 Notes, 2025 Notes and 2026 Notes in aggregate
OECD	Organization for Economic Co-operation and Development
Pillar Two	Pillar Two Global Anti-Base Erosion
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, outstanding convertible senior notes, or a combination thereof
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Spruce	Refers to substantially all assets and liabilities of Spruce Holdings, Inc. and certain affiliated entities, which assets and liabilities were acquired on September 11, 2023

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including, but not limited to risks related to:
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
•our ability to comply with current and future rules and requirements promulgated by the National Association of REALTORS®, multiple listing services, or other real estate industry groups or governing bodies;
•our ability to navigate industry changes, including as a result of certain or future class action lawsuits or government investigations, which may include lawsuits or investigations in which we are not a named party;
•our ability to continue to innovate and compete to attract customers and real estate partners;
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
•the impact of pending or future litigation and other disputes or enforcement actions, which may include lawsuits or investigations to which we are not a party;
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
•our ability to pay debt, settle conversions of our Notes, or repurchase our Notes upon a fundamental change;
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

NOTE REGARDING INDUSTRY AND MARKET DATA
This Quarterly Report on Form 10-Q contains market and industry data that are based on our own internal estimates and research, as well as independent industry publications, trade or business organizations and other statistical information from third parties. Third-party information generally states that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein. The content of, or accessibility through, these market and industry data sources, except to the extent specifically set forth in this Quarterly Report on Form 10-Q, does not constitute a portion of this report and are not incorporated herein, and any sources are an inactive textual reference only.

WHERE YOU CAN FIND MORE INFORMATION
Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available on the “Investors” section of our website at www.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,439	$1,492
Short-term investments	1,478	1,318
Accounts receivable, net	100	96
Mortgage loans held for sale	132	100
Prepaid expenses and other current assets	170	140
Restricted cash	3	3
Total current assets	3,322	3,149
Contract cost assets	23	23
Property and equipment, net	343	328
Right of use assets	66	73
Goodwill	2,817	2,817
Intangible assets, net	232	241
Other assets	20	21
Total assets	$6,823	$6,652
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$34	$28
Accrued expenses and other current liabilities	104	107
Accrued compensation and benefits	47	47
Borrowings under credit facilities	123	93
Deferred revenue	58	52
Lease liabilities, current portion	27	37
Convertible senior notes, current portion	608	607
Total current liabilities	1,001	971
Lease liabilities, net of current portion	92	95
Convertible senior notes, net of current portion	1,001	1,000
Other long-term liabilities	64	60
Total liabilities	2,158	2,126
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 55,205,739 and 55,282,702 shares as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 174,752,848 and 171,853,566 shares as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	6,469	6,301
Accumulated other comprehensive loss	(11)	(5)
Accumulated deficit	(1,793)	(1,770)
Total shareholders’ equity	4,665	4,526
Total liabilities and shareholders’ equity	$6,823	$6,652

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$529	$469
Cost of revenue	123	92
Gross profit	406	377
Operating expenses:
Sales and marketing	166	156
Technology and development	147	137
General and administrative	132	123
Impairment costs	6	6
Total operating expenses	451	422
Loss from operations	(45)	(45)
Other income, net	33	32
Interest expense	(9)	(9)
Loss before income taxes	(21)	(22)
Income tax expense	(2)	—
Net loss	$(23)	$(22)
Net loss per share - basic and diluted	$(0.10)	$(0.09)
Weighted-average shares outstanding - basic and diluted	234,695	234,425
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(23)	$(22)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	(6)	12
Total other comprehensive income (loss)	(6)	12
Comprehensive loss	$(29)	$(10)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2024	233,354	$—	$6,301	$(1,770)	$(5)	$4,526
Issuance of Class C capital stock upon exercise of stock options	1,309	—	50	—	—	50
Vesting of restricted stock units	1,724	—	—	—	—	—
Share-based compensation expense	—	—	127	—	—	127
Repurchases of Class A common stock and Class C capital stock	(211)	—	(9)	—	—	(9)
Net loss	—	—	—	(23)	—	(23)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at March 31, 2024	236,176	$—	$6,469	$(1,793)	$(11)	$4,665

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2023	234,268	$—	$6,109	$(1,612)	$(15)	$4,482
Issuance of Class C capital stock upon exercise of stock options	373	—	13	—	—	13
Vesting of restricted stock units	1,365	—	—	—	—	—
Share-based compensation expense	—	—	121	—	—	121
Repurchases of Class A common stock and Class C capital stock	(2,012)	—	(86)	—	—	(86)
Net loss	—	—	—	(22)	—	(22)
Other comprehensive income	—	—	—	—	12	12
Balance at March 31, 2023	233,994	$—	$6,157	$(1,634)	$(3)	$4,520
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(23)	$(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56	40
Share-based compensation	108	103
Amortization of right of use assets	3	6
Amortization of contract cost assets	5	6
Amortization of debt issuance costs	2	1
Impairment costs	6	6
Accretion of bond discount	(8)	(10)
Other adjustments to reconcile net loss to net cash provided by operating activities	1	2
Changes in operating assets and liabilities:
Accounts receivable	(4)	(3)
Mortgage loans held for sale	(32)	(7)
Prepaid expenses and other assets	(30)	(27)
Contract cost assets	(5)	(6)
Lease liabilities	(13)	(8)
Accounts payable	6	—
Accrued expenses and other current liabilities	—	10
Accrued compensation and benefits	—	(3)
Deferred revenue	6	5
Other long-term liabilities	2	—
Net cash provided by operating activities	80	93
Investing activities
Proceeds from maturities of investments	139	433
Purchases of investments	(297)	(490)
Purchases of property and equipment	(39)	(31)
Purchases of intangible assets	(7)	(9)
Net cash used in investing activities	(204)	(97)
Financing activities
Net borrowings on warehouse line of credit and repurchase agreements	30	5
Repurchases of Class A common stock and Class C capital stock	(9)	(86)
Proceeds from exercise of stock options	50	13
Net cash provided by (used in) financing activities	71	(68)
Net decrease in cash, cash equivalents and restricted cash during period	(53)	(72)
Cash, cash equivalents and restricted cash at beginning of period	1,495	1,468
Cash, cash equivalents and restricted cash at end of period	$1,442	$1,396
Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$19	$18
Write-off of fully depreciated property and equipment	9	7
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors, which are uncertain and difficult to predict. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to manage industry changes, including as a result of certain or future class action lawsuits or government investigations; our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners; our ability to comply with current and future rules and requirements promulgated by the National Association of REALTORS®, multiple listing services, or other real estate industry groups or governing bodies, and to maintain or establish relationships with listing and data providers; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow Zillow Home Loans, our mortgage origination business and affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings; our ability to attract, engage, and retain a highly skilled, remote workforce; protection of Zillow Group’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with United States GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2024 and our results of operations, comprehensive loss, shareholders’ equity, and cash flows for the three month periods ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any interim period, or for any other future year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, business combinations, including the initial and subsequent fair value measurements of assets (primarily intangible assets), liabilities and contingent consideration, and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the housing market and broader economy have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Recently Adopted Accounting Standards
In June 2022, the FASB issued guidance to improve existing measurement and disclosure requirements for equity securities that are subject to a contractual sale restriction. This guidance is effective for interim and annual periods beginning after December 15, 2023 on a prospective basis, with early adoption permitted. We adopted this guidance on January 1, 2024, which did not have a material impact on our financial position, results of operations or cash flows.
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
In December 2023, the FASB issued guidance to enhance the income tax rate reconciliation disclosure requirements and to provide clarity on disclosure requirements for income taxes. This guidance is effective for annual periods beginning after December 15, 2024, and can be applied on a prospective or retrospective basis, with early adoption permitted. We expect to adopt this guidance for the annual period ending December 31, 2025 using the retrospective approach and have not yet determined the impact the adoption of this guidance will have on our consolidated financial statements.

Note 3. Financial Instruments

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
Restricted cash — The carrying value of restricted cash approximates fair value due to the short period of time that amounts are held in escrow (Level 1).
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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss, a customer relationship management system for real estate professionals, for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three months ended March 31, 2024, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Interest rate lock commitments — The fair value of IRLCs is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close. This adjustment is effected through the pull-through rate, which represents the probability that an IRLC will ultimately result in a closed loan. For IRLCs that are canceled or expire, any recorded gain or loss is reversed at the end of the commitment period (Level 3).
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

	March 31, 2024	December 31, 2023
Range	61% - 100%	45% - 100%
Weighted-average	87%	85%
We manage our interest rate risk related to IRLCs and mortgage loans held for sale through the use of derivative instruments, generally forward contracts on MBSs, which are commitments to either purchase or sell a financial instrument at a future date for a specified price, and mandatory loan commitments, which are an obligation by an investor to buy loans at a specified price within a specified time period. We do not enter into or hold derivatives for trading or speculative purposes, and our derivatives are not designated as hedging instruments. Changes in the fair value of our derivative financial instruments are recognized in revenue in our condensed consolidated statements of operations.
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	March 31, 2024	December 31, 2023
IRLCs	$247	$167
Forward contracts(1)	$309	$218
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis and by category as of the dates presented (in millions):

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$52	$52	$50	$50
Cash equivalents:
Money market funds	1,261	1,261	1,440	1,440
U.S. government treasury securities	124	124	2	2
Commercial paper	2	2	—	—
Short-term investments:
U.S. government treasury securities(1)	1,273	1,263	1,149	1,143
Corporate bonds	195	195	160	161
U.S. government agency securities	14	14	14	14
Commercial paper	6	6	—	—
Mortgage origination-related:
Mortgage loans held for sale	—	132	—	100
IRLCs - other current assets	—	5	—	3
Restricted cash	3	3	3	3
Total assets measured at fair value on a recurring basis	$2,930	$3,057	$2,818	$2,916
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$1	$—	$1
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	30	—	30
Contingent consideration - other long-term liabilities	—	54	—	51
Total liabilities measured at fair value on a recurring basis	$—	$85	$—	$82

(1) The estimated fair market value includes $10 million and $6 million of gross unrealized losses as of March 31, 2024 and December 31, 2023, respectively.
The following table presents available-for-sale investments by contractual maturity date as of March 31, 2024 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$732	$730
Due after one year	756	748
Total	$1,488	$1,478
See Note 7 for the carrying amounts and estimated fair values of our convertible senior notes.

Note 4. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	March 31, 2024	December 31, 2023
Website development costs	$497	$452
Leasehold improvements	47	48
Computer equipment	19	19
Office equipment, furniture and fixtures	18	20
Property and equipment	581	539
Less: accumulated amortization and depreciation	(238)	(211)
Property and equipment, net	$343	$328
We recorded depreciation expense related to property and equipment (other than website development costs) of $4 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.
We capitalized website development costs of $52 million and $45 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for website development costs included in cost of revenue was $33 million and $22 million for the three months ended March 31, 2024 and 2023, respectively.
Note 5. Acquisitions
Acquisition of Follow Up Boss
On December 8, 2023, Zillow Group acquired Follow Up Boss, a customer relationship management system for real estate professionals, for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million in cash, payable over a three-year period upon achievement of certain performance metrics. See Note 3 for additional information regarding the preliminary fair value of contingent consideration. The acquisition is consistent with our strategy to invest in a more integrated software experience for our customers. The acquisition of Follow Up Boss has been accounted for as a business combination, and assets acquired and liabilities assumed were generally recorded at their preliminary estimated fair values, in accordance with the applicable accounting guidance. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as intangible assets that do not qualify for separate recognition. Goodwill recorded in connection with the acquisition is deductible for tax purposes.
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
The purchase price allocation for the Follow Up Boss acquisition is preliminary and subject to change during the measurement period up to one year from the acquisition date. We made an initial allocation of the purchase price at the date of the acquisition based upon information available and our understanding of the estimates used to determine the preliminary fair value of acquired assets, assumed liabilities and contingent consideration. We are in the process of specifically identifying the amounts assigned to certain tangible assets acquired and liabilities assumed and contingent consideration. As of March 31, 2024, the measurement period (not to extend beyond one year) is open for the Follow Up Boss acquisition; therefore, assets acquired, liabilities assumed, and contingent consideration are subject to adjustment until the end of the measurement period.
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

Acquisitions of Aryeo and Spruce
On July 31, 2023, Zillow Group acquired Aryeo, a software company that serves real estate photographers, in exchange for approximately $15 million in cash, net of cash acquired, and 380,259 shares of our Class C capital stock with a value of $20 million, for total consideration of $35 million, net of cash acquired. On September 11, 2023, Zillow Group acquired substantially all of the assets and liabilities of Spruce, a tech-enabled title and escrow platform, in exchange for approximately $19 million in cash, net of cash acquired.
The acquisitions of Aryeo and Spruce have been accounted for as business combinations, and assets acquired and liabilities assumed were recorded at their estimated fair values. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as intangible assets that do not qualify for separate recognition. Goodwill recorded in connection with the acquisition of Aryeo is not deductible for tax purposes, and goodwill recorded in connection with the acquisition of Spruce is deductible for tax purposes.
The total purchase prices have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date, as follows (in millions):

	Aryeo	Spruce
Cash and cash equivalents	$3	$5
Goodwill	26	16
Intangible assets	11	2
Other assets	—	2
Liabilities	(2)	(1)
Total purchase price	$38	$24
The estimated fair value of the identifiable intangible assets acquired and associated useful lives consisted of the following (in millions):

	Aryeo		Spruce
	Estimated Fair Value	Estimated Useful Life (in years)	Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships	$5	5	$—	—
Purchased content	4	3	—	—
Developed technology	2	3	2	3
Total	$11		$2
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
Unaudited pro forma revenue and earnings information related to the acquisitions has not been presented as the aggregate effects of the acquisitions of Follow Up Boss, Aryeo and Spruce were not material to our condensed consolidated financial statements.

Note 6. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	March 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$98	$(22)	$76
Developed technology	104	(35)	69
Software	90	(32)	58
Trade names and trademarks	47	(21)	26
Purchased content	14	(11)	3
Total	$353	$(121)	$232

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$98	$(19)	$79
Developed technology	104	(30)	74
Software	84	(29)	55
Trade names and trademarks	47	(20)	27
Purchased content	17	(11)	6
Total	$350	$(109)	$241
Amortization expense recorded for intangible assets was $19 million and $12 million for the three months ended March 31, 2024 and 2023, respectively. We did not record any impairment costs related to our intangible assets for the three months ended March 31, 2024 or 2023.
Note 7. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	March 31, 2024	December 31, 2023
Master repurchase agreements:
JPMorgan Chase Bank, N.A.	$65	$40
UBS AG	58	45
Atlas Securitized Products, L.P.(1)	—	8
Total master repurchase agreements	123	93
Convertible senior notes
1.375% convertible senior notes due 2026	496	496
2.75% convertible senior notes due 2025	505	504
0.75% convertible senior notes due 2024	608	607
Total convertible senior notes	1,609	1,607
Total debt	$1,732	$1,700

(1)Agreement expired on March 11, 2024 and was not renewed.

Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of March 31, 2024 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity	Weighted-Average Interest Rate
JPMorgan Chase Bank, N.A.	May 30, 2024	$100	$65	$35	7.03%
UBS AG	October 9, 2024	100	58	42	7.05%
	Total	$200	$123	$77
In accordance with the master repurchase agreements, the Lenders agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of March 31, 2024 and December 31, 2023, $128 million and $99 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2024, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our repurchase agreements, see Note 11 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Convertible Senior Notes
The following tables summarize certain details related to our outstanding Notes as of the dates presented or for the periods ended (in millions, except interest rates):

					March 31, 2024		December 31, 2023
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$3	$615	$3	$681
May 15, 2025	507	2.75%	3.20%	May 15; November 15	2	535	3	560
September 1, 2024	608	0.75%	1.02%	March 1; September 1	—	730	1	825
Total	$1,614				$5	$1,880	$7	$2,066

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Maturity Date	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
September 1, 2026	$2	$—	$2	$2	$—	$2
May 15, 2025	3	1	4	4	—	4
September 1, 2024	1	1	2	1	1	2
Total	$6	$2	$8	$7	$1	$8

The Notes are senior unsecured obligations. The 2026 Notes and 2025 Notes are classified as long-term debt and the 2024 Notes are classified as current liabilities in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the Notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.
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
There were no conversions of the Notes during the three months ended March 31, 2024 or 2023.
The last reported sale price of our Class C capital stock did not exceed 130% of the conversion price of each series of the Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2024. Accordingly, each series of the Notes is not redeemable or convertible at the option of the holders during the three months ending June 30, 2024.
For additional details related to our convertible senior notes, see Note 11 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Note 8. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of March 31, 2024 and December 31, 2023, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.4 billion as of December 31, 2023, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $56 million (tax effected) as of December 31, 2023.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Our income tax expense (benefit) was not material for the three months ended March 31, 2024 and 2023.
Note 9. Share Repurchase Authorizations
The Board has authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. For additional information on these authorizations, see Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of March 31, 2024, $761 million remained available for future repurchases pursuant to the Repurchase Authorizations.

The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	119	92	314	1,698
Weighted-average price per share	$45.02	$45.42	$42.44	$42.96
Total purchase price	$5	$4	$13	$73
In April 2024, we repurchased 0.3 million shares of Class A common stock for $15 million at a weighted average price per share of $43.01 and 1.8 million shares of Class C capital stock for $76 million at a weighted average price per share of $43.34. As of May 1, 2024, $670 million remained available for future repurchases pursuant to the Repurchase Authorizations.
Note 10. Share-Based Awards
In addition to the option awards and restricted stock units typically granted under the 2020 Plan which vest quarterly over four years, during the first quarter of 2023, the Compensation Committee of the Board approved option and restricted stock unit awards granted under the 2020 Plan in connection with the 2022 annual review cycle that vest quarterly over three years. The exercisability terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan. For additional information regarding our share-based awards, see Note 14 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2024:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	32,524	$44.18	6.9	$495
Granted	2,744	55.69
Exercised	(1,309)	38.24
Forfeited or canceled	(197)	42.87
Outstanding at March 31, 2024	33,762	45.35	6.8	210
Vested and exercisable at March 31, 2024	20,961	44.49	5.7	148
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended March 31,
	2024	2023
Expected volatility	57% - 61%	55% - 61%
Risk-free interest rate	4.14% - 4.28%	3.80% - 4.04%
Weighted-average expected life	5.5 - 6.8 years	5.3 - 6.5 years
Weighted-average fair value of options granted	$32.28	$23.60
As of March 31, 2024, there was a total of $367 million in unrecognized compensation cost related to unvested option awards.

Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2024:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2024	12,038	$45.42
Granted	5,748	55.71
Vested	(1,724)	45.48
Forfeited	(388)	47.17
Unvested outstanding at March 31, 2024	15,674	49.14
As of March 31, 2024, there was a total of $720 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$4	$4
Sales and marketing	18	16
Technology and development	42	39
General and administrative	44	44
Total share-based compensation	$108	$103
Note 11. Net Loss Per Share
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted-average Class C capital stock option awards outstanding	30,710	18,046
Weighted-average Class C capital stock restricted stock units outstanding	12,668	12,108
Class C capital stock issuable upon conversion of the Notes	32,998	33,855
Total Class C capital stock equivalents	76,376	64,009

Note 12. Commitments and Contingencies
Commitments
During the three months ended March 31, 2024, there were no material changes to the commitments disclosed in Note 16 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of March 31, 2024 or December 31, 2023.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington was granted on May 28, 2020. On August 12, 2020, IBM filed its answer to our counterclaims. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the Board’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the court seeking a stay of this action, which was granted by the court on November 1, 2022. On November 25, 2022, Zillow filed a motion to join an IPR petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning the final remaining patent in this action, which the court granted on April 20, 2023. On October 11, 2023, the PTAB ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023, and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending Rakuten IPR appeal. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.

On July 21, 2020, IBM filed a second action against us in the U.S. District Court for the Western District of Washington, alleging, among other things, that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. On July 23, 2021, we filed an IPR with the PTAB with respect to one patent included in the second lawsuit. On October 6, 2021, the stay of this action was lifted, except for proceedings relating to the one patent for which we filed an IPR. On December 1, 2021, the Court dismissed the fourth claim asserted by IBM in its amended complaint. On December 16, 2021 Zillow filed a motion to dismiss the remaining claims alleged in IBM’s amended complaint. On March 9, 2022, the Court granted Zillow’s motion to dismiss in full, dismissing IBM’s claims related to all the patents asserted by IBM in this action, except for the one patent for which an IPR was still pending. On March 10, 2022, the PTAB rendered its decision denying Zillow’s IPR. On August 1, 2022, IBM filed an appeal of the Court’s ruling with respect to two of the dismissed patents, which ruling was affirmed by the appeals court on January 9, 2024. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice and the Clerk of Court was directed to close the case.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the U.S. District Court for the Western District of Washington and were consolidated on February 16, 2022. On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. We moved to dismiss the amended consolidated complaint on July 11, 2022, plaintiffs filed their opposition to the motion to dismiss on September 2, 2022, and we filed a reply in support of the motion to dismiss on October 11, 2022. On December 7, 2022, the court rendered its decision granting defendants’ motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, the defendants filed their answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification and we filed our opposition on April 26, 2024. We intend to deny the allegations of wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit. We do not believe that a loss related to this consolidated lawsuit is probable.
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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters. For additional information regarding our indemnifications, see Note 16 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Note 13. Revenue and Contract Balances
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. See Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information on our revenue from contracts with customers and contract balances.
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Residential	$393	$361
Rentals	97	74
Mortgages	31	26
Other	8	8
Total revenue	$529	$469
Contract Balances
Contract assets totaled $117 million and $90 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the average remaining recognition period for our contract asset related to our Premier Agent Flex offering is four months.
For the three months ended March 31, 2024, the opening balance of deferred revenue was $52 million, of which $44 million was recognized as revenue during the period. For the three months ended March 31, 2023, the opening balance of deferred revenue was $44 million, of which $41 million was recognized as revenue during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, we had 6,429 employees, compared to 6,263 employees as of December 31, 2023.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and on demand for our advertising services. According to industry data from the National Association of REALTORS®, total transaction value increased 4% during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Despite the current market factors mentioned above, we continue to invest in our growth pillars. We believe this continued investment has resulted in year over year total revenue results, described below, for the three months ended March 31, 2024 as compared to the same period in the prior year, that exceeded industry performance for the same period. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses and brands. We offer these products and services through our Premier Agent program. Premier Agent products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance basis (“Flex”). For our market-based pricing offering, connections are distributed to Premier Agent partners in proportion to their share of voice, or a Premier Agent partner’s share of total advertising purchased in a particular zip code. With the Flex model, Premier Agent partners are provided with validated leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years.
New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis.
Revenue generated through ShowingTime+ includes ShowingTime revenue, which is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. ShowingTime+ revenue also includes our dotloop real estate transaction management software-as-a-service solution.
Rentals. Rentals revenue includes advertising and a suite of tools sold to property managers on a cost per lead, lease, listing or impression basis or for a fixed fee for certain advertising packages through both the Zillow and StreetEasy brands. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee.
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
For additional information on our revenue categories, see Note 2 in our Notes to Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Financial Overview
For the three months ended March 31, 2024 and 2023, we generated total revenue of $529 million and $469 million, respectively, an increase of 13%, primarily due to increases in Residential, Rentals and Mortgages revenue.
•Residential revenue increased by $32 million, or 9%, to $393 million, due to increases in residential revenue per visit and the number of visits.
•Rentals revenue increased by $23 million, or 31%, to $97 million, due to an increase in quarterly revenue per average monthly rentals unique visitor.
•Mortgages revenue increased by $5 million, or 19%, to $31 million, driven by an increase in mortgage originations revenue, partially offset by a decrease in Custom Quote and Connect advertising services revenue.
During the three months ended March 31, 2024 and 2023, we generated gross profit of $406 million and $377 million, respectively, an increase of 8%.
Key Metrics
Management has identified visits, unique users and the volume of loans originated through Zillow Home Loans as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile applications, websites and other services. We believe highly engaged consumers are more likely to use our products and services, including Zillow Homes Loans, or be transaction-ready real estate market participants and therefore more sought-after by our Premier Agent partners.
We define a visit as a group of interactions by users with our Zillow, Trulia and StreetEasy mobile applications and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.
Prior to January 1, 2024, we measured visits to Zillow and StreetEasy using the Universal Analytics version of Google Analytics’ traffic measurement platform. Through Universal Analytics, visits to Zillow and StreetEasy ended either: (i) after thirty minutes of user inactivity or at midnight; or (ii) through a campaign change. A visit ends through a campaign change if a visitor arrived via one campaign or source (for example, via a search engine or referring link on a third-party website), left the mobile application or website, and then returned via another campaign or source.

Universal Analytics will no longer be offered by Google as of July 1, 2024 and will be replaced by Google Analytics 4. As a result of this change, beginning on January 1, 2024, we measure visits to Zillow using an internal measurement tool, but continue to use Universal Analytics to measure visits to StreetEasy. Trulia continues to measure visits with Adobe Analytics. Visits to Zillow now end after thirty minutes of user inactivity or at midnight. Visits to Trulia end after thirty minutes of user inactivity. Visits to StreetEasy end either: (i) after thirty minutes of user inactivity or at midnight; or (ii) through a campaign change.
We believe the use of an internal measurement tool to measure visits to Zillow will allow us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period visits to conform with the current period measurement methodology. The change in our measurement platform for visits resulted in an approximately 10% decrease in reported visits for the three-month period ended March 31, 2023, primarily driven by the methodology for campaign changes.
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
Visits	2,316	2,238	3%
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
Prior to January 1, 2024, we measured unique users for Zillow, StreetEasy and HotPads using Universal Analytics. As discussed above, Universal Analytics will no longer be offered as of July 1, 2024 and will be replaced by Google Analytics 4. As a result of this change, beginning on January 1, 2024, we measure unique users for Zillow using an internal measurement tool, but continue to use Universal Analytics to measure unique users for StreetEasy and HotPads. Trulia continues to measure unique users with Adobe Analytics.
Due to technological limitations, user software settings, or user behavior, our internal measurement tool and Universal Analytics may assign a unique cookie to different instances of access by the same individual to our mobile applications and websites. In such instances, although these tools capture the number of unique users in accordance with the defined methodology, there are inherent limitations in measuring the number of unique individuals accessing our mobile applications and websites.
We believe the use of an internal measurement tool to measure unique users for Zillow will allow us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period unique users to conform to the current period measurement methodology. The change in our measurement platform for unique users resulted in an approximately 3% increase in reported unique users for the three-month period ended March 31, 2023.

The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
Average monthly unique users	217	217	—%
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2023 to 2024 % Change
	2024	2023
Purchase loan origination volume	$601	$259	132%
Refinance loan origination volume	4	3	33%
Total loan origination volume	$605	$262	131%
During the three months ended March 31, 2024, total loan origination volume increased 131%, compared to the three months ended March 31, 2023. This increase in total loan origination volume was primarily driven by the continued growth in Zillow Home Loans purchase loan originations as we prioritize growth in Zillow Home Loans purchase originations.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended March 31,		2023 to 2024		Three Months Ended March 31,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Residential	$393	$361	$32	9%	74%	77%
Rentals	97	74	23	31	18	16
Mortgages	31	26	5	19	6	6
Other	8	8	—	—	2	2
Total revenue	$529	$469	$60	13%	100%	100%

Three months ended March 31, 2024 compared to three months ended March 31, 2023
Total revenue increased $60 million, or 13%, to $529 million:
•Residential revenue increased $32 million, or 9%. The increase was driven by a 5% increase in Residential revenue per visit to $0.170 for the three months ended March 31, 2024 from $0.161 for the three months ended March 31, 2023, primarily due to the inclusion of revenue from Follow Up Boss, which we acquired in December 2023, in our results for the three months ended March 31, 2024, and continued improvement in our ability to connect high-intent customers to agents. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. Residential revenue was also positively impacted by a 3% increase in the number of visits for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
•Rentals revenue increased $23 million, or 31%. The increase in Rentals revenue was primarily due to a 41% increase in quarterly revenue per average monthly rentals unique visitor to $3.59 for the three months ended March 31, 2024 as compared to $2.55 for the three months ended March 31, 2023, primarily driven by lower occupancy rates and the corresponding increase in advertising spend from multifamily property managers as well as growth in multifamily property listings, which drove a 46% increase in multifamily rentals revenue. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. Average monthly rentals unique visitors was 27 million during the three months ended March 31, 2024 and 29 million during the three months ended March 31, 2023. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites. We expect Rentals revenue to increase in absolute dollars during the three months ending June 30, 2024, driven by macroeconomic factors, including housing availability and affordability, and decreased rental occupancy rates, as well as continued investment in growing our Rentals business.
•Mortgages revenue increased $5 million, or 19%. This increase was driven by a $13 million increase in mortgage originations revenue, partially offset by a $7 million decrease in Custom Quote and Connect advertising services revenue. The increase in mortgage originations revenue was due to a 131% increase in total originations volume from $262 million for the three months ended March 31, 2023 to $605 million for the three months ended March 31, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 17% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of IRLCs and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties. The increase in mortgage originations revenue was partially offset by a $7 million decrease in Custom Quote and Connect advertising services revenue, which decrease was primarily due to a 32% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was primarily driven by a shift in strategic priority as we focus on organic growth of our mortgage origination business.

Adjusted EBITDA

The following table summarizes net loss and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Three Months Ended March 31,		2023 to 2024		Three Months Ended March 31,
	2024	2023	$ Change	% Change	2024	2023
Net loss	$(23)	$(22)	$(1)	(5)%	(4)%	(5)%
Adjusted EBITDA	$125	$104	$21	20%	24%	22%

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
The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, which is net loss, for each of the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2024	2023
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(23)	$(22)
Income taxes	2	—
Other income, net	(33)	(32)
Depreciation and amortization	56	40
Share-based compensation	108	103
Impairment costs	6	6
Interest expense	9	9
Adjusted EBITDA	$125	$104

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended March 31,		2023 to 2024		Three Months Ended March 31,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Cost of revenue	$123	$92	$31	34%	23%	20%
Gross profit	406	377	29	8	77	80
Operating expenses:
Sales and marketing	166	156	10	6	31	33
Technology and development	147	137	10	7	28	29
General and administrative	132	123	9	7	25	26
Impairment costs	6	6	—	—	1	1
Total operating expenses	451	422	29	7	85	90
Other income, net	33	32	1	3	6	7
Interest expense	9	9	—	—	2	2
Income tax expense	2	—	2	—	—	—

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
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Cost of revenue increased $31 million, or 34%, driven by increases of $17 million in depreciation and amortization expense primarily due to an increase in website development costs, $4 million in mortgage loan processing costs due to increased purchase loan origination volume, $3 million in ad serving costs driven by an increase in revenue, and $2 million in headcount-related expenses, including share-based compensation expense.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Gross profit increased by $29 million, or 8%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 80% to 77%.
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

Three months ended March 31, 2024 compared to three months ended March 31, 2023
Sales and marketing expenses increased $10 million, or 6%, due to an increase of $12 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our businesses, partially offset by a $3 million decrease in marketing and advertising costs driven by active cost management. We expect sales and marketing expenses to increase in absolute dollars during the three months ending June 30, 2024 as we increase our marketing activities and headcount to support the continued expected growth in our Rentals revenue.
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
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Technology and development expenses increased $10 million, or 7%, due to increases of $12 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our businesses, and $2 million in software and hardware costs. These increases were partially offset by a $4 million decrease in third-party professional service fees driven by active cost management.
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
Three months ended March 31, 2024 compared to three months ended March 31, 2023
General and administrative expenses increased $9 million, or 7%, primarily due to increases of $4 million in third-party professional service fees, $3 million in headcount-related expenses, including share-based compensation expense, and $3 million due to the change in fair value of contingent consideration associated with our acquisition of Follow Up Boss. These increases were partially offset by a decrease of $3 million in rent expense primarily driven by cost savings associated with changes in the use of certain office space in our lease portfolio.
Impairment Costs
Impairment costs were $6 million for the three month periods ended March 31, 2024 and 2023 and were associated with changes in the use of certain office space in our lease portfolio.
Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of March 31, 2024 and December 31, 2023, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.4 billion as of December 31, 2023, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $56 million (tax effected) as of December 31, 2023.
Income tax expense was not material for the three months ended March 31, 2024 and 2023.

In 2021, the OECD, a global policy forum, released Pillar Two, designed to ensure that multinational groups with consolidated financial statement revenue in excess of €750 million annually pay a minimum 15% tax in each jurisdiction in which they operate. The OECD continues to release guidance and countries are implementing legislation to adopt these rules, which are expected to be effective for accounting periods beginning on or after December 31, 2023. The United States has not yet enacted legislation implementing Pillar Two. We have evaluated the impact of these rules and currently believe they will not have a material impact on our financial position, results of operations or cash flows due to certain transitional safe harbors. We will continue to monitor and refine our assessment as further guidance is made available.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, investments in new products and services, and continued investments in sales and marketing. We also use cash flows from operations to service our debt obligations and to repurchase Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof through our Repurchase Authorizations or otherwise.
Sources of Liquidity
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents, investments and restricted cash of $2.9 billion and $2.8 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government treasury securities, U.S. government agency securities, investment grade corporate securities, and commercial paper. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of March 31, 2024, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$80	$93
Net cash used in investing activities	(204)	(97)
Net cash provided by (used in) financing activities	71	(68)
Cash Flows Provided By Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals, builders and brand advertisers, as well as cash received from sales of mortgages originated by Zillow Home Loans. Our primary uses of cash from operating activities include marketing and advertising activities, mortgages funded through Zillow Home Loans and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile applications and websites and other general corporate expenditures.

For the three months ended March 31, 2024, net cash provided by operating activities was $80 million. This was driven by a net loss of $23 million, adjusted by share-based compensation of $108 million, depreciation and amortization of $56 million, accretion of bond discount of $8 million, impairment costs of $6 million, amortization of contract cost assets of $5 million, amortization of right of use assets of $3 million, and amortization of debt issuance costs of $2 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $70 million. The changes in operating assets and liabilities are primarily related to a $32 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $30 million increase in prepaid expenses and other current assets primarily due to an increase in revenue from products and services billed in arrears, a $13 million decrease in lease liabilities due to contractual lease payments, a $5 million increase in contract cost assets primarily due to capitalized sales commissions, and a $4 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears. These changes were partially offset by a $6 million increase in accounts payable driven by the timing of payments, a $6 million increase in deferred revenue and a $2 million increase in other long-term liabilities.
For the three months ended March 31, 2023, net cash provided by operating activities was $93 million. This was driven by a net loss of $22 million, adjusted by share-based compensation of $103 million, depreciation and amortization of $40 million, accretion of bond discount of $10 million, impairment costs of $6 million, amortization of contract cost assets of $6 million, amortization of right of use assets of $6 million, and other adjustments to reconcile net loss to net cash provided by operating activities of $2 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $39 million. The changes in operating assets and liabilities are primarily related to a $27 million increase in prepaid expenses and other current assets due primarily to an increase in revenue from products and services billed in arrears, an $8 million decrease in lease liabilities due to contractual lease payments, a $7 million increase in mortgage loans held for sale due to an increase in loan origination volume, a $6 million increase in contract cost assets, a $3 million increase in accounts receivable and a $3 million decrease in accrued compensation and benefits. These changes were partially offset by a $10 million increase in accrued expenses and other current liabilities primarily driven by the timing of billings and a $5 million increase in deferred revenue.
Cash Flows Used In Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the three months ended March 31, 2024, net cash used in investing activities was $204 million. This was the result of $158 million of net purchases of investments and $46 million of purchases of property and equipment and intangible assets.
For the three months ended March 31, 2023, net cash used in investing activities was $97 million. This was the result of $57 million of net purchases of investments and $40 million of purchases of property and equipment and intangible assets.
Cash Flows Provided By (Used In) Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards and repayments of borrowings on the warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
For the three months ended March 31, 2024, net cash provided by financing activities was $71 million, which primarily related to $50 million of proceeds from the exercise of option awards and $30 million of net borrowings on our master repurchase agreements related to Zillow Home Loans, partially offset by $9 million of cash paid for share repurchases.
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

Capital Resources
Notes
As of March 31, 2024, we have a total of $1.6 billion aggregate principal amount of Notes outstanding. The Notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our Notes as of the periods presented (in millions, except interest rates):

			March 31, 2024	December 31, 2023
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$496	$496
May 15, 2025	507	2.75%	505	504
September 1, 2024	608	0.75%	608	607
Total	$1,614		$1,609	$1,607
We may from time to time seek to redeem, retire or purchase outstanding debt through cash purchases and/or exchanges for cash, shares of stock or a combination of cash and stock, pursuant to the redemption terms of such debt securities, in open market purchases, privately negotiated transactions or otherwise. In particular, the 2024 Notes and 2026 Notes may be redeemed if the last reported sale price of our Class C capital stock exceeds $56.56 per share for a specified period of trading days. To the extent our Class C capital stock price rises above those levels, we may redeem the 2024 Notes and/or 2026 Notes, in which case, we would expect to settle any conversions in cash up to the principal amount and shares of Class C capital stock for any conversion obligation in excess of the principal amount. Such redemptions, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our Notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
Share Repurchases
The Board has authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding Notes or a combination thereof. During the three months ended March 31, 2024, we repurchased 0.1 million shares of Class A common stock and 0.1 million shares of Class C capital stock at an average price of $45.02 and $45.42 per share, respectively, for an aggregate purchase price of $5 million and $4 million, respectively. As of March 31, 2024, $761 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on these authorizations, see Notes 11 and 13 of our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at March 31, 2024	Outstanding Borrowings at December 31, 2023	Weighted Average Interest Rate at March 31, 2024
JPMorgan Chase Bank, N.A.	May 30, 2024	100	65	40	7.03%
UBS AG	October 9, 2024	100	58	45	7.05%
Atlas Securitized Products, L.P.(1)	March 11, 2024	—	—	8	—%
	Total	$200	$123	$93
(1) Agreement expired on March 11, 2024 and was not renewed.

Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the Notes due on their contractual maturity dates, as well as the associated coupon interest. As of March 31, 2024, we have an outstanding aggregate principal amount of $1.6 billion, $608 million of which is payable within 12 months. Future interest payments associated with the Notes total $40 million, with $23 million payable within 12 months. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our Notes.
Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of March 31, 2024, we have outstanding principal amounts of $123 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. During the three months ended March 31, 2024, there were no material changes to our operating lease obligations disclosed in Note 10 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additionally, as of March 31, 2024, we had outstanding letters of credit of approximately $11 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Contingent Consideration - In connection with the acquisition of Follow Up Boss, we are obligated to pay contingent consideration upon the achievement of certain performance metrics over a three-year period. For additional information regarding this contingent consideration, see Note 3 and Note 5 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Purchase Obligations - We have non-cancelable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. During the three months ended March 31, 2024, there were no material changes to the purchase commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the housing market and the broader economy have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
As of March 31, 2024, we had approximately $1.6 billion aggregate principal amount of Notes outstanding with maturities ranging from September 2024 through September 2026. All outstanding Notes bear fixed rates of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of the Notes change primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of March 31, 2024 and December 31, 2023, we had $123 million and $93 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of mortgage-backed securities. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our annual interest expense associated with the master repurchase agreements as of March 31, 2024 and December 31, 2023.
For additional details related to our credit facilities and convertible senior notes, see Note 7 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several quarters. In response to ongoing inflationary pressures in the United States, the Federal Reserve has implemented a number of increases to the federal funds rate in recent quarters. Despite inflation stabilizing beginning in the second half of 2023, these federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 12 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2024.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended March 31, 2024 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
January 1 - January 31, 2024	—	—	$—	$—	—	$770
February 1 - February 29, 2024	—	—	—	—	—	770
March 1 - March 31, 2024	119	92	45.02	45.42	211	761
Total	119	92			211

(1) On December 2, 2021, the Board authorized a stock repurchase program granting the authority to repurchase up to $750 million of Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, the Board authorized the repurchase of up to an additional $1 billion of Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, the Board further expanded these authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. The Repurchase Authorizations do not have an expiration date. There were no repurchases of convertible senior notes during the three months ended March 31, 2024.

Item 5. Other Information
Trading Plans
On March 12, 2024, Erik Blachford, member of the Board of Zillow Group, Inc., entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of Class C capital stock related to future vesting of restricted stock units. This 10b5-1 sales plan will become effective on June 11, 2024 and will terminate on March 3, 2025, subject to earlier termination as provided in the 10b5-1 sales plan.

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

Dated: May 1, 2024	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer