Form 10-Q
period 2024-06-30
ZILLOW GROUP, INC.
filed 2024-08-07
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, 54,274,808 shares of Class A common stock, 6,217,447 shares of Class B common stock and 170,952,136 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2024

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation or Acronym	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2020 Plan	Zillow Group, Inc. 2020 Incentive Plan
2024 Notes	0.75% Convertible Senior Notes due September 1, 2024
2025 Notes	2.75% Convertible Senior Notes due May 15, 2025
2026 Notes	1.375% Convertible Senior Notes due September 1, 2026
Aryeo	Aryeo, Inc., a wholly owned subsidiary acquired on July 31, 2023
Board	The Board of Directors of Zillow Group, Inc.
FASB	Financial Accounting Standards Board
Follow Up Boss	Enchant, LLC, d/b/a Follow Up Boss, a wholly owned subsidiary acquired on December 8, 2023
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	UBS AG, JPMorgan Chase Bank, N.A., and prior to the master repurchase agreement expiration in March 2024, Atlas Securitized Products, L.P.
MBS	Mortgage-backed security
NAR	National Association of REALTORS®
Notes	2024 Notes, 2025 Notes and 2026 Notes in aggregate
OECD	Organization for Economic Co-operation and Development
Pillar Two	Pillar Two Global Anti-Base Erosion
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, outstanding convertible senior notes, or a combination thereof
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Spruce	Refers to substantially all assets and liabilities of Spruce Holdings, Inc. and certain affiliated entities, which assets and liabilities were acquired on September 11, 2023

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
•our ability to comply with current and future rules and requirements promulgated by the NAR, multiple listing services, or other real estate industry groups or governing bodies;
•our ability to navigate industry changes, including as a result of past, pending or future class action lawsuits, settlements or government investigations, which may include lawsuits, settlements or investigations in which we are not a named party, such as the NAR settlement agreement entered into on March 15, 2024;
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
•the impact of past, pending or future litigation and other disputes or enforcement actions, which may include lawsuits or investigations to which we are not a party;
•our ability to attract, engage, and retain a highly skilled workforce;
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
•our ability to pay our debt, settle conversions of our Notes, or repurchase our Notes upon a fundamental change;
•our ability to raise additional capital or refinance our indebtedness on acceptable terms, or at all;
•actual or anticipated fluctuations in quarterly and annual results of operations and financial position;
•actual or perceived inaccuracies in the assumptions, estimates and internal or third-party data that we use to calculate business, performance and operating metrics; and
•volatility of our Class A common stock and Class C capital stock prices.
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
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters, and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations Site (https://investors.zillowgroup.com)
•Zillow Group Blog (https://www.zillowgroup.com/news/)
•Zillow Group X Account (https://X.com/zillowgroup)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Quarterly Report on Form 10-Q. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC, and the inclusion of our website addresses and X Account are as inactive textual references only.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,181	$1,492
Short-term investments	1,447	1,318
Accounts receivable, net	115	96
Mortgage loans held for sale	195	100
Prepaid expenses and other current assets	189	140
Restricted cash	2	3
Total current assets	3,129	3,149
Contract cost assets	23	23
Property and equipment, net	356	328
Right of use assets	63	73
Goodwill	2,818	2,817
Intangible assets, net	222	241
Other assets	17	21
Total assets	$6,628	$6,652
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$39	$28
Accrued expenses and other current liabilities	111	107
Accrued compensation and benefits	46	47
Borrowings under credit facilities	182	93
Deferred revenue	59	52
Lease liabilities, current portion	16	37
Convertible senior notes, current portion	1,025	607
Total current liabilities	1,478	971
Lease liabilities, net of current portion	89	95
Convertible senior notes, net of current portion	497	1,000
Other long-term liabilities	63	60
Total liabilities	2,127	2,126
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 54,274,808 and 55,282,702 shares as of June 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 170,914,834 and 171,853,566 shares as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	6,322	6,301
Accumulated other comprehensive loss	(11)	(5)
Accumulated deficit	(1,810)	(1,770)
Total shareholders’ equity	4,501	4,526
Total liabilities and shareholders’ equity	$6,628	$6,652

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$572	$506	$1,101	$975
Cost of revenue	130	104	253	196
Gross profit	442	402	848	779
Operating expenses:
Sales and marketing	205	173	371	329
Technology and development	144	140	291	277
General and administrative	131	153	263	276
Impairment and restructuring costs	—	2	6	8
Acquisition-related costs	—	1	—	1
Total operating expenses	480	469	931	891
Loss from operations	(38)	(67)	(83)	(112)
Loss on extinguishment of debt	(1)	—	(1)	—
Other income, net	34	42	67	74
Interest expense	(10)	(9)	(19)	(18)
Loss before income taxes	(15)	(34)	(36)	(56)
Income tax expense	(2)	(1)	(4)	(1)
Net loss	$(17)	$(35)	$(40)	$(57)
Net loss per share - basic and diluted	$(0.07)	$(0.15)	$(0.17)	$(0.24)
Weighted-average shares outstanding - basic and diluted	233,453	233,629	234,074	234,023
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(17)	$(35)	$(40)	$(57)
Other comprehensive loss:
Net unrealized losses on investments	—	(16)	(6)	(4)
Total other comprehensive loss	—	(16)	(6)	(4)
Comprehensive loss	$(17)	$(51)	$(46)	$(61)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2024	236,176	$—	$6,469	$(1,793)	$(11)	$4,665
Issuance of Class C capital stock upon exercise of stock options	315	—	11	—	—	11
Vesting of restricted stock units	1,801	—	—	—	—	—
Share-based compensation expense	—	—	134	—	—	134
Repurchases of Class A common stock and Class C capital stock	(6,885)	—	(292)	—	—	(292)
Net loss	—	—	—	(17)	—	(17)
Balance at June 30, 2024	231,407	$—	$6,322	$(1,810)	$(11)	$4,501

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2023	233,994	$—	$6,157	$(1,634)	$(3)	$4,520
Issuance of Class C capital stock upon exercise of stock options	450	—	17	—	—	17
Vesting of restricted stock units	1,556	—	—	—	—	—
Share-based compensation expense	—	—	150	—	—	150
Repurchases of Class A common stock and Class C capital stock	(3,277)	—	(150)	—	—	(150)
Net loss	—	—	—	(35)	—	(35)
Other comprehensive loss	—	—	—	—	(16)	(16)
Balance at June 30, 2023	232,723	$—	$6,174	$(1,669)	$(19)	$4,486
See accompanying notes to the condensed consolidated financial statements.

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2024	233,354	$—	$6,301	$(1,770)	$(5)	$4,526
Issuance of Class C capital stock upon exercise of stock options	1,624	—	61	—	—	61
Vesting of restricted stock units	3,525	—	—	—	—	—
Share-based compensation expense	—	—	261	—	—	261
Repurchases of Class A common stock and Class C capital stock	(7,096)	—	(301)	—	—	(301)
Net loss	—	—	—	(40)	—	(40)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at June 30, 2024	231,407	$—	$6,322	$(1,810)	$(11)	$4,501

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2023	234,268	$—	$6,109	$(1,612)	$(15)	$4,482
Issuance of Class C capital stock upon exercise of stock options	823	—	30	—	—	30
Vesting of restricted stock units	2,921	—	—	—	—	—
Share-based compensation expense	—	—	271	—	—	271
Repurchases of Class A common stock and Class C capital stock	(5,289)	—	(236)	—	—	(236)
Net loss	—	—	—	(57)	—	(57)
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at June 30, 2023	232,723	$—	$6,174	$(1,669)	$(19)	$4,486

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(40)	$(57)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115	85
Share-based compensation	221	233
Amortization of right of use assets	6	12
Amortization of contract cost assets	9	11
Amortization of debt issuance costs	3	3
Impairment costs	6	6
Accretion of bond discount	(17)	(20)
Other adjustments to reconcile net loss to net cash provided by operating activities	8	(5)
Changes in operating assets and liabilities:
Accounts receivable	(19)	(19)
Mortgage loans held for sale	(95)	(32)
Prepaid expenses and other assets	(49)	(30)
Contract cost assets	(9)	(11)
Lease liabilities	(27)	(15)
Accounts payable	11	—
Accrued expenses and other current liabilities	6	27
Accrued compensation and benefits	(1)	2
Deferred revenue	7	5
Other long-term liabilities	—	(2)
Net cash provided by operating activities	135	193
Investing activities
Proceeds from maturities of investments	474	806
Purchases of investments	(591)	(638)
Purchases of property and equipment	(76)	(66)
Purchases of intangible assets	(14)	(18)
Net cash provided by (used in) investing activities	(207)	84
Financing activities
Net borrowings on warehouse line of credit and repurchase agreements	89	29
Repurchases of Class A common stock and Class C capital stock	(301)	(236)
Settlement of long-term debt	(89)	—
Proceeds from exercise of stock options	61	30
Net cash used in financing activities	(240)	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash during period	(312)	100
Cash, cash equivalents and restricted cash at beginning of period	1,495	1,468
Cash, cash equivalents and restricted cash at end of period	$1,183	$1,568
Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$40	$38
Write-off of fully depreciated property and equipment	20	16
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors, which are uncertain and difficult to predict. For example, we believe that potential changes in any of the following areas may have a significant impact on us in terms of our future financial position, results of operations or cash flows: the current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to navigate industry changes, including as a result of certain or future class action lawsuits, settlements or government investigations; our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners; our ability to comply with current and future rules and requirements promulgated by the NAR, multiple listing services, or other real estate industry groups or governing bodies, and to maintain or establish relationships with listing and data providers; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow Zillow Home Loans, our mortgage origination business and affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings; our ability to attract, engage, and retain a highly skilled workforce; protection of Zillow Group’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2024 and our results of operations, comprehensive loss, and shareholders’ equity for the three and six month periods ended June 30, 2024 and 2023, and cash flows for the six month periods ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any interim period, or for any other future year.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued guidance to improve existing disclosure requirements for segment reporting, primarily through enhanced disclosures about significant segment expenses and new disclosure requirements applicable to entities with a single reportable segment. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, on a retrospective basis. We expect to adopt this guidance for the annual period ending December 31, 2024. While we anticipate this guidance will result in new disclosure requirements for entities with a single reportable segment, we do not expect this new guidance to have a significant impact on our consolidated financial statements.
In December 2023, the FASB issued guidance to enhance the income tax rate reconciliation disclosure requirements and to provide clarity on disclosure requirements for income taxes. This guidance is effective for annual periods beginning after December 15, 2024, and can be applied on a prospective or retrospective basis, with early adoption permitted. We expect to adopt this guidance for the annual period ending December 31, 2025. While we anticipate this guidance will result in additional disclosures related to income taxes, we do not expect this new guidance to have a significant impact on our consolidated financial statements.
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
Forward contracts — The fair value of mandatory loan sales commitments and derivative instruments such as forward sales of MBSs that are utilized as economic hedging instruments is calculated by reference to quoted prices for similar assets (Level 2).
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three and six month periods ended June 30, 2024, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
IRLCs — The fair value of IRLCs is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close. This adjustment is effected through the pull-through rate, which represents the probability that an IRLC will ultimately result in a closed loan. For IRLCs that are canceled or expire, any recorded gain or loss is reversed at the end of the commitment period (Level 3).
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

	June 30, 2024	December 31, 2023
Range	46% - 100%	45% - 100%
Weighted-average	87%	85%
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

	June 30, 2024	December 31, 2023
IRLCs	$254	$167
Forward contracts(1)	$363	$218
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis and by category as of the dates presented (in millions):

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$7	$7	$50	$50
Cash equivalents:
Money market funds	1,109	1,109	1,440	1,440
U.S. government treasury securities	65	65	2	2
Short-term investments:
U.S. government treasury securities(1)	1,232	1,222	1,149	1,143
Corporate bonds	207	206	160	161
U.S. government agency securities	14	14	14	14
Commercial paper	5	5	—	—
Mortgage origination-related:
Mortgage loans held for sale	—	195	—	100
IRLCs - other current assets	—	4	—	3
Forward contracts - other current assets	—	1	—	—
Restricted cash	2	2	3	3
Total assets measured at fair value on a recurring basis	$2,641	$2,830	$2,818	$2,916
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$—	$—	$1
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	31	—	30
Contingent consideration - other long-term liabilities	—	55	—	51
Total liabilities measured at fair value on a recurring basis	$—	$86	$—	$82

(1) The estimated fair market value includes $10 million and $6 million of gross unrealized losses as of June 30, 2024 and December 31, 2023, respectively.
The following table presents available-for-sale investments by contractual maturity date as of June 30, 2024 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$681	$673
Due after one year	777	774
Total	$1,458	$1,447
See Note 7 for the carrying amounts and estimated fair values of our convertible senior notes.

Note 4. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	June 30, 2024	December 31, 2023
Website development costs	$539	$452
Leasehold improvements	47	48
Computer equipment	18	19
Office equipment, furniture and fixtures	18	20
Property and equipment	622	539
Less: accumulated amortization and depreciation	(266)	(211)
Property and equipment, net	$356	$328
We recorded depreciation expense related to property and equipment (other than website development costs) of $4 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $8 million and $12 million for the six months ended June 30, 2024 and 2023, respectively.
We capitalized website development costs of $54 million and $50 million for the three months ended June 30, 2024 and 2023, respectively, and $106 million and $95 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense for website development costs included in cost of revenue was $36 million and $27 million for the three months ended June 30, 2024 and 2023, respectively, and $69 million and $49 million for the six months ended June 30, 2024 and 2023, respectively.
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

The total preliminary purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their preliminarily estimated fair values at the acquisition date, as follows (in millions):

Preliminary purchase price:
Cash	$403
Contingent consideration	81
Total preliminary purchase price	$484

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Goodwill	402
Intangible assets	86
Deferred revenue	(7)
Other liabilities	(1)
Total preliminary purchase price	$484
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
The purchase price allocation for the Follow Up Boss acquisition is preliminary and subject to change during the measurement period up to one year from the acquisition date. We made an initial allocation of the purchase price at the date of the acquisition based upon information available and our understanding of the estimates used to determine the preliminary fair value of acquired assets, assumed liabilities and contingent consideration. We are in the process of specifically identifying the amounts assigned to certain tangible assets acquired and liabilities assumed and contingent consideration. As of June 30, 2024, the measurement period (not to extend beyond one year) is open for the Follow Up Boss acquisition; therefore, assets acquired, liabilities assumed, and contingent consideration are subject to adjustment until the end of the measurement period.

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
Acquisition-related costs incurred, which primarily included legal, accounting and other external costs directly related to the acquisitions, are included within acquisition-related costs in our condensed consolidated statements of operations and were expensed as incurred. Aggregate acquisition-related costs for the acquisitions of Follow Up Boss, Aryeo, and Spruce were not material to our financial statements.
Unaudited pro forma revenue and earnings information related to the acquisitions has not been presented as the aggregate effects of the acquisitions of Follow Up Boss, Aryeo and Spruce were not material to our condensed consolidated financial statements.

Note 6. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	June 30, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$98	$(26)	$72
Developed technology	104	(44)	60
Software	97	(38)	59
Trade names and trademarks	47	(22)	25
Purchased content	19	(13)	6
Total	$365	$(143)	$222

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$98	$(19)	$79
Developed technology	104	(30)	74
Software	84	(29)	55
Trade names and trademarks	47	(20)	27
Purchased content	17	(11)	6
Total	$350	$(109)	$241
Amortization expense recorded for intangible assets was $19 million and $12 million for the three months ended June 30, 2024 and 2023, respectively and $38 million and $24 million for the six months ended June 30, 2024 and 2023, respectively. We did not record any impairment costs related to our intangible assets for the three or six months ended June 30, 2024 or 2023.
Note 7. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	June 30, 2024	December 31, 2023
Master repurchase agreements:
JPMorgan Chase Bank, N.A.	$111	$40
UBS AG	71	45
Atlas Securitized Products, L.P.(1)	—	8
Total master repurchase agreements	182	93
Convertible senior notes
2026 Notes	497	496
2025 Notes	417	504
2024 Notes	608	607
Total convertible senior notes	1,522	1,607
Total debt	$1,704	$1,700

(1)Agreement expired on March 11, 2024 and was not renewed.

Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of June 30, 2024 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity	Weighted-Average Interest Rate
JPMorgan Chase Bank, N.A.	May 1, 2025	$150	$111	$39	7.07%
UBS AG	October 9, 2024	100	71	29	7.07%
	Total	$250	$182	$68
On May 2, 2024, the Zillow Home Loans master repurchase agreement with JPMorgan Chase Bank, N.A. was amended and renewed. The amended master repurchase agreement increased the total maximum borrowing capacity from $100 million to $150 million, $1 million of which is committed, and is scheduled to expire on May 1, 2025.
In accordance with the master repurchase agreements, the Lenders agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of June 30, 2024 and December 31, 2023, $190 million and $99 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2024, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
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
Convertible Senior Notes
The following tables summarize certain details related to our outstanding Notes as of the dates presented or for the periods ended (in millions, except interest rates):

					June 30, 2024		December 31, 2023
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$2	$604	$3	$681
May 15, 2025	419	2.75%	3.20%	May 15; November 15	2	411	3	560
September 1, 2024	608	0.75%	1.02%	March 1; September 1	—	664	1	825
Total	$1,526				$4	$1,679	$7	$2,066

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$1	$1	$2	$2	$1	$3
2025 Notes	3	—	3	4	1	5
2024 Notes	2	—	2	1	—	1
Total	$6	$1	$7	$7	$2	$9

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$3	$1	$4	$4	$1	$5
2025 Notes	6	1	7	8	1	9
2024 Notes	3	1	4	2	1	3
Total	$12	$3	$15	$14	$3	$17

The Notes are senior unsecured obligations. The 2026 Notes are classified as long-term debt and the 2025 Notes and 2024 Notes are classified as current liabilities in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the convertible notes is paid semi-annually in arrears. The estimated fair value of the Notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.
The Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. They will mature on their respective maturity dates, unless earlier repurchased, redeemed or converted in accordance with their terms. The following table summarizes the conversion and redemption options with respect to the Notes:

	Early Conversion Date	Conversion Rate	Conversion Price	Optional Redemption Date
2026 Notes	March 1, 2026	22.9830	$43.51	September 5, 2023
2025 Notes	November 15, 2024	14.8810	67.20	May 22, 2023
2024 Notes	March 1, 2024	22.9830	43.51	September 5, 2022
During the three months ended June 30, 2024 and in accordance with our Repurchase Authorizations, we repurchased $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest, resulting in a loss on extinguishment of debt of $1 million recognized in our condensed consolidated statements of operations. For additional information on the Repurchase Authorizations, see Note 9 under the subsection titled “Share Repurchase Authorizations.”
The following table summarizes certain details related to the capped call confirmations with respect to the convertible senior notes:

Maturity Date	Initial Cap Price	Cap Price Premium
September 1, 2026	$80.5750	150%
September 1, 2024	72.5175	125%

The last reported sale price of our Class C capital stock did not equal or exceed 130% of the conversion price of any series of the Notes for at least 20 trading days during the 30 consecutive trading days ended June 30, 2024. Accordingly, the 2025 Notes and 2026 Notes are not convertible at the option of the holders during the three months ending September 30, 2024. On or after March 1, 2024, until the close of business on the second scheduled trading day immediately preceding the applicable Maturity Date, holders may convert the 2024 Notes at their option at the applicable Conversion Rate then in effect. Any conversions of the 2024 Notes will be settled on the applicable Maturity Date.
For additional details related to our convertible senior notes, see Note 11 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Note 8. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of June 30, 2024 and December 31, 2023, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.4 billion as of December 31, 2023, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $56 million (tax effected) as of December 31, 2023.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three or six month periods ended June 30, 2024 and 2023.
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
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of June 30, 2024, $381 million remained available for future repurchases pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	981	5,904	496	2,781
Weighted-average price per share	$41.92	$42.41	$45.18	$45.86
Total purchase price	$41	$251	$23	$127

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	1,100	5,996	810	4,479
Weighted-average price per share	$42.26	$42.45	$44.12	$44.76
Total purchase price	$46	$255	$36	$200

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
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2024:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	32,524	$44.18	6.9	$495
Granted	2,853	55.11
Exercised	(1,624)	37.79
Forfeited or canceled	(346)	43.34
Outstanding at June 30, 2024	33,407	45.43	6.6	158
Vested and exercisable at June 30, 2024	22,047	44.72	5.6	120
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	59%	61%	57% - 61%	55% - 61%
Risk-free interest rate	4.50%	3.75%	4.14% - 4.50%	3.75% - 4.04%
Weighted-average expected life	5.5 years	5.3 years	5.5 - 6.8 years	5.3 - 6.5 years
Weighted-average fair value of options granted	$29.69	$25.81	$31.93	$23.76
As of June 30, 2024, there was a total of $314 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2024:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2024	12,038	$45.42
Granted	6,275	54.88
Vested	(3,525)	46.49
Forfeited	(604)	47.67
Unvested outstanding at June 30, 2024	14,184	49.24
As of June 30, 2024, there was a total of $652 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$4	$4	$8	$8
Sales and marketing	20	19	38	35
Technology and development	42	42	84	81
General and administrative	47	65	91	109
Total share-based compensation	$113	$130	$221	$233
Note 11. Net Loss Per Share
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average Class C capital stock option awards outstanding	19,091	22,315	20,935	20,045
Weighted-average Class C capital stock restricted stock units outstanding	14,877	15,366	13,776	13,746
Class C capital stock issuable upon conversion of the Notes	32,410	33,855	32,697	33,855
Total Class C capital stock equivalents	66,378	71,536	67,408	67,646
Note 12. Commitments and Contingencies
Commitments
During the three and six months ended June 30, 2024, there were no material changes to the commitments disclosed in Note 16 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of June 30, 2024 or December 31, 2023.

On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington (the “Court”) was granted on May 28, 2020. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the PTAB’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the Court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the Court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the Court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the Court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the Court seeking a stay of this action, which was granted by the Court on November 1, 2022. On November 25, 2022, Zillow filed a motion to join an IPR petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning the final remaining patent in this action, which the Court granted on April 20, 2023. On October 11, 2023, the PTAB ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023 (the “PTAB Appeal”), and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending PTAB Appeal. On June 21, 2024 we filed our response to the PTAB Appeal. On July 30, 2024, IBM filed its reply in further support of the PTAB Appeal. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable.
On July 21, 2020, IBM filed a second action against us in Court, alleging, among other things, that the Company has infringed and continues to willfully infringe five patents held by IBM and seeks unspecified damages. On September 14, 2020, we filed a motion to dismiss the complaint filed in the action, to which IBM responded by the filing of an amended complaint on November 5, 2020. On December 18, 2020, we filed a motion to dismiss IBM’s first amended complaint. On December 23, 2020, the Court issued a written order staying this case in full. On July 23, 2021, we filed an IPR with the PTAB with respect to one patent included in the second lawsuit. On October 6, 2021, the stay of this action was lifted, except for proceedings relating to the one patent for which we filed an IPR. On December 1, 2021, the Court dismissed the fourth claim asserted by IBM in its amended complaint. On December 16, 2021 Zillow filed a motion to dismiss the remaining claims alleged in IBM’s amended complaint. On March 9, 2022, the Court granted Zillow’s motion to dismiss in full, dismissing IBM’s claims related to all the patents asserted by IBM in this action, except for the one patent for which an IPR was still pending. On March 10, 2022, the PTAB rendered its decision denying Zillow’s IPR. On August 1, 2022, IBM filed an appeal of the Court’s ruling with respect to two of the dismissed patents, which ruling was affirmed by the appeals court on January 9, 2024. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice and the Clerk of Court was directed to close the case.

On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. We moved to dismiss the amended consolidated complaint on July 11, 2022, plaintiffs filed their opposition to the motion to dismiss on September 2, 2022, and we filed a reply in support of the motion to dismiss on October 11, 2022. On December 7, 2022, the Court rendered its decision granting defendants’ motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, the defendants filed their answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, we filed our opposition on April 26, 2024 and plaintiffs filed their reply on June 7, 2024. On July 5, 2024, plaintiffs filed a motion for leave to file an amended complaint. We intend to deny the allegations of wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit. We do not believe that a loss related to this consolidated lawsuit is probable.
On March 10, 2022, May 5, 2022 and July 20, 2022, shareholder derivative suits were filed in Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County (the “2022 State Suit”), against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On June 1, 2022 and September 14, 2022, the Court issued orders consolidating the three federal derivative suits and staying the consolidated action until further order of the Court, which stay was further continued by the Court on September 6, 2023. On September 15, 2022, the Superior Court of the State of Washington entered a temporary stay in the 2022 State Suit. Upon the filing of the defendants’ answer in the related securities class action lawsuit on January 23, 2023, the stay in the 2022 State Suit was lifted. A partial stay was then reentered in the 2022 State Suit, which expired on February 1, 2024. On May 17, 2024, the Court issued an order staying the 2022 State Suit until after trial in the Federal Securities Suit. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County (the “2023 State Suit”). On May 24, 2024, we filed a motion to dismiss and a motion to stay the 2023 State Suit, to which plaintiffs filed an opposition on June 25, 2024, and we filed a reply on July 29, 2024. The defendants intend to deny the allegations of wrongdoing and vigorously defend the claims in these lawsuits. We do not believe that a loss related to these lawsuits is probable.
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
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Residential	$409	$380	$802	$741
Rentals	117	91	214	165
Mortgages	34	24	65	50
Other	12	11	20	19
Total revenue	$572	$506	$1,101	$975
Contract Balances
Contract assets totaled $134 million and $90 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the average remaining recognition period for our contract asset related to our Premier Agent Flex offering is five months.
For the three months ended June 30, 2024, the opening balance of deferred revenue was $58 million, of which $49 million was recognized as revenue during the period. For the three months ended June 30, 2023, the opening balance of deferred revenue was $49 million, of which $46 million was recognized as revenue during the period.
For the six months ended June 30, 2024, the opening balance of deferred revenue was $52 million, of which $47 million was recognized as revenue during the period. For the six months ended June 30, 2023, the opening balance of deferred revenue was $44 million, of which $42 million was recognized as revenue during the period.

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
As of June 30, 2024, we had 6,682 employees, compared to 6,263 employees as of December 31, 2023.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, fewer new for-sale listings, increases and volatility in mortgage interest rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to industry data from the NAR, total transaction value increased 3% during both the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Despite the current market factors mentioned above, we continue to invest in our growth pillars. We believe this continued investment has resulted in year over year total revenue results, described below, for the three and six months ended June 30, 2024 as compared to the same periods in the prior year, that exceeded industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses and brands. We offer these products and services through our Premier Agent program. Premier Agent products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance (“Flex”) basis. For our market-based pricing offering, connections are distributed to Premier Agent partners in proportion to their share of voice, or a Premier Agent partner’s share of total advertising purchased in a particular zip code. With the Flex model, Premier Agent partners are provided with validated leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years.
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
Financial Overview
For the three months ended June 30, 2024 and 2023, we generated total revenue of $572 million and $506 million, respectively, an increase of 13%, primarily due to increases in Residential, Rentals and Mortgages revenue.
•Residential revenue increased by $29 million, or 8%, to $409 million, due to increases in the number of visits and residential revenue per visit.
•Rentals revenue increased by $26 million, or 29%, to $117 million, due to an increase in quarterly revenue per average monthly rentals unique visitor.
•Mortgages revenue increased by $10 million, or 42%, to $34 million, driven by an increase in mortgage originations revenue, partially offset by a decrease in Custom Quote and Connect advertising services revenue.
During the three months ended June 30, 2024 and 2023, we generated gross profit of $442 million and $402 million, respectively, an increase of 10%.
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

Universal Analytics is no longer offered by Google as of July 1, 2024 and has been replaced by Google Analytics 4. As a result of this change, from January 1, 2024 through June 30, 2024, we measured visits to Zillow using an internal measurement tool, but continued to use Universal Analytics to measure visits to StreetEasy. Beginning on July 1, 2024, we measure visits to both Zillow and StreetEasy using an internal measurement tool, and visits to Zillow and StreetEasy end after thirty minutes of user inactivity or at midnight. Trulia continues to measure visits with Adobe Analytics, and visits to Trulia end after thirty minutes of user inactivity.
We believe the use of an internal measurement tool to measure visits to Zillow and StreetEasy allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period visits to Zillow to conform with the current period measurement methodology. The change in our measurement platform for visits resulted in an approximately 10% decrease in reported visits for the three and six month periods ended June 30, 2023, primarily driven by the methodology for campaign changes.
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages), recast for prior periods, as described above:

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % Change
	2024	2023		2024	2023
Visits	2,495	2,391	4%	4,811	4,629	4%
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
Prior to January 1, 2024, we measured unique users for Zillow, StreetEasy and HotPads using Universal Analytics. As discussed above, Universal Analytics is no longer offered as of July 1, 2024 and has been replaced by Google Analytics 4. As a result of this change, from January 1, 2024 through June 30, 2024, we measured unique users for Zillow using an internal measurement tool, but continued to use Universal Analytics to measure unique users for StreetEasy and HotPads. Beginning on July 1, 2024, we measure visits to Zillow, StreetEasy and HotPads using an internal measurement tool. Trulia continues to measure unique users with Adobe Analytics.
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
We believe the use of an internal measurement tool to measure unique users for Zillow, StreetEasy and HotPads allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period unique users for Zillow to conform to the current period measurement methodology. The change in our measurement platform for unique users resulted in an approximately 3% increase in reported unique users for the three and six month periods ended June 30, 2023.

The following table presents our average monthly unique users for the periods presented (in millions, except percentages), recast for prior periods, as described above:

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % Change
	2024	2023		2024	2023
Average monthly unique users	231	232	—%	224	225	—%
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2023 to 2024 % Change	Six Months Ended June 30,		2023 to 2024 % Change
	2024	2023		2024	2023
Purchase loan origination volume	$756	$336	125%	$1,357	$595	128%
Refinance loan origination volume	3	4	(25)%	8	7	14%
Total loan origination volume	$759	$340	123%	$1,365	$602	127%
During the three and six month periods ended June 30, 2024, total loan origination volume increased 123% and 127%, respectively, compared to the three and six month periods ended June 30, 2023. These increases were primarily driven by the continued growth in Zillow Home Loans purchase loan originations as we prioritize growth in Zillow Home Loans purchase originations.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended June 30,		2023 to 2024		Three Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Residential	$409	$380	$29	8%	72%	75%
Rentals	117	91	26	29	20	18
Mortgages	34	24	10	42	6	5
Other	12	11	1	9	2	2
Total revenue	$572	$506	$66	13%	100%	100%

					% of Total Revenue
	Six Months Ended June 30,		2023 to 2024		Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Residential	$802	$741	$61	8%	73%	76%
Rentals	214	165	49	30	19	17
Mortgages	65	50	15	30	6	5
Other	20	19	1	5	2	2
Total revenue	$1,101	$975	$126	13%	100%	100%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Total revenue increased $66 million, or 13%, to $572 million:
•Residential revenue increased $29 million, or 8%. The increase in Residential revenue was partially driven by a 4% increase in the number of visits for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Residential revenue was also positively impacted by a 3% increase in Residential revenue per visit to $0.164 for the three months ended June 30, 2024 from $0.159 for the three months ended June 30, 2023, primarily due to the inclusion of revenue from Follow Up Boss, which we acquired in December 2023, an increase in ShowingTime+ revenue as we expanded software services available to sellers and listing agents, and growth in our new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period.
•Rentals revenue increased $26 million, or 29%. The increase in Rentals revenue was primarily due to a 25% increase in quarterly revenue per average monthly rentals unique visitor to $3.66 for the three months ended June 30, 2024 as compared to $2.94 for the three months ended June 30, 2023, primarily driven by growth in multifamily property listings, which drove a 44% increase in multifamily rentals revenue. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. Average monthly rentals unique visitors was 32 million during the three months ended June 30, 2024 and 31 million during the three months ended June 30, 2023. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites.
•Mortgages revenue increased $10 million, or 42%. This increase was primarily driven by a $16 million increase in mortgage originations revenue, partially offset by a $5 million decrease in Custom Quote and Connect advertising services revenue. The increase in mortgage originations revenue was primarily due to a 123% increase in total originations volume from $340 million for the three months ended June 30, 2023 to $759 million for the three months ended June 30, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 23% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of IRLCs and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties. The increase in mortgage originations revenue was partially offset by a $5 million decrease in Custom Quote and Connect advertising services revenue, which was primarily due to a 24% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was primarily driven by a shift in strategic priority as we focus on organic growth of our mortgage origination business.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
Total revenue increased $126 million, or 13%, to $1.1 billion:
•Residential revenue increased $61 million, or 8%. The increase in Residential revenue was partially driven by a 4% increase in the number of visits for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Residential revenue was also positively impacted by a 4% increase in Residential revenue per visit to $0.167 for the six months ended June 30, 2024 from $0.160 for the six months ended June 30, 2023, primarily due to the inclusion of revenue from Follow Up Boss, which we acquired in December 2023, an increase in ShowingTime+ revenue as we expanded software services available to sellers and listing agents, accelerating growth in our new construction revenue, and continued improvement in our ability to connect high-intent customers to agents.
•Rentals revenue increased $49 million, or 30%. The increase in Rentals revenue was primarily due to a 34% increase in quarterly revenue per average monthly rentals unique visitor to $3.69 for the six months ended June 30, 2024 as compared to $2.75 for the six months ended June 30, 2023, primarily driven by growth in multifamily property listings, which drove a 45% increase in multifamily rentals revenue.
•Mortgages revenue increased $15 million, or 30%. This increase was driven by a $29 million increase in mortgage originations revenue, partially offset by a $12 million decrease in Custom Quote and Connect advertising services revenue. The increase in mortgage originations revenue was primarily due to a 127% increase in total originations volume from $602 million for the six months ended June 30, 2023 to $1.4 billion for the six months ended June 30, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 21% increase in gain on sale margin. The increase in mortgage originations revenue was partially offset by a $12 million decrease in Custom Quote and Connect advertising services revenue, which was primarily due to a 28% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was primarily driven by a shift in strategic priority as we focus on organic growth of our mortgage origination business.
Adjusted EBITDA

The following table summarizes net loss and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Three Months Ended June 30,		2023 to 2024		Three Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023
Net loss	$(17)	$(35)	$18	51%	(3)%	(7)%
Adjusted EBITDA	$134	$111	$23	21%	23%	22%

					% of Revenue
	Six Months Ended June 30,		2023 to 2024		Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023
Net loss	$(40)	$(57)	$17	30%	(4)%	(6)%
Adjusted EBITDA	$259	$215	$44	20%	24%	22%
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, in this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(17)	$(35)	$(40)	$(57)
Income taxes	2	1	4	1
Other income, net	(34)	(42)	(67)	(74)
Depreciation and amortization	59	45	115	85
Share-based compensation	113	130	221	233
Impairment and restructuring costs	—	2	6	8
Acquisition-related costs	—	1	—	1
Loss on extinguishment of debt	1	—	1	—
Interest expense	10	9	19	18
Adjusted EBITDA	$134	$111	$259	$215

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended June 30,		2023 to 2024		Three Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Cost of revenue	$130	$104	$26	25%	23%	21%
Gross profit	442	402	40	10	77	79
Operating expenses:
Sales and marketing	205	173	32	18	36	34
Technology and development	144	140	4	3	25	28
General and administrative	131	153	(22)	(14)	23	30
Impairment and restructuring costs	—	2	(2)	(100)	—	—
Acquisition-related costs	—	1	(1)	(100)	—	—
Total operating expenses	480	469	11	2	84	93
Loss on extinguishment of debt	1	—	1	—	—	—
Other income, net	34	42	(8)	(19)	6	8
Interest expense	10	9	1	11	2	2
Income tax expense	2	1	1	100	—	—

					% of Total Revenue
	Six Months Ended June 30,		2023 to 2024		Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Cost of revenue	$253	$196	$57	29%	23%	20%
Gross profit	848	779	69	9	77	80
Operating expenses:
Sales and marketing	371	329	42	13	34	34
Technology and development	291	277	14	5	26	28
General and administrative	263	276	(13)	(5)	24	28
Impairment and restructuring costs	6	8	(2)	(25)	1	1
Acquisition-related costs	—	1	(1)	(100)	—	—
Total operating expenses	931	891	40	4	85	91
Loss on extinguishment of debt	1	—	1	—	—	—
Other income, net	67	74	(7)	(9)	6	8
Interest expense	19	18	1	6	2	2
Income tax expense	4	1	3	300	—	—

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

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Cost of revenue increased $26 million, or 25%, driven by increases of $15 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, $4 million in mortgage loan processing costs due to increased purchase loan origination volume, and $3 million in lead acquisition costs related to partnerships.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Cost of revenue increased $57 million, or 29%, driven by increases of $32 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, $8 million in mortgage loan processing costs due to increased purchase loan origination volume, $4 million in headcount-related expenses, including share-based compensation expense, $3 million in connectivity costs, and $3 million in lead acquisition costs.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Gross profit increased by $40 million, or 10%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 79% to 77%.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Gross profit increased by $69 million, or 9%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 80% to 77%.
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
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Sales and marketing expenses increased $32 million, or 18%, due to an increase of $17 million in headcount-related expenses, including share-based compensation expense, and $12 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace. We expect sales and marketing expenses to increase in absolute dollars during the three months ending September 30, 2024 as we increase our marketing and advertising activities to support the continued expected growth of our business.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Sales and marketing expenses increased $42 million, or 13%, due to an increase of $29 million in headcount-related expenses, including share-based compensation expense, and $8 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace.
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

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Technology and development expenses increased $4 million, or 3%, due to increases of $4 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our businesses, $3 million in software and hardware costs, and $2 million in travel expenses. These increases were partially offset by a $4 million decrease in third-party professional service fees driven by active cost management.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Technology and development expenses increased $14 million, or 5%, due to increases of $16 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our businesses, $5 million in software and hardware costs, and $2 million in travel expenses. These increases were partially offset by a $9 million decrease in third-party professional service fees driven by active cost management.
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
Three months ended June 30, 2024 compared to three months ended June 30, 2023
General and administrative expenses decreased $22 million, or 14%, primarily due to a decrease of $20 million in headcount-related expenses, including share-based compensation expense. The decrease in headcount-related expenses was primarily driven by $17 million in share-based compensation expense associated with the departures of certain executive personnel incurred during the three months ended June 30, 2023. The decrease in general and administrative expenses was also due to a $4 million decrease in rent expense primarily driven by cost savings associated with changes in the use of certain office space in our lease portfolio.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
General and administrative expenses decreased $13 million, or 5%, primarily due to a decrease of $18 million in headcount-related expenses, including share-based compensation expense. The decrease in headcount-related expenses was primarily driven by $17 million in share-based compensation expense associated with the departures of certain executive personnel incurred during the six months ended June 30, 2023. The decrease in general and administrative expenses was also due to a $6 million decrease in rent expense primarily driven by cost savings associated with changes in the use of certain office space in our lease portfolio. These decreases were partially offset by increases of $5 million due to the change in fair value of contingent consideration associated with our acquisition of Follow Up Boss, $5 million in third-party professional service fees and $3 million in travel expenses.
Impairment and Restructuring Costs
We did not record any impairment and restructuring costs for the three months ended June 30, 2024. Impairment and restructuring costs totaled $2 million for the three months ended June 30, 2023 and pertained to employee termination costs.
Impairment and restructuring costs were $6 million and $8 million for the six months ended June 30, 2024 and 2023, respectively, and were primarily associated with changes in the use of certain office space in our lease portfolio.
Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments and fair value adjustments on an outstanding warrant.
Other income, net decreased $8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and was primarily driven by fair value adjustments on an outstanding warrant.
Other income, net decreased $7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and was primarily driven by fair value adjustments on an outstanding warrant, partially offset by increases in returns on investments due to the higher interest rate environment as compared to the prior year period.

Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of June 30, 2024 and December 31, 2023, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.4 billion as of December 31, 2023, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $56 million (tax effected) as of December 31, 2023.
Income tax expense was not material for the three and six month periods ended June 30, 2024 and 2023.
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
Sources of Liquidity
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents, investments and restricted cash of $2.6 billion and $2.8 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government treasury securities, U.S. government agency securities, investment grade corporate securities, and commercial paper. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of June 30, 2024, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Six Months Ended June 30,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$135	$193
Net cash provided by (used in) investing activities	(207)	84
Net cash used in financing activities	(240)	(177)

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
For the six months ended June 30, 2024, net cash provided by operating activities was $135 million. This was driven by a net loss of $40 million, adjusted by share-based compensation of $221 million, depreciation and amortization of $115 million, accretion of bond discount of $17 million, amortization of contract cost assets of $9 million, impairment costs of $6 million, amortization of right of use assets of $6 million, amortization of debt issuance costs of $3 million, and $8 million in other adjustments to reconcile net loss to cash provided by operating activities. Changes in operating assets and liabilities decreased cash provided by operating activities by $176 million. The changes in operating assets and liabilities are primarily related to a $95 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $49 million increase in prepaid expenses and other current assets primarily due to an increase in revenue from products and services billed in arrears, a $27 million decrease in lease liabilities due to contractual lease payments, a $19 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, and a $9 million increase in contract cost assets primarily due to capitalized sales commissions. These changes were partially offset by an $11 million increase in accounts payable driven by the timing of payments, a $7 million increase in deferred revenue consistent with an increase in revenue, and a $6 million increase in accrued expenses and other current liabilities primarily driven by the timing of billings.
For the six months ended June 30, 2023, net cash provided by operating activities was $193 million. This was driven by a net loss of $57 million, adjusted by share-based compensation of $233 million, depreciation and amortization of $85 million, accretion of bond discount of $20 million, amortization of right of use assets of $12 million, amortization of contract cost assets of $11 million, impairment costs of $6 million, amortization of debt issuance costs of $3 million, and $5 million in other adjustments to reconcile net loss to net cash provided by operating activities. Changes in operating assets and liabilities decreased cash provided by operating activities by $75 million. The changes in operating assets and liabilities are primarily related to a $32 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $30 million increase in prepaid expenses and other current assets and a $19 million increase in accounts receivable both primarily due to an increase in revenue from products and services billed in arrears, a $15 million decrease in lease liabilities due to contractual lease payments, an $11 million increase in contract cost assets and a $2 million decrease in other long-term liabilities. These changes were partially offset by a $27 million increase in accrued expenses and other current liabilities primarily driven by the timing of billings, a $5 million increase in deferred revenue and a $2 million increase in accrued compensation and benefits.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the six months ended June 30, 2024, net cash used in investing activities was $207 million. This was the result of $117 million of net purchases of investments and $90 million of purchases of property and equipment and intangible assets.
For the six months ended June 30, 2023, net cash provided by investing activities was $84 million. This was the result of $168 million of net proceeds from the maturity of investments and $84 million of purchases of property and equipment and intangible assets.
Cash Flows Used In Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on the warehouse line of credit and master repurchase agreements related to Zillow Home Loans and settlement of long-term debt including repurchases of the 2025 Notes.
For the six months ended June 30, 2024, net cash used in financing activities was $240 million, which primarily related to $301 million of cash paid for share repurchases and $89 million of cash paid for the partial repurchase of the 2025 Notes. The cash outflows were partially offset by $89 million of net borrowings on our master repurchase agreements related to Zillow Home Loans and $61 million of proceeds from the exercise of option awards.

For the six months ended June 30, 2023, net cash used in financing activities was $177 million, which primarily related to $236 million of cash paid for share repurchases, partially offset by $30 million of proceeds from the exercise of employee option awards and $29 million of net borrowings on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.
Capital Resources
Notes
As of June 30, 2024, we have a total of $1.5 billion aggregate principal amount of Notes outstanding. The Notes are senior unsecured obligations, and interest on the convertible notes is paid semi-annually. The following table summarizes our Notes as of the periods presented (in millions, except interest rates):

			June 30, 2024	December 31, 2023
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$497	$496
May 15, 2025	419	2.75%	417	504
September 1, 2024	608	0.75%	608	607
Total	$1,526		$1,522	$1,607
We may from time to time seek to redeem, retire or purchase outstanding debt through cash purchases and/or exchanges for cash, shares of stock or a combination of cash and stock, pursuant to the redemption terms of such debt securities, in open market purchases, privately negotiated transactions or otherwise. The 2024 Notes and 2026 Notes may be redeemed if the last reported sale price of our Class C capital stock equals or exceeds $56.56 per share (130% of the conversion price) for a specified period of trading days. In addition, the 2025 Notes may be redeemed if the last reported sale price of our Class C capital stock equals or exceeds $87.36 per share (130% of the conversion price) for a specified period of trading days. To the extent our Class C capital stock price rises above these levels, we may redeem the Notes, in which case, we would expect to settle any conversions in cash up to the principal amount and shares of Class C capital stock for any conversion obligation in excess of the principal amount. Such redemptions, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
The 2025 Notes and 2026 Notes are not convertible at the option of the holders during the three months ending September 30, 2024. On or after March 1, 2024, until the close of business on the second scheduled trading day immediately preceding the applicable Maturity Date, holders may convert the 2024 Notes at their option at the applicable Conversion Rate then in effect. Any conversions of the 2024 Notes will be settled on the applicable Maturity Date. We expect to settle the principal amount of the 2024 Notes in cash and any conversion premium in shares of Class C capital stock. The capped call confirmations on the 2024 Notes will cover the number of shares of Class C capital stock issuable upon conversion of the 2024 Notes up to a price per share of $72.5175.
During the three months ended June 30, 2024, we repurchased $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our Notes, including conversion rates, conversion and redemption dates and the related capped call transactions.
Share Repurchases
The Board has authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding Notes or a combination thereof. During the six months ended June 30, 2024, we repurchased 1.1 million shares of Class A common stock and 6 million shares of Class C capital stock at an average price of $42.26 and $42.45 per share, respectively, for an aggregate purchase price of $46 million and $255 million, respectively. As of June 30, 2024, $381 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on these authorizations, see Notes 11 and 13 of our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at June 30, 2024	Outstanding Borrowings at December 31, 2023	Weighted Average Interest Rate at June 30, 2024
JPMorgan Chase Bank, N.A.(1)	May 1, 2025	150	111	40	7.07%
UBS AG	October 9, 2024	100	71	45	7.07%
Atlas Securitized Products, L.P.(2)	March 11, 2024	—	—	8	—%
	Total	$250	$182	$93
(1) Agreement was amended and renewed on May 2, 2024. The amended agreement increased the total maximum borrowing capacity from $100 million to $150 million.
(2) Agreement expired on March 11, 2024 and was not renewed.

Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s master repurchase agreements.
Contractual Obligations and Other Commitments
Convertible Senior Notes - Includes the aggregate principal amounts of the Notes due on their contractual maturity dates, as well as the associated coupon interest. As of June 30, 2024, we have an outstanding aggregate principal amount of $1.5 billion, $1 billion of which is payable within 12 months. Future interest payments associated with the Notes total $31 million, with $21 million payable within 12 months. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our Notes.
Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of June 30, 2024, we have outstanding principal amounts of $182 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. During the three months ended June 30, 2024, there were no material changes to our operating lease obligations disclosed in Note 10 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additionally, as of June 30, 2024, we had outstanding letters of credit of approximately $11 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Contingent Consideration - In connection with the acquisition of Follow Up Boss, we are obligated to pay contingent consideration upon the achievement of certain performance metrics over a three-year period. For additional information regarding this contingent consideration, see Note 3 and Note 5 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Purchase Obligations - We have non-cancelable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. During the three months ended June 30, 2024, there were no material changes to the purchase commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, U.S. government treasury securities, U.S. government agency securities, investment grade corporate securities and commercial paper. Our current investment policy seeks first to preserve capital, second to provide sufficient liquidity for our operating and capital needs and third to maximize yield.
Our short-term investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. For our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
As of June 30, 2024, we had approximately $1.5 billion aggregate principal amount of Notes outstanding with maturities ranging from September 2024 through September 2026. All outstanding Notes bear fixed rates of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of the Notes change primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of June 30, 2024 and December 31, 2023, we had $182 million and $93 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our annual interest expense associated with the master repurchase agreements as of June 30, 2024 and December 31, 2023.
For additional details related to our credit facilities and convertible senior notes, see Note 7 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several quarters. In response to ongoing inflationary pressures in the United States, the Federal Reserve implemented a number of increases to the federal funds rate during 2022 and 2023. Despite inflation stabilizing beginning in the second half of 2023, these federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2024.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended June 30, 2024 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
April 1 - April 30, 2024	340	1,750	$43.01	$43.34	2,090	$670
May 1 - May 31, 2024	528	3,055	41.34	41.89	3,583	432
June 1 - June 30, 2024	113	1,099	41.38	42.38	1,212	381
Total	981	5,904			6,885

(1) On December 2, 2021, the Board authorized a stock repurchase program granting the authority to repurchase up to $750 million of Class A common stock, Class C capital stock or a combination of both. On May 4, 2022, the Board authorized the repurchase of up to an additional $1 billion of Class A common stock, Class C capital stock or a combination thereof. On November 1, 2022, the Board further expanded these authorizations to allow for the repurchase of a portion of our outstanding convertible senior notes. On July 31, 2023, the Board authorized the repurchase of up to an additional $750 million of Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. The Repurchase Authorizations do not have an expiration date. During the three months ended June 30, 2024, we repurchased $88 million aggregate principal amount of convertible senior notes for $89 million in cash, plus accrued interest, which reduced the remaining dollar value available under the Repurchase Authorizations.

Item 5. Other Information
Trading Plans
On June 10, 2024, Claire Cormier Thielke, member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for an aggregate sale of (i) 1,413 shares of Class C capital stock plus (ii) an indeterminate number of shares of Class C capital stock related to the future vesting of certain restricted stock units between September 1, 2024 and March 1, 2025. This 10b5-1 sales plan will become effective on September 16, 2024 and will terminate on March 4, 2025, subject to earlier termination as provided in this 10b5-1 sales plan.
In addition, in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024, the Company inadvertently omitted disclosure regarding the entry into a 10b5-1 sales plan by Jeremy Wacksman, Chief Operating Officer, on February 16, 2024. This 10b5-1 sales plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and provides for the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units. This 10b5-1 sales plan became effective on May 17, 2024 and will terminate on February 18, 2025, subject to earlier termination upon the sale of all shares of Class C capital stock subject to this 10b5-1 sales plan or as otherwise provided in this 10b5-1 sales plan.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2020, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

^
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2024	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer