Form 10-Q
period 2024-09-30
ZILLOW GROUP, INC.
filed 2024-11-06
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2024, 54,324,808 shares of Class A common stock, 6,217,447 shares of Class B common stock and 173,016,890 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2024

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation or Acronym	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2020 Plan	Zillow Group, Inc. 2020 Incentive Plan
2024 Notes	0.75% Convertible Senior Notes due September 1, 2024
2025 Notes	2.75% Convertible Senior Notes due May 15, 2025
2026 Notes	1.375% Convertible Senior Notes due September 1, 2026
Aryeo	Aryeo, Inc., a wholly owned subsidiary acquired on July 31, 2023
Board	Board of Directors of Zillow Group, Inc.
FASB	Financial Accounting Standards Board
Follow Up Boss	Enchant, LLC, d/b/a Follow Up Boss, a wholly owned subsidiary acquired on December 8, 2023
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	UBS AG, JPMorgan Chase Bank, N.A., and prior to the master repurchase agreement expiration in March 2024, Atlas Securitized Products, L.P.
MBS	Mortgage-backed security
NAR	National Association of REALTORS®
Notes	Aggregate of outstanding convertible senior notes, inclusive of the 2025 Notes, the 2026 Notes, and prior to their maturity in September 2024, the 2024 Notes
OECD	Organization for Economic Co-operation and Development
Pillar Two	Pillar Two Global Anti-Base Erosion
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, Notes, or a combination thereof
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Spruce	Refers to substantially all assets and liabilities of Spruce Holdings, Inc. and certain affiliated entities, which assets and liabilities were acquired on September 11, 2023

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including, but not limited to risks related to:
•the current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, homeowners insurance rates, labor shortages and supply chain issues;
•our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners;
•our ability to establish or maintain relationships with listing and data providers, which affects traffic to our mobile applications and websites;
•our ability to comply with current and future rules and requirements promulgated by NAR, multiple listing services, or other real estate industry groups or governing bodies, or decisions to repeal, amend, or not enforce such rules and requirements;
•our ability to navigate industry changes, including as a result of past, pending or future class action lawsuits, settlements or government investigations, which may include lawsuits, settlements or investigations in which we are not a named party, such as the NAR settlement agreement entered into on March 15, 2024;
•uncertainties related to the November 2024 elections in the United States;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,072	$1,492
Short-term investments	1,101	1,318
Accounts receivable, net	117	96
Mortgage loans held for sale	164	100
Prepaid expenses and other current assets	212	140
Restricted cash	3	3
Total current assets	2,669	3,149
Contract cost assets	24	23
Property and equipment, net	356	328
Right of use assets	61	73
Goodwill	2,818	2,817
Intangible assets, net	211	241
Other assets	20	21
Total assets	$6,159	$6,652
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$53	$28
Accrued expenses and other current liabilities	114	107
Accrued compensation and benefits	49	47
Borrowings under credit facilities	148	93
Deferred revenue	57	52
Lease liabilities, current portion	15	37
Convertible senior notes, current portion	418	607
Total current liabilities	854	971
Lease liabilities, net of current portion	86	95
Convertible senior notes, net of current portion	497	1,000
Other long-term liabilities	66	60
Total liabilities	1,503	2,126
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 54,324,808 and 55,282,702 shares as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 172,993,333 and 171,853,566 shares as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	6,482	6,301
Accumulated other comprehensive income (loss)	4	(5)
Accumulated deficit	(1,830)	(1,770)
Total shareholders’ equity	4,656	4,526
Total liabilities and shareholders’ equity	$6,159	$6,652

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$581	$496	$1,682	$1,471
Cost of revenue	140	110	393	306
Gross profit	441	386	1,289	1,165
Operating expenses:
Sales and marketing	217	164	588	493
Technology and development	145	142	436	419
General and administrative	123	131	386	407
Impairment and restructuring costs	—	1	6	9
Acquisition-related costs	1	1	1	2
Total operating expenses	486	439	1,417	1,330
Loss from operations	(45)	(53)	(128)	(165)
Loss on extinguishment of debt	—	—	(1)	—
Other income, net	34	34	101	108
Interest expense	(9)	(9)	(28)	(27)
Loss before income taxes	(20)	(28)	(56)	(84)
Income tax expense	—	—	(4)	(1)
Net loss	$(20)	$(28)	$(60)	$(85)
Net loss per share - basic and diluted	$(0.08)	$(0.12)	$(0.26)	$(0.36)
Weighted-average shares outstanding - basic and diluted	232,521	233,295	233,553	235,560
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(20)	$(28)	$(60)	$(85)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	15	(2)	9	(6)
Total other comprehensive income (loss)	15	(2)	9	(6)
Comprehensive loss	$(5)	$(30)	$(51)	$(91)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2024	231,407	$—	$6,322	$(1,810)	$(11)	$4,501
Issuance of Class C capital stock upon exercise of stock options	893	—	35	—	—	35
Vesting of restricted stock units	1,442	—	—	—	—	—
Share-based compensation expense	—	—	124	—	—	124
Settlement of capped call transactions	(2,141)	—	—	—	—	—
Settlement of convertible senior notes	1,935	—	1	—	—	1
Net loss	—	—	—	(20)	—	(20)
Other comprehensive income	—	—	—	—	15	15
Balance at September 30, 2024	233,536	$—	$6,482	$(1,830)	$4	$4,656

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2023	232,723	$—	$6,174	$(1,669)	$(19)	$4,486
Issuance of Class C capital stock upon exercise of stock options	631	—	26	—	—	26
Vesting of restricted stock units	1,754	—	—	—	—	—
Share-based compensation expense	—	—	127	—	—	127
Repurchases of Class A common stock and Class C capital stock	(1,897)	—	(100)	—	—	(100)
Issuance of Class C capital stock in connection with an acquisition	380	—	20	—	—	20
Net loss	—	—	—	(28)	—	(28)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at September 30, 2023	233,591	$—	$6,247	$(1,697)	$(21)	$4,529

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2024	233,354	$—	$6,301	$(1,770)	$(5)	$4,526
Issuance of Class C capital stock upon exercise of stock options	2,517	—	96	—	—	96
Vesting of restricted stock units	4,967	—	—	—	—	—
Share-based compensation expense	—	—	385	—	—	385
Settlement of capped call transactions	(2,141)	—	—	—	—	—
Settlement of convertible senior notes	1,935	—	1	—	—	1
Repurchases of Class A common stock and Class C capital stock	(7,096)	—	(301)	—	—	(301)
Net loss	—	—	—	(60)	—	(60)
Other comprehensive income	—	—	—	—	9	9
Balance at September 30, 2024	233,536	$—	$6,482	$(1,830)	$4	$4,656

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2023	234,268	$—	$6,109	$(1,612)	$(15)	$4,482
Issuance of Class C capital stock upon exercise of stock options	1,454	—	56	—	—	56
Vesting of restricted stock units	4,675	—	—	—	—	—
Share-based compensation expense	—	—	398	—	—	398
Repurchases of Class A common stock and Class C capital stock	(7,186)	—	(336)	—	—	(336)
Issuance of Class C capital stock in connection with an acquisition	380	—	20	—	—	20
Net loss	—	—	—	(85)	—	(85)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at September 30, 2023	233,591	$—	$6,247	$(1,697)	$(21)	$4,529
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(60)	$(85)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178	134
Share-based compensation	329	342
Amortization of right of use assets	8	18
Amortization of contract cost assets	14	16
Amortization of debt issuance costs	4	4
Impairment costs	6	6
Accretion of bond discount	(23)	(29)
Other adjustments to reconcile net loss to net cash provided by operating activities	14	(3)
Changes in operating assets and liabilities:
Accounts receivable	(21)	(26)
Mortgage loans held for sale	(64)	(55)
Prepaid expenses and other assets	(73)	(22)
Contract cost assets	(15)	(16)
Lease liabilities	(31)	(24)
Accounts payable	25	7
Accrued expenses and other current liabilities	8	(3)
Accrued compensation and benefits	2	4
Deferred revenue	5	4
Other long-term liabilities	—	(4)
Net cash provided by operating activities	306	268
Investing activities
Proceeds from maturities of investments	906	1,136
Proceeds from sales of investments	13	—
Purchases of investments	(668)	(638)
Purchases of property and equipment	(109)	(101)
Purchases of intangible assets	(21)	(24)
Cash paid for acquisitions, net	—	(34)
Net cash provided by investing activities	121	339
Financing activities
Net borrowings on warehouse line of credit and repurchase agreements	55	54
Repurchases of Class A common stock and Class C capital stock	(301)	(336)
Settlement of long-term debt	(697)	—
Proceeds from exercise of stock options	96	56
Net cash used in financing activities	(847)	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash during period	(420)	381
Cash, cash equivalents and restricted cash at beginning of period	1,495	1,468
Cash, cash equivalents and restricted cash at end of period	$1,075	$1,849
Supplemental disclosures of cash flow information
Noncash transactions:
Capitalized share-based compensation	$56	$56
Write-off of fully depreciated property and equipment	63	29
Write-off of fully amortized intangible assets	21	4
Value of Class C capital stock issued in connection with an acquisition	—	20
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
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage origination business and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including ShowingTime+, Spruce and Follow Up Boss.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors, which are uncertain and difficult to predict. For example, we believe that potential changes in any of the following areas may have a significant impact on us in terms of our future financial position, results of operations or cash flows: the current and future health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, homeowners insurance rates, labor shortages and supply chain issues; our ability to navigate industry changes, including as a result of certain or future class action lawsuits, settlements or government investigations; our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners; our ability to comply with current and future rules and requirements promulgated by NAR, multiple listing services, or other real estate industry groups or governing bodies, and to maintain or establish relationships with listing and data providers; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow Zillow Home Loans, our mortgage origination business and affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings; our ability to attract, engage, and retain a highly skilled workforce; protection of Zillow Group’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.

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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2024 and our results of operations, comprehensive loss, and shareholders’ equity for the three and nine month periods ended September 30, 2024 and 2023, and cash flows for the nine month periods ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any interim period, or for any other future year.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued guidance to improve existing disclosure requirements for segment reporting, primarily through enhanced disclosures about significant segment expenses and new disclosure requirements applicable to entities with a single reportable segment. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, on a retrospective basis. We expect to adopt this guidance for the annual period ending December 31, 2024. We expect this guidance to result in additional disclosures primarily related to significant segment expenses that are regularly provided to our chief operating decision maker.
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
In November 2024, the FASB issued guidance that will require disclosure of specified information about certain costs and expenses included within an entity’s consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and can be applied on a prospective or retrospective basis, with early adoption permitted. We have not yet determined the impact the adoption of this guidance will have on our consolidated financial statements.

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
During the three and nine month periods ended September 30, 2024, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
IRLCs — The fair value of IRLCs is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Expired commitments are excluded from the fair value measurement. Since not all IRLCs will become closed loans, we adjust our fair value measurements for the estimated amount of IRLCs that will not close. This adjustment is effected through the pull-through rate, which represents the probability that an IRLC will ultimately result in a closed loan. For IRLCs that are canceled or expired, any recorded gain or loss is reversed at the end of the commitment period (Level 3).
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

	September 30, 2024	December 31, 2023
Range	51% - 100%	45% - 100%
Weighted-average	85%	85%
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

	September 30, 2024	December 31, 2023
IRLCs	$340	$167
Forward contracts(1)	$410	$218
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$9	$9	$50	$50
Cash equivalents:
Money market funds	978	978	1,440	1,440
U.S. government treasury securities	85	85	2	2
Short-term investments:
U.S. government treasury securities(1)	833	834	1,149	1,143
Corporate bonds(2)	248	251	160	161
U.S. government agency securities	14	14	14	14
Commercial paper	2	2	—	—
Mortgage origination-related:
Mortgage loans held for sale	—	164	—	100
IRLCs - other current assets	—	6	—	3
Forward contracts - other current assets	—	1	—	—
Restricted cash	3	3	3	3
Total assets measured at fair value on a recurring basis	$2,172	$2,347	$2,818	$2,916
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$1	$—	$1
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	32	—	30
Contingent consideration - other long-term liabilities	—	57	—	51
Total liabilities measured at fair value on a recurring basis	$—	$90	$—	$82

(1) The estimated fair market value includes $1 million of gross unrealized gains and $6 million of gross unrealized losses as of September 30, 2024 and December 31, 2023, respectively.
(2) The estimated fair market value includes $3 million and $1 million of gross unrealized gains as of September 30, 2024 and December 31, 2023, respectively.
The following table presents available-for-sale investments by contractual maturity date as of September 30, 2024 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$469	$469
Due after one year	628	632
Total	$1,097	$1,101
See Note 7 for the carrying amounts and estimated fair values of our Notes.

Note 4. Property and Equipment, net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	September 30, 2024	December 31, 2023
Website development costs	$536	$452
Leasehold improvements	44	48
Computer equipment	17	19
Office equipment, furniture and fixtures	16	20
Construction-in-progress	6	—
Property and equipment	619	539
Less: accumulated amortization and depreciation	(263)	(211)
Property and equipment, net	$356	$328
We recorded depreciation expense related to property and equipment (other than website development costs) of $3 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $11 million and $18 million for the nine months ended September 30, 2024 and 2023, respectively.
We capitalized website development costs of $46 million and $49 million for the three months ended September 30, 2024 and 2023, respectively, and $152 million and $144 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense for website development costs included in cost of revenue was $40 million and $30 million for the three months ended September 30, 2024 and 2023, respectively, and $109 million and $79 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 5. Acquisitions
Acquisition of Follow Up Boss
On December 8, 2023, Zillow Group acquired Follow Up Boss, a customer relationship management system for real estate professionals, for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million in cash, payable over a three-year period upon achievement of certain performance metrics. See Note 3 for additional information regarding the preliminary fair value of contingent consideration. The acquisition is consistent with our strategy to invest in a more integrated software experience for our agent customers. The acquisition of Follow Up Boss has been accounted for as a business combination, and assets acquired and liabilities assumed were generally recorded at their preliminary estimated fair values, in accordance with the applicable accounting guidance. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as intangible assets that do not qualify for separate recognition. Goodwill recorded in connection with the acquisition is deductible for tax purposes.

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
The purchase price allocation for the Follow Up Boss acquisition is preliminary and subject to change during the measurement period up to one year from the acquisition date. We made an initial allocation of the purchase price at the date of the acquisition based upon information available and our understanding of the estimates used to determine the preliminary fair value of acquired assets, assumed liabilities and contingent consideration. We are in the process of specifically identifying the amounts assigned to certain tangible assets acquired and liabilities assumed and contingent consideration. As of September 30, 2024, the measurement period (not to extend beyond one year) is open for the Follow Up Boss acquisition; therefore, assets acquired, liabilities assumed, and contingent consideration are subject to adjustment until the end of the measurement period.

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

Note 6. Intangible Assets, net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	September 30, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$93	$(26)	$67
Software	93	(33)	60
Developed technology	100	(45)	55
Trade names and trademarks	47	(24)	23
Purchased content	20	(14)	6
Total	$353	$(142)	$211

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$98	$(19)	$79
Developed technology	104	(30)	74
Software	84	(29)	55
Trade names and trademarks	47	(20)	27
Purchased content	17	(11)	6
Total	$350	$(109)	$241
Amortization expense recorded for intangible assets was $20 million and $13 million for the three months ended September 30, 2024 and 2023, respectively and $58 million and $37 million for the nine months ended September 30, 2024 and 2023, respectively. We did not record any impairment costs related to our intangible assets for the three or nine months ended September 30, 2024 or 2023.
Note 7. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	September 30, 2024	December 31, 2023
Master repurchase agreements:
JPMorgan Chase Bank, N.A.(1)	$78	$40
UBS AG(2)	70	45
Atlas Securitized Products, L.P.(3)	—	8
Total master repurchase agreements	148	93
Convertible senior notes
2026 Notes	497	496
2025 Notes	418	504
2024 Notes(4)	—	607
Total convertible senior notes	915	1,607
Total debt	$1,063	$1,700

(1)Agreement was amended and renewed on May 2, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(2)Agreement was amended and renewed on September 6, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(3)Agreement expired on March 11, 2024 and was not renewed.
(4) The 2024 Notes matured on September 1, 2024 and are no longer outstanding.

Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of September 30, 2024 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity	Weighted-Average Interest Rate
JPMorgan Chase Bank, N.A.	May 1, 2025	$150	$78	$72	6.56%
UBS AG	September 5, 2025	150	70	80	6.58%
	Total	$300	$148	$152
In accordance with the master repurchase agreements, the Lenders agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of September 30, 2024 and December 31, 2023, $155 million and $99 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2024, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our repurchase agreements, see Note 11 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Convertible Senior Notes
The following tables summarize certain details related to our Notes as of the dates presented or for the periods ended (in millions, except interest rates):

					September 30, 2024		December 31, 2023
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
September 1, 2026	$499	1.375%	1.57%	March 1; September 1	$2	$733	$3	$681
May 15, 2025	419	2.75%	3.20%	May 15; November 15	1	461	3	560
September 1, 2024	—	0.75%	1.02%	March 1; September 1	—	—	1	825
Total	$918				$3	$1,194	$7	$2,066

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$2	$—	$2	$2	$—	$2
2025 Notes	3	1	4	4	—	4
2024 Notes	—	—	—	1	1	2
Total	$5	$1	$6	$7	$1	$8

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$5	$1	$6	$6	$1	$7
2025 Notes	9	2	11	12	1	13
2024 Notes	3	1	4	3	2	5
Total	$17	$4	$21	$21	$4	$25

The Notes are senior unsecured obligations. The 2026 Notes are classified as long-term debt and the 2025 Notes are classified as current liabilities in our condensed consolidated balance sheets based on their contractual maturity dates. Interest on the Notes is paid semi-annually in arrears. The estimated fair value of the Notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.
The Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. They will mature on their respective maturity dates, unless earlier repurchased, redeemed or converted in accordance with their terms. The following table summarizes the conversion and redemption options with respect to the Notes:

	Early Conversion Date	Conversion Rate	Conversion Price	Optional Redemption Date
2026 Notes	March 1, 2026	22.9830	$43.51	September 5, 2023
2025 Notes	November 15, 2024	14.8810	$67.20	May 22, 2023
The 2024 Notes matured on September 1, 2024. During the period from March 1, 2024 through the close of business on August 29, 2024, holders of the 2024 Notes elected to convert all outstanding 2024 Notes in accordance with the terms of the indenture. We settled these conversions with aggregate cash payments totaling $610 million, which included $608 million in principal repayments, $2 million for accrued interest and a nominal cash payment in lieu of fractional shares, and the issuance of 1.9 million shares of Class C capital stock.
In September 2024, we received 2.1 million shares of Class C capital stock from the settlement of the capped call transactions we entered into in connection with the issuance of the 2024 Notes. Under applicable Washington State law, the acquisition of a corporation’s own shares is not disclosed separately as treasury stock in the financial statements and such shares are treated as authorized but unissued shares. We record acquisitions of our shares of capital stock as a reduction to capital stock at the par value of the shares reacquired, then to additional paid-in capital until it is depleted to a nominal amount, with any further excess recorded to retained earnings. We recorded an offsetting increase to additional paid-in capital for the unwind of the capped call transactions.
There were no repurchases of Notes during the three months ended September 30, 2024. During the nine months ended September 30, 2024 and in accordance with our Repurchase Authorizations, we repurchased $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest, resulting in a loss on extinguishment of debt of $1 million, recognized in our condensed consolidated statements of operations. On or after November 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2025 Notes, holders may convert the 2025 Notes at their option at the applicable Conversion Rate then in effect. Any conversions of the 2025 Notes will be settled on the maturity date.
On October 8, 2024, we submitted notice to the trustee to exercise our right to redeem the remaining $499 million in aggregate principal amount of the 2026 Notes on December 18, 2024 (the “Redemption Date”). We have elected to settle any conversions through a combination of cash and shares of Class C capital stock. The 2026 Notes may be converted by the holders at any time prior to 5:00 p.m. (New York City time) on December 17, 2024. The conversion rate for the 2026 Notes is 22.9830 shares of Class C capital stock per $1,000 principal amount of 2026 Notes converted (subject to adjustment under certain circumstances as set forth in the indenture governing the 2026 Notes). For any holder of the 2026 Notes that does not elect to convert their 2026 Notes, we will be required to redeem the 2026 Notes in cash at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date. These settlements will reduce our outstanding convertible senior notes, net of current portion in our condensed consolidated balance sheet.

The following table summarizes certain details related to the capped call confirmations with respect to the 2026 Notes:

Maturity Date	Initial Cap Price	Cap Price Premium
September 1, 2026	$80.5750	150%
For additional details related to our Notes, see Note 11 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Note 8. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of September 30, 2024 and December 31, 2023, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.4 billion as of December 31, 2023, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $56 million (tax effected) as of December 31, 2023.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three or nine month periods ended September 30, 2024 and 2023.
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
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of September 30, 2024, $381 million remained available for future repurchases pursuant to the Repurchase Authorizations.
There were no share repurchases during the three months ended September 30, 2024. The following tables summarize our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended September 30, 2023
	Class A common stock	Class C capital stock
Shares repurchased	965	932
Weighted-average price per share	$52.57	$52.80
Total purchase price	$50	$50

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	1,100	5,996	1,775	5,411
Weighted-average price per share	$42.26	$42.45	$48.71	$46.15
Total purchase price	$46	$255	$86	$250

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
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2024:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	32,524	$44.18	6.9	$495
Granted	3,311	55.16
Exercised	(2,517)	38.11
Forfeited or canceled	(553)	44.24
Outstanding at September 30, 2024	32,765	45.75	6.4	639
Vested and exercisable at September 30, 2024	22,601	45.06	5.5	465
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	55%	62%	55% - 61%	55% - 62%
Risk-free interest rate	3.74%	4.34%	3.74% - 4.50%	3.75% - 4.34%
Weighted-average expected life	5.5 years	5.3 years	5.5 - 6.8 years	5.3 - 6.5 years
Weighted-average fair value of options granted	$30.96	$27.26	$31.80	$24.06
As of September 30, 2024, there was a total of $270 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2024:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2024	12,038	$45.42
Granted	6,868	55.18
Vested	(4,967)	47.47
Forfeited	(878)	47.87
Unvested outstanding at September 30, 2024	13,061	49.61
As of September 30, 2024, there was a total of $603 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$3	$4	$11	$12
Sales and marketing	19	18	57	53
Technology and development	40	42	124	123
General and administrative	46	45	137	154
Total share-based compensation	$108	$109	$329	$342
Note 11. Net Loss Per Share
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net loss per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average Class C capital stock option awards outstanding	27,557	30,063	28,015	20,924
Weighted-average Class C capital stock restricted stock units outstanding	13,567	14,172	13,705	13,890
Class C capital stock issuable upon conversion of the Notes	27,276	33,855	30,826	33,855
Total Class C capital stock equivalents	68,400	78,090	72,546	68,669
Note 12. Commitments and Contingencies
Commitments
During the three and nine months ended September 30, 2024, there were no material changes to the commitments disclosed in Note 16 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of September 30, 2024 or December 31, 2023.

On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On November 8, 2019, we filed a motion to transfer venue and/or to dismiss the complaint. On December 2, 2019, IBM filed an amended complaint, and on December 16, 2019 we filed a renewed motion to transfer venue and/or to dismiss the complaint. The Company’s motion to transfer venue to the U.S. District Court for the Western District of Washington (the “Court”) was granted on May 28, 2020. On September 18, 2020, we filed four Inter Partes Review (“IPR”) petitions before the U.S. Patent and Trial Appeal Board (“PTAB”) seeking the PTAB’s review of the patentability with respect to three of the patents asserted by IBM in the lawsuit. On March 15, 2021, the PTAB instituted IPR proceedings with respect to two of the three patents for which we filed petitions. On March 22, 2021, the PTAB denied institution with respect to the last of the three patents. On January 22, 2021, the Court partially stayed the action with respect to all patents for which we filed an IPR and set forth a motion schedule. On March 8, 2021, IBM filed its second amended complaint. On March 25, 2021, we filed an amended motion for judgment on the pleadings. On July 15, 2021, the Court rendered an order in connection with the motion for judgment on the pleadings finding in our favor on two of the four patents on which we filed our motion. On August 31, 2021, the Court ruled that the parties will proceed with respect to the two patents for which it previously denied judgment, and vacated the stay with respect to one of the three patents for which Zillow filed an IPR, which stay was later reinstated by stipulation of the parties on May 18, 2022. On September 23, 2021, IBM filed a notice of appeal with the United States Court of Appeals for the Federal Circuit with respect to the August 31, 2021 judgment entered, which judgment was affirmed by the Federal Circuit on October 17, 2022. On March 3, 2022, the PTAB ruled on Zillow’s two remaining IPRs finding that Zillow was able to prove certain claims unpatentable, and others it was not. On October 28, 2022, the Court found one of the two patents upon which the parties were proceeding in this action as invalid, and dismissed IBM’s claim relating to that patent. Following the Court’s ruling, on October 28, 2022, the parties filed a joint stipulation with the Court seeking a stay of this action, which was granted by the Court on November 1, 2022. On November 25, 2022, Zillow filed a motion to join an IPR petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning the final remaining patent in this action, which the Court granted on April 20, 2023. On October 11, 2023, the PTAB ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023 (the “PTAB Appeal”), and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending PTAB Appeal. On June 21, 2024 we filed our response to the PTAB Appeal. On July 30, 2024, IBM filed its reply in further support of the PTAB Appeal. On September 3, 2024, we filed our reply in further support of our cross-appeal. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.
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

On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. We moved to dismiss the amended consolidated complaint on July 11, 2022, plaintiffs filed their opposition to the motion to dismiss on September 2, 2022, and we filed a reply in support of the motion to dismiss on October 11, 2022. On December 7, 2022, the Court rendered its decision granting defendants’ motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, the defendants filed their answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, we filed our opposition on April 26, 2024 and plaintiffs filed their reply on June 7, 2024. On August 16, 2024, plaintiffs filed an amended complaint, and on September 13, 2024, we filed our answer to the amended complaint. On August 23, 2024, the Court issued an order granting class certification. On September 6, 2024, we filed a petition for permission to appeal the class certification order, on September 16, 2024 plaintiffs filed their opposition to our petition, and on September 23, 2024, we filed our reply in further support of the petition. On October 24, 2024, the Ninth Circuit issued an order granting Zillow permission to appeal. On November 1, 2024, the Court issued an order staying the Federal Securities Suit pending the outcome of the appeal. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit.
On March 10, 2022, May 5, 2022 and July 20, 2022, shareholder derivative suits were filed in Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County (the “2022 State Suit”), against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On June 1, 2022 and September 14, 2022, the Court issued orders consolidating the three federal derivative suits and staying the consolidated action until further order of the Court, which stay was further continued by the Court on September 6, 2023. On September 15, 2022, the Superior Court of the State of Washington entered a temporary stay in the 2022 State Suit. Upon the filing of the defendants’ answer in the related securities class action lawsuit on January 23, 2023, the stay in the 2022 State Suit was lifted. A partial stay was then reentered in the 2022 State Suit, which expired on February 1, 2024. On May 17, 2024, the Superior Court issued an order staying the 2022 State Suit. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County (the “2023 State Suit”). On May 24, 2024, we filed a motion to dismiss and/or a motion to stay the 2023 State Suit. On September 13, 2024, the Superior Court issued an order staying the 2023 State Suit. On October 31, 2024, a shareholder derivative suit was filed in the U.S. District Court for the Western District of Washington, which is substantially similar to the other shareholder derivative suits. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.
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
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Residential	$405	$362	$1,207	$1,103
Rentals	123	99	337	264
Mortgages	39	24	104	74
Other	14	11	34	30
Total revenue	$581	$496	$1,682	$1,471
Contract Balances
Contract assets totaled $148 million and $90 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the average remaining recognition period for our contract asset related to our Premier Agent Flex offering is five months.
For the three months ended September 30, 2024, the opening balance of deferred revenue was $59 million, of which $51 million was recognized as revenue during the period. For the three months ended September 30, 2023, the opening balance of deferred revenue was $49 million, of which $46 million was recognized as revenue during the period.
For the nine months ended September 30, 2024, the opening balance of deferred revenue was $52 million, of which $50 million was recognized as revenue during the period. For the nine months ended September 30, 2023, the opening balance of deferred revenue was $44 million, of which $43 million was recognized as revenue during the period.

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
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage origination business and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including ShowingTime+, Spruce and Follow Up Boss.
As of September 30, 2024, we had 6,835 employees, compared to 6,263 employees as of December 31, 2023.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, volatility in mortgage interest rates, volatility in rental occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to industry data from NAR, total transaction value increased 2% during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and 3% during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Despite the current market factors mentioned above, we continue to invest in the growth of our business. We believe this continued investment has resulted in year over year total revenue results, described below, for the three and nine months ended September 30, 2024 as compared to the same periods in the prior year, that exceeded industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
Revenue generated through ShowingTime+ includes ShowingTime revenue, which is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. ShowingTime+ revenue also includes our dotloop real estate transaction management software-as-a-service solution, as well as Zillow Showcase, a listing marketing package.
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
Financial Overview
For the three months ended September 30, 2024 and 2023, we generated total revenue of $581 million and $496 million, respectively, an increase of 17%. The increase in total revenue was primarily attributable to the following:
•Residential revenue increased by $43 million, or 12%, to $405 million, due to increases in residential revenue per visit and the number of visits.
•Rentals revenue increased by $24 million, or 24%, to $123 million, due to increases in average monthly rentals unique visitors and quarterly revenue per average monthly rentals unique visitor.
•Mortgages revenue increased by $15 million, or 63%, to $39 million, driven by an increase in mortgage originations revenue.
During the three months ended September 30, 2024 and 2023, we generated gross profit of $441 million and $386 million, respectively, an increase of 14%.
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

Universal Analytics is no longer offered by Google as of July 1, 2024 and has been replaced by Google Analytics 4. As a result of this change, from January 1, 2024 through June 30, 2024, we measured visits to Zillow using an internal measurement tool, but continued to use Universal Analytics to measure visits to StreetEasy. As of July 1, 2024, we measure visits to both Zillow and StreetEasy using an internal measurement tool, and visits to Zillow and StreetEasy end after thirty minutes of user inactivity or at midnight. Trulia continues to measure visits with Adobe Analytics, and visits to Trulia end after thirty minutes of user inactivity.
We believe the use of an internal measurement tool to measure visits to Zillow and StreetEasy allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period visits to Zillow to conform with the current period measurement methodology. The change in our measurement platform for visits resulted in an approximately 10% decrease in reported visits for both the three and nine month periods ended September 30, 2023, primarily driven by the methodology for campaign changes.
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages), recast for prior periods, as described above:

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % Change
	2024	2023		2024	2023
Visits	2,440	2,366	3%	7,251	6,995	4%
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
Prior to January 1, 2024, we measured unique users for Zillow, StreetEasy and HotPads using Universal Analytics. As discussed above, Universal Analytics is no longer offered as of July 1, 2024 and has been replaced by Google Analytics 4. As a result of this change, from January 1, 2024 through June 30, 2024, we measured unique users for Zillow using an internal measurement tool, but continued to use Universal Analytics to measure unique users for StreetEasy and HotPads. As of July 1, 2024, we measure visits to Zillow, StreetEasy and HotPads using an internal measurement tool. Trulia continues to measure unique users with Adobe Analytics.
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
We believe the use of an internal measurement tool to measure unique users for Zillow, StreetEasy and HotPads allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period unique users for Zillow to conform to the current period measurement methodology. The change in our measurement platform for unique users resulted in an approximately 2% increase in reported unique users for both the three and nine month periods ended September 30, 2023.

The following table presents our average monthly unique users for the periods presented (in millions, except percentages), recast for prior periods, as described above:

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % Change
	2024	2023		2024	2023
Average monthly unique users	233	230	1%	227	226	—%
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2023 to 2024 % Change	Nine Months Ended September 30,		2023 to 2024 % Change
	2024	2023		2024	2023
Purchase loan origination volume	$812	$452	80%	$2,169	$1,047	107%
Refinance loan origination volume	7	5	40%	14	12	17%
Total loan origination volume	$819	$457	79%	$2,183	$1,059	106%
During the three and nine month periods ended September 30, 2024, total loan origination volume increased 79% and 106%, respectively, compared to the three and nine month periods ended September 30, 2023. These increases were primarily driven by the continued growth in Zillow Home Loans purchase loan originations as we prioritize growth in Zillow Home Loans purchase originations.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended September 30,		2023 to 2024		Three Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Residential	$405	$362	$43	12%	70%	73%
Rentals	123	99	24	24	21	20
Mortgages	39	24	15	63	7	5
Other	14	11	3	27	2	2
Total revenue	$581	$496	$85	17%	100%	100%

					% of Total Revenue
	Nine Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Residential	$1,207	$1,103	$104	9%	72%	75%
Rentals	337	264	73	28	20	18
Mortgages	104	74	30	41	6	5
Other	34	30	4	13	2	2
Total revenue	$1,682	$1,471	$211	14%	100%	100%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Total revenue increased $85 million, or 17%, to $581 million:
•Residential revenue increased $43 million, or 12%. The increase in Residential revenue was partially driven by an 8% increase in Residential revenue per visit to $0.166 for the three months ended September 30, 2024 from $0.153 for the three months ended September 30, 2023, primarily due to the inclusion of revenue from Follow Up Boss, which we acquired in December 2023, growth in our Premier Agent revenue primarily due to continued improvement in our ability to convert connections into transactions, an increase in ShowingTime+ revenue as we expanded software services available to sellers and listing agents, and growth in our new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. Residential revenue was also positively impacted by a 3% increase in the number of visits for the three months ended September 30, 2024 from the three months ended September 30, 2023. We expect Residential revenue to decrease in absolute dollars during the three months ending December 31, 2024, primarily due to the impact of seasonality on the residential real estate market.
•Rentals revenue increased $24 million, or 24%. The increase in Rentals revenue was primarily due to growth in average monthly rentals unique visitors, which increased 20% to 36 million during the three months ended September 30, 2024, from 30 million during the three months ended September 30, 2023. We have estimated average monthly rentals unique visitors using Comscore data as of September 2024, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites. The increase in Rentals revenue was also driven by a 4% increase in quarterly revenue per average monthly rentals unique visitor to $3.42 for the three months ended September 30, 2024, from $3.30 for the three months ended September 30, 2023, primarily driven by growth in multifamily property listings, which drove a 38% increase in multifamily rentals revenue. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period.
•Mortgages revenue increased $15 million, or 63%. This increase was primarily driven by a $16 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 79% increase in total loan origination volume to $819 million for the three months ended September 30, 2024 from $457 million for the three months ended September 30, 2023, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 21% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of IRLCs and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Total revenue increased $211 million, or 14%, to $1.7 billion:
•Residential revenue increased $104 million, or 9%. The increase in Residential revenue was driven by a 6% increase in Residential revenue per visit to $0.166 for the nine months ended September 30, 2024 from $0.158 for the nine months ended September 30, 2023, primarily due to the inclusion of revenue from Follow Up Boss, which we acquired in December 2023, growth in our Premier Agent revenue primarily due to continued improvement in our ability to convert connections into transactions, an increase in ShowingTime+ revenue as we expanded software services available to sellers and listing agents, and accelerating growth in our new construction revenue. The increase in Residential revenue was also attributable to a 4% increase in the number of visits for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
•Rentals revenue increased $73 million, or 28%. The increase in Rentals revenue was primarily due to a 24% increase in quarterly revenue per average monthly rentals unique visitor to $3.62 for the nine months ended September 30, 2024 as compared to $2.93 for the nine months ended September 30, 2023, primarily driven by growth in multifamily property listings, which drove a 42% increase in multifamily rentals revenue. The increase in rentals revenue was also due to growth in the number of average monthly rentals unique visitors, which increased 3% to 31 million during the nine months ended September 30, 2024, from 30 million during the nine months ended September 30, 2023.
•Mortgages revenue increased $30 million, or 41%. This increase was driven by a $45 million increase in mortgage originations revenue, partially offset by a $12 million decrease in Custom Quote and Connect advertising services revenue. The increase in mortgage originations revenue was primarily due to a 106% increase in total loan origination volume to $2.2 billion for the nine months ended September 30, 2024 from $1.1 billion for the nine months ended September 30, 2023, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 20% increase in gain on sale margin. The increase in mortgage originations revenue was partially offset by a $12 million decrease in Custom Quote and Connect advertising services revenue, which was primarily due to a 20% decrease in leads generated from marketing products sold to mortgage professionals. This decrease in leads was primarily driven by our focus on organic growth of our mortgage origination business.
Adjusted EBITDA

The following table summarizes net loss and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Three Months Ended September 30,		2023 to 2024		Three Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023
Net loss	$(20)	$(28)	$8	29%	(3)%	(6)%
Adjusted EBITDA	$127	$107	$20	19%	22%	22%

					% of Revenue
	Nine Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023
Net loss	$(60)	$(85)	$25	29%	(4)%	(6)%
Adjusted EBITDA	$386	$322	$64	20%	23%	22%
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(20)	$(28)	$(60)	$(85)
Income taxes	—	—	4	1
Other income, net	(34)	(34)	(101)	(108)
Depreciation and amortization	63	49	178	134
Share-based compensation	108	109	329	342
Impairment and restructuring costs	—	1	6	9
Acquisition-related costs	1	1	1	2
Loss on extinguishment of debt	—	—	1	—
Interest expense	9	9	28	27
Adjusted EBITDA	$127	$107	$386	$322

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended September 30,		2023 to 2024		Three Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Cost of revenue	$140	$110	$30	27%	24%	22%
Gross profit	441	386	55	14	76	78
Operating expenses:
Sales and marketing	217	164	53	32	37	33
Technology and development	145	142	3	2	25	29
General and administrative	123	131	(8)	(6)	21	26
Impairment and restructuring costs	—	1	(1)	(100)	—	—
Acquisition-related costs	1	1	—	—	—	—
Total operating expenses	486	439	47	11	84	89
Other income, net	34	34	—	—	6	7
Interest expense	9	9	—	—	2	2
Income tax expense	—	—	—	—	—	—

					% of Total Revenue
	Nine Months Ended September 30,		2023 to 2024		Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages, unaudited)
Cost of revenue	$393	$306	$87	28%	23%	21%
Gross profit	1,289	1,165	124	11	77	79
Operating expenses:
Sales and marketing	588	493	95	19	35	34
Technology and development	436	419	17	4	26	28
General and administrative	386	407	(21)	(5)	23	28
Impairment and restructuring costs	6	9	(3)	(33)	—	1
Acquisition-related costs	1	2	(1)	(50)	—	—
Total operating expenses	1,417	1,330	87	7	84	90
Loss on extinguishment of debt	1	—	1	—	—	—
Other income, net	101	108	(7)	(6)	6	7
Interest expense	28	27	1	4	2	2
Income tax expense	4	1	3	300	—	—

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

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Cost of revenue increased $30 million, or 27%, primarily driven by increases of $14 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, $4 million in mortgage loan processing costs due to increased purchase loan origination volume, $3 million in lead acquisition costs related to partnerships, and $2 million in connectivity costs.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Cost of revenue increased $87 million, or 28%, primarily driven by increases of $47 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, $12 million in mortgage loan processing costs due to increased purchase loan origination volume, $7 million in lead acquisition costs related to partnerships, $5 million in connectivity costs, and $4 million in headcount-related expenses, including share-based compensation expense.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Gross profit increased by $55 million, or 14%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 78% to 76%.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Gross profit increased by $124 million, or 11%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 79% to 77%.
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
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Sales and marketing expenses increased $53 million, or 32%, due to increases of $25 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace and $23 million in headcount-related expenses, including share-based compensation expense. We expect sales and marketing expenses to decrease in absolute dollars during the three months ending December 31, 2024 as marketing and advertising costs decrease in line with typical seasonal media spend.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Sales and marketing expenses increased $95 million, or 19%, due to increases of $52 million in headcount-related expenses, including share-based compensation expense, $33 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace, and $4 million in travel expenses.
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

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Technology and development expenses increased $3 million, or 2%, due primarily to an increase of $3 million in headcount-related expenses, including share-based compensation expense.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Technology and development expenses increased $17 million, or 4%, due to increases of $19 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our businesses, $7 million in software and hardware costs, and $3 million in travel expenses. These increases were partially offset by a $10 million decrease in third-party professional service fees driven by active cost management.
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
Three months ended September 30, 2024 compared to three months ended September 30, 2023
General and administrative expenses decreased $8 million, or 6%, primarily due to a $6 million decrease in third party professional service fees driven by active cost management and a $5 million decrease in rent expense primarily driven by cost savings associated with changes in the use of certain office space in our lease portfolio. These decreases were partially offset by an increase of $4 million due to the change in fair value of contingent consideration associated with our acquisition of Follow Up Boss.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
General and administrative expenses decreased $21 million, or 5%, primarily due to a decrease of $18 million in headcount-related expenses, including share-based compensation expense. The decrease in headcount-related expenses was primarily driven by $18 million in share-based compensation expense associated with the departures of certain executive personnel incurred during the nine months ended September 30, 2023. The decrease in general and administrative expenses was also due to a $12 million decrease in rent expense primarily driven by cost savings associated with changes in the use of certain office space in our lease portfolio. These decreases were partially offset by increases of $8 million due to the change in fair value of contingent consideration associated with our acquisition of Follow Up Boss and $3 million in travel expenses.
Impairment and Restructuring Costs
Impairment and restructuring costs were not material for the three months ended September 30, 2024 and 2023. Impairment and restructuring costs were $6 million and $9 million for the nine months ended September 30, 2024 and 2023, respectively, and were primarily associated with changes in the use of certain office space in our lease portfolio. Impairment and restructuring costs incurred during the nine months ended September 30, 2023 also included $3 million that pertained to employee termination costs.
Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments and fair value adjustments on an outstanding warrant.
Other income, net decreased $7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and was primarily driven by fair value adjustments on an outstanding warrant, partially offset by increases in returns on investments due to the higher interest rate environment as compared to the prior year period.
Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of September 30, 2024 and December 31, 2023, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.4 billion as of December 31, 2023, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $56 million (tax effected) as of December 31, 2023.
Income tax expense was not material for the three and nine month periods ended September 30, 2024 and 2023.
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
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, investments in new products and services, and continued investments in sales and marketing. We also use cash flows from operations to service our debt obligations and to repurchase Class A common stock, Class C capital stock, outstanding Notes or a combination thereof through our Repurchase Authorizations or otherwise.
Sources of Liquidity
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents, investments and restricted cash of $2.2 billion and $2.8 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market funds. Investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities, and commercial paper. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination business. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of September 30, 2024, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Nine Months Ended September 30,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$306	$268
Net cash provided by investing activities	121	339
Net cash used in financing activities	(847)	(226)
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

For the nine months ended September 30, 2024, net cash provided by operating activities was $306 million. This was driven by a net loss of $60 million, adjusted by share-based compensation of $329 million, depreciation and amortization of $178 million, accretion of bond discount of $23 million, amortization of contract cost assets of $14 million, amortization of right of use assets of $8 million, impairment costs of $6 million, amortization of debt issuance costs of $4 million, and $14 million in other adjustments to reconcile net loss to cash provided by operating activities. Changes in operating assets and liabilities decreased cash provided by operating activities by $164 million. The changes in operating assets and liabilities are primarily related to a $73 million increase in prepaid expenses and other current assets primarily due to an increase in revenue from products and services billed in arrears, a $64 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $31 million decrease in lease liabilities due to contractual lease payments, a $21 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, and a $15 million increase in contract cost assets primarily due to capitalized sales commissions. These changes were partially offset by a $25 million increase in accounts payable driven by the timing of payments, an $8 million increase in accrued expenses and other current liabilities primarily driven by the timing of billings, and a $5 million increase in deferred revenue consistent with an increase in revenue.
For the nine months ended September 30, 2023, net cash provided by operating activities was $268 million. This was driven by a net loss of $85 million, adjusted by share-based compensation of $342 million, depreciation and amortization of $134 million, accretion of bond discount of $29 million, amortization of right of use assets of $18 million, amortization of contract cost assets of $16 million, impairment costs of $6 million, and amortization of debt issuance costs of $4 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $135 million. The changes in operating assets and liabilities are primarily related to a $55 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $26 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $24 million decrease in lease liabilities due to contractual lease payments, a $22 million increase in prepaid expenses and other current assets primarily due to an increase in revenue from products and services billed in arrears, a $16 million increase in contract cost assets primarily due to capitalized sales commissions, a $4 million decrease in other long term liabilities, and a $3 million decrease in accrued expenses and other current liabilities. These changes were partially offset by a $7 million increase in accounts payable and a $4 million increase in accrued compensation and benefits both driven by the timing of payments, and a $4 million increase in deferred revenue.
Cash Flows Provided By Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.
For the nine months ended September 30, 2024, net cash provided by investing activities was $121 million. This was the result of $251 million of net proceeds from maturities and sales of investments and $130 million of purchases of property and equipment and intangible assets.
For the nine months ended September 30, 2023, net cash provided by investing activities was $339 million. This was the result of $498 million of net proceeds from the maturity of investments, $125 million of purchases of property and equipment and intangible assets, and $34 million of cash paid for acquisitions, net of cash acquired.
Cash Flows Used In Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on the warehouse line of credit and master repurchase agreements related to Zillow Home Loans and settlement of long-term debt including a portion of the Notes.
For the nine months ended September 30, 2024, net cash used in financing activities was $847 million, which primarily related to $697 million of cash paid for the settlement of the 2024 Notes and partial repurchase of the 2025 Notes, and $301 million of cash paid for share repurchases. The cash outflows were partially offset by $96 million of proceeds from the exercise of option awards and $55 million of net borrowings on our master repurchase agreements related to Zillow Home Loans.
For the nine months ended September 30, 2023, net cash used in financing activities was $226 million, which primarily related to $336 million of cash paid for share repurchases, partially offset by $56 million of proceeds from the exercise of option awards and $54 million of net borrowings on our warehouse line of credit and master repurchase agreements related to Zillow Home Loans.

Capital Resources
Notes
As of September 30, 2024, we have a total of $918 million aggregate principal amount of Notes outstanding. The Notes are senior unsecured obligations, and interest on the Notes is paid semi-annually. The following table summarizes our Notes as of the periods presented (in millions, except interest rates):

			September 30, 2024	December 31, 2023
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Carrying Value	Carrying Value
September 1, 2026	$499	1.375%	$497	$496
May 15, 2025	419	2.75%	418	504
September 1, 2024	—	0.75%	—	607
Total	$918		$915	$1,607
Settlement of 2024 Notes. The 2024 Notes matured on September 1, 2024. During the period from March 1, 2024 through the close of business on August 29, 2024, holders of the 2024 Notes elected to convert all outstanding 2024 Notes in accordance with the terms of the indenture. We settled these conversions with aggregate cash payments totaling $610 million, which included $608 million in principal repayments, $2 million for accrued interest and a nominal cash payment in lieu of fractional shares, and the issuance of 1.9 million shares of Class C capital stock. In September 2024, we received 2.1 million shares of Class C capital stock from the settlement of the capped call transactions we entered into in connection with the issuance of the 2024 Notes.
2025 Notes. We may from time to time seek to redeem, retire or purchase outstanding debt through cash purchases and/or exchanges for cash, shares of stock or a combination of cash and stock, pursuant to the redemption terms of such debt securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
There were no repurchases of Notes during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we repurchased $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest.
On or after November 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2025 Notes, holders may convert the 2025 Notes at their option at the applicable Conversion Rate then in effect. Any conversions of the 2025 Notes will be settled on the maturity date. We expect to settle the principal amount of the 2025 Notes in cash and any conversion premium in shares of Class C capital stock. In addition, we may redeem the 2025 Notes if the last reported sale price of our Class C capital stock equals or exceeds $87.36 per share (130% of the conversion price) for a specified period of trading days. If we elect to redeem the 2025 Notes, we would expect to settle any conversions in cash up to the principal amount and shares of Class C capital stock for any conversion obligation in excess of the principal amount.
Redemption of 2026 Notes. On October 8, 2024, we submitted notice to the trustee to exercise our right to redeem the remaining $499 million in aggregate principal amount of the 2026 Notes on December 18, 2024 (the “Redemption Date”). The 2026 Notes may be converted by the holders at any time prior to 5:00 p.m. (New York City time) on December 17, 2024. The conversion rate for the 2026 Notes is 22.9830 shares of Class C capital stock per $1,000 principal amount of 2026 Notes converted (subject to adjustment under certain circumstances as set forth in the indenture governing the 2026 Notes). We expect to settle the principal amount of the 2026 Notes in cash and any conversion premium in shares of Class C capital stock. For any holder of the 2026 Notes that does not elect to convert their 2026 Notes, we will be required to redeem the 2026 Notes in cash at a redemption price equal to 100% of the principal amount of 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date.
Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our Notes, including conversion rates, conversion and redemption dates and the related capped call transactions.

Share Repurchases
The Board has authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding Notes or a combination thereof. During the nine months ended September 30, 2024, we repurchased 1.1 million shares of Class A common stock and 6 million shares of Class C capital stock at an average price of $42.26 and $42.45 per share, respectively, for an aggregate purchase price of $46 million and $255 million, respectively. As of September 30, 2024, $381 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on these authorizations, see Notes 11 and 13 of our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at September 30, 2024	Outstanding Borrowings at December 31, 2023	Weighted Average Interest Rate at September 30, 2024
JPMorgan Chase Bank, N.A.(1)	May 1, 2025	$150	$78	$40	6.56%
UBS AG(2)	September 5, 2025	150	70	45	6.58%
Atlas Securitized Products, L.P.(3)	March 11, 2024	—	—	8	—%
	Total	$300	$148	$93
(1) Agreement was amended and renewed on May 2, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(2) Agreement was amended and renewed on September 6, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(3) Agreement expired on March 11, 2024 and was not renewed.

Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Group’s master repurchase agreements.
Contractual Obligations and Other Commitments
Notes - Includes the aggregate principal amounts of the Notes due on their contractual maturity dates, as well as the associated coupon interest. As of September 30, 2024, we have an outstanding aggregate principal amount of $918 million, $419 million of which is payable within 12 months. Future interest payments associated with the Notes total $25 million, with $18 million payable within 12 months. Subsequent to September 30, 2024, we provided notice to the trustee that we will redeem the remaining $499 million in aggregate principal amount of the 2026 Notes on December 18, 2024. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for maturity dates, stated interest rates and additional information on our Notes.
Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of September 30, 2024, we have outstanding principal amounts of $148 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio primarily comprises operating leases for our office space. During the nine months ended September 30, 2024, there were no material changes to our operating lease obligations disclosed in Note 10 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additionally, as of September 30, 2024, we had outstanding letters of credit of approximately $11 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.

Contingent Consideration - In connection with the acquisition of Follow Up Boss, we are obligated to pay contingent consideration upon the achievement of certain performance metrics over a three-year period. For additional information regarding this contingent consideration, see Note 3 and Note 5 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Purchase Obligations - We have non-cancelable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. During the nine months ended September 30, 2024, there were no material changes to the purchase commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of September 30, 2024, we had approximately $918 million aggregate principal amount of Notes. All outstanding Notes bear fixed rates of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of the Notes change primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of September 30, 2024 and December 31, 2023, we had $148 million and $93 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our annual interest expense associated with the master repurchase agreements as of September 30, 2024 and December 31, 2023.
For additional details related to our credit facilities and Notes, see Note 7 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several quarters. In response to ongoing inflationary pressures in the United States, the Federal Reserve implemented a number of increases to the federal funds rate during 2022 and 2023. Despite inflation stabilizing beginning in the second half of 2023 and the federal funds rate decreasing in the second half of 2024, prior federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2024, there were no unregistered sales of equity securities during the three months ended September 30, 2024.
Purchase of Equity Securities by the Issuer
None.

Item 5. Other Information
Trading Plans
On August 30, 2024, Dan Spaulding, Chief People Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. This 10b5-1 sales plan provides for (1) the sale of up to 244,997 shares of Class C capital stock related to the exercise of option awards granted to Mr. Spaulding and (2) the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Spaulding. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan related to vesting of restricted stock unit awards is not yet determinable because (i) certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan and (ii) for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding prior to any sale occurring under the terms of the plan. This 10b5-1 sales plan will become effective on November 29, 2024 and will terminate on May 21, 2026, subject to earlier termination as provided in the plan.
On September 4, 2024, Jeremy Hofmann, Chief Financial Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. This 10b5-1 sales plan provides for (1) the sale of up to 100,000 shares of Class C capital stock related to the exercise of option awards granted to Mr. Hofmann and (2) the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Hofmann. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan related to vesting of restricted stock unit awards is not yet determinable because (i) certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan and (ii) for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding prior to any sale occurring under the terms of the plan. This 10b5-1 sales plan will become effective on December 4, 2024 and will terminate on December 31, 2025, subject to earlier termination as provided in the plan.

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

Dated: November 6, 2024	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer