Form 10-K
period 2024-12-31
ZILLOW GROUP, INC.
filed 2025-02-11
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock and Class C capital stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $9.4 billion.
As of February 4, 2025, 54,333,292 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 182,007,337 shares of Class C capital stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2025 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2024 fiscal year.

ZILLOW GROUP, INC.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2024

i

GLOSSARY OF TERMS
As used in this Annual Report on Form 10-K, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation, Acronym or Common Term	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Annual Report on Form 10-K
2024 Notes	0.75% Convertible Senior Notes due September 1, 2024
2025 Notes	2.75% Convertible Senior Notes due May 15, 2025
2026 Notes	1.375% Convertible Senior Notes due September 1, 2026
AI	Artificial intelligence
Aryeo	Aryeo, Inc., a wholly owned subsidiary acquired on July 31, 2023
Board	Board of Directors of Zillow Group, Inc.
Enhanced Markets
Geographies where Zillow is investing to provide an integrated home-buying experience, enabling consumers to digitally and seamlessly move through the process—from touring to closing—with support from Premier Agent partners and Zillow Home Loans loan officers.

ESG	Environmental, Social and Governance
FASB	Financial Accounting Standards Board
Follow Up Boss	Enchant, LLC, d/b/a Follow Up Boss, a wholly owned subsidiary acquired on December 8, 2023
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	UBS AG, JPMorgan Chase Bank, N.A., and prior to the master repurchase agreement expiration in March 2024, Atlas Securitized Products, L.P.
MBS	Mortgage-backed security
MLS	Multiple Listing Service
NAR	National Association of REALTORS®
Notes
Aggregate of outstanding convertible senior notes, inclusive of (1) the 2025 Notes, (2) the 2026 Notes prior to their settlement in December 2024, and (3) the 2024 Notes prior to their settlement in September 2024

OECD	Organization for Economic Co-operation and Development
PCAOB	Public Company Accounting Oversight Board
Pillar Two	Pillar Two Global Anti-Base Erosion
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, Notes, or a combination thereof
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Spruce	Refers to substantially all assets and liabilities of Spruce Holdings, Inc. and certain affiliated entities, which assets and liabilities were acquired on September 11, 2023
TAM	Total Addressable Market
TTV	Total Transaction Value for the residential real estate industry

ii

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) of this report, including, but not limited to risks related to:
•the health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues;
•our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners;
•our ability to establish or maintain relationships with listing and data providers, which affects traffic to our mobile applications and websites;
•our ability to comply with current and future rules and requirements promulgated by NAR, MLSs, or other real estate industry groups or governing bodies, or decisions to repeal, amend, or not enforce such rules and requirements;
•our ability to navigate industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations, which may include lawsuits, settlements or investigations in which we are not a named party, such as the NAR settlement agreement entered into on March 15, 2024;
•uncertainties related to changes resulting from the November 2024 elections in the United States;
•our ability to continue to innovate and compete to attract customers and real estate partners;
•our ability to effectively invest resources to pursue new strategies, develop new products and services and expand existing products and services into new markets;
•our ability to operate and grow Zillow Home Loans’ mortgage operations, including the ability to obtain or maintain sufficient financing to fund the origination of mortgages, meet customers’ financing needs with product offerings, continue to grow origination operations and resell originated mortgages on the secondary market;
•the duration and impact of natural disasters, climate change, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services, or general economic conditions;
•our targets and disclosures related to ESG matters;
•our ability to maintain adequate security controls or technology systems, or those of third parties on which we rely, to protect data integrity and the information and privacy of our customers and other third parties;
•our ability to navigate any significant disruption in service on our mobile applications or websites or in our network;
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
•our ability to protect and continue using our intellectual property and prevent others from copying, infringing upon, or developing similar intellectual property, including as a result of generative AI);
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

PART I
Item 1. Business.
Overview
We are reimagining residential real estate to make home a reality for more and more people. As the most visited real estate website in the United States1, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, dedicated real estate professionals, and easier buying, selling, financing and renting experiences. Hundreds of millions of people visit our mobile applications and websites every month to support their journey.
At the core of Zillow is our living database of approximately 165 million U.S. homes and our differentiated content, most notably the Zestimate, our patented proprietary automated valuation model through which we provide home value estimates. With the launch of the Zestimate feature in 2006, we introduced important transparency to residential real estate in order to empower consumers to make better decisions. During 2024, our Zestimate feature had a median error rate of 2.0% for homes listed for sale and 7.1% for off-market homes. We believe our data and content has helped the Zillow brand become synonymous with residential real estate with Zillow being searched online more than the term “real estate” in the United States2.
We are helping renters, buyers, sellers, and real estate professionals across all their residential real estate needs through our “housing super app” which serves as an ecosystem of connected solutions for the tasks and services related to moving. We believe this allows us to build closer relationships with our customers to help them find and move into the places they call home, which is at the core of our mission. We strive to provide renters, buyers, sellers, real estate professionals, and the industry with the seamless, integrated, and tech-enabled experience they demand and deserve. We are focused on continually improving our consumer funnel, capturing consumer demand and connecting that demand to our partner network. We have made significant advancements in our strategy through growth and investments in the following areas:
•For Sale. The integrated transaction experience we have been building on Zillow is most fully experienced in our Enhanced Markets. Enhanced Markets are geographies in which consumers can easily navigate the home-buying process digitally and seamlessly. In these markets, consumers benefit from a more streamlined experience from touring to closing, with the support of our agent partners and Zillow Home Loans loan officers. As of December 31, 2024, we are active in 43 Enhanced Markets, which represents 21% of our total connections, or leads delivered to our Premier Agent partners. As we have continued to both launch into more Enhanced Markets and expand the experience within current Enhanced Markets, we have increased customer connection and conversion rates, which has increased our For Sale revenue relative to TTV. For Sale revenue includes our Residential and Mortgages revenue categories and represents our revenue from participation in residential real estate purchase and sale transactions. We define TTV as the number of existing residential homes sold during the relevant period multiplied by the average sales price of existing residential homes sold during the same period, according to residential real estate data collected and estimated by Zillow Group, as published monthly on our site. Our increased For Sale revenue per TTV is an indicator that our investments have driven outperformance relative to the industry in 2024. We will continue to monitor our For Sale revenue per TTV as a way to measure growth in our ability to connect and convert more buyers and sellers to transact with us. Additionally, Zillow Showcase listings are a tool for sellers to drive higher engagement to their listings, as our internal data shows that they typically drive more views, shares and saves, and enable those homes to sell faster and for more money than similar non-Showcase listings on our site. In 2024, we made Zillow Showcase available nationwide, and it is already on approximately 1.7% of new for sale listings.
•Industry Software. We are investing in digital solutions to empower real estate professionals to drive a better consumer experience for movers. Our software solutions are designed to make buying and selling a home easier, more efficient, and more digital, thereby delivering value for both real estate professionals and movers. As examples, we acquired Aryeo and Follow Up Boss, which provide real estate professionals tools to manage leads, create listings, and effectuate transactions. We will continue to invest in and implement digital solutions and services to make transacting in residential real estate easier for buyers, sellers and real estate professionals and to increase the number of customer transactions completed through Zillow.
1 Source: Comscore Media Metrix® Multi-Platform Key Measures, Real Estate, Total Audience, December 2024, U.S. report
2 Source: 2024 Google Trends report

•Rentals Marketplace. We are building a nationwide marketplace for renters and landlords, which aims to provide renters with a comprehensive listing of available rental inventory. Renters on Zillow can shop, tour, submit applications, sign a lease and pay rent securely. Landlords on Zillow can list, advertise, and access leasing and property management services. Our investments and efforts on our Rentals products and services have yielded growth in Rentals traffic, multifamily property count, and Rentals revenue during 2024 compared to the previous year.
We continue to operate in a macro housing environment that has experienced volatile mortgage rates and rental occupancy rates and low housing supply, which has led to affordability challenges for many potential buyers. Many potential sellers have postponed or forgone opportunities to sell, choosing instead to hold onto their existing lower-rate mortgages, limiting for sale housing supply as a result. However, while this shortfall of for-sale inventory has limited sales volume, prices have remained high as competition for the relatively few available for-sale homes remains firm. Conversely, as rental vacancy rates have increased and occupancy rates have decreased, we have seen increased demand for advertising. These macroeconomic factors and their impact on the residential real estate market have affected our business and influenced the resources we use to direct our operations.
Our chief executive officer, who acts as the chief operating decision maker, makes operating decisions and evaluates operating performance on the basis of the company as a whole. Accordingly, we operate as a single reportable segment.
Customer Offerings
To deliver on our mission, we strive to provide a seamless, integrated transaction experience for movers through Zillow, our network of trusted partners, our affiliated brands, and through a comprehensive suite of marketing software and technology solutions for the real estate industry, including ShowingTime+, Follow Up Boss and Spruce. We do this through a range of services designed to help our customers in whatever stage of the housing journey they may be in. This typically includes the need for multiple services simultaneously. Approximately 54% of sellers are also buying at the same time, and among renters with plans to move within the next year, 39% plan to buy their next home3.
Our services are primarily designed for the following:
•For Buyers and Sellers. When a buyer is ready to begin their home buying journey, we offer a variety of options depending on where they choose to start. After searching for a home on our mobile applications and websites, consumers can choose to meet with a local real estate professional by connecting with a Premier Agent partner, scheduling an in-person home tour powered by ShowingTime+, or obtaining financing through Zillow Home Loans. For customers who are focused on buying new construction homes, we connect them with our home builder partners. Once buyers find their home, they can choose to work with our Premier Agent partners and affiliated integrated services, including financing through Zillow Home Loans, to facilitate a seamless transaction experience. For sellers, we are focused on providing them multiple ways to sell their homes.
•For Real Estate Professionals. We are focused on providing real estate professionals multiple ways to power their businesses and differentiate themselves and their listings on Zillow. We offer a variety of advertising and software solutions to enable them to more effectively make transacting in residential real estate easier for buyers, sellers and real estate professionals. This includes continuing to integrate Follow Up Boss, a customer relationship management system for real estate professionals, into our suite of product offerings. This tech-enabled solution gives real estate professionals a central hub to organize and engage customers, close deals and build out their teams. As of December 31, 2024, more than 80% of Enhanced Market connections are being managed through Follow Up Boss.
•For Borrowers. Eighty percent of all homes purchased in the U.S. are financed with a mortgage, 40% of all homebuyers start their home buying process shopping for a mortgage, and 80% of those buyers don’t yet have an agent4. In order to address this opportunity, we provide buyers with multiple ways to pursue mortgage financing for their transaction. We provide the option to finance directly with Zillow Home Loans or to connect with our mortgage partners through our mortgage marketplace for both purchase and refinance opportunities. Zillow Home Loans, which is currently available in 49 states and the District of Columbia, originates mortgage loans and then generally sells the loans on the secondary market. In our Enhanced Markets, we are experiencing consistent buyer adoption rates across seasoned Enhanced Markets for Zillow Home Loans. We are also seeing higher transaction conversion rates for agent partners working with buyers who choose Zillow Home Loans.
3 Source: Zillow Group’s 2024 Consumer Housing Trends Report
4 Source: 2024 National Association of REALTORS® “2024 Home Buyers and Sellers Generational Trends Report” and Zillow internal estimates

•For Renters. During 2024, we estimate that there were almost three times more households moving to a new rental than purchasing a home in the United States5. In the U.S. market of nearly 49 million rental units6, we provide renters with the ability to search within our industry-leading set of rental listings, and with tools to tour, submit applications, sign a lease, and make secure rental payments, on participating listings. We offer multifamily property managers a variety of advertising products to market and fill their vacancies, and we assist longtail landlords (which we define as properties with less than 25 units) with listings, advertising, leasing and property management services through Zillow Rental Manager. In 2024, we entered into a strategic partnership with Realtor.com to provide all multifamily listings on their site, and we launched our first national marketing campaign for Zillow Rentals dedicated to apartment seekers. We have already seen success in our ongoing partnership and multifamily advertising campaign as evidenced by increased customer awareness and Rentals traffic.
Competitive Advantages
We believe we have the following competitive advantages:
•Large and trusted brand. The Zillow Group portfolio attracted an annual monthly high of 241 million unique users in July 2024 and approximately 9.3 billion visits in 2024, primarily to our Zillow, Trulia and StreetEasy portals. Today, more people search for “Zillow” than “real estate7” and we have the leading number of active app users in the residential real estate industry8. As a result, Zillow is the most visited9 and trusted10 brand in the online real estate industry.
•Living database of homes and superior data science and technology advantages. Our living database of approximately 165 million U.S. homes is the result of substantial investment, sophisticated economic and statistical analysis and complex data aggregation of multiple sources of property, transaction and listing data, including user generated updates to more than 45 million property records. This data is the foundation of our proprietary Zestimate, Rent Zestimate, Zillow Home Value Index, Zillow Observed Rent and Zillow Observed Renter Demand Index models, as well as our housing and business forecasts. Access to data also enables product innovation like our 3D touring and interactive floor plan products.
•Superior industry partnerships. We aim to partner with high-performing and service-focused industry partners who share our interests in providing the best-possible services to our shared customers. Zillow Group maintains strong partnerships and relationships with thousands of leading real estate agents, brokers, mortgage professionals, property managers, landlords, home builders, regional MLSs and more. Continually enhancing our partner network enables us to implement new products and features, introduce more customers to our best-performing partners and offer our shared customers an improved end-to-end transaction experience, including mortgages.
•Experienced, proven management team. We have a highly experienced management team who have successfully built Zillow and other brands into category leaders. We continue to add and develop executive talent with deep experience in technology and e-commerce businesses. We believe the skills and experiences of our management team provide strategic insights and abilities to deliver a seamless real estate transaction experience for our customers.
•Strong financial position. Our cash position, minimal debt obligations and operating cash flow give us the flexibility to continue to invest in our strategy. We are mindful of our costs, while prioritizing our investments to drive our revenue growth and pursue the large opportunities we see ahead of us, as we target sustainable profitable growth.
Total Addressable Market
We participate in large addressable markets of buying, selling, renting and financing residential real estate in the U.S. Our TAM includes Zillow’s estimate of total industry transaction fees derived from residential real estate transactions. In recent
5 Source: Estimate derived from Zillow internal estimates as of January 2025 of more than 12 million rental households moving to a new rental in 2024 as compared to 4.2 million existing and new homes sold in 2024 according to residential real estate data collected and estimated by Zillow Group, as published monthly on our site as of January 2025 and U.S. Census Bureau’s Monthly New Residential Sales, December 2024.
6 Source: 2024 U.S. Census Bureau’s Current Population Survey dated February 5, 2025
7 Source: 2024 Google Trends report
8 Source: data.ai for January 2024 - December 2024
9 Source: Comscore Media Metrix® Multi-Platform Key Measures, Real Estate, Total Audience, December 2024, U.S. report
10 Source: Life Story Research 2024 America’s Most Trusted® Home Search Website Study

years, we have invested in software services, including the acquisition of Follow Up Boss and the expansion of offerings through our ShowingTime+ suite of services, to further enhance our ability to facilitate real estate transactions with both buyers and sellers. In addition, we provide important adjacent services, such as mortgages through Zillow Home Loans. Our TAM also includes the rentals marketplace which includes rentals advertising and property management software spend.
Our TAM has been affected in recent years by macroeconomic conditions that have driven low housing inventory, volatility in mortgage interest rates, home price fluctuations, and volatility in rental occupancy rates. These factors have impacted the number of real estate transactions, need for advertising in our rentals marketplace, and demand for adjacent services. We believe we are well positioned to address existing and future demand for real estate transactions. The amounts listed below represent the estimated total industry size associated with these opportunities for the year ended December 31, 2024 (in billions):

Residential real estate industry transaction fees[11]	$82
U.S. mortgage origination revenue [12]	45
Title and escrow services transaction fees [13]	16
Rentals advertising spend[14]	16
Property management software revenue[15]	9
TAM	$168
We also may explore additional opportunities in the future, including but not limited to, home insurance, home renovation services, moving services and home appraisal services.
Seasonality
Portions of our business have historically been affected by seasonal fluctuations in the residential real estate market, advertising spend and other factors. We generally expect Residential and Rentals revenue to peak in the three months ended June 30th or September 30th, consistent with the average number of visits and unique users which have historically peaked during the same period. Within Mortgages revenue, we believe that seasonality would result in higher purchase origination volumes in the spring and summer high seasons, and our Connect and Custom Quote mortgage marketing products have displayed similar seasonal fluctuations. While our seasonality in revenue has been masked by macroeconomic factors such as interest rate and home price increases and volatility and tight housing inventory levels in recent years, the effects of our strategic initiatives have begun to offset the impacts of seasonality in 2024 due to product growth across our revenue categories.
Competition
Our business depends on our ability to successfully attract, retain and provide consumers with products and services that make real estate transactions more seamless.
The residential real estate landscape is highly fragmented and competitive from the beginning of the search process through the closing of a transaction, typically with single point service providers. Approximately 4.2 million existing and new homes were sold in the U.S. in 202416, with over 201,000 real estate brokerages17 and over 70,000 mortgage lenders18 providing their services across more
11 Sources: Estimate derived from TTV and Zillow’s internal average industry commission rates as of January 2025. TTV is calculated as existing homes sold during the period multiplied by the average existing home sales price during the same period according to residential real estate data collected and estimated by Zillow Group, as published monthly on our site.
12 Sources: 2024 Mortgage Bankers Association Reports; estimate derived from annual purchase mortgage origination volumes and average industry origination fees; excludes refinance mortgage origination volumes.
13 Sources: American Land Title Association; estimate derived from quarterly title insurance premiums for 2024.
14 Sources: 2024 U.S. Census Bureau’s Current Population Survey dated February 5, 2025 and Zillow Group internal data and estimates; estimate derived from average monthly rent, annual rental unit inventory, average industry turnover rates and average advertising spend per unit.
15 Source: November 2024 report published by Fortune Business Insights which estimates North America’s annual property management market opportunity
16 Source: Estimate derived from residential real estate data collected and estimated by Zillow Group, as published monthly on our site as of January 2025 and U.S. Census Bureau’s Monthly New Residential Sales, December 2024.
17 Source: National Association of REALTORS® 2023 Profile of Real Estate Firms report
18 Source: Q2 2024 Nationwide Mortgage Licensing System Industry Report

than 500 different MLSs that span the country19. In 2024, there was over $1.2 trillion of purchase mortgage origination volume20. Unlike for sale, there is no MLS equivalent in rentals, which makes it challenging to aggregate the estimated 49 million rental units in the U.S. market21.
We compete for real estate customers with companies that provide technology, products and services for them. Factors that may influence customer decisions include the quality of the experience, value and utility of the services offered, the breadth, depth and accuracy of information available, and brand awareness and reputation. For example, our Premier Agent products compete for customers based on price, visibility, perceived and actual value and quality of service. For buyers shopping for a mortgage, Zillow Home Loans competes with other mortgage originators based on a combination of interest rates, origination fees, product selection, brand awareness and trust and the level of service we provide. Zillow Rentals competes for customers based on rental prices, property availability, advertising products and the quality of the rental listings and management services.
In addition, our business depends on our ability to attract and retain leading industry partners to advertise and provide services to our consumer base. We compete for real estate partners based on the perceived transaction readiness of consumers, return on investment, price and product offerings and the effectiveness and relevance of our products and services. Based on these and other factors, real estate partners could select other companies to work with to provide relevant and timely real estate, new construction, mortgage and rental information and services. We also compete for a share of our partners’ overall marketing budgets with traditional media as well as word-of-mouth referrals and leads from yard signs and other marketing.
Intellectual Property
We regard our intellectual property as a key differentiator that is critical to our success and we rely on a combination of intellectual property laws, trade-secret protection, and contractual agreements to protect our proprietary technology and data.
Our Zestimate feature, which we consider to be a significant competitive advantage with respect to customer engagement, leverages patented, proprietary, automated valuation models to provide real-time home value estimates. As of December 31, 2024, we have 122 patents of varying lengths issued and 193 patent applications pending in the U.S. and internationally. These patents cover a variety of proprietary techniques relevant to our products and services, including determining a current value for real estate property and the collection, storage and display of home attribute values and creating interactive floor plans.
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
19 Source: Real Estate Standards Organization in 2024
20 Source: 2024 Mortgage Bankers Association Report
21 Source: 2024 U.S. Census Bureau’s Current Population Survey dated February 5, 2025

As of December 31, 2024, we had 6,856 employees. We seek to lead and enable capabilities, practices, and systems that produce high employee engagement and more effective products and services. In alignment with our business goals, we partner across the enterprise to embed inclusive, equitable practices in the ways we work together and serve our stakeholders. We are committed to ensuring all employees in similar roles with similar qualifications are paid equitably in base salary. We have conducted pay equity analyses for many years and continue to be committed to pay equity. In 2024, our analyses have confirmed that we continue to have pay equity across genders and race.
Zillow as a Flexible Workforce
Through our flexible workforce and our investments in recruiting, retaining, developing, and employee feedback, we are setting the standard for great employee experiences and a positive work culture. These investments have significantly increased our applicant pool and lead to lower employee attrition. We offer nearly all Zillow employees the choice to work from wherever they are most productive. We continue to evolve our flexible work model to more effectively use our time together, provide more opportunities to work asynchronously, and allow all employees to thrive, regardless of location. Our base pay compensation frameworks seek to prioritize performance over geographic location when making pay decisions. This compensation philosophy allows us to compete for talent nationally.
Our offices will continue to be a place for teams to come together to support productivity and collaboration. Since our permanent move to a flexible workforce, we have redesigned our physical workspaces to provide more space for collaboration and engagement, with specific focus on creating event spaces for team gatherings. In 2024, we continued to reduce our office footprint to better align with our needs, considering local and traveling employee populations.
Career and Leadership Development
At Zillow Group, we believe each of our employees should have the tools and support they need to grow their careers through experiences, resources and connections. We have a dedicated Talent Success team, which creates educational resources and conducts training on a wide range of topics including job-specific onboarding, effective communication, collaboration, as well as sophisticated leadership training programs and experiences with focused learning tracks for both new managers and experienced leaders. We continue to offer online learning opportunities through Zillow University, our internal online training platform. Zillow Group employees have completed over 80,000 hours of content in 2024 on the Zillow University and LinkedIn Learning® platforms.
A key piece in development is cultivating a learning culture where learning is a habit, and learning agility is at the forefront. We have developed a robust Learning and Development portfolio that includes a number of key career development programs that support our employees to equip them with the knowledge and experience to grow their careers. Below is a summary of certain of these programs:
•Leadership Entrance Experience Program is a self-paced curriculum designed for individual contributors to explore people management and develop their leadership skills.
•Professional skills development through courses like Public Speaking, Insights Discovery® workshops, and access to virtual coaching.
•Access to development platforms that connect employees to mentors, professional coaches, and peers to aid in reaching career goals.
Our people managers play a critical role in moving our business forward by coaching their team, developing their talent and providing strong communication to create team engagement. To help achieve this goal, we utilize our Leadership Expectations, a leadership development guide that outlines our Leadership Philosophy, provides the foundation of our leadership development programs and sets forth our expectations for leaders and the behaviors that are essential to create a consistent leadership experience at Zillow Group. In 2024, we continued to host virtual summits for managers that offered peer-to-peer learning focused on setting goals, communication, leading through change, developing talent, conscious inclusion and energizing and rewarding teams.
Talent Rewards
Talent Rewards connects compensation, benefits, and immigration/mobility programs whose purpose is to reinforce talent attraction, retention and development in support of Zillow’s culture. Throughout 2024, we have built the foundation of connecting investments across these programs to more clearly articulate our value proposition to employees and external candidates. We conduct ongoing reviews of employee compensation to align rewards practices with market expectations.

In addition, our robust benefits are reflected in investments in physical, family, mental and financial wellness programs to meet the needs of our employees. These benefits include workplace-location flexibility, competitive health care coverage, fully paid parental leave, a sabbatical program, wellness reimbursements, student loan support, caregiver resources, fertility and family planning support, LGBTQ+ provider navigation support and enhanced offerings around mental health. We have also updated our benefits program with a new well-being platform that allows employees to have more flexibility in how they use our wellness benefits. These ongoing investments continue to reinforce Zillow’s commitment to promoting an equitable, healthy, focused and high-performing workforce.
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
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations Site (https://investors.zillowgroup.com)
•Zillow Group Blog (https://www.zillowgroup.com/news/)
•Zillow Group X Account (https://X.com/zillowgroup)
•Zillow Group LinkedIn Account (https://www.linkedin.com/company/zillow)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Annual Report on Form 10-K. The information we post through these channels is not a part of this Annual Report on Form 10-K or any other document we file with the SEC, and the inclusion of our website addresses, X Account and LinkedIn Account are as inactive textual references only.

Item 1A. Risk Factors.
Risk Factor Summary
Below is a summary of the principal factors that we believe make an investment in Zillow Group speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding Zillow Group, including investment in our Class A common stock or Class C capital stock.
Risks Related to Our Business and Industry
•Our business has and may continue to be impacted by the health and stability of the economy and United States residential real estate industry, including inflationary conditions, interest rates, housing availability and affordability, changes to industry standards and practices, labor shortages and supply chain issues.
•Our business may be impacted by industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations.
•Our business could be harmed if real estate professionals reduce or end their spending with us or if we are unable to effectively manage advertising and product inventory or pricing.
•We may not be able to establish or maintain relationships with listing and data providers, including MLSs, which could adversely affect traffic to our mobile applications and websites.
•If we do not comply with MLS rules and requirements and data listing agreements, our use of listings data may be restricted or terminated.
•If our data integrity suffers, our business may suffer and we may be held liable.
•Our success depends on our ability to continue to innovate and compete to attract customers and real estate partners.
•Natural disasters, climate change, geopolitical events, and catastrophic events may harm our business.
•We are exposed to risks related to our targets and disclosures related to ESG matters.
•Our dedication to making decisions based primarily on the best interests of our customers and disputes regarding the accuracy or display of our Zestimates and Rent Zestimates may harm our business.
•Our success depends on attracting and retaining a highly skilled workforce.
•Acquisitions, investments, strategic partnerships, capital-raising activities, or other corporate transactions or commitments by us or our competitors could harm our business.
•Our fraud detection processes and information security controls may not be effective in preventing bad actors from perpetrating fraud or accessing data or systems.
•We are subject to multiple risks related to customer and partner payments.
•If our security controls or technology systems, or those of third parties upon which we rely, are compromised or there is any significant disruption in service on our platforms or in our network, we may suffer significant losses and our business may be harmed.
•We rely on third-party services to support critical functions of our business.
Risks Related to Our Mortgage Operations
•Zillow Home Loans depends on United States government-sponsored entities and government agencies, operates in a highly regulated industry, may be unable to obtain or maintain sufficient financing to fund its origination of mortgages, and may not meet customers’ financing needs with its product offerings.
•Zillow Home Loans may not be able to continue to grow its mortgage origination operations, may not be able to resell originated mortgages on the secondary market, and may be impacted by interest rate and general market fluctuations.
Risks Related to Our Intellectual Property
•We may be unable to adequately protect or continue using our intellectual property or prevent others from copying, infringing upon, using in generative AI or machine learning, or developing similar intellectual property.
•We may be involved in costly intellectual property disputes and may be unable to adequately protect our intellectual property.
•Proprietary rights agreements with employees may not prevent disclosure of our proprietary information.
•We may not be able to halt the operations of websites that aggregate or misappropriate our data.
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
•We are, from time to time, involved in claims, suits, government investigations and other proceedings that may result in adverse outcomes.
Risks Related to Our Financial Position
•We have incurred significant operating losses in the past and may not be able to sustain or increase our revenue growth or be profitable over the long term. Financial performance for prior and current periods may not be indicative of future performance.
•We may not be able to pay our debt, settle conversions of our Notes, or repurchase our Notes upon a fundamental change.
•The credit facilities that provide capital for Zillow Home Loans may subject us to interest rate risk and include provisions that may restrict our operating activities and harm our liquidity.
•We may not be able to raise additional capital or refinance our indebtedness on acceptable terms, or at all.
•Real or perceived inaccuracies in assumptions, estimates and data used to calculate our key performance indicators and other business metrics may harm our business or reputation.
•We expect our results of operations to fluctuate quarterly and annually.
•We could be subject to additional tax liabilities.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Risks Related to Ownership of Our Common Stock, Capital Stock and Notes
•Our Class A common stock and Class C capital stock prices may continue to be volatile and their value may decline.
•Our capital structure concentrates voting control with our founders.
•Future sales of our stock could cause our stock price to decline.
•Any additional equity securities or convertible debt we issue may dilute shareholders’ investments.
•Repurchases of our stock and Notes could affect the price of such securities.
•Currently outstanding and future use of capped call transactions may affect the value of our Class C capital stock.
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
Risks Related to Our Business and Industry
Our business and operating results have been and may continue to be impacted by the health of the United States residential real estate industry and may be negatively affected by downturns or significant changes in this industry and general economic conditions.
The success of our business depends, directly and indirectly, on the health of the United States residential real estate market. The health of the United States residential real estate market is affected, in part, by general economic conditions beyond our control. Recent market factors, including low housing inventory, volatility in mortgage interest rates, home price fluctuations, inflationary conditions, and rental occupancy rate fluctuations have impacted demand for our products and services by consumers and advertisers, which in turn has impacted our financial performance. The extent to which these and additional economic factors, such as those described below, impact our operating results and financial position will depend on future developments, which are uncertain and difficult to predict:

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
•federal, state, or local legislative or regulatory changes that would negatively impact rental properties or the residential real estate industry; and/or
•natural and man-made disasters and other catastrophic events, such as pandemics, hurricanes, earthquakes, wildfires, terrorist attacks and other events that disrupt local, regional, or national real estate markets.

Our business may be impacted by industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations.

The residential real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) with regards to antitrust and other issues, including with respect to lawsuits and investigations to which we are not a named party, such as the NAR Class Action discussed below.

In April 2019, NAR and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On March 15, 2024, NAR entered into a settlement agreement (the “NAR Settlement”) to resolve the claims against NAR in the NAR Class Action. The NAR Settlement received final court approval on November 26, 2024. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements, which went into effect on August 17, 2024. Specifically, among other things, the NAR Settlement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on a home tour.

Since October 2023, class action lawsuits raising similar claims to the NAR Class Action have been filed. While the final outcomes of any pending or future lawsuits cannot be predicted with any certainty, court decisions, privately negotiated settlements, and concerns about the future outcomes of such lawsuits could result in outcomes that impact the industry as a whole. For example, such lawsuits could lead to further changes in how real estate commissions are communicated, negotiated, calculated, or paid, which may in turn meaningfully impact how home buyers and sellers engage with real estate professionals in the course of buying and selling a home.

Beyond the NAR Class Action and various similar private actions, beginning in 2018, the DOJ commenced an investigation into NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR. It is uncertain what effect, if any, the resumption of the DOJ’s investigation will have on the larger real estate industry, including any further settlement or any decisions that may result therefrom to repeal, amend, or not enforce existing rules and regulations. Beyond monetary damages, the various class action suits seek to change real estate industry practices and, along with the DOJ investigation, have prompted NAR, state and local real estate boards or MLSs, and other real estate market participants to discuss and consider changes to long-established rules and regulations.

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

Ongoing industry change and litigation may cause more industry participants to evaluate their strategic options and may lead to higher levels of industry consolidation than has been customary.

If real estate, rental and mortgage professionals, home builders, property managers or other real estate partners reduce or end their spending with us or if we are unable to effectively manage advertising and product inventory or pricing, our business could be harmed.
Our business depends in part on revenue generated through sales of advertising and other products and services to real estate agents and brokerages, rental professionals, mortgage professionals, home builders, property managers, and other real estate partners in categories relevant to real estate (collectively, “real estate partners”). Our ability to attract, retain, and generate revenue from real estate partners depends on a number of factors, including how successfully we can:
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
•keep pace with and anticipate changes in technology and the real estate industry to provide industry-leading products and services to real estate partners and customers; and
•compete effectively for advertising dollars with other options.
Residential revenue accounted for 71% of total revenue for the year ended December 31, 2024. This level of revenue concentration suggests that even modest decreases in individual spending across the real estate partner population, caused by actual or perceived decreases to return on investment, preference for a competitive product or service, or other factors, could have a significant negative impact on our ability to use proceeds generated from our Residential products and services to invest in our other products and services, which we view as a key competitive advantage. Any such decreases in spending could also adversely affect our results of operations. We do not have long-term contracts with many of our real estate partners. Our real estate partners could choose to modify or discontinue their relationships with us with little or no advance notice. For example, our auction-based account interface for Premier Agent partners allows agent partners to independently control the duration of their advertising commitments for varying terms.
We may not succeed in retaining existing real estate partners’ spending or capturing a greater share of such spending if we are unable to convince real estate partners of the effectiveness or superiority of our products and services as compared to alternatives. In addition, we continually evaluate and utilize various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile and web platforms and customer transactions. For example, we offer a pay for performance pricing model called “Flex” for Premier Agent partners in certain markets. With the Flex model, Premier Agent partners are provided with leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. To estimate variable consideration and revenue associated with the Flex model, we use a number of assumptions, including estimating the conversion rate of a lead to a real estate transaction, estimating the velocity of conversions and estimating the fee amounts likely to be received. We use similar performance based models for our rentals pay per lease and StreetEasy Experts products.
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
Future changes to our pricing or lead delivery methodologies for advertising services or product offerings may cause real estate partners to reduce or end their spending with us or negatively impact our ability to manage revenue opportunities. If real estate partners reduce or end their spending with us, or if we are unable to effectively manage inventory, internal forecasting, and pricing, our advertising revenue and business, results of operations and financial condition could be harmed. In addition, we use revenue generated from our real estate partners, in part, to fund our operations and investments in our growth strategy. Significant decreases in revenue generated from our real estate partners may negatively impact our ability to fund operations and invest in our growth.

We may not be able to maintain or establish relationships with real estate brokerages, real estate listing aggregators, MLSs, property management companies, home builders and other third-party listing providers, which could limit the information we have to power our products and services.
Our ability to attract customers to our mobile applications, websites and other tools depends to some degree on providing timely access to comprehensive and accurate real estate listings and information. To provide these listings and this information, we maintain relationships with real estate brokerages, real estate listing aggregators, MLSs, property management companies, home builders, other third-party listing providers and homeowners and their real estate agents (collectively, “real estate listing providers”) to include listing data in our services. Many of our agreements with real estate listing providers may be terminated with limited notice or cause, and following any termination, we may not be able to establish relationships with other real estate listing providers to receive comparable listings and information on reasonable terms, or at all. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source certain real estate information faster or more efficiently than we can. Our competitors and real estate market participants may engage in exclusionary conduct that limits our ability to effectively compete, such as by restricting access to proprietary listing data or by putting homes for sale on a private listing network instead of publicly through the MLS. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with real estate listing providers, whether due to termination of agreements, loss of MLS memberships, or otherwise, changes to our rights to use or timely access listing data or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality. This could markedly decrease the quantity and quality of the for sale and rental listing data and other real estate information that we provide, reduce customer confidence in our products and services and cause customers to go elsewhere for real estate listings and information, which could severely harm our business, results of operations and financial condition.
We may not be able to maintain or establish relationships with other data providers, which could limit the information we are able to provide to our consumers and impair our ability to attract or retain customers.
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
Our subsidiaries that access and use listings data through MLS memberships (the “MLS Members”) must comply with each MLS’s rules, compliance requirements and data license agreements to maintain their access to listings data and remain a member in good standing. Each MLS that the MLS Members belong to has adopted its own rules, policies, and agreement terms governing, among other things, how MLS data may be used and how listings data must be displayed on our websites and mobile applications. The MLS Members are also subject to compliance operations requirements and, as a result, must respond to and resolve complaints or notices of non-compliance from the MLS or other MLS participants on required timelines. The MLS rules and compliance requirements may not contemplate multi-jurisdictional licensed brokerage entities. MLS rules vary among markets and are in some cases inconsistent between MLSs, such that we are required to customize our websites, mobile applications, or services to accommodate differences between MLS rules and compliance requirements. Handling complaints received by the MLS Members across markets may create heightened operational or financial risks with short response and resolution deadlines. Complying with the rules and compliance requirements of each MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. Rules and compliance requirements of MLSs may be changed across markets, including potential for targeted changes or interpretations in response to our operations, and at various times, including in response to industry litigation such as the NAR Settlement. If any of the MLS Members are deemed to be noncompliant with an MLS’s rules or to have provided improper responses to or resolution of complaints, they may face disciplinary sanctions by that MLS, which could include monetary fines, restricting, suspending or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our mobile applications and websites, which could severely harm our business, results of operations and financial condition.
If our data integrity suffers real or perceived harm, customers and real estate partners may decrease use or cease using our products and services, and we may be subject to legal liability.
Because homes represent significant investments, and many customer decisions regarding homes are data-driven, our ability to attract and retain users of our products and services is dependent upon our ability to publish, and reputation for publishing, accurate and complete residential real estate information, including the output of proprietary models, through our mobile applications and websites. As discussed above, a significant amount of the data we publish on our mobile applications and websites is derived from third parties, and we have limited ability to control the quality of the information we receive from them. We also publish a significant amount of customer-generated content, and our tools and processes designed to ensure the accuracy, quality and legality of such content may not always be effective. Data we generate independently are subject to error, unauthorized modification by way of third-party viruses and other factors. As the volume of data we publish increases, and potential threats to data quality become more complex, the risk of harm to our data integrity also increases. If our data integrity suffers real or perceived harm, we may be subject to legal liability, reputational damage and customers and real estate partners may decrease their use or cease using our products and services, which would harm our results of operations and financial condition.
If we do not innovate or provide high-quality products and services that deliver efficient and integrated transaction experiences to our customers and real estate partners, our business could be harmed.
Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make real estate transactions faster, easier and less stressful for our customers and provide value to real estate, rental and mortgage professionals, home buyers and sellers and our other real estate partners. As a result, we must continually invest significant resources in technology and development to improve the attractiveness, competitiveness, and comprehensiveness of our products and services, enable more seamless and efficient real estate transactions, adapt to changes in technology and support new devices and operating systems. If we are unable to provide products and services that our customers want to use, on the devices they prefer, then those customers may become dissatisfied and use competitors’ mobile applications, websites, products and services. If our customers begin to access more real estate information and services through other media and we fail to innovate, our business may be negatively impacted. If we are unable to continue offering high-quality, innovative products and services, we may be unable to attract additional customers and real estate partners or retain our current customers and real estate partners, which could harm our business, results of operations and financial condition.
We may not be able to compete successfully against our existing or future competitors in attracting customers or real estate partners, which could harm our business, results of operations and financial condition.
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
Competitors for our real estate transaction services include rental listing service providers, real estate brokers, real estate investors, mortgage lenders, mortgage brokers, financial institutions, and title and settlement service providers. Many of these competitors may have considerable competitive advantages, including longer operating histories, more extensive financial resources, stronger brand equity, greater technological capabilities, more industry experience and greater knowledge and expertise. As a result, these competitors may have an advantage in attracting customers, recruiting highly skilled personnel, developing new products and services, and growing or maintaining their businesses. They may also provide customers with real estate transaction services and experiences superior to or more cost-effective than ours. Any of our current or future competitors could merge with each other or a separate entity, which may enable them to compete with us even more vigorously and acquire a greater share of real estate transactions and consumer engagement.
We compete against mobile applications and websites dedicated to providing real estate, rental, new construction and mortgage information and services to real estate professionals and customers, major internet portals, general search engines, e-commerce and social media sites as well as other technology and media companies. We also compete for a share of our real estate partners’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and mobile application and website traffic, which may provide a competitive advantage. To compete successfully for real estate transaction partners against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our real estate partners’ overall marketing budget could adversely affect our pricing and margins, lower our revenue and increase our technology and development and sales and marketing expenses.
If we are unable to compete successfully against our existing or future competitors, we could lose or fail to gain revenue and our business, results of operations or financial condition would be harmed. Further, our business model depends on our ability to continue to attract users to our mobile applications, websites, real estate services and other services and enhance their engagement with our products and services in a cost-effective manner. Search engines are evolving and changes to their models or algorithms may negatively impact our placement or require greater investment of resources to optimize our placement and attract customers. If the use of online products and services for shopping, renting, buying, selling, or financing residential real estate does not continue to develop and grow or we are not able to continue to attract users to our mobile applications, websites, real estate services and other services, our business, results of operations and financial condition could be harmed.
We compete in a dynamic industry, and we may invest significant resources to pursue strategies, develop new products and services, and expand existing products and services into new markets that do not prove effective.

The industry for residential real estate transaction services, technology, information marketplaces and advertising is dynamic, and the expectations and behaviors of customers and professionals shift constantly and rapidly. We continue to learn a great deal about the behaviors and objectives of residential real estate market participants as the industry evolves and invest significant resources to develop, test and launch products and services to address the needs of the market and improve the home buying, selling, financing, building and renting experience. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel and other resources to pursue strategies that do not ultimately prove effective such that our business and financial condition may be harmed. Changes or additions to our products and services, including expansion of existing products and services into new markets or acquisitions of providers of additional products or services, may not attract or engage our customers, may reduce confidence in our products and services, may negatively impact the quality of our brands, may upset our partners or other industry participants, may expose us to increased market or legal and regulatory risks, may subject us to new laws and regulations, and may result in reduced investor confidence or otherwise harm our business.
Natural disasters, climate change, geopolitical events, and catastrophic events may disrupt real estate markets or otherwise harm our business.

We provide products and services to customers throughout the United States and to a lesser extent, in Canada. In addition, Zillow Home Loans originates loans in 49 states and the District of Columbia. Although the majority of our workforce has shifted to a distributed work environment, we maintain large employee populations, including those supporting our licensed operations, in cities including Seattle, Washington; New York, New York; San Francisco, California; Irvine, California; Denver, Colorado; Mexico City, Mexico and Belgrade, Serbia. The occurrence of a natural disaster, climate change or other catastrophic event such as a pandemic, health crisis, earthquake, hurricane, windstorm, fire, flood, power loss, telecommunications failure, cyber-attack, geopolitical instability, war, civil unrest, terrorist attack or other similar event in any of the markets in which we provide services or any locality in which we have a significant operational presence may disrupt our operations, impair local and regional real estate markets or economies and negatively impact our business, results of operations and financial condition. For example, while the impact was not significant, certain areas of our operations in our Enhanced Markets were affected by Hurricane Helene and Hurricane Milton in 2024.

Business continuity and disaster recovery planning is important, and if we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, catastrophic event, or other emergency, and successfully execute on those plans in the event of a disaster, catastrophic event, or other emergency, our business and reputation may be harmed.

Our targets and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced ESG goals and targets, including science-based targets for reducing greenhouse gas emissions. These statements reflect our current plans and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals and targets on a timely basis, or at all, could adversely affect our reputation, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

Standards for tracking and reporting ESG matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of other companies. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have negative impacts or expose us to government enforcement actions and private litigation.
Our dedication to making decisions based primarily on the best interests of customers may cause us to forgo short-term gains.
Our guiding principle is to build our business by making decisions based primarily on the best interests of our customers, which we believe has been essential to our success in increasing our customer growth rate and engagement and has served the long-term interests of our company and our shareholders. In the past, we have forgone, and we will in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of customers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting customers first may negatively impact our relationships with our existing or prospective real estate partners. This could result in a loss of real estate partners, which could harm our results of operations. For example, we require Premier Agent partners in our Flex model to achieve certain performance standards designed to help ensure customers have a positive experience. Our customer focus may also negatively impact our relationships with real estate brokerages, MLSs, and other industry participants on whom we rely for listings information. Zillow Home Loans and some of our business-to-business products, for example, may be perceived as impinging upon the business models of real estate agents, brokerages and lenders, which may cause them to terminate or decrease the scope of their relationships with us. Such risks could have a materially negative impact on our results of operations. Our principle of making decisions based primarily on the best interests of customers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.
We are subject to disputes and current or proposed rules and regulations regarding the accuracy or display of our Zestimates and Rent Zestimates.
We provide our customers with Zestimate and Rent Zestimate home and rental valuations. Zestimates are our estimated current market values of a home based on our proprietary automated valuation models that apply advanced algorithms to analyze our data; they are not appraisals. A Rent Zestimate is our estimated current monthly rental price of a home, using similar automated valuation models that we have designed to address the unique attributes of rental homes. We are, from time to time, involved in disputes with property owners and others who disagree with the accuracy or display of a Zestimate or Rent Zestimate, and such disputes may result in costly litigation in the future. Further, revisions to our automated valuation models or the algorithms that underlie them, poor data quality, or other factors may cause certain Zestimates or Rent Zestimates to vary from expectations for those associated properties’ values. Any such dispute or variation in Zestimates or Rent Zestimates could result in distraction from our business, loss of customers, or potentially harm our reputation and financial condition. Among other things, we may be subject to proposed legislation that may impose liability for, or require disclosure of, our proprietary algorithms, which could impact our competitive advantage and potentially harm our financial position or business results. This legislation could also result in an increased occurrence of enforcement actions or legal disputes as discussed above.
We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our management and our highly skilled team of employees, including our software engineers, data scientists, shared services staff, loan officers, statisticians, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. The market for highly skilled personnel is very competitive. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Furthermore, we have in the past and may in the future take measures in order to slow attrition. Such measures could cause us to incur significant expenses or could have a dilutive effect on the economic interest of our shareholders. For example, to support retention of employees, in August 2022, we issued certain equity grants and repriced certain outstanding unvested stock options. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees in a cost-effective manner, or engaging in succession planning, our business could be harmed.
In addition, we believe that a key contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, and an emphasis on customer-focused results. As we grow and evolve, we may find it difficult to maintain the beneficial aspects of our corporate culture, which could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.
We have and may continue to make acquisitions and investments, which could result in operating difficulties, dilution and other harmful consequences.
We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and investments. For example, we acquired VRX Media Group LLC in December 2022, Aryeo, Inc. in July 2023, Spruce Holdings, Inc. in September 2023, Enchant, LLC, d/b/a Follow Up Boss, in December 2023, and Virtual Staging AI Inc. in October 2024. Any transactions that we enter into could be material to our financial condition and results of operation. The transactions we pursue may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of closing a transaction and integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. Potential risks include: diversion of management time and focus from operating our business to acquisition closing and integration challenges; customer and industry acceptance of products and services offered by the acquired company; implementation or remediation of controls, procedures and policies at the acquired company; compliance with differing laws and regulations applicable to international jurisdictions, if applicable; coordination of product, engineering and sales and marketing functions; retention of employees from the acquired company; liability for activities of the acquired company before the acquisition; litigation or other claims arising in connection with the acquired company; and impairment charges associated with goodwill and other acquired intangible assets. For example, we have recognized impairment charges related to certain acquired intangible assets in the past. We may pay cash on hand, incur debt, or issue equity or securities convertible to equity to finance our acquisitions and investments, which could strain our liquidity, increase our operating costs, or result in dilution to our shareholders.
Our failure to address these risks or problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments or incur unanticipated liabilities, and could harm our business, results of operations and financial condition.
Our fraud detection processes and information security controls may not successfully detect all fraudulent activity by third parties aimed at our employees or customers, which could adversely affect our reputation and business results.
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
We are subject to multiple risks related to customer and partner payments.
We accept a variety of payments through credit and debit card, Automated Clearing House (“ACH”), wire transfers, and other electronic payment transactions. For credit and debit card and ACH payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and increase our operating expenses, either of which could harm our business, financial condition and results of operations.
We depend on processing vendors to complete credit and debit card, ACH, and similar transactions, both for payments owed to Zillow Group directly and for payments to other third parties, such as payments made between two third-party platform users such as renters and landlords in our rental payments product. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit and debit card, ACH, wire transfers and other electronic payment transactions, it could cause one or more of the major credit card companies or other payment networks to disallow our continued use of their payment products. If these systems fail to work properly and, as a result, we do not charge our customers’ credit cards or other payment networks on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed. In addition, if we add, eliminate or change any of our processing vendors, we may experience processing disruptions and increased operating expenses, either of which could harm our business, financial condition, or results of operations.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent payment transactions, we may face civil liability, diminished public perception of our security controls, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.
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
If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. Any increases in our credit and debit card or other payment network fees could harm our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card or other payment network could cause us to lose customers or otherwise significantly impair our ability to operate our business.
Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.
We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, including risk exposures related to cybersecurity matters and securities litigation, but our insurance may not cover 100% of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large scale insurance market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future, on commercially reasonable terms or at all. Any of these occurrences could harm our financial condition.
If our security controls or technology systems, or those of third parties upon which we rely, are compromised, we may be subject to legal claims and suffer significant losses, customers may curtail use of our products and services, and our real estate partners may reduce or eliminate their advertising on our mobile applications and websites.
Our products and services involve the transmission, processing, and/or storage of users’ information, some of which may be private or include personally identifiable information such as social security numbers, financial account information, and credit card information. For example, our dotloop real estate transaction management software stores sensitive personal and financial information, our Mortech mortgage product and pricing software for mortgage professionals processes social security numbers, our rental applications product allows customers to obtain credit and background checks containing sensitive personal and financial information, and our mortgage origination and real estate closings operations, receive, handle and transmit highly sensitive personal and financial information about its customers. Cyber-attacks, malicious internet-based activity, online and offline fraud, administrative or technical failures and other similar activities threaten the confidentiality, integrity and availability of our information technology systems, including those of the third parties upon which we rely, and our sensitive data, including customer, employee and real estate partner data as well as intellectual property and other confidential business information, which could result in potential significant liability and litigation. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers”, threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.

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
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, or floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, negative impacts on our ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
Our reliance on vendors could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We engage a variety of vendors to process and store sensitive data, including certain customer information, some of which may be private or include personally identifiable information. We also depend on vendors to host many of the systems and infrastructure used to provide our products and services. Our ability to monitor these vendors’ information security practices is limited and these vendors may not have adequate information security controls in place. If our vendors experience a security incident or other interruption, we could experience adverse consequences, including harm to our business, results of operations and financial condition. Further, a security breach at our vendor could be perceived by customers or our real estate partners as a breach of our systems and could result in damage to our reputation and expose us to other losses. While we may be entitled to damages if our vendors fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity and there have been high-profile incidents of third-party service providers causing widespread disruptions in their customers’ infrastructures due to errors in their Software-as-a-Service (“SaaS”) offerings. We cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
While we have security controls designed to protect against security incidents, there can be no assurance that these measures will be effective. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all these techniques or to implement adequate preventative measures. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel or vendors.
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
A limited number of third-party services support essential functions of our business, including Amazon Web Services (“AWS”) and certain other cloud communications platform-as-a-service (“CPaaS”), Infrastructure-as-a-Service (“IaaS”) and SaaS technologies hosted by third parties (together with CPaaS and IaaS, “Cloud Services”). AWS provides us with a distributed computing infrastructure platform for business operations, which is commonly referred to as a “cloud” computing service. Certain of our computer systems utilize data processing, storage capabilities and other services provided by AWS, and we currently run the vast majority of computing to power our mobile applications, websites, and other technology products and services on AWS, as our preferred cloud provider. In addition, we use Cloud Services to support important functions of our business, including enterprise resource planning, accounting, including revenue recognition, real estate transaction services, customer communications, and customer relationship management. We store a significant amount of information about our customers, real estate partners, employees, and business on AWS and in the Cloud Services, and we rely on these third-party service providers to provide services on a timely and effective basis. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations. In light of our reliance on AWS and Cloud Services, coupled with the complexity of obtaining replacement services, any disruption of, or interference with, or change in terms that impacts our use of or the cost to use these third-party services could adversely impact our operations and business.
Risks Related to Our Mortgage Operations
If Zillow Home Loans is unable to obtain and maintain sufficient financing to fund its origination of mortgages or is unable to resell mortgages on the secondary market, our mortgage operations and financial results may suffer.
Zillow Home Loans funds substantially all of its lending operations using credit facilities, intending to sell substantially all loans and corresponding servicing rights to third-party financial institutions, government-sponsored entities or mortgage servicing rights purchasers after a holding period. A substantial portion of the amounts available under these credit facilities are not committed, meaning the applicable counterparty is not obligated to, but may in its discretion, advance funds beyond the committed amounts up to the maximum borrowing capacity. Amounts outstanding under Zillow Home Loans’ credit facilities are then generally repaid with the proceeds Zillow Home Loans receives from mortgage loan and mortgage servicing rights sales. To maintain and grow its operations, Zillow Home Loans depends, in part, on having sufficient capacity under its current facilities or obtaining additional capacity under new facilities. If Zillow Home Loans is not able to negotiate with its financial counterparties to advance funds beyond the committed amounts under its credit facilities or to otherwise obtain and maintain financing with sufficient capacity or flexibility on acceptable terms, and does not have sufficient available cash on hand, then Zillow Home Loans may be unable to maintain or increase the volume of mortgage loans that it originates, may be limited in the type or quantity of loans it can fund, may lose customers to other mortgage lenders and its business may suffer.
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
Zillow Home Loans currently offers a number of mortgage products to customers including conventional conforming, government loan guarantee, and non-conforming jumbo loan programs. Such offerings are subject to change based on various factors such as availability, business needs and customer demand. If these programs do not meet the financing needs of our customers, and we do not adapt to market changes and customer preferences, customers may opt to obtain financing from other lenders who offer different or more competitive rates or loan products. Similarly, if any of the government sponsored entities or government loan guarantee programs amend the terms of an existing loan program, cease offering the program, limit our ability to use the program or revoke the authority of Zillow Home Loans to offer such programs, we may have to make changes to or discontinue the mortgage products that we offer, which may negatively affect our business.
Zillow Home Loans may not be able to continue to grow its mortgage origination operations, which could negatively affect our mortgages revenue, our results of operations, and our overall financial condition.
Zillow Home Loans’ mortgage origination operations consists of providing purchase money loans to homebuyers and refinancing existing loans. The volume of originations of purchase money mortgage loans by Zillow Home Loans and future growth is impacted by, among other things, awareness of Zillow Home Loans and use of other Zillow products and services during the home buying and selling process. Changes to the other products and services that Zillow or its real estate partners provide may negatively impact demand for Zillow Home Loans. In addition, our ability to secure relationships with traditional business clients may influence our ability to grow our mortgage origination operations. Our production and consumer direct lending operations are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, volatile interest rates, affordability challenges, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our mortgage origination operations, this could adversely affect our business.
Zillow Home Loans is dependent on United States government-sponsored entities and government agencies, and any actions by these entities or changes in these entities or their operations could adversely affect our mortgage operations, liquidity, financial condition and results of operations.
The ability of Zillow Home Loans to generate revenue through loan sales depends, in part, on its participation in programs administered by government agencies such as the United States Department of Housing and Urban Development’s Federal Housing Administration, the United States Department of Veterans Affairs, the United States Department of Agriculture, or government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Presently, some of the loans Zillow Home Loans originates are sold on a direct basis to a GSE, while others are sold “whole loan” to individual investors on the secondary market. If any of these government agencies or GSEs limit Zillow Home Loans’ ability to participate in any of these programs, or if the operation of any of these government agencies or GSEs or the programs they administer are eliminated or changed, our mortgage operations and our overall liquidity, financial condition, and results of operations may be adversely affected.
A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including proposals to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the United States government, including the current administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the United States federal government, and any changes in leadership at any of these entities could adversely affect our mortgage operations and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our mortgage operations and our overall liquidity, financial condition, and results of operations. A discontinuation or reduction in the operations of the GSEs could also affect “whole loan” sales on the secondary market, as there is a potential that this could cause a sharp decline in investor appetite.
Zillow Home Loans operates in a highly regulated industry, and federal, state, and local laws and regulations, including many that are continually changing, could materially and adversely affect our business, financial condition and results of operations.
Zillow Home Loans is required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which it conducts its mortgage origination operations. These regulations directly impact Zillow Home Loans’ operations and require constant compliance, monitoring and internal and external audits.
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
Our mortgage operations are impacted by interest rates. Changes in prevailing interest rates may have an adverse effect on our financial results.
Our financial performance is directly affected by changes in prevailing interest rates and home prices, which in turn, impact the affordability of a home. Our financial performance may be adversely affected or be subject to substantial volatility because of changes in, and volatility of, prevailing interest rates, which may be impacted by a number of factors. For example, in recent years, due to inflationary pressures, there was an increased degree of uncertainty and unpredictability concerning current interest rates, future interest rates and potential negative interest rates, which had an adverse effect on our results of operations.
Consumer demand for certain mortgage products and loan types is frequently driven by market conditions, interest rates and rate volatility, lender fees, and other transaction costs. If interest rates remain elevated, our business could be adversely affected if we are unable to increase our share of purchase mortgages or if affordability challenges contract the total addressable market. In either case, our mortgage origination operations and our overall financial results could be harmed.
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

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. Though certain of these third parties are obligated to indemnify us for breaches of our intellectual property rights, they may be unable to meet these obligations. In addition, we rely on intellectual property and technology developed or licensed by third parties, including media incorporated into real estate listings, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all. Any of these events could harm our business, results of operations or financial condition.

In addition, we may actively pursue entities that infringe our intellectual property, including through legal action. Taking such action may be costly, and we cannot ensure that such actions will be successful. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our results of operations or financial condition. Similarly, we may not be able to adequately protect innovations resulting from generative AI due to existing copyright and patent laws.

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

In addition, we use open source software in our services and will continue to use open source software in the future. From time to time, we may be subject to claims brought against companies that incorporate open source software into their products or services, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, and we may be required to purchase a costly license or remove open source software, devote additional technology and development resources to changing our products or services, make generally available the source code for our proprietary technology, or waive certain of our intellectual property rights, any of which would have a negative effect on our business and results of operations.

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

In order to protect our technologies and strategic business and operations information, we rely in part on proprietary rights agreements and other assignment provisions with our employees, independent contractors, vendors, licensees, and other third parties. These agreements may not be enough to fully mitigate the possibility of inadvertent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. Others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Further, if our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Any changes in, or unfavorable interpretations of, intellectual property or employment-related laws, rules or regulations may compromise our ability to enforce our trade secret and intellectual property rights. For example, some jurisdictions have introduced bans on non-compete agreements, which increases the risk of our employees in those jurisdictions transferring their skills and knowledge to the benefit of our competitors. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

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

We provide products and services to customers and real estate partners in heavily regulated industries through a number of different channels across the United States and to some extent, in Canada and other foreign jurisdictions. As a result, we are currently subject to a variety of, and may in the future become subject to additional or newly enacted, international, federal, state and local laws and regulations in various jurisdictions, which are subject to change at any time, including laws regarding the real estate, rental, mortgage and insurance industries, mobile and internet based businesses and other businesses that rely on advertising, as well as privacy, data security, and consumer protection laws, and employment laws. These laws are complex and can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, it may require us to adjust our practices in other jurisdictions. Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. This decision could significantly impact consumer protection, advertising, privacy and data security practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.

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

In addition, by providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, discrimination/hate speech, tenant screening, and privacy, among other issues. The real estate agents, mortgage professionals, banks, property managers, rental agents and certain of our other customers and advertisers are subject to various state and federal laws and regulations, including, but not limited to those relating to real estate, rentals and mortgages, which may impact their use of our mobile applications and websites. We cannot ensure that these individuals and entities will comply with applicable laws and regulations, including any future changes to those laws and regulations, at all times. We endeavor to ensure that any content displayed by Zillow Group is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and customers for their activities through, and the content they provide on, our mobile applications and websites.

In connection with the real estate transaction products and services that we provide, we maintain real estate brokerage, title and escrow, mortgage broker, insurance agent/producer and mortgage lender licenses in the markets in which we operate those regulated products and services. Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker, and we originate residential mortgages through Zillow Home Loans, a licensed mortgage lender. Zillow Group Marketplace, Inc. and Zillow Home Loans are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker and licensed mortgage lender, respectively. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, and also by the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include but are not limited to the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and various other federal, state and local laws. The CFPB and FTC also have broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive.

The growing regulatory focus, in particular by the CFPB, on AI/automated underwriting, digital mortgage comparison shopping platforms, dark patterns, property valuation and marketing models, coupled with rapidly changing fair housing and fair lending enforcement priorities by the CFPB and other regulators may impact our ability to adapt our business and maintain compliance, which may affect our business operations, financial condition or results of operations. State laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing activities”) personal data and other sensitive data, which may include proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, social security numbers, financial account information, and credit card information.

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

Other states have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. We also have operations outside of the United States, including in Canada, and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) imposes strict requirements for processing personal data and there are also various provincial and territorial privacy laws that govern the protection of personal data. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, we may be subject to the Payment Card Industry Data Security Standard (“PCI DSS”) requirements. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data; those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

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

We are from time to time involved in, and have in the past or may in the future be subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are from time to time involved in, and have in the past or may in the future be subject to claims, suits, government investigations, enforcement actions and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, mortgage brokering, mortgage origination, real estate, real estate brokerage, environmental, data protection, antitrust, the Real Estate Settlement Procedures Act of 1974 (RESPA), fair housing or fair lending, compliance with securities laws, or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters. We are also from time to time involved in, and have in the past or may in the future be subject to claims, government investigations, enforcement actions and proceedings arising from or related to discontinued products and services, including actions with respect to the purchase, renovation and resale of properties, including homes previously held in our inventory. See Part II, Item 8 in Note 15 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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
Risks Related to Our Financial Position

We have incurred significant operating losses in the past and we may not be able to sustain or increase our revenue growth or generate sufficient revenue to be profitable over the long term.

We have incurred significant net operating losses in the past and, as of December 31, 2024, we had an accumulated deficit of $1.9 billion. We may not be able to sustain or increase levels of revenue or revenue growth consistent with recent quarters, or at all. It is possible that our growth rate may decline in the future as the result of a variety of factors, including the maturation of our business or if we are unable to successfully execute on our growth strategy. At the same time, we also expect certain of our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, which may include:

•expansion of Zillow Home Loans;
•product and services development;
•sales and marketing;
•technology infrastructure;
•strategic opportunities, including commercial relationships and acquisitions; and
•general and administrative expenses.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business and to manage our expenses, we may incur significant losses in the future and may not be able to achieve or maintain profitability.

Further, a failure by Zillow Home Loans to operate at a profit could place its Federal Housing Administration Title II lender authorization in jeopardy, adversely impact our relationship with Fannie Mae and Freddie Mac, limit our ability to sell loans to third party financial institutions and may adversely impact our ability to utilize our credit facilities. Any such adverse impacts could threaten Zillow Home Loans’ ability to continue operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt, settle conversions of our Notes, or repurchase our Notes upon a fundamental change.

We utilize several forms of debt to provide capital for the continued growth and operation of our business. Our indebtedness includes the 2025 Notes and mortgage credit facilities (aggregate maximum borrowing capacity of $300 million as of December 31, 2024). Our ability to make payments on the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance and, if applicable, the value of collateral, which is subject to economic, industry, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to extend or refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including our Notes, mortgage credit facilities, or otherwise.

Holders of our Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Holders of our Notes may elect to convert their Notes at various times and pursuant to specific circumstances, as provided in the corresponding indenture. When such an election is made, we may opt to settle any such conversion by delivering solely shares of our Class C capital stock, solely cash payments, or a combination of Class C capital stock and cash payments after consideration of various factors, including the price of our Class C capital stock, market factors, liquidity, and the needs of our business. Upon conversion of our Notes, unless we elect to deliver solely shares of our Class C capital stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefore or at the time the Notes are being converted. Our failure to repurchase our Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes would constitute an event of default. If the repayment of any indebtedness were to be accelerated because of such event of default (whether under the Notes or otherwise), we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. An event of default under the indenture may lead to an acceleration of our Notes. Any such acceleration could result in our bankruptcy. In a bankruptcy, the holders of our Notes would have a claim to our assets that is senior to the claims of our equity holders.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

The credit facilities that provide capital for Zillow Home Loans include covenants and other provisions that may restrict our operating activities, and have a material effect on our liquidity. They also incorporate variable interest rates that subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Zillow Home Loans has entered into master repurchase agreements to provide capital for the growth and operation of our mortgage origination operations. The terms of these master repurchase agreements and related financing documents require Zillow Home Loans to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth, leverage ratios, net income and adequate insurance coverage. These covenants may limit our operational flexibility and may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Additionally, undrawn amounts are generally not committed, meaning the applicable lender may not be obligated to advance loan funds in excess of outstanding borrowings. Refer to Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our Zillow Home Loans master repurchase agreements. Upon the occurrence of any event of default under these master repurchase agreements, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, even in the absence of a payment default. A default under one of our master repurchase agreements could result in a cross-default under other master repurchase agreements and our lenders could elect to declare outstanding amounts due and payable or terminate their commitments. If we fail to repay the amounts due under our master repurchase agreements, the lenders of such master repurchase agreements may proceed against the collateral granted to secure the credit facilities. The majority of loans originated by Zillow Home Loans are pledged as collateral to secure such indebtedness. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations.

Certain of our debt agreements are subject to margin calls based on the lender’s opinion of the value of the collateral securing such financing. A margin call would require the borrower to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material effect on our liquidity.

At December 31, 2024, $145 million of our borrowings under our master repurchase agreements was at variable rates of interest, thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net loss would increase.

We may not be able to raise additional capital to support the operation and growth of our business on terms acceptable to us, or at all.

Growing and operating our business, including through the development of new and enhanced products and services, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs or fund future growth and development, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Refer to Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information on the master repurchase agreements we utilize to provide capital for Zillow Home Loans. We may decide to raise additional capital at levels or under terms that prove to be unfavorable or at times and share prices that prove to be disadvantageous based on changes in market conditions. Such decisions may negatively impact our financial position and/or future ability to raise capital. Financing arrangements we maintain, pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which could harm our ability to grow our operations.

We rely on assumptions, estimates, and business data to calculate our key performance indicators and other business metrics, and real or perceived inaccuracies in these metrics may harm our reputation and negatively affect our business.

Certain of our performance metrics are calculated using third party applications, such as Adobe Analytics and Comscore, or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our measurement of visits and unique users may be affected by applications that automatically contact our servers to access our mobile applications and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user or as a visit on the day such contact occurs. In addition, our measurement of customer transactions may be affected by the availability and quality of public records and other data used to estimate the number of customer transactions attributable to our products and services.

We regularly review and may adjust our processes for calculating our performance metrics to improve accuracy or for other reasons. For example, in 2024, we began measuring visits to Zillow and StreetEasy and unique users for Zillow, StreetEasy and HotPads using an internal measurement tool instead of Google’s Universal Analytics. Our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If real estate professionals, our real estate partners or investors do not perceive our visits, unique users, or customer transactions to be an accurate representation of our user engagement and conversion to transactions, or if we discover material inaccuracies in our visits, unique users, or customer transactions, our reputation may be harmed, and real estate professionals and advertisers may be less willing to allocate their resources to our products and services, which could negatively affect our business and operating results.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section, including those related to the real estate industry and general economic conditions, may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of seasonal variances of home sales, which historically peak in the spring and summer seasons, fluctuations in the quantity of homes available, our remnant advertising, and the size and seasonal variability of our real estate partners’ marketing budgets. The seasonal variance and cyclical nature of home sales may contribute to the variability of our results of operations for our mortgage operations, in particular, which seasonality may be masked by business growth. As a result of the potential variations in our results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or income tax liability may be limited. An “ownership change” occurs for these purposes if one or more shareholders (including certain groups of shareholders) that each owns at least 5% of the corporation’s stock by value increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state tax laws. We have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our net operating loss carryforwards and other tax attributes to offset future United States federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.
Risks Related to Ownership of Our Common Stock, Capital Stock and Notes

Our Class A common stock and Class C capital stock prices may continue to be volatile, and the value of an investment in our Class A common stock and Class C capital stock may decline.

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, during the last three fiscal years ending December 31, 2024, the closing price of our Class A common stock has ranged from $27.02 per share to $82.33 per share. During the same time period, the closing price of our Class C capital stock has ranged from $26.97 per share to $85.45 per share. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

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
•additions, departures, promotions or other transitions of key personnel;
•changes in laws or regulations applicable to our services or industry;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•the inclusion, exclusion, or deletion of our Class A common stock and Class C capital stock from any trading indices, such as the S&P 500 Index;
•issuance of new or updated research or reports by securities or industry analysts or other third parties, including research or reports that may be inaccurate or unfavorable;
•sales or repurchases of our Class A common stock and Class C capital stock by us or our shareholders;
•issuances of our Class C capital stock upon conversion of our 2025 Notes; and
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares.

Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, changes to federal monetary policy, interest rates or international currency fluctuations, have negatively impacted and may continue to negatively impact the market price of our Class A common stock and Class C capital stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have in the past been and are currently the target of this type of litigation, and we may continue to be the target of this type of litigation in the future. Past, current, and future securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could harm our business, results of operations or financial condition.

Our capital structure as contained in our charter documents has the effect of concentrating voting control with our founders, and limits your ability to influence corporate matters.

Our capital structure includes authorized Class A common stock, Class B common stock, and Class C capital stock. Our Class A common stock entitles its holder to one vote per share, our Class B common stock entitles its holder to 10 votes per share, and our Class C capital stock is nonvoting. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2024, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 32.5% and 21.1%, respectively, of the voting power of our outstanding capital stock.

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

Future sales of our stock in the public market could cause our stock price to decline and future issuances of our stock could cause dilution.

We cannot predict the effect, if any, that market sales of our shares or the availability of our shares for sale will have on the prevailing trading price of our Class A common stock and Class C capital stock from time to time. There is currently no contractual restriction on our ability to issue additional shares, and all of our outstanding shares are generally freely tradable, except for shares held by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended, which may be sold in compliance with the volume restrictions of Rule 144. Sales of a substantial number of shares of our Class A common stock or Class C capital stock could cause our stock price to decline.

In addition, we may in the future issue additional equity or convertible debt securities, including shares of Class C capital stock, for financings, acquisitions, or equity incentives, or to settle our Notes. If we issue shares of Class C capital stock in the future, such issuances would have a dilutive effect on the economic interest of our existing shareholders. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock and Class C capital stock.

We cannot guarantee that activity under our repurchase authorizations will enhance shareholder value, and repurchases could affect the price of our Class A common stock, Class C capital stock and Notes.

As of December 31, 2024, $381 million remained available under the Repurchase Authorizations, which do not have an expiration date. The timing and actual number of shares or Notes repurchased, if any, will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Our repurchase program may be suspended or discontinued at any time without prior notice, and our Board may authorize the repurchase of additional securities under the program. Repurchases pursuant to the Repurchase Authorizations could affect the price of our Class A common stock, Class C capital stock and Notes and increase volatility in such securities.

The capped call transactions may affect the value of our Class C capital stock.

In connection with the pricing of the 2026 Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions were expected generally to reduce potential dilution in connection with the conversion of the 2026 Notes and/or offset any cash payments we were required to make in excess of the principal amount of converted notes. In connection with settling our 2026 Notes in December 2024, we elected to keep the associated capped call transactions outstanding.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class C capital stock and/or purchasing or selling our Class C capital stock or other securities of ours in secondary market transactions prior to the exercise or earlier termination of the capped call transactions. This activity could cause or avoid an increase or a decrease in the market price of our Class C capital stock.

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
•authorize our Board to issue, without further action by our shareholders, up to 30,000,000 shares of undesignated preferred stock, subject, prior to the threshold date, to the approval rights of the holders of our Class B common stock;
•establish that our Board will be divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that, after the threshold date, our directors may be removed only for cause;
•provide that, after the threshold date, vacancies on our Board may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;
•provide that only our Board may change the Board’s size;
•specify that special meetings of our shareholders can be called only by the chair of our Board, our Board, our chief executive officer, our president or, prior to the threshold date, holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at any such special meeting;
•establish an advance notice procedure for shareholder proposals to be brought before a meeting of shareholders, including proposed nominations of persons for election to our Board;
•require the approval of our Board or the holders of at least two-thirds of all the votes entitled to be cast by shareholders generally in the election of directors, voting together as a single group, to amend or repeal our bylaws; and
•require the approval of not less than two-thirds of all the votes entitled to be cast on a proposed amendment, voting together as a single group, to amend certain provisions of our articles of incorporation.

Prior to the threshold date, our directors can be removed with or without cause by holders of our Class A common stock and Class B common stock, voting together as a single group, and vacancies on the Board may be filled by such shareholders, voting together as a single group. Given the structure of our capital stock, our founders, Richard Barton and Lloyd Frink, who hold or control our Class B common stock, will have the ability for the foreseeable future to control these shareholder actions. See the risk factor above titled “Our capital structure as contained in our charter documents has the effect of concentrating voting control with our founders, and limits your ability to influence corporate matters.”

The provisions described above, after the threshold date, may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board, which board is responsible for appointing our management. In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of our company, even if this change of control would benefit our shareholders.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity.
Cyber-attacks, malicious internet-based activity, online and offline fraud, administrative or technical failures and other cybersecurity threats present risks to the confidentiality, integrity and availability of our information systems, including those of the third parties upon which we rely, and our data residing in those systems. We take seriously our responsibility to protect sensitive consumer, customer and employee information and continually align our cybersecurity program with our overall business strategy.

As of the date of this Annual Report on Form 10-K, we have not identified material risks from known cybersecurity threats that have materially affected Zillow Group. Given the data-driven nature of our business and the prevalent use of technology in operating our business, we face cybersecurity risks inherent to our normal course of operation that, if realized, are reasonably likely to materially affect our business strategy, results of operations and financial condition. For further details on the exposures related to these risks, see the section titled “Risk Factors” within this Annual Report on Form 10-K.

Risk Management, Strategy and Management Oversight

We have an enterprise risk management function responsible for the oversight and assessment of ongoing and emerging risks to our business operations and the integrity of our data, including the impact of cybersecurity risks. Our enterprise risk management team maintains a steering committee that oversees and opines on our processes to identify, prioritize and assess key risks, including risks related to cybersecurity. The steering committee is composed of senior leaders with visibility into our key risks. Such members have expertise in the areas of risk management, business strategy, information technology, cybersecurity, legal and compliance, finance, and business products, among others. In partnership with other stakeholders, this steering committee monitors risk exposures, promotes risk-management strategies, and implements acceptance and notification criteria. The activities of the steering committee are overseen by the Audit Committee of our Board (the “Audit Committee”).

We also maintain an information security function that oversees the protection of our information assets through a program informed by standards promoted by the National Institute of Standards and Technology cybersecurity framework and the Cyber Risk Institute’s Cyber Profile. These frameworks guide our information security function in designing programs to assess cybersecurity risks and respond to cybersecurity incidents. The information security team is led by a designated Chief Information Security Officer (“CISO”) who is responsible for leading enterprise-wide cybersecurity strategy, including assessing and managing risks from cybersecurity threats, and implementing technical security controls by maintaining policies, standards and processes. With more than 20 years of experience in the field of technology and cybersecurity, our CISO has had extensive involvement with the information security function and the maintenance of a robust cybersecurity program. Our CISO has held data privacy and information security roles with increasing responsibility in heavily regulated industries such as financial services, technology and gaming and is a certified information systems security professional.

The information security team maintains incident response policies and procedures designed to help protect the integrity, availability and confidentiality of information and help prevent loss of service. Additionally, we conduct an annual cybersecurity awareness training to educate our employees and empower them to help prevent and respond to cybersecurity events and incidents. Cybersecurity events and incidents may be reported or detected through a variety of means, including emails to centralized information security addresses, our online information technology ticketing system, automatic alerts and incident detection systems, direct discovery by our information security team, or reports from employees or other third parties. Additionally, our incident response policies and procedures specify the process for initial investigation and containment procedures, remediation tactics, retention of documentation and internal and external communications. Our incident response policies and procedures also specify processes for analyzing the severity of an identified incident. In response to cybersecurity incidents, we may involve external advisors to assist with remediation efforts and communications and we may seek to mitigate associated liabilities through our insurance coverage. Such third parties may include external legal counsel, forensic investigators and public relation firms, among others. These vendors serve to support our existing processes and procedures and operate as an extension of our enterprise risk management and information security functions.

Our internal audit team conducts security controls testing over systems in scope for various regulatory and compliance requirements. In addition, management performs periodic third-party risk assessments, vulnerability testing, system and cloud security assessments against our information technology environment. Management also engages third-party external auditors to perform independent testing against all systems in scope for our regulatory and customer-driven compliance obligations.

We engage a variety of third-party service providers to process and store data, including certain customer information, some of which may include personally identifiable information. We also depend on third-party service providers to host many of the systems and infrastructure used to provide our products and services. A limited number of third-party services support essential functions of our business, including the use of cloud-based technology. We rely on these third parties to implement their own cybersecurity programs and cannot ensure their effectiveness. To manage cybersecurity risks arising from our use of third parties, we have a third-party service provider management program which includes the use of security questionnaires, review of statements of work and related information security addenda, procuring results of audits and compliance reviews and obtaining overviews of network infrastructure, among others. Depending on the nature of the services provided, the sensitivity of the data at issue and the identity of the third-party, our third-party service provider management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

Governance

The Audit Committee oversees major enterprise risks and the steps management has taken to monitor and control such exposure, including risks to our information technology infrastructure and security. Members of our legal, compliance, enterprise risk management and information security management teams provide information and updates on any significant issues related to these topics at Audit Committee meetings, which are typically held at least quarterly. The Audit Committee is responsible for ensuring independent examination of management’s programs to identify, assess, respond to and monitor risks, which include those performed by internal audit and third party consultants, among others.

Audit Committee member education is provided throughout the year through presentations and discussions led by members of management, third-party consultants, our independent registered public accounting firm and legal counsel, on topics including information security, among others. Members of our Audit Committee have expertise in the technology industry as well as corporate risk management strategies.
Item 2. Properties.
We have various operating leases for office space which are summarized in the table below as of December 31, 2024. We believe our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet(1)	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters for Zillow Group	113,470	2032
Irvine, California	General office space	60,714	2027
Atlanta, Georgia	General office space	51,822	2025
San Francisco, California	General office space	26,646	2032
New York, New York	General office space	22,119	2030
(1)Excludes square footage of subleased space.
In addition, we lease office space in several other locations, primarily in the United States. See Note 2 and Note 9 of Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.
Item 3. Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 15 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Class A common stock and Class C capital stock are traded on The Nasdaq Global Select Market under the symbols “ZG” and “Z”, respectively. Our Class B common stock is not listed and there is no established public trading market.
Holders of Record
As of February 4, 2025, there were 68, three, and 140 holders of record of our Class A common stock, our Class B common stock, and our Class C capital stock, respectively. This does not include beneficial holders whose stock is held in “street name” through brokers or other nominees.

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
Recent Sales of Unregistered Securities
Except as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2024, there were no unregistered sales of equity securities during the three months ended December 31, 2024.
Purchases of Equity Securities by the Issuer
None.

Performance Graph
The following graph compares our cumulative total shareholder return on Zillow Group’s Class A common stock and Class C capital stock with the Nasdaq Composite Index and the RDG Internet Composite Index.
The information contained in the graph is based on historical data and is not intended to forecast possible future performance.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on 2024 and 2023 financial condition and results of operations and year-to-year comparisons between 2024 and 2023. Similar discussion of our 2022 financial condition and results and year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview of our Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, dedicated partners and agents, and easier buying, selling, financing and renting experiences.
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage origination operations and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including ShowingTime+, Spruce and Follow Up Boss.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, volatility in mortgage interest rates, volatility in rental occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data collected and estimated by Zillow Group, as published monthly on our site, TTV increased 6% during the year ended December 31, 2024 as compared to the year ended December 31, 2023. We continue to invest in the growth of our business, which we believe has resulted in year over year total revenue results, described below, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, that exceeded industry performance for the same period. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Revenue Overview
Our revenue is classified into four categories: Residential, Mortgages, Rentals and Other. Our “For Sale revenue” subtotal includes our Residential and Mortgages revenue categories and represents our revenue from participation in residential real estate purchase and sale transactions.
Residential. Residential revenue includes revenue generated by our Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals through ShowingTime+, StreetEasy for-sale product offerings and, upon acquisition on December 8, 2023, Follow Up Boss.
Premier Agent revenue is generated by the sale of advertising services, as well as marketing and technology products and services, to help real estate agents and brokers grow and manage their businesses and brands. We offer these products and services through our Premier Agent program. Premier Agent products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance (“Flex”) basis. For our market-based pricing offering, connections are distributed to Premier Agent partners in proportion to their share of voice, or a Premier Agent partner’s share of total advertising purchased in a particular zip code. With the Flex model, Premier Agent partners are provided with leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years.
New construction revenue primarily includes advertising services sold to home builders on a cost per residential community or cost per impression basis.

Revenue generated through ShowingTime+ includes ShowingTime revenue, which is primarily generated by Appointment Center, a SaaS and call center solution allowing real estate agents, brokerages and MLSs to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. ShowingTime+ revenue also includes our dotloop real estate transaction management SaaS solution, as well as Zillow Showcase, a listing marketing package.
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
On December 8, 2023, we acquired Follow Up Boss, a customer relationship management system for real estate professionals. Follow Up Boss revenue is generated through our SaaS customer relationship management system which provides real estate agents, teams and brokerages with a central hub to manage real estate transactions from connection to close. For additional information on the Follow Up Boss acquisition, see Note 6 in our Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Mortgages. Mortgages revenue primarily includes revenue generated through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and revenue from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis through our Custom Quote and Connect services.
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
For additional information on our revenue categories, see Note 2 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Financial Overview
For the years ended December 31, 2024 and 2023, we generated total revenue of $2.2 billion and $1.9 billion, respectively, representing a year-over-year increase of 15%. The increase in total revenue was primarily attributable to the following:
For Sale Revenue
•Residential revenue increased by $142 million, or 10%, to $1.6 billion, due to increases in residential revenue per visit and the number of visits.
•Mortgages revenue increased by $49 million, or 51%, to $145 million, driven by an increase in mortgage originations revenue.
Rentals Revenue
•Rentals revenue increased by $96 million, or 27%, to $453 million, due to increases in quarterly revenue per average monthly rentals unique visitor and average monthly rentals unique visitors.
For the years ended December 31, 2024 and 2023, we generated total gross profit of $1.7 billion and $1.5 billion, respectively, representing a year-over-year increase of 12%, due to the combined factors discussed above.
Key Metrics
Management has identified visits, unique users, For Sale revenue per TTV, and the volume of loans originated through Zillow Home Loans as relevant to investors’ and others’ assessment of our financial condition and results of operations.

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
Universal Analytics is no longer offered by Google as of July 1, 2024. As a result of this change, from January 1, 2024 through June 30, 2024, we measured visits to Zillow using an internal measurement tool, but continued to use Universal Analytics to measure visits to StreetEasy. As of July 1, 2024, we measure visits to both Zillow and StreetEasy using an internal measurement tool, and visits to Zillow and StreetEasy end after thirty minutes of user inactivity or at midnight. Trulia continues to measure visits with Adobe Analytics, and visits to Trulia end after thirty minutes of user inactivity.
We believe that using an internal measurement tool to measure visits to Zillow and StreetEasy allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period visits to Zillow to conform with the current period measurement methodology. The change in our measurement platform for visits resulted in an approximately 10% decrease in reported visits for the year ended December 31, 2023, primarily driven by the methodology for campaign changes.
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages), recast for the prior periods, as described above:

	Year Ended December 31,		2023 to 2024 % Change
	2024	2023
Visits	9,308	8,983	4%
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
Prior to January 1, 2024, we measured unique users for Zillow, StreetEasy and HotPads using Universal Analytics. As discussed above, Universal Analytics is no longer offered as of July 1, 2024. As a result of this change, from January 1, 2024 through June 30, 2024, we measured unique users for Zillow using an internal measurement tool, but continued to use Universal Analytics to measure unique users for StreetEasy and HotPads. As of July 1, 2024, we measure visits to Zillow, StreetEasy and HotPads using an internal measurement tool. Trulia continues to measure unique users with Adobe Analytics.

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
We believe that using an internal measurement tool to measure unique users of Zillow, StreetEasy and HotPads allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers. We have recast prior period unique users for Zillow to conform to the current period measurement methodology. The change in our measurement platform for unique users resulted in an approximately 3% increase in reported unique users for the year ended December 31, 2023.
The following table presents our average monthly unique users for the periods presented (in millions, except percentages), recast for the prior periods, as described above:

	Year Ended December 31,		2023 to 2024 % Change
	2024	2023
Average monthly unique users	221	220	—%
For Sale Revenue Per Total Transaction Value

For Sale revenue per TTV is an important metric because it is an indicator of our For Sale revenue performance relative to the residential real estate industry. To evaluate how our investments drive performance relative to industry growth, we use this metric to measure our ability to both connect and convert more buyers and sellers to transact with us and to grow revenue per customer transaction.

We calculate For Sale revenue per TTV as total For Sale revenue for the relevant period divided by the aggregate TTV for the same period. TTV is calculated as the number of existing residential homes sold during the relevant period multiplied by the average sales price of existing residential homes sold during the same period according to residential real estate data collected and estimated by Zillow Group, as published monthly on our site.

The following table presents our For Sale revenue per TTV for the periods presented:

	Year Ended December 31,		2023 to 2024 % Change
	2024	2023
For Sale revenue (in millions)	$1,739	$1,548	12%
Total transaction value (in trillions) (1)	$1.7	$1.6	6%
For Sale revenue per total transaction value (in basis points)	10.1	9.6	5%
(1) Estimate for December 31, 2024 is as of January 2025.
Loan Origination Volume
Loan origination volume is an important metric as it is a measure of how successful we are at the origination of mortgage loan products through our Zillow Home Loans mortgage origination operations, which directly impacts our Mortgages revenue. Loan origination volume represents the total value of mortgage loan originations closed through Zillow Home Loans during the period.

The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Year Ended December 31,		2023 to 2024 % Change
	2024	2023
Purchase loan origination volume	$3,092	$1,534	102%
Refinance loan origination volume	27	16	69%
Total loan origination volume	$3,119	$1,550	101%
Total loan origination volume increased during the year ended December 31, 2024 due to continued growth in Zillow Home Loans purchase loan originations.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Year Ended December 31,		2023 to 2024		Year Ended December 31,
	2024	2023	$ Change	% Change	2024	2023

(in millions, except percentages)
Revenue:
For Sale revenue:
Residential	$1,594	$1,452	$142	10%	71%	75%
Mortgages	145	96	49	51	6	5
Total For Sale revenue	1,739	1,548	191	12	78	80
Rentals	453	357	96	27	20	18
Other	44	40	4	10	2	2
Total revenue	$2,236	$1,945	$291	15%	100%	100%
Total revenue increased $291 million, or 15%, to $2.2 billion:
For Sale Revenue
•Residential revenue increased $142 million, or 10%. The increase in Residential revenue was partially driven by a 6% increase in Residential revenue per visit to $0.171 for the year ended December 31, 2024 from $0.162 for the year ended December 31, 2024, primarily due to the inclusion of revenue from Follow Up Boss, which we acquired in December 2023, growth in our Premier Agent revenue primarily due to continued improvement in our ability to convert connections into transactions, an increase in ShowingTime+ revenue as we expanded software services available to sellers and listing agents, and continued growth in our new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. The increase in Residential revenue was also attributable to a 4% increase in the number of visits for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
•Mortgages revenue increased $49 million, or 51%. This increase was driven by a $64 million increase in mortgage originations revenue, partially offset by a $12 million decrease in Custom Quote and Connect advertising services revenue. The increase in mortgage originations revenue was primarily due to a 101% increase in total loan origination volume to $3.1 billion for the year ended December 31, 2024, from $1.6 billion for the year ended December 31, 2023, primarily driven by our strategic focus on growing Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 22% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of IRLCs and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties. The decrease in Custom Quote and Connect advertising services revenue was primarily due to a 15% decrease in leads generated from marketing products sold to mortgage professionals, driven primarily by our focus on organic growth of our mortgage origination operations.
Rentals Revenue
•Rentals revenue increased $96 million, or 27%. The increase in Rentals revenue was primarily due to a 15% increase in quarterly revenue per average monthly rentals unique visitor to $3.65 for the year ended December 31, 2024 as compared to $3.19 for the year ended December 31, 2023, primarily driven by growth in multifamily property listings, which drove a 42% increase in multifamily rentals revenue. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors which increased 11% to 31 million during the year ended December 31, 2024, from 28 million during the year ended December 31, 2023. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites. We expect Rentals revenue to increase in absolute dollars during the three months ending March 31, 2025, driven primarily by our growth in multifamily revenue. as more multifamily property managers have chosen to list on Zillow Rentals, as well as continued investment in growing our Rentals operations.
Adjusted EBITDA
The following table summarizes net loss and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Year Ended December 31,		2023 to 2024		Year Ended December 31,
	2024	2023	$ Change	% Change	2024	2023
Net loss	$(112)	$(158)	$46	29%	(5)%	(8)%
Adjusted EBITDA	$498	$391	$107	27%	22%	20%
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, in this Annual Report on Form 10-K. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in millions):

	Year Ended December 31,
	2024	2023
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(112)	$(158)
Income taxes	5	4
Other income, net	(127)	(151)
Depreciation and amortization	240	187
Share-based compensation	448	451
Impairment and restructuring costs	6	19
Acquisition-related costs	1	4
Loss (gain) on extinguishment of debt	1	(1)
Interest expense	36	36
Adjusted EBITDA	$498	$391

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Year Ended December 31,		2023 to 2024		Year Ended December 31,
	2024	2023	$ Change	% Change	2024	2023

	(in millions, except percentages)
Cost of revenue	$527	$421	$106	25%	24%	22%
Gross profit	1,709	1,524	185	12	76	78
Operating expenses:
Sales and marketing	790	658	132	20	35	34
Technology and development	585	560	25	4	26	29
General and administrative	524	553	(29)	(5)	23	28
Impairment and restructuring costs	6	19	(13)	(68)	—	1
Acquisition-related costs	1	4	(3)	(75)	—	—
Total operating expenses	1,906	1,794	112	6	85	92
Gain (loss) on extinguishment of debt	(1)	1	(2)	N/A	—	—
Other income, net	127	151	(24)	(16)	6	8
Interest expense	36	36	—	—	2	2
Income tax expense	5	4	1	25	—	—
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
Cost of revenue increased $106 million, or 25%, primarily driven by increases of $58 million in depreciation and amortization expense due to an increase in website development costs, $15 million in mortgage loan processing costs due to increased purchase loan origination volume, $10 million in lead acquisition costs related to partnerships, $7 million in connectivity costs, $5 million in headcount-related expenses, including share-based compensation expense, and $4 million in software and hardware costs.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Gross profit increased by $185 million, or 12%, primarily due to an increase in revenue discussed above. Total gross margin decreased from 78% to 76%.
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
Sales and marketing expenses increased $132 million, or 20%, primarily due to increases of $84 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, $37 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace, and $5 million in travel expenses.
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
Technology and development expenses increased $25 million, or 4%, primarily due to increases of $23 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, $9 million in software and hardware costs, and $4 million in travel expenses. These increases were partially offset by a $9 million decrease in third-party professional service fees driven by active cost management.
General and Administrative
General and administrative expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for executive, finance, accounting, legal, human resources, recruiting, corporate information technology costs and other administrative support. General and administrative expenses also include legal settlement costs and estimated legal liabilities, legal, accounting and other third-party professional service fees, rent expense, depreciation expense, change in the fair value of contingent consideration, and bad debt expense.
General and administrative expenses decreased $29 million, or 5%, primarily due to a $31 million decrease in rent expense primarily driven by cost savings associated with changes in the use of certain office space in our lease portfolio. For additional information on leases, see Note 9 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The decrease in general and administrative expenses was also due to a decrease of $5 million in third-party professional service fees driven by active cost management and a decrease of $3 million in headcount-related expenses, including share-based compensation expense. These decreases were partially offset by an increase of $10 million due to the change in fair value of contingent consideration associated with our acquisition of Follow Up Boss, which was primarily driven by the passage of time at the applicable discount rate as we approach the payment dates. We expect general and administrative expenses to decrease in absolute dollars during the three months ending March 31, 2025, primarily driven by a decrease in share-based compensation expense, as we continue to focus on mitigating dilution as we issue new equity awards and as a result of the impact of costs associated with the departure of certain personnel recorded in the three months ended December 31, 2024.
Impairment and Restructuring Costs
Impairment and restructuring costs were $6 million and $19 million for the years ended December 31, 2024 and 2023, respectively, and were primarily associated with changes in the use of certain office spaces in our lease portfolio. For additional information regarding impairment costs, see Note 9 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments and fair value adjustments on an outstanding warrant.
Other income, net decreased $24 million, or 16%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in other income, net, was primarily attributable to lower interest income on investments due to a decrease in our investment balances as a result of the settlement of the 2024 Notes and 2026 Notes during the year ended December 31, 2024. The decrease in other income, net was also attributable to fair value adjustments on an outstanding warrant.
Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of December 31, 2024 and December 31, 2023, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.3 billion as of December 31, 2024, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $66 million (tax effected) as of December 31, 2024.
We recorded income tax expense of $5 million and $4 million for the years ended December 31, 2024 and 2023, respectively, primarily driven by state taxes. Refer to Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our income taxes.
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
Sources of Liquidity
As of December 31, 2024 and 2023, we had cash and cash equivalents, investments and restricted cash of $1.9 billion and $2.8 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, U.S. government treasury securities, and commercial paper. Investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities, and commercial paper. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of December 31, 2024, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions):

	Year Ended December 31,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$428	$354
Net cash provided by investing activities	395	25
Net cash used in financing activities	(1,233)	(352)
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
For the year ended December 31, 2024, net cash provided by operating activities was $428 million. This was driven by a net loss of $112 million, adjusted by share-based compensation of $448 million, depreciation and amortization of $240 million, accretion of bond discount of $27 million, amortization of contract cost assets of $19 million, amortization of right of use assets of $10 million, impairment costs of $6 million, amortization of debt issuance costs of $4 million, and $14 million in other adjustments to reconcile net loss to cash provided by operating activities. Changes in operating assets and liabilities decreased cash provided by operating activities by $175 million. The changes in operating assets and liabilities are primarily related to a $74 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $59 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $35 million decrease in lease liabilities due to contractual lease payments, a $21 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, and an $8 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears. These changes were partially offset by a $10 million increase in accrued compensation and benefits driven by the timing of payments and an $8 million increase in deferred revenue related to growth in subscription-based contracts.

For the year ended December 31, 2023, net cash provided by operating activities was $354 million. This was primarily driven by a net loss of $158 million, adjusted by share-based compensation expense of $451 million, depreciation and amortization expense of $187 million, accretion of bond discount of $35 million, amortization of right of use assets of $35 million, amortization of contract cost assets of $21 million, impairment costs of $16 million, and amortization of debt issuance costs of $5 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $165 million. The changes in operating assets and liabilities are primarily related to a $59 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $30 million decrease in lease liabilities primarily due to contractual lease payments, a $24 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $21 million increase in contract cost assets primarily due to capitalized sales commissions, an $18 million decrease in accrued expenses and other current liabilities driven by the timing of payments, a $17 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, and a $2 million decrease in other long-term liabilities. These changes were partially offset by a $6 million increase in accounts payable driven by the timing of payments.
Cash Flows Provided By Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments, the purchase of property and equipment and intangible assets, and cash paid in connection with acquisitions.
For the year ended December 31, 2024, net cash provided by investing activities was $395 million. This was primarily the result of $573 million of net proceeds from maturities and sales of investments and $171 million of purchases of property and equipment and intangible assets.
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
For the year ended December 31, 2024, net cash used in financing activities was $1.2 billion, which primarily related to $1.2 billion of cash paid for the settlement of the 2024 Notes and 2026 Notes and for the partial repurchase of the 2025 Notes. Net cash used in financing activities was also due to $301 million of cash paid for share repurchases. The cash outflows were partially offset by $212 million of proceeds from the exercise of option awards and $52 million of net borrowings on our master repurchase agreements related to Zillow Home Loans.
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

Capital Resources
Notes
As of December 31, 2024, we have $419 million aggregate principal amount of 2025 Notes outstanding, which is our sole outstanding series of Notes. The 2025 Notes are senior unsecured obligations, and interest on the 2025 Notes is paid semi-annually. The following table summarizes our Notes as of the periods presented (in millions, except interest rates):

			Carrying Value
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	December 31, 2024	December 31, 2023
September 1, 2026(1)	$—	1.375%	$—	$496
May 15, 2025	419	2.75%	418	504
September 1, 2024(2)	—	0.75%	—	607
Total	$419		$418	$1,607
(1) The 2026 Notes were settled on December 18, 2024 and are no longer outstanding.
(2) The 2024 Notes matured on September 1, 2024 and are no longer outstanding.
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
During the year ended December 31, 2024, we repurchased a total of $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest. During the year ended December 31, 2023, we repurchased a total of $58 million aggregate principal amount of the 2025 Notes through open market transactions for $57 million in cash, including accrued interest.
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
Settlement of 2026 Notes. On October 8, 2024, we submitted notice to the trustee to exercise our right to redeem the remaining $499 million in aggregate principal amount of the 2026 Notes on December 18, 2024 (the “Redemption Date”). Holders of the 2026 Notes elected to convert $498 million of aggregate principal amount prior to the Redemption Date. We settled these conversions with aggregate cash payments totaling $498 million covering principal and cash in lieu of fractional shares, and the issuance of 4.5 million shares of Class C capital stock. In addition, on the Redemption Date, the Company redeemed all approximately $1 million in aggregate principal amount of 2026 Notes that had not been surrendered for conversion at a redemption price in cash equal to 100% of the principal amount of 2026 Notes not converted, plus accrued and unpaid interest on such 2026 Notes from September 1, 2024 to, but excluding, the Redemption Date.
Refer to Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our Notes, including conversion rates, conversion and redemption dates and the related capped call transactions.

Share Repurchases
The Board has authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding Notes or a combination thereof. The Repurchase Authorizations do not have an expiration date. During the year ended December 31, 2024, we repurchased 1.1 million shares of Class A common stock and 6 million shares of Class C capital stock at an average price of $42.26 and $42.45 per share, respectively, for an aggregate purchase price of $46 million and $255 million, respectively. As of December 31, 2024, after the effects of our cumulative share and convertible debt repurchases, $381 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on these authorizations, see Note 10 and Note 12 in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at December 31, 2024	Outstanding Borrowings at December 31, 2023	Weighted Average Interest Rate at December 31, 2024
UBS AG(1)	September 5, 2025	$150	$73	$45	6.07%
JPMorgan Chase Bank, N.A.(2)	May 1, 2025	150	72	40	6.14%
Atlas Securitized Products, L.P.(3)	March 11, 2024	—	—	8	—%
	Total	$300	$145	$93
(1)Agreement was amended and renewed on September 6, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(2)Agreement was amended and renewed on May 2, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(3)Agreement expired on March 11, 2024 and was not renewed.

Refer to Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on Zillow Group’s master repurchase agreements.
Contractual Obligations and Other Commitments
Notes - Includes the aggregate principal amount of the 2025 Notes due on their contractual maturity date, as well as the associated coupon interest. As of December 31, 2024, we have an outstanding aggregate principal amount of $419 million and associated future interest payments totaling $6 million, both of which are payable within 12 months. Refer to Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for maturity dates, stated interest rates and additional information on our Notes.

Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of December 31, 2024, we have outstanding principal amounts of $145 million. Amounts exclude an immaterial amount of estimated interest payments.

Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. For additional information regarding our operating leases and associated obligations, see Note 9 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, as of December 31, 2024, we had outstanding letters of credit of approximately $9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Contingent Consideration - In connection with the acquisition of Follow Up Boss, we agreed to pay contingent consideration of up to $100 million upon the achievement of certain performance metrics over a three-year period measured at each anniversary of the acquisition close date. As of December 31, 2024, the first earn out period passed resulting in an expected payment of $33 million in February 2025. For additional information regarding this contingent consideration, see Note 4 and Note 6 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Purchase Obligations - We have non-cancellable purchase obligations for content related to our mobile applications and websites and certain cloud computing costs. For additional information regarding our purchase obligations, see Note 15 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Rentals Partnership - Pursuant to the rentals partnership with Redfin Corporation (“Redfin”) we entered into on February 6, 2025, we will make a $100 million upfront payment to Redfin and will pay Redfin for leads generated through their network. For additional information on this partnership, see Note 19 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the housing market and the broader economy has resulted in significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates.
We believe that the estimates, judgments and assumptions associated with accounting for certain revenue offerings, website and software development costs, business combinations, including the initial and subsequent fair value measurements of assets (primarily intangible assets), liabilities and contingent consideration, recoverability of intangible assets with definite lives and other long-lived assets, and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates.
Accounting for Certain Revenue
Accrued Revenue. We accrue revenue for certain of our products, primarily our Premier Agent Flex, rentals pay per lease (“Zillow Lease Connect”) and StreetEasy Experts offerings. With these pricing models, our customers are provided with leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed, generally within two years, or a lease is secured with one of the leads we have provided, generally within six months. With these pricing models, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into closed real estate transactions or secured leases and the value of those transactions. As of December 31, 2024, we recorded a contract asset of $157 million associated with these products.
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
The acquisition of Follow Up Boss includes the potential for the future payment of consideration that is contingent upon the achievement of certain performance metrics. The fair value of contingent consideration is recorded as a liability in our consolidated balance sheets and was estimated at the acquisition date using a Monte Carlo simulation and unobservable inputs. These inputs included the probabilities of the achievement of certain performance metrics and the related discount rates. Subsequent to the acquisition date, at each reporting period until the contingencies are resolved, the contingent consideration is remeasured at current fair value with changes recorded in our consolidated statements of operations. Changes in any of the inputs may result in a significant fair value adjustment.
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
We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our share-based compensation expense calculations on a prospective basis. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. As we continue to accumulate additional data related to our Class C capital stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future share-based compensation expense. We expect our share-based compensation expense to decrease in 2025 compared to 2024 as existing awards continue to vest over their respective periods and we focus on mitigating dilution as we issue new awards.
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
As of December 31, 2024, we had approximately $419 million aggregate principal amount of convertible senior notes outstanding, which mature in May 2025. The outstanding 2025 Notes bear a fixed rate of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair value of the 2025 Notes changes primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of December 31, 2024 and 2023, we had $145 million and $93 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our annual interest expense associated with the master repurchase agreements as of December 31, 2024.
For additional details related to our credit facilities and the 2025 Notes, see Note 10 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several years. In response to ongoing inflationary pressures in the United States, the Federal Reserve implemented a number of increases to the federal funds rate during 2022 and 2023. Despite inflation stabilizing beginning in the second half of 2023 and the federal funds rate decreasing in the second half of 2024, prior federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zillow Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Residential and Rentals Revenue Processed and Recorded using Highly Automated Systems — Refer to Notes 2 and 17 to the Financial Statements
Critical Audit Matter Description
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
◦Performed testing of relevant system interface controls and automated controls.
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
February 11, 2025
We have served as the Company’s auditor since 2016.

ZILLOW GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,082	$1,492
Short-term investments	776	1,318
Accounts receivable, net	104	96
Mortgage loans held for sale	159	100
Prepaid expenses and other current assets	210	140
Restricted cash	3	3
Total current assets	2,334	3,149
Contract cost assets	25	23
Property and equipment, net	360	328
Right of use assets	59	73
Goodwill	2,823	2,817
Intangible assets, net	207	241
Other assets	21	21
Total assets	$5,829	$6,652
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30	$28
Accrued expenses and other current liabilities	105	107
Accrued compensation and benefits	57	47
Borrowings under credit facilities	145	93
Deferred revenue	62	52
Lease liabilities, current portion	14	37
Convertible senior notes, current portion	418	607
Total current liabilities	831	971
Lease liabilities, net of current portion	83	95
Convertible senior notes, net of current portion	—	1,000
Other long-term liabilities	67	60
Total liabilities	981	2,126
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 54,333,292 and 55,282,702 shares as of December 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 181,937,981 and 171,853,566 shares as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	6,733	6,301
Accumulated other comprehensive loss	(3)	(5)
Accumulated deficit	(1,882)	(1,770)
Total shareholders’ equity	4,848	4,526
Total liabilities and shareholders’ equity	$5,829	$6,652
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
For Sale revenue:
Residential	$1,594	$1,452	$1,522
Mortgages	145	96	119
For Sale revenue	1,739	1,548	1,641
Rentals	453	357	274
Other	44	40	43
Total revenue	2,236	1,945	1,958
Cost of revenue	527	421	367
Gross profit	1,709	1,524	1,591
Operating expenses:
Sales and marketing	790	658	664
Technology and development	585	560	498
General and administrative	524	553	498
Impairment and restructuring costs	6	19	24
Acquisition-related costs	1	4	—
Total operating expenses	1,906	1,794	1,684
Loss from continuing operations	(197)	(270)	(93)
Gain (loss) on extinguishment of debt	(1)	1	—
Other income, net	127	151	43
Interest expense	(36)	(36)	(35)
Loss from continuing operations before income taxes	(107)	(154)	(85)
Income tax expense	(5)	(4)	(3)
Net loss from continuing operations	(112)	(158)	(88)
Net loss from discontinued operations, net of income taxes	—	—	(13)
Net loss	$(112)	$(158)	$(101)
Net loss from continuing operations per share - basic and diluted	$(0.48)	$(0.68)	$(0.36)
Net loss per share - basic and diluted	$(0.48)	$(0.68)	$(0.42)
Weighted-average shares outstanding - basic and diluted	234,077	233,575	242,163
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(112)	$(158)	$(101)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	2	10	(22)
Total other comprehensive income (loss)	2	10	(22)
Comprehensive loss	$(110)	$(148)	$(123)
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	250,630	$—	$7,001	$(1,667)	$7	$5,341
Cumulative-effect adjustment from adoption of guidance on accounting for convertible instruments and contracts in an entity’s own equity	—	—	(492)	156	—	(336)
Issuance of Class C capital stock upon exercise of stock options	1,129	—	45	—	—	45
Vesting of restricted stock units	4,722	—	—	—	—	—
Share-based compensation expense	—	—	502	—	—	502
Repurchases of Class A common stock and Class C capital stock	(22,213)	—	(947)	—	—	(947)
Net loss	—	—	—	(101)	—	(101)
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance at December 31, 2022	234,268	—	6,109	(1,612)	(15)	4,482
Issuance of Class C capital stock upon exercise of stock options	1,829	—	72	—	—	72
Vesting of restricted stock units	6,400	—	—	—	—	—
Share-based compensation expense	—	—	524	—	—	524
Repurchases of Class A common stock and Class C capital stock	(9,523)	—	(424)	—	—	(424)
Issuance of Class C capital stock in connection with an acquisition	380	—	20	—	—	20
Net loss	—	—	—	(158)	—	(158)
Other comprehensive income	—	—	—	—	10	10
Balance at December 31, 2023	233,354	—	6,301	(1,770)	(5)	4,526
Issuance of Class C capital stock upon exercise of stock options	5,474	—	212	—	—	212
Vesting of restricted stock units	6,436	—	—	—	—	—
Share-based compensation expense	—		520	—	—	520
Settlement of capped call transactions	(2,141)		—	—	—	—
Settlement of convertible senior notes	6,462	—	1	—	—	1
Repurchases of Class A common stock and Class C capital stock	(7,096)	—	(301)	—	—	(301)
Net loss	—	—	—	(112)	—	(112)
Other comprehensive income	—	—	—	—	2	2
Balance at December 31, 2024	242,489	$—	$6,733	$(1,882)	$(3)	$4,848
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(112)	$(158)	$(101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	240	187	157
Share-based compensation	448	451	451
Amortization of right of use assets	10	35	23
Amortization of contract cost assets	19	21	30
Amortization of debt discount and debt issuance costs	4	5	26
Loss (gain) on extinguishment of debt	1	(1)	21
Impairment and restructuring costs	6	16	—
Accretion of bond discount	(27)	(35)	(18)
Other adjustments to reconcile net loss to net cash provided by operating activities	14	(2)	24
Changes in operating assets and liabilities:
Accounts receivable	(8)	(24)	82
Mortgage loans held for sale	(59)	(59)	66
Inventory	—	—	3,904
Prepaid expenses and other assets	(74)	(17)	6
Contract cost assets	(21)	(21)	(18)
Lease liabilities	(35)	(30)	(21)
Accounts payable	2	6	3
Accrued expenses and other current liabilities	—	(18)	(71)
Accrued compensation and benefits	10	(1)	(60)
Deferred revenue	8	1	(7)
Other long-term liabilities	2	(2)	7
Net cash provided by operating activities	428	354	4,504
Investing activities
Proceeds from maturities of investments	1,042	1,287	802
Proceeds from sales of investments	237	—	—
Purchases of investments	(706)	(664)	(2,191)
Purchases of property and equipment	(143)	(135)	(115)
Purchases of intangible assets	(28)	(30)	(25)
Cash paid for acquisitions, net	(7)	(433)	(4)
Net cash provided by (used in) investing activities	395	25	(1,533)
Financing activities
Repayments of borrowings on credit facilities	—	—	(2,206)
Net borrowings (repayments) on warehouse line of credit and repurchase agreements	52	56	(76)
Repurchases of Class A common stock and Class C capital stock	(301)	(424)	(947)
Settlement of long-term debt	(1,196)	(56)	(1,158)
Proceeds from exercise of stock options	212	72	46
Net cash used in financing activities	(1,233)	(352)	(4,341)
Net increase (decrease) in cash, cash equivalents and restricted cash during period	(410)	27	(1,370)
Cash, cash equivalents and restricted cash at beginning of period	1,495	1,468	2,838
Cash, cash equivalents and restricted cash at end of period	$1,085	$1,495	$1,468
Supplemental disclosures of cash flow information
Cash paid for interest	$35	$28	$50
Cash paid for taxes	6	6	6
Noncash transactions:
Write-off of fully depreciated property and equipment	$85	$63	$53
Capitalized share-based compensation	72	73	51
Write-off of fully amortized intangible assets	24	5	203
Initial fair value of contingent consideration recognized in connection with an acquisition	—	81	—
Value of Class C capital stock issued in connection with an acquisition	—	20	—
Settlement of beneficial interests in securitizations	—	—	(79)
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
Our portfolio of affiliates, subsidiaries and brands includes Zillow Premier Agent, Zillow Home Loans, our mortgage origination operations and affiliate lender, Zillow Rentals, Trulia, StreetEasy, HotPads and Out East. In addition, Zillow Group provides a comprehensive suite of marketing software and technology solutions for the real estate industry, including ShowingTime+, Spruce and Follow Up Boss.
In the fourth quarter of 2021, we began to wind down the operations of Zillow Offers, our iBuying business which purchased and sold homes directly in markets across the country. The wind down was completed in the third quarter of 2022, and we have presented the financial results of Zillow Offers as discontinued operations in our consolidated statements of operations for the year ended December 31, 2022. See Note 3 for additional information.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors, which are uncertain and difficult to predict. For example, we believe that potential changes in any of the following areas may have a significant impact on us in terms of our future financial position, results of operations or cash flows: the health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to navigate industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations; our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners; our ability to comply with current and future rules and requirements promulgated by NAR, MLSs, or other real estate industry groups or governing bodies, and to maintain or establish relationships with listing and data providers; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow the mortgage operations of Zillow Home Loans, our affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters, climate change, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings and government investigations; our ability to attract, engage, and retain a highly skilled workforce; protection of Zillow Group’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include Zillow Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with GAAP.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, business combinations, including the initial and subsequent fair value measurements of assets (primarily intangible assets), liabilities and contingent consideration, and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the housing market and the broader economy may result in additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, accounts receivable and mortgage loans held for sale. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure of our investments to credit risk.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. There were no customers that comprised 10% or more of our total accounts receivable as of December 31, 2024 or 2023. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.
Similarly, our credit risk on mortgage loans held for sale is dispersed due to a large number of customers and is mitigated by the fact that we typically sell mortgages on the secondary market within a relatively short period of time after the loan is originated.
Cash and Cash Equivalents
Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Our cash equivalents represent investments with original maturities of three months or less. We regularly maintain cash in excess of federally insured limits at financial institutions.
Short-term Investments
Our investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities and commercial paper. The investments are available to support current operations and are classified as short-term investments measured at fair value. Our investment policy only allows for purchases of investment-grade securities and provides guidelines on concentrations to ensure minimum risk of loss. We evaluate whether unrealized losses on available-for-sale debt securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, we recognize an allowance reflective of our current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, we continue to classify the losses in comprehensive loss unless either we intend to sell the security or it is more likely than not we will be required to sell the security. We did not identify any unrealized loss positions in our available-for-sale securities that were the result of credit losses as of December 31, 2024 or 2023. Additionally, we have the ability to hold our investments to maturity and more likely than not will not be required to sell the securities before a recovery of the amortized cost basis has occurred.
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
Generally, mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, which limits exposure to nonperformance by loan buyer counterparties. However, we remain liable for certain limited representations and warranties related to loan sales, such as non-compliance with defined loan origination or documentation standards, including misstatement in the loan documents, early payoff or default on early payments. Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties. We record a reserve for probable losses in connection with the sale of mortgage loans within accrued expenses and other current liabilities in the consolidated balance sheet.
Loan Commitments and Related Derivatives
We are party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria in connection with our Zillow Home Loans mortgage origination business. IRLCs are accounted for as derivative instruments recorded at fair value with gains and losses recognized in revenue in the consolidated statements of operations. We manage our interest rate risk related to IRLCs and mortgage loans held for sale through the use of derivative instruments, generally forward contracts on MBSs, which are commitments to either purchase or sell a financial instrument at a future date for a specified price, and mandatory loan commitments, which are an obligation by an investor to buy loans at a specified price within a specified time period. We do not enter into or hold derivatives for trading or speculative purposes, and our derivatives are not designated as hedging instruments. Changes in the fair value of our derivative financial instruments are recognized in revenue in our consolidated statements of operations, and the fair values are reflected in other current assets or other current liabilities, as applicable. Refer to Note 4 to our consolidated financial statements for additional information regarding IRLCs and related derivatives.
There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs are substantially offset by corresponding gains or losses on forward contracts on MBSs and mandatory loan commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days.
Contract Balances
Accounts receivable represent our unconditional right to consideration. Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts represents our estimate of expected credit losses over the contractual life of the accounts receivable. To evaluate the adequacy of our allowance for doubtful accounts each reporting period, we analyze the accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivable balances, payment terms, historical loss experience, current information and future expectations. Changes to the allowance for doubtful accounts are adjusted through credit loss expense, which is included in general and administrative expenses in the consolidated statements of operations.
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
Contract Cost Assets
We capitalize certain incremental costs of obtaining contracts with customers which we expect to recover. These costs relate to commissions paid to sales personnel, primarily for our Premier Agent and Rentals products. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Capitalized commission costs are recorded as contract cost assets in our consolidated balance sheets. Contract cost assets are amortized to expense on a straight-line basis over a period that is consistent with the transfer to the customer of the products or services to which the asset relates, generally the estimated life of the customer relationship. Amortization expense related to contract cost assets is included in sales and marketing expenses in our consolidated statements of operations. In determining the estimated life of our customer relationships, we consider quantitative and qualitative data, including, but not limited to, historical customer data, recent changes or expected changes in product or service offerings and changes in how we monetize our products and services.
We monitor our contract cost assets for impairment and recognize an impairment loss in the consolidated statements of operations to the extent the carrying amount of the asset recognized exceeds the amount of consideration that we expect to receive in the future and that we have received but have not recognized in revenue less the costs that relate directly to providing those goods or services that have not yet been recognized as expenses. For the years ended December 31, 2024, 2023 and 2022, we did not record any material impairment losses to our contract cost assets.
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
Website and Software Development Costs
Costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over their estimated useful lives. Amortization expense related to capitalized website and software development costs is included in cost of revenue in our consolidated statements of operations.
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
Construction-in-progress primarily consists of website and software development costs that are capitalizable, but for which the associated applications have not been placed in service.
Leases
Our lease portfolio is primarily composed of operating leases for our office space. We determine whether a contract is or contains a lease at inception of the contract. Our operating leases are included in right of use assets and lease liabilities in our consolidated balance sheets. We do not have any material financing leases.
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
Our leases have remaining lease terms ranging from less than one year to eight years, most of which include one or more options to extend the lease term. The renewal options can generally extend the lease term for up to an additional three to ten years. When determining if a renewal option is reasonably certain of being exercised at lease commencement, we consider several factors, including but not limited to, contract-based, asset-based and entity-based factors. We reassess the term of existing leases if there is a significant event or change in circumstances within our control that affects whether we are reasonably certain to exercise an option to extend a lease. Examples of such events or changes include construction of significant leasehold improvements or other modifications or customizations to the underlying asset, relevant business decisions or subleases. As of December 31, 2024, we have concluded that our renewal options are not reasonably certain of being exercised, therefore, renewal options are not included in the right of use assets and lease liabilities.
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

Beginning in 2023, our chief operating decision maker (“CODM”), who is our chief executive officer (“CEO”), began managing our business, making operating decisions and evaluating operating performance on the basis of the company as a whole, instead of on a segment basis as he did prior to 2023. This aligns to our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. This resulted in revisions to the nature and substance of information regularly provided to and used by the CODM. Accordingly, in 2023, we realigned our operating structure, resulting in a single operating and reportable segment. In line with this, the nature and substance of the information regularly provided to our segment management similarly changed, and we determined that we had only one reporting unit. Because the segment change impacted the structure of our reporting units, we performed a qualitative goodwill impairment assessment immediately before and immediately after the change in reporting units. Based on those assessments, we determined it was more likely than not that the fair value of our current and legacy reporting units exceeded their respective carrying values. Therefore, we concluded that it was not necessary to perform a quantitative impairment test. During the years ended December 31, 2024, 2023 and 2022, we did not record any impairments related to goodwill.
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
We record contingent consideration at its preliminary estimated fair value at the date of acquisition. The current portion of contingent consideration is recorded within accrued expenses and other current liabilities, and the long-term portion is recorded within other long-term liabilities in our consolidated balance sheets. The fair value of contingent consideration is remeasured each reporting period. Measurement period adjustments, if any, to the preliminary estimated fair value as of the acquisition date are recorded to goodwill during the measurement period, which may be up to one year from the acquisition date. Changes in fair value as a result of updated assumptions after the acquisition date are recorded in general and administrative expenses in the consolidated statements of operations.
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
We disaggregate our revenue into the following categories: Residential, Rentals, Mortgages and Other, described below. Our “For Sale revenue” subtotal includes our Residential and Mortgages revenue categories and represents our revenue from participation in residential real estate purchase and sale transactions.
Residential. Residential revenue includes revenue generated by our Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals through ShowingTime+, StreetEasy for-sale product offerings, and Follow Up Boss.
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
Premier Agent advertising products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance basis. Connections are delivered when consumer contact information is provided to Premier Agent partners. We do not promise any minimum or maximum number of connections to customers, but instead control when and how many connections to deliver based on a customer’s share of voice. A Premier Agent partners’ share of voice in a zip code is determined by their proportional monthly prepaid spend in that zip code as a percentage of the total monthly prepaid spend of all Premier Agent partners in that zip code, and determines the proportion of connections a Premier Agent partner receives. The number of connections delivered for a given spend level is dynamic; as demand for advertising in a zip code increases or decreases, the number of connections delivered to a Premier Agent partner in that zip code decreases or increases accordingly.
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
Our pay for performance pricing model is called “Flex” and is available in certain markets to select partners. With the Flex model, Premier Agent partners are provided with leads at no initial cost and pay a performance advertising fee only when a real estate transaction is closed with one of the leads, generally within two years. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration and record revenue as our performance obligations, or leads, are transferred. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. We record a contract asset for our estimate of the consideration to which we will be entitled when the right to the consideration is conditional. When the right to consideration becomes unconditional, upon the close of a real estate transaction, we reclassify amounts to accounts receivable.
Revenue from ShowingTime+ encompasses several products and services including Dotloop, ShowingTime, Zillow Showcase and Listing Media Services. Dotloop is a real estate transaction management SaaS solution. ShowingTime primarily generates revenue through Appointment Center, which is a SaaS and call center solution allowing real estate agents, brokerages and multiple listing services to efficiently schedule real estate viewing appointments on behalf of their customers. Both Dotloop and Appointment Center revenue are primarily billed monthly in advance and recognized ratably over the contract period, aligning to the satisfaction of our performance obligations. ShowingTime+ revenue also includes revenue generated from Zillow Showcase, an advertising and marketing solution which allows real estate agents to advertise an enhanced listing on Zillow’s mobile applications and websites. Customers pay for Zillow Showcase credits upfront. We recognize revenue by measuring our progress towards satisfaction of our performance obligations, primarily the enhanced listing features, using the output method of results achieved. ShowingTime+ revenue also includes Listing Media Services, a real estate photography and rich media platform. Customers typically pay for Listing Media Services upfront at the time of scheduling their appointment with a photographer. We recognize revenue at a point in time upon transfer of control of the media purchased to our customers.
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
StreetEasy for-sale revenue primarily consists of our StreetEasy Experts and StreetEasy subscription offerings. StreetEasy Experts is our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance referral fee only when a real estate purchase transaction is closed with one of the leads. Under the StreetEasy Experts pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration based on the expected number of closed transactions during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. We record a corresponding contract asset for the estimate of variable consideration for StreetEasy Experts when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the close of a real estate transaction, we reclassify amounts to accounts receivable. Revenue generated through StreetEasy subscription offerings includes the sale of advertising and a suite of tools to developers, property managers, agents and other real estate professionals. StreetEasy subscription customers pay in advance on a cost per property basis, based on the property size and product tier. We recognize revenue on a straight-line basis over the contractual listing period which aligns to our satisfaction of performance obligations.
Follow Up Boss is a SaaS solution allowing real estate agents, teams and brokerages to manage real estate leads from the initial contact through the home buying or selling process. Follow Up Boss revenue is primarily billed in advance on a monthly basis and recognized ratably over the contract period, aligning to the satisfaction of our performance obligations.

Rentals. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants under the Zillow and StreetEasy brands. Rentals revenue includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lead, lease, listing or impression basis or for a fixed fee for certain advertising packages. We recognize revenue as leads, clicks and impressions are provided to rental professionals, or as rental listings are published on our mobile applications and websites, which is the amount for which we have the right to invoice. We bill our fixed fee rentals products monthly in arrears and recognize revenue ratably over the contract period, aligning to the satisfaction of our performance obligations. The number of leases generated through our rentals pay per lease product, Zillow Lease Connect, during the period is accounted for as variable consideration. We estimate the amount of consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved. We record a contract asset for the estimate of variable consideration for Zillow Lease Connect when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the execution of a lease, we reclassify amounts to accounts receivable. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee. Rental applications customers pay upfront and we recognize revenue ratably over the contractual period during which the customer has the right to access and submit the rental application.
Mortgages. Mortgages revenue primarily includes revenue generated by Zillow Home Loans, our affiliated mortgage lender, and marketing products sold to mortgage professionals on a cost per lead basis, including our Custom Quote and Connect services.
Mortgage origination revenue reflects origination fees on purchase or refinance mortgages and the corresponding sale, or expected future sale, of a loan. When an IRLC is made to a customer, we record the expected gain on sale of the mortgage, plus the estimated earnings from the expected sale of the associated servicing rights, adjusted for a pull-through percentage (which is defined as the likelihood that an IRLC will be originated), as revenue. Revenue from loan origination fees is recognized at the time the related purchase or refinance transactions are completed, usually upon the close of escrow and when we fund the purchase or refinance mortgage loans. Once funded, mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Origination costs associated with originating mortgage loans are recognized as incurred. We generally sell the mortgages we originate and the related servicing rights to third-party purchasers.
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
Zillow Group operates Custom Quote and Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect and Custom Quote cost per lead marketing products, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. For our cost per lead mortgages products, we recognize revenue when a user contacts a mortgage professional through our mortgages platform, which corresponds directly to the value of our performance.
Other. Other revenue primarily includes revenue generated from display products, which consist of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile applications and websites. We recognize revenue as clicks occur or as impressions are delivered to users interacting with our mobile applications or websites, which is the amount for which we have the right to invoice.
There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2024, 2023 or 2022.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023 and 2022, expenses attributable to advertising totaled $175 million, $137 million and $144 million, respectively.
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
Research and development costs are expensed as incurred and are recorded in technology and development expenses. For the years ended December 31, 2024, 2023 and 2022, expenses attributable to research and development totaled $543 million, $545 million and $495 million, respectively.
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
Impairment and Restructuring Costs. From time to time, we record impairment costs within impairment and restructuring costs in our consolidated statements of operations. See Note 9 for additional information on the impairment costs recorded during the year ended December 31, 2024.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued guidance to improve existing disclosure requirements for segment reporting, primarily through enhanced disclosures about significant segment expenses and new disclosure requirements applicable to entities with a single reportable segment. We adopted this guidance on a retrospective basis for the annual period ended December 31, 2024. Refer to Note 19 for additional information related to our segment information disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued guidance to enhance the income tax rate reconciliation disclosure requirements and to provide clarity on disclosure requirements for income taxes. This guidance is effective for annual periods beginning after December 15, 2024, and can be applied on a prospective or retrospective basis, with early adoption permitted. We expect to adopt this guidance for the annual period ending December 31, 2025. While we anticipate this guidance will result in additional disclosures related to income taxes, we do not expect this new guidance to have a material impact on our consolidated financial statements.
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
Note 3. Discontinued Operations
Zillow Offers Wind Down
In November 2021, the Board made the determination to wind down Zillow Offers operations. This decision was made in light of home pricing unpredictability, capacity constraints and other operational challenges faced by Zillow Offers that were exacerbated by an unprecedented housing market, a global pandemic and a difficult labor and supply chain environment, all of which led us to conclude that, despite its initial promise in earlier quarters, Zillow Offers was unlikely to be a sufficiently stable line of business to meet our goals going forward.
The wind down of Zillow Offers was completed in the third quarter of 2022, at which time Zillow Offers met the criteria for discontinued operations. Accordingly, we have presented the results of operations, excluding allocation of any general corporate expenses, of Zillow Offers as discontinued operations in our consolidated statements of operations for the year ended December 31, 2022.

The following table presents the major classes of line items of the discontinued operations included in the consolidated statements of operations for the year ended December 31, 2022 (in millions):

Revenue	$4,249
Cost of revenue	4,023
Gross profit	226
Operating expenses:
Sales and marketing	153
Technology and development	6
General and administrative	10
Impairment and restructuring costs	25
Total operating expenses	194
Income from discontinued operations	32
Loss on extinguishment of debt	(21)
Other income, net	13
Interest expense	(36)
Loss from discontinued operations before income taxes	(12)
Income tax expense	(1)
Net loss from discontinued operations	$(13)
Net loss from discontinued operations per share - basic and diluted	$(0.05)
The following table presents significant non-cash items and capital expenditures of the discontinued operations for the year ended December 31, 2022 (in millions):

Amortization of debt discount and debt issuance costs	$21
Loss on debt extinguishment	21
Share-based compensation	16
Inventory valuation adjustment	9
Depreciation and amortization	7
Capital expenditures	1
Settlement of beneficial interests in securitizations	(79)

Restructuring
Restructuring costs totaled $24 million for the year ended December 31, 2022 and were primarily related to the Zillow Offers wind down. Cumulative restructuring charges attributable to continuing operations as of December 31, 2022 totaled $33 million.
Note 4. Financial Instruments
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
During the year ended December 31, 2024, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration. See Note 6 for additional details on our contingent consideration.
The following table presents the range and weighted average unobservable inputs used in determining the fair value of contingent consideration as of December 31, 2024:

	Discount Rate	Probability of Achieving Performance Metrics
Range	5.70% - 5.87%	92% - 100%
Weighted average	5.81%	96%
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

	December 31, 2024	December 31, 2023
Range	47% - 100%	45% - 100%
Weighted average	82%	85%
We manage our interest rate risk related to IRLCs and mortgage loans held for sale through the use of derivative instruments, generally forward contracts on MBSs, which are commitments to either purchase or sell a financial instrument at a future date for a specified price, and mandatory loan commitments, which are an obligation by an investor to buy loans at a specified price within a specified time period. We do not enter into or hold derivatives for trading or speculative purposes, and our derivatives are not designated as hedging instruments. Changes in the fair value of our derivative financial instruments are recognized in revenue in our consolidated statements of operations.
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	December 31,
	2024	2023
IRLCs	$217	$167
Forward contracts(1)	$300	$218
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	December 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$13	$13	$50	$50
Cash equivalents:
Money market funds	993	993	1,440	1,440
U.S. government treasury securities	75	75	2	2
Commercial paper	1	1	—	—
Short-term investments:
U.S. government treasury securities(1)	594	591	1,149	1,143
Corporate bonds	175	176	160	161
U.S. government agency securities	7	7	14	14
Commercial paper	2	2	—	—
Mortgage origination-related:
Mortgage loans held for sale	—	159	—	100
IRLCs - other current assets	—	4	—	3
Forward contracts - other current assets	—	1	—	—
Restricted cash	3	3	3	3
Total assets measured at fair value on a recurring basis	$1,863	$2,025	$2,818	$2,916
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$—	$—	$1
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	33	—	30
Contingent consideration - other long-term liabilities	—	58	—	51
Total liabilities measured at fair value on a recurring basis	$—	$91	$—	$82
(1) The estimated fair market value includes $3 million and $6 million of gross unrealized losses as of December 31, 2024 and December 31, 2023, respectively.
The following table presents available-for-sale investments by contractual maturity date as of December 31, 2024 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$336	$336
Due after one year	442	440
Total	$778	$776
See Note 10 for the carrying amounts and estimated fair values of our Notes.

Note 5. Property and Equipment, Net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	December 31,
	2024	2023
Website development costs	$564	$452
Leasehold improvements	45	48
Computer equipment	18	19
Office equipment, furniture and fixtures	16	20
Property and equipment	643	539
Less: accumulated amortization and depreciation	(283)	(211)
Property and equipment, net	$360	$328

We recorded depreciation expense related to property and equipment (other than website development costs) of $15 million, $24 million and $25 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We capitalized website development costs of $196 million, $191 million and $143 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense for website development costs included in cost of revenue was $148 million, $110 million and $67 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 6. Acquisitions
Acquisition of Follow Up Boss
On December 8, 2023, Zillow Group acquired Follow Up Boss, a customer relationship management system for real estate professionals, for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million in cash, payable over a three-year period upon achievement of certain performance metrics. See Note 4 for additional information regarding the fair value of contingent consideration. The acquisition is consistent with our strategy to invest in a more integrated software experience for our customers. The acquisition of Follow Up Boss has been accounted for as a business combination, and assets acquired and liabilities assumed were generally recorded at their estimated fair values, in accordance with the applicable accounting guidance. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as intangible assets that do not qualify for separate recognition. Goodwill recorded in connection with the acquisition is deductible for tax purposes.
The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their estimated fair values at the acquisition date, as follows (in millions):

Purchase price:
Cash	$403
Contingent consideration	81
Total purchase price	$484

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Goodwill	402
Intangible assets	86
Deferred revenue	(7)
Other liabilities	(1)
Total purchase price	$484

The estimated fair value of the identifiable intangible assets acquired and associated useful lives consisted of the following (in millions):

	Estimated Fair Value	Estimated Weighted-Average Useful Life (in years)
Developed technology	$50	4
Customer relationships	34	7
Trade names and trademarks	2	7
Total	$86
Estimated fair values of the identifiable intangible assets acquired were determined by management, based in part on a valuation performed by an independent third-party valuation specialist. We used an income approach to measure the fair value of the customer relationships intangible asset acquired based on the excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. We used an income approach to measure the fair value of the developed technology and trade names and trademarks based on the relief-from-royalty method. These fair value measurements were based on Level 3 inputs under the fair value hierarchy.
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
Acquisition-related costs incurred, which primarily included legal, accounting and other external costs directly related to the acquisitions, are included within acquisition-related costs in our consolidated statements of operations and were expensed as incurred. Aggregate acquisition-related costs for the acquisitions of Follow Up Boss, Aryeo, and Spruce were not material to our financial statements.
Unaudited pro forma revenue and earnings information related to the acquisitions has not been presented as the aggregate effects of the acquisitions of Follow Up Boss, Aryeo and Spruce were not material to our consolidated financial statements.
Note 7. Intangible Assets, Net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	December 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$94	$(29)	$65
Software	101	(39)	62
Developed technology	102	(51)	51
Trade names and trademarks	47	(25)	22
Purchased content	22	(15)	7
Total	$366	$(159)	$207

	December 31, 2023
	Cost	Accumulated Amortization	Net
Customer relationships	$98	$(19)	$79
Developed technology	104	(30)	74
Software	84	(29)	55
Trade names and trademarks	47	(20)	27
Purchased content	17	(11)	6
Total	$350	$(109)	$241

Amortization expense recorded for intangible assets for the years ended December 31, 2024, 2023 and 2022 was $77 million, $53 million and $58 million, respectively.
Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 15), as of December 31, 2024 is as follows (in millions):

2025	$71
2026	54
2027	43
2028	20
2029	14
Thereafter	14
Total future amortization expense	$216

We did not record any material impairment costs related to our intangible assets for the years ended December 31, 2024, 2023 or 2022.
Note 8. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented (in millions):

	December 31,
	2024	2023
Contingent consideration for acquisition, current portion	$33	$30
Other accrued expenses and other current liabilities	72	77
Total accrued expenses and other current liabilities	$105	$107
Note 9. Leases
The components of our operating lease expense were as follows for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$22	$35	$36
Variable lease cost	13	18	18
Total lease cost	$35	$53	$54

We have subleases related to certain of our operating leases. For the years ended December 31, 2024, 2023 and 2022, we recognized $6 million, $10 million and $10 million, respectively, of sublease income. For the years ended December 31, 2024 and 2023, we recognized impairment costs of $6 million and $16 million, respectively, within impairments and restructuring costs in our consolidated statements of operations associated with changes in the use of certain office spaces, primarily related to subleases where anticipated sublease income was less than the carrying value of the related asset group.
Total lease costs associated with short-term leases were not material for the years ended December 31, 2024, 2023 and 2022. Other information related to operating leases was as follows for the periods presented (in millions, except for years and percentages):

	Year Ended December 31,
	2024	2023(1)	2022
Cash paid for amounts included in the measurement of operating lease liabilities, net of lease incentives of $—, $— and $9 for the years ended December 31, 2024, 2023 and 2022, respectively	$46	$42	$34
Right of use assets obtained in exchange for new operating lease obligations	$2	$(8)	$19
Weighted average remaining lease term for operating leases	6 years	6 years	7 years
Weighted average discount rate for operating leases	9.5%	9.4%	8.2%

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

The following table presents the scheduled maturities of our operating lease liabilities by year as of December 31, 2024 (in millions):

2025	$22
2026	22
2027	21
2028	19
2029	18
Thereafter	29
Total lease payments	131
Less: Imputed interest	(34)
Present value of lease liabilities	$97
Operating lease liabilities included in the table above do not include sublease income. As of December 31, 2024, we expect to receive sublease income totaling approximately $26 million from 2025 through 2030.

Note 10. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	December 31,
	2024	2023
Master repurchase agreements:
UBS AG(1)	$73	$45
JPMorgan Chase Bank, N.A.(2)	72	40
Atlas Securitized Products, L.P.(3)	—	8
Total borrowings under credit facilities	145	93
Convertible senior notes
2026 Notes(4)	—	496
2025 Notes	418	504
2024 Notes(5)	—	607
Total convertible senior notes	418	1,607
Total debt	$563	$1,700
(1) Agreement was amended and renewed on September 6, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(2) Agreement was amended and renewed on May 2, 2024, increasing the total maximum borrowing capacity from $100 million to $150 million.
(3) Agreement expired on March 11, 2024 and was not renewed.
(4) The 2026 Notes were settled on December 18, 2024 and are no longer outstanding.
(5) The 2024 Notes matured on September 1, 2024 and are no longer outstanding.
Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The master repurchase agreements provide short-term financing between the issuance of a mortgage loan and when Zillow Home Loans sells the loan to an investor or directly to an agency. The carrying amounts of our master repurchase agreements approximate their fair values because of their short-term nature. The following table summarizes certain details related to our master repurchase agreements as of December 31, 2024 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate
UBS AG	September 5, 2025	$150	$73	$77	6.07%
JPMorgan Chase Bank, N.A	May 1, 2025	150	72	78	6.14%
	Total	$300	$145	$155
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
In accordance with the master repurchase agreements, the Lenders have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of December 31, 2024 and 2023, $151 million and $99 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of December 31, 2024, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.
Convertible Senior Notes
Effective January 1, 2022, we adopted new guidance which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Upon adoption of the new accounting guidance, we recorded a decrease to additional paid-in capital, an increase to long-term debt and a cumulative-effect adjustment to accumulated deficit of $156 million.
The following tables summarize certain details related to our Notes as of the dates presented or for the periods ended (in millions, except interest rates):

						December 31, 2024		December 31, 2023
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	First Interest Payment Date	Semi-Annual Interest Payment Dates	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
September 1, 2026	$—	1.375%	1.57%	March 1, 2020	March 1; September 1	$—	$—	$3	$681
May 15, 2025	419	2.75%	3.20%	November 15, 2020	May 15; November 15	1	486	3	560
September 1, 2024	—	0.75%	1.02%	March 1, 2020	March 1; September 1	—	—	1	825
Total	$419					$1	$486	$7	$2,066

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$7	$1	$8	$7	$1	$8	$7	$—	$7
2025 Notes	12	2	14	16	2	18	16	3	19
2024 Notes	3	1	4	5	2	7	4	2	6
Total	$22	$4	$26	$28	$5	$33	$27	$5	$32
The 2025 Notes are senior unsecured obligations and are classified as current liabilities in our consolidated balance sheet based on their contractual maturity date. Interest on the 2025 Notes is paid semi-annually. The estimated fair value of the 2025 Notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.
The 2025 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. They will mature on May 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms. The following table summarizes the conversion and redemption options with respect to the 2025 Notes:

Maturity Date	Early Conversion Date	Conversion Rate	Conversion Price	Optional Redemption Date
May 15, 2025	November 15, 2024	14.8810	$67.20	May 22, 2023

There were no conversions or repurchases of the Notes during the year ended December 31, 2022. See below for conversion and repurchase activity associated with the Notes during the years ended December 31, 2024 and 2023.
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
2025 Notes. During the year ended December 31, 2024 and in accordance with our Repurchase Authorizations, we repurchased $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest, resulting in a loss on extinguishment of debt of $1 million recognized in our consolidated statements of operations. During the year ended December 31, 2023 and in accordance with our Repurchase Authorizations, we repurchased $58 million aggregate principal amount of the 2025 Notes through open market transactions for $57 million in cash, including accrued interest, resulting in a gain on extinguishment of debt of $1 million recognized in our consolidated statements of operations. For additional information on the Repurchase Authorizations, see Note 12 under the subsection titled “Share Repurchase Authorizations.” On or after November 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date for the 2025 Notes, holders may convert the 2025 Notes at their option at the applicable Conversion Rate then in effect. Any conversions of the 2025 Notes will be settled on the maturity date.
Settlement of 2026 Notes. On October 8, 2024, we submitted notice to the trustee to exercise our right to redeem the remaining $499 million in aggregate principal amount of the 2026 Notes on December 18, 2024 (the “Redemption Date”). Holders of the 2026 Notes elected to convert $498 million of aggregate principal amount prior to the Redemption Date. We settled these conversions with aggregate cash payments totaling $498 million covering principal and cash in lieu of fractional shares, and the issuance of 4.5 million shares of Class C capital stock. In addition, on the Redemption Date, the Company redeemed the remaining $1 million in aggregate principal amount of 2026 Notes that had not been surrendered for conversion at a redemption price in cash equal to 100% of the principal amount of 2026 Notes not converted, plus accrued and unpaid interest on such 2026 Notes from September 1, 2024 to, but excluding, the Redemption Date.
In connection with the issuance of the 2026 Notes in September 2019, the Company entered into separate, privately negotiated capped call transactions. The following table summarizes certain details related to our outstanding capped call transactions as of December 31, 2024:

Maturity Date	Initial Cap Price	Cap Price Premium
September 1, 2026	$80.5750	150%
In connection with settling our 2026 Notes in December 2024, we elected to keep the associated capped call transactions outstanding. These capped call transactions will entitle us to shares of our Class C capital stock and/or cash upon their exercise in accordance with their terms, subject to earlier termination in certain circumstances. These capped call transactions have an Initial Cap Price per share, which represents a premium (“Cap Price Premium”) over the relevant historical closing price of our Class C capital stock on the Nasdaq Global Select Market, and is subject to certain adjustments under the terms of these capped call transactions. The capped call transactions do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock. The capped call premiums paid have been included as a net reduction to additional paid-in capital within shareholders’ equity.
Note 11. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. We recorded income tax expense of $5 million, $4 million, and $3 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 respectively, primarily due to state taxes.

The following table presents the components of our income tax expense for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
State	$3	$4	$2
Foreign	1	—	1
Total current income tax expense	4	4	3
Deferred income tax expense:
Federal	1	—	—
Total deferred income tax expense	1	—	—
Total income tax expense	$5	$4	$3
The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Tax expense at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(11.1)	2.6	6.2
Meals and entertainment	1.6	0.1	0.7
Share-based compensation	5.3	10.4	13.2
Non-deductible executive compensation	16.9	10.8	14.3
Research and development credits	(36.3)	(6.8)	(25.7)
Other, net	1.9	(8.3)	7.5
Valuation allowance	46.7	15.0	7.4
Effective tax rate	4.0%	2.8%	2.6%

Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$345	$354
Capitalized research and development	247	208
Research and development credits	206	166
Share-based compensation	110	124
Lease liabilities	24	33
Debt discount on convertible notes	—	11
Accruals and reserves	8	5
Other deferred tax assets	3	3
Total deferred tax assets	943	904
Deferred tax liabilities:
Right of use assets	(14)	(18)
Intangible assets	(5)	(13)
Goodwill	(13)	(6)
Other deferred tax liabilities	(1)	(5)
Total deferred tax liabilities	(33)	(42)
Net deferred tax assets before valuation allowance	910	862
Less: valuation allowance	(914)	(865)
Net deferred tax liabilities	$(4)	$(3)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $49 million and $22 million during the years ended December 31, 2024 and 2023, respectively.
We have accumulated federal net operating losses of approximately $1.3 billion and $1.4 billion, as of December 31, 2024 and 2023, respectively, which are available to reduce future taxable income. We have accumulated state net operating losses of approximately $66 million and $56 million (tax effected) as of December 31, 2024 and 2023, respectively. Federal net operating losses generated in taxable periods on or before December 31, 2017 have a twenty-year carryforward period and begin to expire in 2036. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. State net operating loss carryforward periods for the various state jurisdictions generally range from three years to indefinite-lived and began to expire in 2024. Additionally, we have net research and development credit carryforwards of $205 million and $166 million as of December 31, 2024 and 2023, respectively, which are available to reduce future tax liabilities. The research and development credit carryforwards begin to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or income tax liability may be limited. We have completed a detailed study and concluded there were multiple ownership changes, triggering the application of Section 382 of the Internal Revenue Code. Based on our most recent analysis, we do not currently anticipate any material reduction in our ability to utilize our net operating loss and tax credit carryforwards under these rules.
Our primary income tax jurisdiction is the United States (federal). With limited exceptions for state taxing authorities, which are not material to the financial statements, all tax years for which we have filed a tax return remain subject to examination due to the existence of net operating loss carryforwards.

Changes for unrecognized tax benefits for the periods presented are as follows (in millions):

Balance at January 1, 2022	$75
Gross increases—current period tax positions	17
Gross increases—prior period tax positions	4
Gross decreases—prior period tax positions	(6)
Balance at December 31, 2022	$90
Gross increases—current period tax positions	9
Gross increases—prior period tax positions	3
Gross decreases—prior period tax positions	(7)
Balance at December 31, 2023	$95
Gross increases—current period tax positions	16
Gross increases—prior period tax positions	6
Gross decreases—prior period tax positions	(1)
Gross decreases—statute of limitations lapse	(1)
Balance at December 31, 2024	$115
At December 31, 2024, the total amount of unrecognized tax benefits of $115 million is recorded as a reduction to our deferred tax asset when available. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are not material.
Note 12. Shareholders’ Equity
Preferred Stock
The Board has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2024 or December 31, 2023.
Common and Capital Stock
Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.
Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the years ended December 31, 2024, 2023 and 2022, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.
Our Class C capital stock has no preferences or privileges, is not redeemable and, except in limited circumstances, is non-voting.
Share Repurchase Authorizations
The Board has authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding Notes or a combination thereof.
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of December 31, 2024, $381 million remained available for future repurchases pursuant to the Repurchase Authorizations.

The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2024		2023
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	1,100	5,996	2,212	7,311
Weighted-average price per share	$42.26	$42.45	$46.45	$43.94
Total purchase price	$46	$255	$103	$321
Note 13. Share-Based Awards
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
In addition to the option awards and restricted stock units typically granted under the 2020 Plan which vest quarterly over four years, during the first quarter of 2023, the Compensation Committee approved option and restricted stock unit awards granted under the 2020 Plan in connection with the 2022 annual review cycle that vest quarterly over three years. The exercisability terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan.
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
Option Award Repricing
On August 3, 2022, upon recommendation of the Compensation Committee, the Board approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees. The exercise price of eligible option awards was reduced to $38.78, which was the closing market price of our Class C capital stock on August 8, 2022. No other changes were made to the terms and conditions of the eligible option awards. We accounted for the reprice of the eligible option awards as an equity modification whereby the incremental fair value attributable to the repriced option awards, as measured on the date of reprice, has been recognized as additional share-based compensation expense. The reprice impacted 7 million stock option awards, affected 3,348 employees and was expected to result in incremental share-based compensation expense of $66 million in total over the remaining requisite service period of the original awards. The weighted-average total fair value of options repriced in August 2022 was $67.58.
Option Awards
The following table summarizes option award activity for the year ended December 31, 2024:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	32,524	$44.18	6.9	$495
Granted	3,551	56.11
Exercised	(5,474)	38.69
Forfeited or cancelled	(660)	44.76
Outstanding at December 31, 2024	29,941	46.58	6.3	861
Vested and exercisable at December 31, 2024	21,139	46.01	5.5	629

The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	57% – 61%	55% – 62%	55% – 61%
Risk-free interest rate	3.74% – 4.5%	3.75% – 4.36%	1.94% – 3.95%
Weighted-average expected life	5.5 – 6.8 years	5.3 – 6.5 years	4.5– 6.0 years
Weighted-average fair value of options granted	$32.22	$24.43	$23.25
As of December 31, 2024, there was a total of $217 million in unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.1 years.
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $148 million, $20 million and $13 million, respectively. The fair value of options vested for the years ended December 31, 2024, 2023 and 2022 was $214 million, $215 million and $226 million, respectively.
Restricted Stock Units
The following table summarizes activity for all restricted stock units for the year ended December 31, 2024:

	Restricted Stock Units (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2024	12,038	$45.42
Granted	7,282	56.14
Vested	(6,436)	48.10
Forfeited	(1,155)	48.48
Unvested outstanding at December 31, 2024	11,729	50.31
The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $310 million, $292 million and $247 million, respectively.
As of December 31, 2024, there was $544 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our consolidated statements of operations during the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$14	$16	$16
Sales and marketing	77	70	63
Technology and development	165	166	165
General and administrative	192	199	189
Impairment and restructuring costs	—	—	2
Share-based compensation - continuing operations	448	451	435
Share-based compensation - discontinued operations	—	—	16
Total share-based compensation	$448	$451	$451
Note 14. Net Loss Per Share
Basic net loss per share and basic net loss from continuing operations per share are computed by dividing net loss or net loss from continuing operations, as applicable, by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period. In the calculation of basic net loss per share and basic net loss from continuing operations per share, undistributed earnings are allocated assuming all earnings during the period were distributed.
Diluted net loss per share and diluted net loss from continuing operations per share is computed by dividing net loss or net loss from continuing operations, as applicable, by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period, which is calculated based on net loss from continuing operations, and potentially dilutive Class C capital stock equivalents, except in cases where the effect of the Class C capital stock equivalent would be antidilutive. Potentially dilutive Class C capital stock equivalents consist of stock issuable upon exercise of stock options, stock underlying unvested restricted stock units, and stock issuable upon conversion of outstanding Notes.
Class C capital stock issuable upon exercise of stock options and Class C capital stock underlying unvested restricted stock units are calculated using the treasury stock method.
We have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding Notes on diluted net loss per share and diluted net loss from continuing operations per share, if applicable. The 2025 Notes have a maximum number of 6.2 million underlying shares and a conversion price per share of Class C capital stock of $67.20 based on the aggregate principal amount outstanding as of December 31, 2024.
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net loss per share and diluted net loss from continuing operations per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Weighted-average Class C capital stock option awards outstanding	31,276	21,021	15,759
Weighted-average Class C capital stock restricted stock units outstanding	13,362	13,581	9,015
Class C capital stock issuable upon conversion of the Notes	27,089	33,718	33,855
Total Class C capital stock equivalents	71,727	68,320	58,629
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
Note 15. Commitments and Contingencies
Interest Rate Lock Commitments
We have entered into IRLCs with prospective borrowers under our mortgage origination operations whereby we commit to lend a certain loan amount under specific terms and at a specific interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. For additional information regarding our IRLCs, see Note 4 to our consolidated financial statements.
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2025 and 2032. For additional information regarding our lease agreements, see Note 9 to our consolidated financial statements.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites and certain cloud computing services. The amounts due for non-cancelable purchase commitments as of December 31, 2024 are as follows (in millions):

Purchase Obligations
2025	$112
2026	80
2027	64
2028	1
Total future purchase commitments	$257
Escrow Balances
In conducting our title and escrow operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. These balances were not material as of December 31, 2024 and 2023.
Letters of Credit
As of December 31, 2024 and 2023, we have outstanding letters of credit of approximately $9 million and $11 million, respectively, which secure our lease obligations in connection with certain of our office space operating leases.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $15 million as of December 31, 2024 and 2023.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of December 31, 2024 or 2023.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. Our motion to transfer venue to the U.S. District Court for the Western District of Washington (the “Court”) was granted on May 28, 2020. On November 25, 2022, Zillow filed a motion to join an Inter Partes Review (“IPR”) petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning one patent in this action, which the Court granted on April 20, 2023. On October 11, 2023, the U.S. Patent and Trial Appeal Board (“PTAB”) ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023 (the “PTAB Appeal”), and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending PTAB Appeal. On June 21, 2024 we filed our response to the PTAB Appeal. On July 30, 2024, IBM filed its reply in further support of the PTAB Appeal. On September 3, 2024, we filed our reply in further support of our cross-appeal. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. On December 7, 2022, the Court rendered its decision granting our previously filed motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, we filed our answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, which was granted on August 23, 2024. On September 6, 2024, we filed a petition for permission to appeal the class certification order, on September 16, 2024, plaintiffs filed their opposition to our petition, and on September 23, 2024, we filed our reply in further support of the petition. On October 24, 2024, the Ninth Circuit issued an order granting Zillow permission to appeal, and on January 8, 2025, we filed our opening brief. On November 1, 2024, the Court issued an order staying the Federal Securities Suit pending the outcome of the appeal. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit.
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. As of December 31, 2024, these shareholder derivative lawsuits have been stayed by the relevant courts. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.
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
Note 16. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We currently match up to 4% of employee contributions under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $35 million, $33 million and $29 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
Note 17. Revenue and Contract Balances
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. See Note 2 for additional information on our revenue from contracts with customers and contract balances.
Disaggregation of Revenue
The following table presents our revenue disaggregated by category for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue:
For Sale revenue:
Residential	$1,594	$1,452	$1,522
Mortgages	145	96	119
Total For Sale revenue	1,739	1,548	1,641
Rentals	453	357	274
Other	44	40	43
Total revenue	$2,236	$1,945	$1,958
Contract Balances
Contract assets totaled $157 million and $90 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the average remaining recognition period for our contract asset related to our Premier Agent Flex offering was five months.
For the year ended December 31, 2024, the opening balance of deferred revenue was $52 million, of which $51 million was recognized as revenue during the period. For the year ended December 31, 2023, the opening balance of deferred revenue was $44 million, of which $43 million was recognized as revenue during the period.

Note 18. Segment Information
Beginning in 2023, our CODM, who is our CEO, began managing our business, making operating decisions and evaluating operating performance on the basis of the company as a whole, instead of on a segment basis. Accordingly, this change resulted in revisions to the nature and substance of information regularly provided to and used by the CODM. This aligned our reported results with our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating residential real estate transactions in the United States. As a result, we have determined that we have a single reportable segment.
Our CODM assesses performance and decides how to allocate resources based on net income (loss) as reported in our consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses net income (loss) to evaluate return on total assets in deciding whether to invest in the development and expansion of our consolidated operations or into strategic transactions, such as acquisitions and capital repurchases. Net income (loss) is also used to monitor budget versus actual results, perform competitive benchmarking analyses, and is considered in evaluating our executives’ compensation.

Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,236	$1,945	$1,958
Less:
Headcount-related expenses, excluding share-based compensation	1,110	993	906
Share-based compensation	448	451	433
Depreciation and amortization	240	187	150
Marketing and advertising costs	194	155	165
Direct product and service costs	184	144	133
Third-party professional service fees	70	75	75
Facility expenses	28	59	47
Impairment and restructuring costs	6	19	24
Acquisition-related costs	1	4	—
Other items (1)	152	128	118
Loss from continuing operations	(197)	(270)	(93)
Gain (loss) on extinguishment of debt	(1)	1	—
Other income, net	127	151	43
Interest expense	(36)	(36)	(35)
Income tax expense	(5)	(4)	(3)
Loss from discontinued operations, net of income taxes	—	—	(13)
Net loss	$(112)	$(158)	$(101)
(1) Other items include software and hardware costs, taxes and insurance costs, and data acquisition costs.

Note 19. Subsequent Event
On February 6, 2025, we entered into a partnership (“rentals partnership”) with Redfin Corporation (“Redfin”), making Zillow the exclusive provider of multifamily rental listings (properties with 25 or more units) on Redfin and its sites, including Rent.com and ApartmentGuide.com (together, “Redfin Rental Network”). Redfin will facilitate Zillow’s entry into advertising agreements with property management companies that currently provide rental listings on Redfin. Pursuant to this rentals partnership, Zillow will make a $100 million upfront payment to Redfin and will pay Redfin for leads generated through the Redfin Rental Network for an initial period of five years with two optional two-year extensions, subject to the terms of the underlying agreements. We have not yet completed our evaluation of the impact this rentals partnership will have on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Zillow Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Zillow Group, Inc. (the “Company”) as of December 31, 2024,
based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and our report dated February 11, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 11, 2025

Item 9B. Other Information.
Trading Plans
On December 5, 2024, Jun Choo, Chief Operating Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of up to 50,085 shares of Class C capital stock related to the exercise of option awards granted to Mr. Choo. This 10b5-1 sales plan will become effective on March 10, 2025 and will terminate on March 13, 2026, subject to earlier termination as provided in the plan.
On December 11, 2024, Richard N. Barton, co-founder and Co-Executive Chairman of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of up to 300,000 shares of Class C capital stock related to the exercise of option awards granted to Mr. Barton. This 10b5-1 sales plan will become effective on April 1, 2025 and will terminate on March 25, 2026, subject to earlier termination as provided in the plan.
On December 11, 2024, Lloyd D. Frink, co-founder, President of the Company, and Co-Executive Chairman of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for an aggregate sale of (i) up to 200,000 shares of Class C capital stock plus (ii) up to an additional 200,000 shares of Class C capital stock related to the exercise of option awards granted to Mr. Frink. This 10b5-1 sales plan will become effective on April 14, 2025 and will terminate on March 12, 2026, subject to earlier termination as provided in the plan.

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
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities and those of public companies in which we have a business relationship by our directors, executive officers, employees and independent contractors, contingent workers and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2024 fiscal year.

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
(a)(3) Exhibits
Certain of the following exhibits have heretofore been filed with the SEC and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K. In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and (i) should not be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2020, and incorporated herein by reference).

4.1	Description of Registrant’s Securities (Filed as Exhibit 4.17 to Registrant’s Form 10-K filed with the SEC on February 19, 2020, and incorporated herein by reference).

4.2	Specimen of Class A Common Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015, and incorporated herein by reference).

4.3	Specimen of Class C Capital Stock Certificate (Filed as Exhibit 4.1 to Registrant’s Form 8-A filed with the SEC on July 29, 2015, and incorporated herein by reference).

4.4
Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Richard Barton and the other holders signatory thereto (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2015, and incorporated herein by reference).

4.5
Transfer Restriction Agreement and Amendment to Noncompetition Agreement, dated July 20, 2015, among Zillow Group, Inc., Zillow, Inc., Lloyd Frink and the other holders signatory thereto (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2015, and incorporated herein by reference).

4.6
Indenture dated as of May 15, 2020, by and between Zillow Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2020, and incorporated herein by reference).

4.7	Form of 2.75% Convertible Senior Note due 2025 (incorporated by reference to Exhibit 4.6 hereto).

10.1*	Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the SEC on April 17, 2012, and incorporated herein by reference).

10.2*
Amendment No. 1 to the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Appendix A to Zillow, Inc.’s Definitive Proxy Statement filed with the SEC on April 16, 2013, and incorporated herein by reference).

10.3*
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. 2011 Incentive Plan (Filed as Exhibit 10.3 to Zillow, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on June 20, 2011, and incorporated herein by reference).

10.4*
Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015, and incorporated herein by reference).

10.5*
Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2016, and incorporated herein by reference).

10.6*
Amended and Restated Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2017, and incorporated herein by reference).

10.7*
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015, and incorporated herein by reference).

10.8*
Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K12B filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.9*
Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and incorporated herein by reference).

10.10*
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015, and incorporated herein by reference).

10.11*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015, and incorporated herein by reference).

10.12
Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 18, 2011, and incorporated herein by reference).

10.13
Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the SEC on June 29, 2012, and incorporated herein by reference).

10.14
Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the SEC on April 22, 2013, and incorporated herein by reference).

10.15
Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Zillow, Inc.’s Form 10-K filed with the SEC on February 18, 2014, and incorporated herein by reference).

10.16
Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014, and incorporated herein by reference).

10.17
Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2014, and incorporated herein by reference).

10.18
Sixth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of June 21, 2016 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and incorporated herein by reference).

10.19
Seventh Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of October 19, 2021 (Filed as Exhibit 10.21 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022, and incorporated herein by reference).

10.20
Optional Partial Termination to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of August 15, 2023 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2023, and incorporated herein by reference).

10.21
Partial Termination Notice to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of December 7, 2023 (Filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024, and incorporated herein by reference).

10.22	Eighth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of June 27, 2024.

10.23*	Zillow Group, Inc. 2019 Equity Inducement Plan (Filed as Exhibit 99.2 to Registrant’s Form S-8, filed with the SEC on August 8, 2019, and incorporated herein by reference).

10.24*
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. 2019 Equity Inducement Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019, and incorporated herein by reference).

10.25*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2019 Equity Inducement Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019, and incorporated herein by reference).

10.26*
Amended and Restated Nonqualified Stock Option Program for Non-Employee Director Grants under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020, and incorporated herein by reference).

10.27*	Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.1 to Zillow Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2020, and incorporated herein by reference).

10.28*
Form of Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020, and incorporated herein by reference).

10.29*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020, and incorporated herein by reference).

10.30*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024, and incorporated herein by reference).

10.31*
Amended Zillow Group, Inc. Executive Severance Plan and Summary Plan Description (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2023, and incorporated herein by reference).

10.32*
Stock Option Grant Program for Nonemployee Directors under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2020, and incorporated herein by reference).

10.33*
Executive Departure Agreement and Release, dated May 17, 2023, by and between Zillow Group, Inc. and Allen Parker (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023, and incorporated herein by reference).

10.34*
Equity Award Grant Program for Nonemployee Directors under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.34* to Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024, and incorporated herein by reference).

10.35*	Executive Departure Agreement and Release, dated December 10, 2024, by and between Zillow Group, Inc. and Susan Daimler.

19.1
Zillow Group, Inc. Insider Trading Policy effective as of February 12, 2024 (Filed as Exhibit 19.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024, and incorporated herein by reference).

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

97.1*
Zillow Group, Inc. Incentive Compensation Recoupment Policy effective as of November 29, 2023 (Filed as Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024, and incorporated herein by reference).

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

^
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2025	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 11, 2025.

Signature	Title

/s/ JEREMY WACKSMAN	Chief Executive Officer (Principal Executive Officer) and Director
Jeremy Wacksman

/s/ JEREMY HOFMANN	Chief Financial Officer (Principal Financial Officer)
Jeremy Hofmann

/s/ JENNIFER ROCK	Chief Accounting Officer (Principal Accounting Officer)
Jennifer Rock

/s/ RICHARD BARTON	Co-Executive Chairman
Richard Barton

/s/ LLOYD D. FRINK	Co-Executive Chairman and President
Lloyd D. Frink

/s/ ERIK BLACHFORD	Director
Erik Blachford

/s/ AMY C. BOHUTINSKY	Director
Amy Bohutinsky

/s/ J. WILLIAM GURLEY	Director
J. William Gurley

/s/ JAY C. HOAG	Director
Jay C. Hoag

/s/ GREGORY B. MAFFEI	Director
Gregory B. Maffei

/s/ GORDON STEPHENSON	Director
Gordon Stephenson

/s/ CLAIRE CORMIER THIELKE	Director
Claire Cormier Thielke

/s/ APRIL UNDERWOOD	Director
April Underwood