Form 10-Q
period 2025-03-31
ZILLOW GROUP, INC.
filed 2025-05-07
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, 51,874,170 shares of Class A common stock, 6,217,447 shares of Class B common stock and 183,358,692 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2025

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation, Acronym or Common Term	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2024 Notes	0.75% Convertible Senior Notes fully settled in September 2024
2025 Notes	2.75% Convertible Senior Notes due May 15, 2025
2026 Notes	1.375% Convertible Senior Notes fully settled in December 2024
Board	Board of Directors of Zillow Group, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	UBS AG, JPMorgan Chase Bank, N.A., and Bank of Montreal
MBS	Mortgage-backed security
MLS	Multiple Listing Service
NAR	National Association of REALTORS®
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, convertible senior notes, or a combination thereof
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TTV	Total Transaction Value for the residential real estate industry

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, including, but not limited to risks related to:
•the health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues;
•our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners;
•our ability to establish or maintain relationships with listing and data providers, which affects traffic to our mobile applications and websites; or changes to our rights to use or timely access listing data, or to the quality or quantity of such listing data;
•our ability to comply with current and future rules and requirements promulgated by NAR, MLSs, or other real estate industry groups or governing bodies, or decisions to repeal, amend, or not enforce such rules and requirements;
•our ability to navigate industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations, which may include lawsuits, settlements or investigations in which we are not a named party;
•uncertainties related to potential policy changes or enforcement priorities at the federal and state levels;
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
•our targets and disclosures related to environmental, social and governance matters;
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
•our ability to pay our debt, settle conversions of our 2025 Notes, or repurchase our 2025 Notes upon a fundamental change;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$914	$1,082
Short-term investments	689	776
Accounts receivable, net	115	104
Mortgage loans held for sale	185	159
Prepaid expenses and other current assets	247	210
Restricted cash	4	3
Total current assets	2,154	2,334
Contract cost assets	27	25
Property and equipment, net	364	360
Right of use assets	57	59
Goodwill	2,823	2,823
Intangible assets, net	297	207
Other assets	24	21
Total assets	$5,746	$5,829
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$35	$30
Accrued expenses and other current liabilities	111	105
Accrued compensation and benefits	52	57
Borrowings under credit facilities	173	145
Deferred revenue	70	62
Lease liabilities, current portion	15	14
Convertible senior notes	419	418
Total current liabilities	875	831
Lease liabilities, net of current portion	80	83
Other long-term liabilities	37	67
Total liabilities	992	981
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 51,874,170 and 54,333,292 shares as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 183,227,934 and 181,937,981 shares as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	6,628	6,733
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(1,874)	(1,882)
Total shareholders’ equity	4,754	4,848
Total liabilities and shareholders’ equity	$5,746	$5,829

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
For Sale revenue:
Residential	$417	$393
Mortgages	41	31
Total For Sale revenue	458	424
Rentals	129	97
Other	11	8
Total revenue	598	529
Cost of revenue	139	123
Gross profit	459	406
Operating expenses:
Sales and marketing	198	166
Technology and development	149	147
General and administrative	121	132
Impairment costs	—	6
Total operating expenses	468	451
Loss from operations	(9)	(45)
Other income, net	22	33
Interest expense	(5)	(9)
Income (loss) before income taxes	8	(21)
Income tax expense	—	(2)
Net income (loss)	$8	$(23)
Net income (loss) per share:
Basic	$0.03	$(0.10)
Diluted	$0.03	$(0.10)
Weighted-average shares outstanding:
Basic	242,256	234,695
Diluted	256,192	234,695
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$8	$(23)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	3	(6)
Total other comprehensive income (loss)	3	(6)
Comprehensive income (loss)	$11	$(29)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	242,489	$—	$6,733	$(1,882)	$(3)	$4,848
Issuance of Class C capital stock upon exercise of stock options	800	—	33	—	—	33
Vesting of restricted stock units	1,370	—	—	—	—	—
Share-based compensation expense	—	—	112	—	—	112
Repurchases of Class A common stock and Class C capital stock	(3,339)	—	(250)	—	—	(250)
Net income	—	—	—	8	—	8
Other comprehensive income	—	—	—	—	3	3
Balance at March 31, 2025	241,320	$—	$6,628	$(1,874)	$—	$4,754

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2024	233,354	$—	$6,301	$(1,770)	$(5)	$4,526
Issuance of Class C capital stock upon exercise of stock options	1,309	—	50	—	—	50
Vesting of restricted stock units	1,724	—	—	—	—	—
Share-based compensation expense	—	—	127	—	—	127
Repurchases of Class A common stock and Class C capital stock	(211)	—	(9)	—	—	(9)
Net loss	—	—	—	(23)	—	(23)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at March 31, 2024	236,176	$—	$6,469	$(1,793)	$(11)	$4,665
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$8	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65	56
Share-based compensation	97	108
Amortization of right of use assets	2	3
Amortization of contract cost assets	5	5
Amortization of debt issuance costs	1	2
Impairment costs	—	6
Accretion of bond discount	(3)	(8)
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	(3)	1
Changes in operating assets and liabilities:
Accounts receivable	(11)	(4)
Mortgage loans held for sale	(26)	(32)
Prepaid expenses and other assets	(38)	(30)
Contract cost assets	(7)	(5)
Lease liabilities	(2)	(13)
Accounts payable	5	6
Accrued expenses and other current liabilities	9	—
Accrued compensation and benefits	(5)	—
Deferred revenue	8	6
Other long-term liabilities	(1)	2
Net cash provided by operating activities	104	80
Investing activities
Proceeds from maturities of investments	150	139
Proceeds from sales of investments	2	—
Purchases of investments	(60)	(297)
Purchases of property and equipment	(36)	(39)
Purchases of intangible assets	(108)	(7)
Net cash used in investing activities	(52)	(204)
Financing activities
Net borrowings on repurchase agreements	28	30
Repurchases of Class A common stock and Class C capital stock	(250)	(9)
Proceeds from exercise of stock options	33	50
Payment of contingent consideration for acquisition	(30)	—
Net cash provided by (used in) financing activities	(219)	71
Net decrease in cash, cash equivalents and restricted cash during period	(167)	(53)
Cash, cash equivalents and restricted cash at beginning of period	1,085	1,495
Cash, cash equivalents and restricted cash at end of period	$918	$1,442
Supplemental disclosures of cash flow information
Noncash transactions:
Write-off of fully depreciated property and equipment	$46	$9
Capitalized share-based compensation	15	19
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate app and website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, dedicated real estate professionals, and easier buying, selling, financing and renting experiences.
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors, which are uncertain and difficult to predict. For example, we believe that potential changes in any of the following areas may have a significant impact on us in terms of our future financial position, results of operations or cash flows: the health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to navigate industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations; uncertainties related to potential policy changes or enforcement priorities at the federal and state levels; our ability to manage advertising and product inventory and pricing and maintain relationships with our real estate partners; our ability to comply with current and future rules and requirements promulgated by NAR, MLSs, or other real estate industry groups or governing bodies, and to maintain or establish relationships with listing and data providers; changes to our rights to use or timely access listing data, or to the quality or quantity of such listing data; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow the mortgage operations of Zillow Home Loans, our affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters, climate change, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings and government investigations; our ability to attract, engage, and retain a highly skilled workforce; protection of Zillow Group’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2025 and our results of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the three month periods ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any interim period, or for any other future year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, business combinations, including the initial and subsequent fair value measurements of assets (primarily intangible assets), liabilities and contingent consideration, and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the housing market and broader economy may result in additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. During the three months ended March 31, 2025, we paid $33 million in cash to settle the first earn out payment, the majority of which represented settlement of the acquisition date fair value. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three months ended March 31, 2025, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

	March 31, 2025	December 31, 2024
Range	61% - 100%	47% - 100%
Weighted-average	81%	82%
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
The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of the period	$4	$3
Issuances	21	12
Transfers	(18)	(10)
Balance, end of period	$7	$5
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	March 31, 2025	December 31, 2024
IRLCs	$370	$217
Forward contracts(1)	$435	$300
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$15	$15	$13	$13
Cash equivalents:
Money market funds	899	899	993	993
U.S. government treasury securities	—	—	75	75
Commercial paper	—	—	1	1
Short-term investments:
U.S. government treasury securities	537	536	594	591
Corporate bonds	143	144	175	176
U.S. government agency securities	7	7	7	7
Commercial paper	2	2	2	2
Mortgage origination-related:
Mortgage loans held for sale	—	185	—	159
IRLCs - other current assets	—	7	—	4
Forward contracts - other current assets	—	—	—	1
Restricted cash	4	4	3	3
Total assets measured at fair value on a recurring basis	$1,607	$1,799	$1,863	$2,025
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$1	$—	$—
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	31	—	33
Contingent consideration - other long-term liabilities	—	29	—	58
Total liabilities measured at fair value on a recurring basis	$—	$61	$—	$91
The following table presents available-for-sale investments by contractual maturity date as of March 31, 2025 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$320	$320
Due after one year	369	369
Total	$689	$689
See Note 6 for the carrying amount and estimated fair value of our 2025 Notes.

Note 4. Property and Equipment, Net
The following table presents the detail of property and equipment as of the dates presented (in millions):

	March 31, 2025	December 31, 2024
Website development costs	$578	$564
Leasehold improvements	36	45
Computer equipment	17	18
Office equipment, furniture and fixtures	14	16
Property and equipment	645	643
Less: accumulated amortization and depreciation	(281)	(283)
Property and equipment, net	$364	$360
We recorded depreciation expense related to property and equipment (other than website development costs) of $4 million for each of the three month periods ended March 31, 2025 and 2024.
We capitalized website development costs of $48 million and $52 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for website development costs included in cost of revenue was $41 million and $33 million for the three months ended March 31, 2025 and 2024, respectively.
Note 5. Intangible Assets, Net
The following tables present the detail of intangible assets as of the dates presented (in millions):

	March 31, 2025
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(33)	$161
Software	106	(41)	65
Developed technology	102	(58)	44
Trade names and trademarks	47	(26)	21
Purchased content	22	(16)	6
Total	$471	$(174)	$297

	December 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$94	$(29)	$65
Software	101	(39)	62
Developed technology	102	(51)	51
Trade names and trademarks	47	(25)	22
Purchased content	22	(15)	7
Total	$366	$(159)	$207
On February 6, 2025, we entered into a partnership with Redfin Corporation (“Redfin”), making Zillow the exclusive provider of multifamily rental listings on Redfin and its sites, including Rent.com and ApartmentGuide.com (together, “Redfin Rental Network”). Pursuant to this rentals partnership, Zillow made a $100 million payment to Redfin that is included in customer relationships in the table above and will be amortized over the estimated useful life of nine years. Zillow will also pay Redfin for leads generated through the Redfin Rental Network for an initial period of five years with two optional two-year extensions, subject to the terms of the underlying agreements.
Amortization expense recorded for intangible assets was $20 million and $19 million for the three months ended March 31, 2025 and 2024, respectively. We did not record any impairment costs related to our intangible assets for the three months ended March 31, 2025 or 2024.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 11), as of March 31, 2025 is as follows (in millions):

Remainder of 2025	$62
2026	67
2027	56
2028	32
2029	26
Thereafter	60
Total future amortization expense	$303
Note 6. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	March 31, 2025	December 31, 2024
Master repurchase agreements:
JPMorgan Chase Bank, N.A.	$61	$72
UBS AG	61	73
Bank of Montreal(1)	51	—
Total master repurchase agreements	173	145
2025 Notes	419	418
Total debt	$592	$563

(1)Agreement was entered into on February 27, 2025.
Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of March 31, 2025 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity(1)	Weighted-Average Interest Rate
JPMorgan Chase Bank, N.A.	May 1, 2025	$150	$61	$89	6.04%
UBS AG	September 5, 2025	150	61	89	6.05%
Bank of Montreal	February 26, 2026	150	51	99	6.02%
	Total	$450	$173	$277
(1) Available borrowing capacity under our master repurchase agreements is uncommitted except for $1 million under the master repurchase agreement with JPMorgan Chase Bank, N.A.
On April 29, 2025, Zillow Home Loans amended its JPMorgan Chase Bank, N.A. master repurchase agreement to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
In accordance with the master repurchase agreements, the Lenders have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of March 31, 2025 and December 31, 2024, $181 million and $151 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.

Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2025, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our repurchase agreements, see Note 10 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Convertible Senior Notes
The following tables summarize certain details related to our convertible senior notes as of the dates presented or for the periods ended (in millions, except interest rates):

				March 31, 2025		December 31, 2024
Maturity Date	Aggregate Principal Amount	Stated Interest Rate	Effective Interest Rate	Unamortized Debt Issuance Costs	Fair Value	Unamortized Debt Issuance Costs	Fair Value
May 15, 2025	$419	2.75%	3.20%	$—	$435	$1	$486

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes(1)	$—	$—	$—	$2	$—	$2
2025 Notes	3	1	4	3	1	4
2024 Notes(2)	—	—	—	1	1	2
Total	$3	$1	$4	$6	$2	$8
(1) The 2026 Notes were fully settled in December 2024 and are no longer outstanding.
(2) The 2024 Notes were fully settled in September 2024 and are no longer outstanding.
The 2025 Notes are senior unsecured obligations. The 2025 Notes are classified as current liabilities in our condensed consolidated balance sheets based on their contractual maturity date. Interest on the 2025 Notes is paid semi-annually in arrears. The estimated fair value of the 2025 Notes is classified as Level 2 and was determined through consideration of quoted market prices in markets that are not active.
The 2025 Notes are convertible into cash, shares of Class C capital stock or a combination thereof, at our election, and may be settled as described below. They will mature on May 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms. The following table summarizes the conversion and redemption options with respect to the 2025 Notes:

Early Conversion Date	Conversion Rate	Conversion Price	Optional Redemption Date
November 15, 2024	14.8810	$67.20	May 22, 2023
We did not repurchase or settle any of the 2025 Notes during the three months ended March 31, 2025 or 2024. On or after November 15, 2024, until the close of business on May 13, 2025, holders may convert the 2025 Notes at their option at the applicable conversion rate then in effect. We have elected to settle any conversions of the 2025 Notes through a combination of cash for principal and shares of Class C capital stock for the conversion premium on the maturity date. For any 2025 Notes that are not converted, we will settle the principal amount in cash on the maturity date.
For additional details related to our convertible senior notes and capped call transactions, see Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Note 7. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of March 31, 2025 and December 31, 2024, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.3 billion as of December 31, 2024, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $66 million (tax effected) as of December 31, 2024.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three months ended March 31, 2025 and 2024.
Note 8. Share Repurchase Authorizations
As of March 31, 2025, the Board had authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof.
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of March 31, 2025, $131 million remained available for future repurchases pursuant to the Repurchase Authorizations. On May 2, 2025, the Board authorized the repurchase of up to an additional $1.0 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $3.5 billion.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	2,460	879	119	92
Weighted-average price per share	$73.75	$78.03	$45.02	$45.42
Total purchase price	$181	$69	$5	$4

Note 9. Share-Based Awards
In connection with the annual review cycle, option awards and restricted stock units are granted under the 2020 Plan during the first quarter of each year and typically vest quarterly over four years. For additional information regarding our share-based awards, see Note 13 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2025:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	29,941	$46.58	6.3	$861
Granted	2,102	76.33
Exercised	(800)	41.97
Forfeited or canceled	(192)	48.69
Outstanding at March 31, 2025	31,051	48.70	6.3	676
Vested and exercisable at March 31, 2025	21,771	46.21	5.3	529
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended March 31,
	2025	2024
Expected volatility	59% - 60%	57% - 61%
Risk-free interest rate	4.16% - 4.17%	4.14% - 4.28%
Weighted-average expected life	5.3 - 6.8 years	5.5 - 6.8 years
Weighted-average fair value of options granted	$43.41	$32.28
As of March 31, 2025, there was a total of $263 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2025:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2025	11,729	$50.31
Granted	4,077	76.28
Vested	(1,370)	49.70
Forfeited	(366)	50.21
Unvested outstanding at March 31, 2025	14,070	57.89
As of March 31, 2025, there was a total of $762 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$3	$4
Sales and marketing	18	18
Technology and development	38	42
General and administrative	38	44
Total share-based compensation	$97	$108
Note 10. Net Income (Loss) Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended March 31,
	2025	2024
Denominator for basic calculation	242,256	234,695
Effect of dilutive securities:
Option awards	9,668	—
Unvested restricted stock units	4,268	—
Denominator for dilutive calculation	256,192	234,695
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted-average Class C capital stock option awards outstanding	3,615	30,710
Weighted-average Class C capital stock restricted stock units outstanding	1,528	12,668
Class C capital stock issuable upon conversion of the 2024 Notes, 2025 Notes and 2026 Notes	6,237	32,998
Total Class C capital stock equivalents	11,380	76,376

Note 11. Commitments and Contingencies
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites, certain cloud computing services and payments under certain partnership agreements. The amounts due for non-cancelable purchase commitments as of March 31, 2025 are as follows (in millions):

Purchase Obligations
Remainder of 2025	$116
2026	117
2027	66
2028	1
Total future purchase commitments	$300
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of March 31, 2025 or December 31, 2024.
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

On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. On December 7, 2022, the Court rendered its decision granting our previously filed motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, we filed our answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, which was granted on August 23, 2024. On September 6, 2024, we filed a petition for permission to appeal the class certification order, on September 16, 2024, plaintiffs filed their opposition to our petition, and on September 23, 2024, we filed our reply in further support of the petition. On October 24, 2024, the Ninth Circuit issued an order granting Zillow permission to appeal. On January 8, 2025, we filed our opening brief in the appeal. On March 10, 2025, plaintiffs filed their response brief, and on April 30, 2025, we filed our reply brief. On November 1, 2024, the Court issued an order staying the Federal Securities Suit pending the outcome of the appeal. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit.
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Exchange Act, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. As of March 31, 2025, these shareholder derivative lawsuits have been stayed by the relevant courts. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.
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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters. For additional information regarding our indemnifications, see Note 15 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Note 12. Revenue and Contract Balances
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. See Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information on our revenue from contracts with customers and contract balances.
Contract Balances
Contract assets totaled $194 million and $157 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the average remaining recognition period for our contract asset related to our Premier Agent Flex offering was five months.

For the three months ended March 31, 2025, the opening balance of deferred revenue was $62 million, of which $46 million was recognized as revenue during the period. For the three months ended March 31, 2024, the opening balance of deferred revenue was $52 million, of which $44 million was recognized as revenue during the period.
Note 13. Segment Information
Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue	$598	$529
Less:
Headcount-related expenses, excluding share-based compensation	288	264
Share-based compensation	97	108
Depreciation and amortization	65	56
Marketing and advertising costs	43	30
Direct product and service costs	50	43
Third-party professional service fees	17	20
Facility expenses	7	9
Impairment costs	—	6
Other items (1)	40	38
Loss from operations	(9)	(45)
Other income, net	22	33
Interest expense	(5)	(9)
Income tax expense	—	(2)
Net income (loss)	$8	$(23)
(1) Other items include software and hardware, taxes, insurance, and data acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview of our Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate app and website in the United States, Zillow and its affiliates help people find and get the home they want by connecting them with digital solutions, dedicated real estate professionals, and easier buying, selling, financing and renting experiences.
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
As of March 31, 2025, we had 6,819 employees, compared to 6,856 employees as of December 31, 2024.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, volatility in mortgage interest rates, changes in rental inventory and occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data collected and estimated by Zillow Group as published monthly on our site, TTV increased 6% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We continue to invest in the growth of our business, which we believe has resulted in year over year total revenue results, described below, for the three months ended March 31, 2025 as compared to the same period in the prior year, that exceeded industry performance for the same period. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Revenue Overview
Our revenue is classified into four categories: Residential, Mortgages, Rentals and Other. Our “For Sale revenue” subtotal includes our Residential and Mortgages revenue categories and represents our revenue from participation in residential real estate purchase and sale transactions.
Residential. Residential revenue includes revenue generated by our Premier Agent and new construction marketplaces, as well as revenue from the sale of advertising and business technology solutions for real estate professionals through ShowingTime+, StreetEasy for-sale product offerings and Follow Up Boss.
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
Revenue generated through ShowingTime+ includes ShowingTime revenue, which is primarily generated by Appointment Center, a software-as-a-service and call center solution allowing real estate agents, brokerages and MLSs to efficiently schedule real estate viewing appointments on behalf of their customers. Appointment Center services also include call center specialists who provide scheduling support to customers. ShowingTime+ revenue also includes our dotloop real estate transaction management software-as-a-service solution, as well as Zillow Showcase, a listing marketing package.
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
Follow Up Boss revenue primarily consists of our software-as-a-service customer relationship management system which provides real estate agents, teams and brokerages with a central hub to manage real estate transactions from connection to close.
Mortgages. Mortgages revenue primarily includes revenue generated through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and revenue from advertising sold to mortgage lenders and other mortgage professionals on a cost-per-lead basis, including our Custom Quote and Connect services.
Rentals. Rentals revenue includes advertising and a suite of tools sold to property managers on a cost-per-lead, lease, listing or impression basis or for a fixed fee for certain advertising packages through both the Zillow and StreetEasy brands. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee.
Other. Other revenue includes revenue generated primarily by display advertising.
For additional information on our revenue categories, see Note 2 in our Notes to Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Financial Overview
For the three months ended March 31, 2025 and 2024, we generated total revenue of $598 million and $529 million, respectively, an increase of 13%. The increase in total revenue was primarily attributable to the following:
For Sale Revenue
•Residential revenue increased by $24 million, or 6%, to $417 million, due to increases in Residential revenue per visit and the number of visits.
•Mortgages revenue increased by $10 million, or 32%, to $41 million, driven by an increase in mortgage originations revenue.
Rentals Revenue
•Rentals revenue increased by $32 million, or 33%, to $129 million, due to increases in quarterly revenue per average monthly rentals unique visitor and average monthly rentals unique visitors.
During the three months ended March 31, 2025 and 2024, we generated gross profit of $459 million and $406 million, respectively, an increase of 13%.
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
Zillow and StreetEasy measure visits using an internal measurement tool, and Trulia measures visits with Adobe Analytics. Visits to Trulia end after thirty minutes of user inactivity. Visits to Zillow and StreetEasy end after thirty minutes of user inactivity or at midnight. From January 1, 2024 through June 30, 2024, we measured visits to StreetEasy using Google’s Universal Analytics. Since July 1, 2024, we have measured visits to StreetEasy using an internal measurement tool. Through Universal Analytics, visits to StreetEasy ended either: (i) after thirty minutes of user inactivity or at midnight; or (ii) through a campaign change. A visit ends through a campaign change if a visitor arrived via one campaign or source (for example, via a search engine or referring link on a third-party website), left the mobile application or website, and then returned via another campaign or source.
We believe that using an internal measurement tool to measure visits to Zillow and StreetEasy allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers.
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024
Visits	2,354	2,316	2%
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
Zillow, StreetEasy, and HotPads measure unique users using an internal measurement tool, and Trulia measures unique users with Adobe Analytics. From January 1, 2024 through June 30, 2024, we measured unique users for StreetEasy and HotPads using Google’s Universal Analytics. Since July 1, 2024, we have measured unique users for StreetEasy and HotPads using an internal measurement tool.
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

The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024
Average monthly unique users	227	217	5%
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
We calculate For Sale revenue per TTV as total For Sale revenue for the relevant period divided by the aggregate TTV for the same period. TTV is calculated as the number of existing residential homes sold during the relevant period multiplied by the average sales price of existing residential homes sold during the same period according to residential real estate data collected and estimated by Zillow Group, as published monthly on our site. For Sale revenue and TTV have historically been affected by seasonal fluctuations in the residential real estate market. We generally expect For Sale revenue to peak during the three months ending June 30 or September 30. As such, we measure performance and present our For Sale revenue per TTV on a trailing twelve-month basis to account for seasonality.

The following table presents our For Sale revenue per TTV for the periods presented:

	Twelve Months Ended March 31,		2024 to 2025 % Change
	2025	2024
For Sale revenue (in millions)	$1,773	$1,585	12%
Total transaction value (in trillions) (1)	$1.7	$1.6	7%
For Sale revenue per total transaction value (in basis points)	10.2	9.7	5%
(1) Estimate for the trailing twelve months ended March 31, 2025 is as of April 2025.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2024 to 2025 % Change
	2025	2024
Purchase loan origination volume	$791	$601	32%
Refinance loan origination volume	5	4	25%
Total loan origination volume	$796	$605	32%
During the three months ended March 31, 2025, total loan origination volume increased 32%, compared to the three months ended March 31, 2024. This increase was primarily driven by the continued growth in Zillow Home Loans purchase loan originations inline with our strategic priorities.
Results of Operations

Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended March 31,		2024 to 2025		Three Months Ended March 31,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$417	$393	$24	6%	70%	74%
Mortgages	41	31	10	32	7	6
Total For Sale revenue	458	424	34	8	77	80
Rentals	129	97	32	33	22	18
Other	11	8	3	38	2	2
Total revenue	$598	$529	$69	13%	100%	100%

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Total revenue increased $69 million, or 13%, to $598 million:
For Sale Revenue
•Residential revenue increased $24 million, or 6%. The increase in Residential revenue was partially driven by a 4% increase in Residential revenue per visit to $0.177 for the three months ended March 31, 2025 from $0.170 for the three months ended March 31, 2024, primarily due to an increase in ShowingTime+ revenue as we expanded software services available to sellers and listing agents, and continued growth in Premier Agent and new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. Residential revenue was also positively impacted by a 2% increase in the number of visits for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
•Mortgages revenue increased $10 million, or 32%, driven by a $10 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 32% increase in total loan origination volume to $796 million for the three months ended March 31, 2025 from $605 million for the three months ended March 31, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 13% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of IRLCs and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
Rentals Revenue
•Rentals revenue increased $32 million, or 33%. The increase in Rentals revenue was primarily due to a 20% increase in quarterly revenue per average monthly rentals unique visitor to $4.30 for the three months ended March 31, 2025 from $3.59 for the three months ended March 31, 2024, primarily driven by growth in multifamily property listings which drove a 47% increase in multifamily rentals revenue. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 11% to 30 million during the three months ended March 31, 2025, from 27 million during the three months ended March 31, 2024. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites. We expect Rentals revenue to increase in absolute dollars during the three months ending June 30, 2025, primarily driven by growth in multifamily revenue from the addition of new rental properties and higher spend per property, including our partnership with Redfin that went live at the end of April 2025.

Adjusted EBITDA

The following table summarizes net income (loss) and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Three Months Ended March 31,		2024 to 2025		Three Months Ended March 31,
	2025	2024	$ Change	% Change	2025	2024
Net income (loss)	$8	$(23)	$31	135%	1%	(4)%
Adjusted EBITDA	$153	$125	$28	22%	26%	24%

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$8	$(23)
Income taxes	—	2
Other income, net	(22)	(33)
Depreciation and amortization	65	56
Share-based compensation	97	108
Impairment costs	—	6
Interest expense	5	9
Adjusted EBITDA	$153	$125
Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended March 31,		2024 to 2025		Three Months Ended March 31,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Cost of revenue	$139	$123	$16	13%	23%	23%
Gross profit	459	406	53	13	77	77
Operating expenses:
Sales and marketing	198	166	32	19	33	31
Technology and development	149	147	2	1	25	28
General and administrative	121	132	(11)	(8)	20	25
Impairment costs	—	6	(6)	(100)	—	1
Total operating expenses	468	451	17	4	78	85
Other income, net	22	33	(11)	(33)	4	6
Interest expense	5	9	(4)	(44)	1	2
Income tax expense	—	2	(2)	(100)	—	—

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

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Cost of revenue increased $16 million, or 13%, primarily driven by increases of $8 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs and $5 million in lead acquisition costs related to strategic partnerships. We expect our cost of revenue to increase in absolute dollars during the three months ending June 30, 2025, primarily due to higher direct product and service costs, including increased lead acquisition costs associated with our rentals partnership with Redfin that went live at the end of April 2025, as we continue to support growth in revenue.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Gross profit increased by $53 million, or 13%, primarily due to an increase in revenue, discussed above. Total gross margin remained consistent at 77%.

Sales and Marketing
Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount-related expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, including the customer connections team and mortgage loan officers and specialists, marketing and public relations employees, depreciation expense and amortization of certain acquired intangible assets, including trade names and trademarks and customer relationships.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Sales and marketing expenses increased $32 million, or 19%, due to increases of $16 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and $12 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace. We expect sales and marketing expenses to increase in absolute dollars during the three months ending June 30, 2025, as we increase our marketing and advertising costs to support the growth of our rentals marketplace.

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
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Technology and development expenses increased $2 million, or 1%, due primarily to an increase of $2 million in software and hardware costs.

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
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
General and administrative expenses decreased $11 million, or 8%, due to decreases of $6 million in headcount-related expenses, including share-based compensation expense, $4 million in third party professional service fees driven by active cost management, and $2 million in facility expenses driven by cost savings associated with changes in the use of certain office space in our lease portfolio.

Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income, net decreased $11 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, and was primarily driven by lower interest income on investments due to a decrease in our investment balances as a result of the settlement of the 2024 Notes and 2026 Notes during the year ended December 31, 2024.
Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of March 31, 2025 and December 31, 2024, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.3 billion as of December 31, 2024, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $66 million (tax effected) as of December 31, 2024.
Income tax expense was not material for the three months ended March 31, 2025 and 2024.

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
Sources of Liquidity
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents, investments and restricted cash of $1.6 billion and $1.9 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, and, from time to time, U.S. government treasury securities and commercial paper. Investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities, and commercial paper. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of March 31, 2025, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2025	2024
Cash Flow Data:
Net cash provided by operating activities	$104	$80
Net cash used in investing activities	(52)	(204)
Net cash provided by (used in) financing activities	(219)	71
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

For the three months ended March 31, 2025, net cash provided by operating activities was $104 million. This was driven by net income of $8 million, adjusted by share-based compensation of $97 million, depreciation and amortization of $65 million, amortization of contract cost assets of $5 million, accretion of bond discount of $3 million, $3 million in other adjustments to reconcile net income to cash provided by operating activities, and amortization of right of use assets of $2 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $68 million. The changes in operating assets and liabilities are primarily related to a $38 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $26 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, an $11 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $7 million increase in contract costs assets primarily due to an increase in capitalized sales commissions, a $5 million decrease in accrued compensation and benefits driven by the timing of payments, and a $2 million decrease in lease liabilities due to contractual lease payments. These changes were partially offset by a $9 million increase in accrued expenses and other current liabilities primarily driven by the timing of payments, an $8 million increase in deferred revenue attributable to the timing of revenue recognition, and a $5 million increase in accounts payable driven by the timing of payments.
For the three months ended March 31, 2024, net cash provided by operating activities was $80 million. This was driven by a net loss of $23 million, adjusted by share-based compensation of $108 million, depreciation and amortization of $56 million, accretion of bond discount of $8 million, impairment costs of $6 million, amortization of contract cost assets of $5 million, amortization of right of use assets of $3 million, and amortization of debt issuance costs of $2 million. Changes in operating assets and liabilities decreased cash provided by operating activities by $70 million. The changes in operating assets and liabilities are primarily related to a $32 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $30 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $13 million decrease in lease liabilities due to contractual lease payments, a $5 million increase in contract cost assets primarily due to capitalized sales commissions, and a $4 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears. These changes were partially offset by a $6 million increase in accounts payable driven by the timing of payments, a $6 million increase in deferred revenue and a $2 million increase in other long-term liabilities.
Cash Flows Used In Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the three months ended March 31, 2025, net cash used in by investing activities was $52 million. This was primarily related to $144 million of purchases of property and equipment and intangible assets, including a $100 million payment in connection with the partnership we entered into with Redfin in February 2025. These outflows were partially offset by $92 million of net proceeds from maturities and sales of investments.
For the three months ended March 31, 2024, net cash used in investing activities was $204 million. This was the result of $158 million of net purchases of investments and $46 million of purchases of property and equipment and intangible assets.
Cash Flows Provided By (Used In) Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on our master repurchase agreements related to Zillow Home Loans and the payment of contingent consideration up to its acquisition-date fair value.
For the three months ended March 31, 2025, net cash used in financing activities was $219 million, which primarily related to $250 million of cash paid for share repurchases and $30 million related to the settlement of the acquisition date fair value of the first Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $33 million of proceeds from the exercise of option awards and $28 million of net borrowings on our master repurchase agreements related to Zillow Home Loans.
For the three months ended March 31, 2024, net cash provided by financing activities was $71 million, which primarily related to $50 million of proceeds from the exercise of option awards and $30 million of net borrowings on our master repurchase agreements related to Zillow Home Loans, partially offset by $9 million of cash paid for share repurchases.

Capital Resources
2025 Notes
As of March 31, 2025, we have $419 million aggregate principal amount of 2025 Notes outstanding. The 2025 Notes are senior unsecured obligations, and interest on the 2025 Notes is paid semi-annually.
We did not repurchase or settle any of the 2025 Notes during the three months ended March 31, 2025 or 2024. On or after November 15, 2024, until the close of business on May 13, 2025, holders may convert the 2025 Notes at their option at the applicable conversion rate then in effect. We have elected to settle any conversions of the 2025 Notes through a combination of cash for principal and Class C capital stock for the conversion premium on the maturity date. For any 2025 Notes that are not converted, we will settle the principal amount in cash on the maturity date.
Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our 2025 Notes, including conversion rate and conversion and redemption dates.
Share Repurchases
As of March 31, 2025, the Board had authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, outstanding convertible senior notes or a combination thereof. During the three months ended March 31, 2025, we repurchased 2.5 million shares of Class A common stock and 0.9 million shares of Class C capital stock at an average price of $73.75 and $78.03 per share, respectively, for an aggregate purchase price of $181 million and $69 million, respectively. As of March 31, 2025, $131 million remained available for future repurchases pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. On May 2, 2025, the Board authorized the repurchase of up to an additional $1 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $3.5 billion.
Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at March 31, 2025	Outstanding Borrowings at December 31, 2024	Weighted Average Interest Rate at March 31, 2025
JPMorgan Chase Bank, N.A.(1)	May 1, 2025	$150	$61	$72	6.04%
UBS AG	September 5, 2025	150	61	$73	6.05%
Bank of Montreal(2)	February 26, 2026	150	51	—	6.02%
	Total	$450	$173	$145
(1) Agreement was amended on April 29, 2025 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
(2) Agreement was entered into on February 27, 2025.

Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Home Loans’ master repurchase agreements.
Contractual Obligations and Other Commitments
2025 Notes - Includes the aggregate principal amount of the 2025 Notes due on their contractual maturity date, as well as the associated coupon interest. As of March 31, 2025, we have an outstanding aggregate principal amount of $419 million and associated future interest payments totaling $6 million, both associated with the 2025 Notes and payable in May 2025. Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the maturity date, stated interest rate and additional information on our 2025 Notes.
Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of March 31, 2025, we have outstanding principal amounts of $173 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. During the three months ended March 31, 2025, there were no material changes to our operating lease obligations disclosed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additionally, as of March 31, 2025, we had outstanding letters of credit of approximately $9 million, which secure our lease obligations in connection with certain of the operating leases of our office spaces.
Contingent Consideration - In connection with the acquisition of Follow Up Boss, we are obligated to pay contingent consideration upon the achievement of certain performance metrics over a three-year period measured at each anniversary of the closing date of the acquisition. For additional information regarding this contingent consideration, see Note 3 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Purchase Obligations - We have non-cancelable purchase obligations for content related to our mobile applications and websites, certain cloud computing services and payments under certain partnership agreements. For additional information regarding our purchase obligations, see Note 11 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the housing market and the broader economy have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
As of March 31, 2025, we had approximately $419 million aggregate principal amount of 2025 Notes outstanding, which mature in May 2025. The outstanding 2025 Notes bear a fixed rate of interest and, therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair value of the 2025 Notes changes primarily when the market price of our stock fluctuates or interest rates change.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of March 31, 2025 and December 31, 2024, we had $173 million and $145 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our interest expense associated with the master repurchase agreements for the three months ended March 31, 2025.
For additional details related to our credit facilities and the 2025 Notes, see Note 6 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. These pressures may escalate under the current federal administration. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several years. During this time, ongoing inflationary pressures in the United States have led to increases in the federal funds rate. Despite inflation stabilizing beginning in the second half of 2023 and the federal funds rate decreasing in the second half of 2024, prior federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue. The inflationary pressures may also be impacted by the recently announced or any newly implemented tariffs.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 11 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2025.
Purchase of Equity Securities by the Issuer
The following table summarizes our stock repurchases during the three months ended March 31, 2025 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
January 1 - January 31, 2025	—	—	$—	$—	—	$381
February 1 - February 28, 2025	1,413	865	74.66	78.13	2,278	208
March 1 - March 31, 2025	1,047	14	72.53	71.82	1,061	131
Total	2,460	879			3,339

(1) On December 2, 2021, the Board authorized a stock repurchase program granting the authority to repurchase up to $750 million of Class A common stock, Class C capital stock or a combination of both. This authorization was supplemented with additional Board authorizations to increase the aggregate repurchase capacity to a total of $2.5 billion and to allow for the repurchase of a portion of our outstanding convertible senior notes.
On May 2, 2025, the Board authorized the repurchase of up to an additional $1 billion of Class A common stock, Class C capital stock, or a combination thereof, increasing the total Repurchase Authorizations to $3.5 billion. The Repurchase Authorizations do not have an expiration date.

Item 5. Other Information
Trading Plans
On February 13, 2025, Jeremy Wacksman, Chief Executive Officer of the Company and member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for (1) the sale of up to 147,609 shares of Class C capital stock related to the exercise of option awards granted to Mr. Wacksman and (2) the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Wacksman. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan related to vesting of restricted stock unit awards is not yet determinable because (i) certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan and (ii) for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding prior to any sale occurring under the terms of the plan. This 10b5-1 sales plan will become effective on May 16, 2025 and will terminate on February 27, 2026, subject to earlier termination as provided in the plan.
On February 28, 2025, Jun Choo, Chief Operating Officer of the Company, terminated a previously disclosed 10b5-1 sales plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and was entered into on December 5, 2024. The 10b5-1 sales plan provided for the sale of up to 50,085 shares of Class C capital stock related to the exercise of option awards granted to Mr. Choo. No shares were sold under the plan prior to its termination.
On March 7, 2025, Erik Blachford, member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Blachford. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan is not yet determinable because certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan. This 10b5-1 sales plan will become effective on June 9, 2025 and will terminate on March 4, 2026, subject to earlier termination as provided in the plan.
On March 13, 2025, Claire Cormier Thielke, member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Ms. Thielke. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan is not yet determinable because certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan. This 10b5-1 sales plan will become effective on June 11, 2025, and will terminate on March 4, 2026, subject to earlier termination as provided in the plan.

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

Dated: May 7, 2025	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer