Form 10-Q
period 2025-06-30
ZILLOW GROUP, INC.
filed 2025-08-06
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2025, 50,089,971 shares of Class A common stock, 6,217,447 shares of Class B common stock and 185,964,745 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2025

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation, Acronym or Common Term	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2024 Notes	0.75% Convertible Senior Notes fully settled in September 2024
2025 Notes	2.75% Convertible Senior Notes fully settled in May 2025
2026 Notes	1.375% Convertible Senior Notes fully settled in December 2024
Board	Board of Directors of Zillow Group, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	UBS AG, JPMorgan Chase Bank, N.A., Bank of Montreal, and Bank of Nova Scotia
MBS	Mortgage-backed security
MLS	Multiple Listing Service
NAR	National Association of REALTORS®
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, convertible senior notes, or a combination thereof
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TTV	Total Transaction Value for the residential real estate industry

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
•our ability to manage advertising, product inventory and pricing, and to maintain relationships with our real estate partners;
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
•uncertainties related to policy changes or enforcement priorities at the federal and state levels;
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
•our ability to pay our debt or to raise additional capital or refinance our indebtedness on acceptable terms, or at all;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$587	$1,082
Short-term investments	571	776
Accounts receivable, net	151	104
Mortgage loans held for sale	250	159
Prepaid expenses and other current assets	257	210
Restricted cash	5	3
Total current assets	1,821	2,334
Contract cost assets	28	25
Property and equipment, net	373	360
Right of use assets	62	59
Goodwill	2,823	2,823
Intangible assets, net	285	207
Other assets	24	21
Total assets	$5,416	$5,829
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$56	$30
Accrued expenses and other current liabilities	121	105
Accrued compensation and benefits	57	57
Borrowings under credit facilities	230	145
Deferred revenue	70	62
Lease liabilities, current portion	12	14
Convertible senior notes	—	418
Total current liabilities	546	831
Lease liabilities, net of current portion	86	83
Other long-term liabilities	38	67
Total liabilities	670	981
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 50,089,971 and 54,333,292 shares as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 184,824,117 and 181,937,981 shares as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	6,617	6,733
Accumulated other comprehensive income (loss)	1	(3)
Accumulated deficit	(1,872)	(1,882)
Total shareholders’ equity	4,746	4,848
Total liabilities and shareholders’ equity	$5,416	$5,829

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
For Sale revenue:
Residential	$434	$409	$851	$802
Mortgages	48	34	89	65
Total For Sale revenue	482	443	940	867
Rentals	159	117	288	214
Other	14	12	25	20
Total revenue	655	572	1,253	1,101
Cost of revenue	166	130	305	253
Gross profit	489	442	948	848
Operating expenses:
Sales and marketing	226	205	424	371
Technology and development	153	144	302	291
General and administrative	121	131	242	263
Impairment costs	—	—	—	6
Total operating expenses	500	480	968	931
Loss from operations	(11)	(38)	(20)	(83)
Loss on extinguishment of debt	—	(1)	—	(1)
Other income, net	18	34	40	67
Interest expense	(5)	(10)	(10)	(19)
Income (loss) before income taxes	2	(15)	10	(36)
Income tax expense	—	(2)	—	(4)
Net income (loss)	$2	$(17)	$10	$(40)
Net income (loss) per share:
Basic	$0.01	$(0.07)	$0.04	$(0.17)
Diluted	$0.01	$(0.07)	$0.04	$(0.17)
Weighted-average shares outstanding:
Basic	241,083	233,453	241,667	234,074
Diluted	251,665	233,453	253,916	234,074
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2	$(17)	$10	$(40)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	1	—	4	(6)
Total other comprehensive income (loss)	1	—	4	(6)
Comprehensive income (loss)	$3	$(17)	$14	$(46)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2025	241,320	$—	$6,628	$(1,874)	$—	$4,754
Issuance of Class C capital stock upon exercise of stock options	520	—	22	—	—	22
Vesting of restricted stock units	1,597	—	—	—	—	—
Share-based compensation expense	—	—	117	—	—	117
Settlement of convertible senior notes	1	—	—	—	—	—
Repurchases of Class A common stock and Class C capital stock	(2,306)	—	(150)	—	—	(150)
Net income	—	—	—	2	—	2
Other comprehensive income	—	—	—	—	1	1
Balance at June 30, 2025	241,132	$—	$6,617	$(1,872)	$1	$4,746

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2024	236,176	$—	$6,469	$(1,793)	$(11)	$4,665
Issuance of Class C capital stock upon exercise of stock options	315	—	11	—	—	11
Vesting of restricted stock units	1,801	—	—	—	—	—
Share-based compensation expense	—	—	134	—	—	134
Repurchases of Class A common stock and Class C capital stock	(6,885)	—	(292)	—	—	(292)
Net loss	—	—	—	(17)	—	(17)
Balance at June 30, 2024	231,407	$—	$6,322	$(1,810)	$(11)	$4,501
See accompanying notes to the condensed consolidated financial statements.

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	242,489	$—	$6,733	$(1,882)	$(3)	$4,848
Issuance of Class C capital stock upon exercise of stock options	1,320	—	55	—	—	55
Vesting of restricted stock units	2,967	—	—	—	—	—
Share-based compensation expense	—	—	229	—	—	229
Settlement of convertible senior notes	1	—	—	—	—	—
Repurchases of Class A common stock and Class C capital stock	(5,645)	—	(400)	—	—	(400)
Net income	—	—	—	10	—	10
Other comprehensive income	—	—	—	—	4	4
Balance at June 30, 2025	241,132	$—	$6,617	$(1,872)	$1	$4,746

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2024	233,354	$—	$6,301	$(1,770)	$(5)	$4,526
Issuance of Class C capital stock upon exercise of stock options	1,624	—	61	—	—	61
Vesting of restricted stock units	3,525	—	—	—	—	—
Share-based compensation expense	—	—	261	—	—	261
Repurchases of Class A common stock and Class C capital stock	(7,096)	—	(301)	—	—	(301)
Net loss	—	—	—	(40)	—	(40)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at June 30, 2024	231,407	$—	$6,322	$(1,810)	$(11)	$4,501

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$10	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132	115
Share-based compensation	196	221
Amortization of right of use assets	4	6
Amortization of contract cost assets	10	9
Amortization of debt issuance costs	1	3
Impairment costs	—	6
Accretion of bond discount	(5)	(17)
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	(5)	8
Changes in operating assets and liabilities:
Accounts receivable	(47)	(19)
Mortgage loans held for sale	(91)	(95)
Prepaid expenses and other assets	(46)	(49)
Contract cost assets	(13)	(9)
Lease liabilities	(6)	(27)
Accounts payable	26	11
Accrued expenses and other current liabilities	18	6
Accrued compensation and benefits	—	(1)
Deferred revenue	8	7
Other long-term liabilities	(1)	—
Net cash provided by operating activities	191	135
Investing activities
Proceeds from maturities of investments	272	474
Proceeds from sales of investments	50	—
Purchases of investments	(109)	(591)
Purchases of property and equipment	(73)	(76)
Purchases of intangible assets	(115)	(14)
Net cash provided by (used in) investing activities	25	(207)
Financing activities
Net borrowings on repurchase agreements	85	89
Repurchases of Class A common stock and Class C capital stock	(400)	(301)
Settlement of convertible senior notes	(419)	(89)
Proceeds from exercise of stock options	55	61
Payment of contingent consideration for acquisition	(30)	—
Net cash used in financing activities	(709)	(240)
Net decrease in cash, cash equivalents and restricted cash during period	(493)	(312)
Cash, cash equivalents and restricted cash at beginning of period	1,085	1,495
Cash, cash equivalents and restricted cash at end of period	$592	$1,183
Supplemental disclosures of cash flow information
Noncash transactions:
Write-off of fully depreciated property and equipment	$82	$20
Capitalized share-based compensation	33	40
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors, which are uncertain and difficult to predict. For example, we believe that potential changes in any of the following areas may have a significant impact on us in terms of our future financial position, results of operations or cash flows: the health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to navigate industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations; uncertainties related to policy changes or enforcement priorities at the federal and state levels; our ability to manage advertising, product inventory and pricing, and to maintain relationships with our real estate partners; our ability to comply with current and future rules and requirements promulgated by NAR, MLSs, or other real estate industry groups or governing bodies, and to maintain or establish relationships with listing and data providers; changes to our rights to use or timely access listing data, or to the quality or quantity of such listing data; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow the mortgage operations of Zillow Home Loans, our affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters, climate change, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services or general economic conditions; outcomes of legal proceedings and government investigations; our ability to attract, engage, and retain a highly skilled workforce; protection of Zillow Group’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.

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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2025 and our results of operations, comprehensive income (loss) and shareholders’ equity for the three and six month periods ended June 30, 2025 and 2024, and cash flows for the six month periods ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any interim period, or for any other future year.
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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. During the six months ended June 30, 2025, we paid $33 million in cash to settle the first earn out payment, the majority of which represented settlement of the acquisition date fair value. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three and six months ended June 30, 2025, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

	June 30, 2025	December 31, 2024
Range	60% - 100%	47% - 100%
Weighted-average	80%	82%
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
The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of the period	$7	$5	$4	$3
Issuances	24	11	45	23
Transfers	(22)	(12)	(40)	(22)
Balance, end of period	$9	$4	$9	$4
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	June 30, 2025	December 31, 2024
IRLCs	$402	$217
Forward contracts(1)	$499	$300
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$22	$22	$13	$13
Cash equivalents:
Money market funds	554	554	993	993
U.S. government treasury securities	11	11	75	75
Commercial paper	—	—	1	1
Short-term investments:
U.S. government treasury securities	408	408	594	591
Corporate bonds	153	154	175	176
U.S. government agency securities	7	7	7	7
Commercial paper	1	1	2	2
Certificate of deposit	1	1	—	—
Mortgage origination-related:
Mortgage loans held for sale	—	250	—	159
IRLCs - other current assets	—	9	—	4
Forward contracts - other current assets	—	—	—	1
Restricted cash	5	5	3	3
Total assets measured at fair value on a recurring basis	$1,162	$1,422	$1,863	$2,025
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$3	$—	$—
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	31	—	33
Contingent consideration - other long-term liabilities	—	30	—	58
Total liabilities measured at fair value on a recurring basis	$—	$64	$—	$91
The following table presents available-for-sale investments by contractual maturity date as of June 30, 2025 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$259	$259
Due after one year	311	312
Total	$570	$571

Note 4. Property and Equipment, Net
The following table presents the detail of property and equipment, net as of the dates presented (in millions):

	June 30, 2025	December 31, 2024
Website development costs	$597	$564
Leasehold improvements	32	45
Computer equipment	17	18
Office equipment, furniture and fixtures	12	16
Construction-in-progress	4	—
Property and equipment	662	643
Less: accumulated amortization and depreciation	(289)	(283)
Property and equipment, net	$373	$360
We recorded depreciation expense related to property and equipment (other than website development costs) of $3 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, and $7 million and $8 million for the six months ended June 30, 2025 and 2024, respectively.
We capitalized website development costs of $51 million and $54 million for the three months ended June 30, 2025 and 2024, respectively, and $99 million and $106 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense for website development costs included in cost of revenue was $42 million and $36 million for the three months ended June 30, 2025 and 2024, respectively, and $83 million and $69 million for the six months ended June 30, 2025 and 2024, respectively.
Note 5. Intangible Assets, Net
The following tables present the detail of intangible assets, net as of the dates presented (in millions):

	June 30, 2025
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(39)	$155
Software	110	(44)	66
Developed technology	102	(64)	38
Trade names and trademarks	47	(27)	20
Purchased content	23	(17)	6
Total	$476	$(191)	$285

	December 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$94	$(29)	$65
Software	101	(39)	62
Developed technology	102	(51)	51
Trade names and trademarks	47	(25)	22
Purchased content	22	(15)	7
Total	$366	$(159)	$207

On February 6, 2025, we entered into a partnership with Redfin Corporation (“Redfin”), making Zillow the exclusive provider of multifamily rental listings on Redfin and its sites, including Rent.com and ApartmentGuide.com (together, “Redfin Rental Network”). Pursuant to this rentals partnership, Zillow made a $100 million payment to Redfin that is included in customer relationships in the table above and will be amortized over the estimated useful life of nine years. Zillow also pays Redfin for leads generated through the Redfin Rental Network for an initial period of five years with two optional two-year extensions, subject to the terms of the underlying agreements.
Amortization expense recorded for intangible assets was $22 million and $19 million for the three months ended June 30, 2025 and 2024, respectively, and $42 million and $38 million for the six months ended June 30, 2025 and 2024, respectively. We did not record any impairment costs related to intangible assets for the three or six months ended June 30, 2025 or 2024.
Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 11), as of June 30, 2025 is as follows (in millions):

Remainder of 2025	$42
2026	70
2027	59
2028	35
2029	28
Thereafter	59
Total future amortization expense	$293
Note 6. Debt
The following table presents the carrying values of Zillow Group’s debt as of the dates presented (in millions):

	June 30, 2025	December 31, 2024
Master repurchase agreements:
JPMorgan Chase Bank, N.A.	$92	$72
UBS AG	74	73
Bank of Montreal(1)	64	—
Total master repurchase agreements	230	145
2025 Notes	—	418
Total debt	$230	$563

(1)Agreement was entered into on February 27, 2025.
Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of June 30, 2025 (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Borrowings Outstanding	Available Borrowing Capacity(1)	Weighted-Average Interest Rate
JPMorgan Chase Bank, N.A.	April 28, 2026	$200	$92	$108	6.05%
UBS AG	September 5, 2025	150	74	76	6.05%
Bank of Montreal	February 26, 2026	150	64	86	6.02%
Bank of Nova Scotia	June 8, 2026	100	—	100	—%
	Total	$600	$230	$370
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.

On April 29, 2025, Zillow Home Loans amended its JPMorgan Chase Bank, N.A. master repurchase agreement to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
On June 9, 2025, Zillow Home Loans entered into a master repurchase agreement with Bank of Nova Scotia which provides a total maximum borrowing capacity of $100 million. Zillow Home Loans did not draw on this master repurchase agreement during the three months ended June 30, 2025.
In accordance with the master repurchase agreements, the Lenders have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of June 30, 2025 and December 31, 2024, $242 million and $151 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2025, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our repurchase agreements, see Note 10 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Convertible Senior Notes
During the three months ended June 30, 2024 and in accordance with our Repurchase Authorizations, we repurchased $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest, resulting in a loss on extinguishment of debt of $1 million recognized in our condensed consolidated statements of operations. See Note 8 for additional information on the Repurchase Authorizations.
The 2025 Notes matured on May 15, 2025. We settled the remaining $419 million in aggregate principal amount of the 2025 Notes with cash payments totaling $425 million, which included $419 million in principal repayments, $6 million for accrued interest, and a nominal cash payment in lieu of fractional shares, and the issuance of a nominal number of shares of Class C capital stock.
The following tables summarize the interest expense related to our convertible senior notes for the periods ended (in millions, except interest rates):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$—	$—	$—	$1	$1	$2
2025 Notes	1	—	1	3	—	3
2024 Notes	—	—	—	2	—	2
Total	$1	$—	$1	$6	$1	$7

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$—	$—	$—	$3	$1	$4
2025 Notes	4	1	5	6	1	7
2024 Notes	—	—	—	3	1	4
Total	$4	$1	$5	$12	$3	$15

For additional details related to our convertible senior notes and capped call transactions, see Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Note 7. Income Taxes
On July 4, 2025, the One Big Beautiful Bill (“the Bill”) was enacted into law. The Bill provides for significant U.S. tax law changes and modifications and makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, the expensing of domestic research costs, and the business interest expense limitation. We are in the process of evaluating the provisions within the Bill and have not yet determined the impact of these provisions on our consolidated financial statements beginning with the quarterly period ending September 30, 2025.
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of June 30, 2025 and December 31, 2024, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.3 billion as of December 31, 2024, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $66 million (tax effected) as of December 31, 2024.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three or six month periods ended June 30, 2025 or 2024.
Note 8. Share Repurchase Authorizations
Prior to May 2, 2025, the Board authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, convertible senior notes or a combination thereof. On May 2, 2025, the Board authorized the repurchase of up to an additional $1.0 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $3.5 billion. As of June 30, 2025, $981 million remained available for future repurchases of our stock pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	1,784	522	981	5,904
Weighted-average price per share	$65.04	$65.03	$41.92	$42.41
Total purchase price	$116	$34	$41	$251

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	4,244	1,401	1,100	5,996
Weighted-average price per share	$70.09	$73.19	$42.26	$42.45
Total purchase price	$297	$103	$46	$255

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
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2025:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	29,941	$46.58	6.3	$861
Granted	2,183	75.95
Exercised	(1,320)	41.47
Forfeited or canceled	(313)	51.70
Outstanding at June 30, 2025	30,491	48.86	6.1	701
Vested and exercisable at June 30, 2025	22,470	46.49	5.2	571
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	59%	59%	59% - 60%	57% - 61%
Risk-free interest rate	3.92%	4.50%	3.92% - 4.17%	4.14% - 4.50%
Weighted-average expected life	5.5 years	5.5 years	5.3 - 6.8 years	5.5 - 6.8 years
Weighted-average fair value of options granted	$37.18	$29.69	$43.17	$31.93
As of June 30, 2025, there was a total of $228 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2025:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2025	11,729	$50.31
Granted	4,302	75.73
Vested	(2,967)	50.90
Forfeited	(606)	52.92
Unvested outstanding at June 30, 2025	12,458	$58.82
As of June 30, 2025, there was a total of $680 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$3	$4	$6	$8
Sales and marketing	19	20	37	38
Technology and development	40	42	78	84
General and administrative	37	47	75	91
Total share-based compensation	$99	$113	$196	$221
Note 10. Net Income (Loss) Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Denominator for basic calculation	241,083	233,453	241,667	234,074
Effect of dilutive securities:
Option awards	7,649	—	8,653	—
Unvested restricted stock units	2,933	—	3,596	—
Denominator for dilutive calculation	251,665	233,453	253,916	234,074
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average Class C capital stock option awards outstanding	3,344	19,091	3,478	20,935
Weighted-average Class C capital stock restricted stock units outstanding	4,145	14,877	2,844	13,776
Weighted-average Class C capital stock issuable upon conversion of the 2024 Notes, 2025 Notes and 2026 Notes	3,084	32,410	4,652	32,697
Total Class C capital stock equivalents	10,573	66,378	10,974	67,408

Note 11. Commitments and Contingencies
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites, certain cloud computing services and payments under certain partnership agreements. The amounts due for non-cancelable purchase commitments as of June 30, 2025 are as follows (in millions):

Purchase Obligations
Remainder of 2025	$99
2026	117
2027	67
2028	1
Total future purchase commitments	$284
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of June 30, 2025 or December 31, 2024.
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
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Exchange Act, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. These shareholder derivative lawsuits have since been stayed by the relevant courts and they remain stayed as of June 30, 2025. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.
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
Contract Balances
Contract assets totaled $201 million and $157 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the average remaining recognition period for our contract asset related to our Premier Agent Flex offering was five months.

For the three months ended June 30, 2025, the opening balance of deferred revenue was $70 million, of which $53 million was recognized as revenue during the period. For the three months ended June 30, 2024, the opening balance of deferred revenue was $58 million, of which $49 million was recognized as revenue during the period.
For the six months ended June 30, 2025, the opening balance of deferred revenue was $62 million, of which $53 million was recognized as revenue during the period. For the six months ended June 30, 2024, the opening balance of deferred revenue was $52 million, of which $47 million was recognized as revenue during the period.
Note 13. Segment Information
Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$655	$572	$1,253	$1,101
Less:
Headcount-related expenses, excluding share-based compensation	298	272	586	536
Share-based compensation	99	113	196	221
Depreciation and amortization	67	59	132	115
Marketing and advertising costs	64	58	107	88
Direct product and service costs	73	44	123	87
Third-party professional service fees	19	20	36	40
Facility expenses	7	8	14	16
Impairment costs	—	—	—	6
Other items (1)	39	36	79	75
Loss from operations	(11)	(38)	(20)	(83)
Loss on extinguishment of debt	—	(1)	—	(1)
Other income, net	18	34	40	67
Interest expense	(5)	(10)	(10)	(19)
Income tax expense	—	(2)	—	(4)
Net income (loss)	$2	$(17)	$10	$(40)
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
As of June 30, 2025, we had 6,944 employees, compared to 6,856 employees as of December 31, 2024.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, elevated and volatile mortgage interest rates, changes in rental inventory and occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data collected and estimated by Zillow Group as published monthly on our site, TTV increased 2% during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 and increased 4% during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. We continue to invest in the growth of our business, which we believe has resulted in year over year total revenue results, described below, for the three and six month periods ended June 30, 2025 as compared to the same periods in the prior year, that exceeded industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
Financial Overview
For the three months ended June 30, 2025 and 2024, we generated total revenue of $655 million and $572 million, respectively, an increase of 15%. The increase in total revenue was primarily attributable to the following:
Rentals Revenue
•Rentals revenue increased by $42 million, or 36%, to $159 million, due to increases in quarterly revenue per average monthly rentals unique visitor and average monthly rentals unique visitors.
For Sale Revenue
•Residential revenue increased by $25 million, or 6%, to $434 million, due to increases in the number of visits and in Residential revenue per visit.
•Mortgages revenue increased by $14 million, or 41%, to $48 million, driven by an increase in mortgage originations revenue as a result of increased total loan origination volume.
During the three months ended June 30, 2025 and 2024, we generated gross profit of $489 million and $442 million, respectively, an increase of 11%.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024
Visits	2,590	2,495	4%	4,944	4,811	3%
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

The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024
Average monthly unique users	243	231	5%	235	224	5%
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

The following table presents our For Sale revenue per TTV for the periods presented:

	Twelve Months Ended June 30,		2024 to 2025 % Change
	2025	2024
For Sale revenue (in millions)	$1,812	$1,624	12%
Total Transaction Value (in trillions) (1)	$1.8	$1.6	6%
For Sale revenue per Total Transaction Value (in basis points)	10.3	9.8	5%
(1) Estimate for the trailing twelve months ended June 30, 2025 is as of July 2025.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2024 to 2025 % Change	Six Months Ended June 30,		2024 to 2025 % Change
	2025	2024		2025	2024
Purchase loan origination volume	$1,116	$756	48%	$1,907	$1,357	41%
Refinance loan origination volume	10	3	233%	15	8	88%
Total loan origination volume	$1,126	$759	48%	$1,922	$1,365	41%
During the three and six months ended June 30, 2025, total loan origination volume increased 48% and 41%, respectively, compared to the three and six months ended June 30, 2024. This increase was primarily driven by the continued growth in Zillow Home Loans purchase loan originations in line with our strategic priorities.

Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended June 30,		2024 to 2025		Three Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$434	$409	$25	6%	66%	72%
Mortgages	48	34	14	41	7	6
Total For Sale revenue	482	443	39	9	74	77
Rentals	159	117	42	36	24	20
Other	14	12	2	17	2	2
Total revenue	$655	$572	$83	15%	100%	100%

					% of Total Revenue
	Six Months Ended June 30,		2024 to 2025		Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$851	$802	$49	6%	68%	73%
Mortgages	89	65	24	37	7	6
Total For Sale revenue	940	867	73	8	75	79
Rentals	288	214	74	35	23	19
Other	25	20	5	25	2	2
Total revenue	$1,253	$1,101	$152	14%	100%	100%
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Total revenue increased $83 million, or 15%, to $655 million:
Rentals Revenue
•Rentals revenue increased $42 million, or 36%. The increase in Rentals revenue was primarily due to a 21% increase in quarterly revenue per average monthly rentals unique visitor to $4.42 for the three months ended June 30, 2025 from $3.66 for the three months ended June 30, 2024, primarily driven by growth in multifamily property listings which drove a 56% increase in multifamily rentals revenue. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 13% to 36 million during the three months ended June 30, 2025 from 32 million during the three months ended June 30, 2024. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites, and on Realtor.com and Redfin and its sites, including Rent.com and ApartmentGuide.com. We expect Rentals revenue to increase in absolute dollars during the three months ending September 30, 2025, primarily driven by growth in multifamily revenue from the addition of new rental properties and in revenue per property as property managers upgrade their advertising spend.

For Sale Revenue
•Residential revenue increased $25 million, or 6%. The increase in Residential revenue was partially driven by a 4% increase in the number of visits to 2.6 billion for the three months ended June 30, 2025 from 2.5 billion for the three months ended June 30, 2024. Residential revenue was also positively impacted by an increase in Residential revenue per visit to $0.168 for the three months ended June 30, 2025 from $0.164 for the three months ended June 30, 2024, primarily due to an increase in ShowingTime+ revenue driven by increasing adoption of our software services by sellers and listing agents, and continued growth in Premier Agent and new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period.
•Mortgages revenue increased $14 million, or 41%, driven by a $14 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 48% increase in total loan origination volume to $1.1 billion for the three months ended June 30, 2025 from $759 million for the three months ended June 30, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to a 5% increase in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of IRLCs and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Total revenue increased $152 million, or 14%, to $1.3 billion:
Rentals Revenue
•Rentals revenue increased $74 million, or 35%. The increase in Rentals revenue was primarily due to an 18% increase in quarterly revenue per average monthly rentals unique visitor to $4.36 for the six months ended June 30, 2025 as compared to $3.69 for the six months ended June 30, 2024, primarily driven by growth in multifamily property listings, which drove a 52% increase in multifamily rentals revenue. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 14% to 33 million during the six months ended June 30, 2025 from 29 million during the six months ended June 30, 2024.
For Sale Revenue
•Residential revenue increased $49 million, or 6%. The increase in Residential revenue was partially driven by a 3% increase in Residential revenue per visit to $0.172 for the six months ended June 30, 2025 from $0.167 for the six months ended June 30, 2024. Residential revenue was also positively impacted by a 3% increase in the number of visits to 4.9 billion for the six months ended June 30, 2025 from 4.8 billion for the six months ended June 30, 2024, primarily due to an increase in ShowingTime+ revenue as driven by increasing adoption of our software services by sellers and listing agents, and continued growth in Premier Agent and new construction revenue.
•Mortgages revenue increased $24 million, or 37%. This increase was driven by a $24 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 41% increase in total loan origination volume to $1.9 billion for the six months ended June 30, 2025 from $1.4 billion for the six months ended June 30, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to an 8% increase in gain on sale margin.

Adjusted EBITDA

The following tables summarize net income (loss) and Adjusted EBITDA for each of the periods presented (in millions, except percentages):

					% of Revenue
	Three Months Ended June 30,		2024 to 2025		Three Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024
Net income (loss)	$2	$(17)	$19	112%	—%	(3)%
Adjusted EBITDA	$155	$134	$21	16%	24%	23%

					% of Revenue
	Six Months Ended June 30,		2024 to 2025		Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024
Net income (loss)	$10	$(40)	$50	125%	1%	(4)%
Adjusted EBITDA	$308	$259	$49	19%	25%	24%
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2	$(17)	$10	$(40)
Income taxes	—	2	—	4
Other income, net	(18)	(34)	(40)	(67)
Depreciation and amortization	67	59	132	115
Share-based compensation	99	113	196	221
Impairment costs	—	—	—	6
Loss on extinguishment of debt	—	1	—	1
Interest expense	5	10	10	19
Adjusted EBITDA	$155	$134	$308	$259
Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended June 30,		2024 to 2025		Three Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Cost of revenue	$166	$130	$36	28%	25%	23%
Gross profit	489	442	47	11	75	77
Operating expenses:
Sales and marketing	226	205	21	10	35	36
Technology and development	153	144	9	6	23	25
General and administrative	121	131	(10)	(8)	18	23
Total operating expenses	500	480	20	4	76	84
Loss on extinguishment of debt	—	1	(1)	(100)	—	—
Other income, net	18	34	(16)	(47)	3	6
Interest expense	5	10	(5)	(50)	1	2
Income tax expense	—	2	(2)	(100)	—	—

					% of Total Revenue
	Six Months Ended June 30,		2024 to 2025		Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Cost of revenue	$305	$253	$52	21%	24%	23%
Gross profit	948	848	100	12	76	77
Operating expenses:
Sales and marketing	424	371	53	14	34	34
Technology and development	302	291	11	4	24	26
General and administrative	242	263	(21)	(8)	19	24
Impairment costs	—	6	(6)	(100)	—	1
Total operating expenses	968	931	37	4	77	85
Loss on extinguishment of debt	—	1	(1)	(100)	—	—
Other income, net	40	67	(27)	(40)	3	6
Interest expense	10	19	(9)	(47)	1	2
Income tax expense	—	4	(4)	(100)	—	—

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
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Cost of revenue increased $36 million, or 28%, primarily driven by increases of $20 million in lead acquisition costs, primarily associated with our rentals partnership with Redfin, $5 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, $5 million in ad serving costs, $2 million in headcount related expenses, including share-based compensation expense, and $2 million in software and hardware costs. We expect our cost of revenue to increase in absolute dollars during the three months ending September 30, 2025, primarily due to higher direct product and service costs, including increased lead acquisition costs associated with our rentals partnership with Redfin, as we continue to support growth in revenue.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Cost of revenue increased $52 million, or 21%, primarily driven by increases of $25 million in lead acquisition costs, primarily associated with our rentals partnership with Redfin, $13 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, and $6 million in ad serving costs.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Gross profit increased by $47 million, or 11%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 77% to 75%, primarily due to increased lead acquisition costs associated with our rentals partnership with Redfin.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Gross profit increased by $100 million, or 12%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 77% to 76%, primarily due to increased lead acquisition costs associated with our rentals partnership with Redfin.
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
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Sales and marketing expenses increased $21 million, or 10%, due to increases of $12 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, $6 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace, and $2 million in depreciation and amortization expense.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Sales and marketing expenses increased $53 million, or 14%, due to increases of $28 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, $18 million in marketing and advertising costs as we continue to invest in the growth of our rentals marketplace, and $3 million in depreciation and amortization expense.
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
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Technology and development expenses increased $9 million, or 6%, due to increases of $6 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and $2 million in software and hardware costs.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Technology and development expenses increased $11 million, or 4%, due to an increase of $6 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and $4 million in software and hardware costs.

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
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
General and administrative expenses decreased $10 million, or 8%, due to decreases of $7 million in headcount-related expenses, including share-based compensation expense, driven primarily by equity award actions that occurred in August 2022 and impacted the three months ended June 30, 2024, and $2 million in third party professional service fees driven by active cost management. These decreases were partially offset by an increase of $2 million in software and hardware costs.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
General and administrative expenses decreased $21 million, or 8%, primarily due to decreases of $13 million in headcount-related expenses, including share-based compensation expense, driven primarily by equity award actions that occurred in August 2022 and impacted the six months ended June 30, 2024, $6 million in third party professional service fees driven by active cost management, and $3 million in facility expenses driven by cost savings associated with changes in the use of certain office space in our lease portfolio. These decreases were partially offset by an increase of $2 million in software and hardware costs.
Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income, net decreased $16 million and $27 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, primarily driven by lower interest income on investments due to a decrease in our investment balances as a result of the settlement of the 2024 Notes, 2025 Notes and 2026 Notes.
Interest Expense
Interest expense consists primarily of interest on our previously outstanding convertible senior notes, including the amortization of deferred issuance costs, and on our master repurchase agreements related to our Zillow Home Loans operations.
Interest expense decreased $5 million and $9 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the settlement of the 2024 Notes, 2025 Notes and 2026 Notes.
Income Taxes
On July 4, 2025, the One Big Beautiful Bill (“the Bill”) was enacted into law. The Bill provides for significant U.S. tax law changes and modifications and makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, the expensing of domestic research costs, and the business interest expense limitation. We are in the process of evaluating the provisions within the Bill and have not yet determined the impact of these provisions on our consolidated financial statements beginning with the quarterly period ending September 30, 2025.
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of June 30, 2025 and December 31, 2024, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.3 billion as of December 31, 2024, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $66 million (tax effected) as of December 31, 2024.
Income tax expense was not material for the three and six month periods ended June 30, 2025 or 2024.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations, debt financing and equity offerings. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, investments in new products and services, and continued investments in sales and marketing. We also use cash flows from operations to service our debt obligations and to repurchase Class A common stock, Class C capital stock, or a combination thereof through our Repurchase Authorizations or otherwise.
Sources of Liquidity
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents, investments and restricted cash of $1.2 billion and $1.9 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, and, from time to time, U.S. government treasury securities and commercial paper. Investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities, commercial paper and certificates of deposit. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of June 30, 2025, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Six Months Ended June 30,
	2025	2024
Cash Flow Data:
Net cash provided by operating activities	$191	$135
Net cash provided by (used in) investing activities	25	(207)
Net cash used in financing activities	(709)	(240)
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
For the six months ended June 30, 2025, net cash provided by operating activities was $191 million. This was driven by net income of $10 million, adjusted by share-based compensation of $196 million, depreciation and amortization of $132 million, amortization of contract cost assets of $10 million, accretion of bond discount of $5 million, amortization of right of use assets of $4 million, and $5 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities decreased net cash provided by operating activities by $152 million. The changes in operating assets and liabilities are primarily related to a $91 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $47 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $46 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $13 million increase in contract costs assets primarily due to an increase in capitalized sales commissions, and a $6 million increase in lease liabilities due to contractual lease payments. These changes were partially offset by a $26 million increase in accounts payable and an $18 million increase in accrued expenses and other current liabilities, both primarily driven by the timing of payments, and an $8 million increase in deferred revenue attributable to the timing of revenue recognition.

For the six months ended June 30, 2024, net cash provided by operating activities was $135 million. This was driven by a net loss of $40 million, adjusted by share-based compensation of $221 million, depreciation and amortization of $115 million, accretion of bond discount of $17 million, amortization of contract cost assets of $9 million, impairment costs of $6 million, amortization of right of use assets of $6 million, amortization of debt issuance costs of $3 million, and $8 million in other adjustments to reconcile net loss to net cash provided by operating activities. Changes in operating assets and liabilities decreased net cash provided by operating activities by $176 million. The changes in operating assets and liabilities are primarily related to a $95 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $49 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $27 million decrease in lease liabilities due to contractual lease payments, a $19 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, and a $9 million increase in contract cost assets primarily due to capitalized sales commissions. These changes were partially offset by an $11 million increase in accounts payable driven by the timing of payments, a $7 million increase in deferred revenue attributable to the timing of revenue recognition, and a $6 million increase in accrued expenses and other current liabilities primarily driven by the timing of payments.
Cash Flows Provided By (Used In) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the six months ended June 30, 2025, net cash provided by investing activities was $25 million. This was primarily related to $213 million of net proceeds from maturities and sales of investments. These inflows were partially offset by $188 million of purchases of property and equipment and intangible assets, including a $100 million payment in connection with the partnership we entered into with Redfin in February 2025.
For the six months ended June 30, 2024, net cash used in investing activities was $207 million. This was the result of $117 million of net purchases of investments and $90 million of purchases of property and equipment and intangible assets.
Cash Flows Used In Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on our master repurchase agreements related to Zillow Home Loans, settlements of long-term debt, and the payment of contingent consideration up to its acquisition-date fair value.
For the six months ended June 30, 2025, net cash used in financing activities was $709 million, which primarily related to $419 million of cash paid for the settlement of the 2025 Notes, $400 million of cash paid for share repurchases, and $30 million related to the settlement of the acquisition date fair value of the first Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $55 million of proceeds from the exercise of option awards and $85 million of net borrowings on our master repurchase agreements related to Zillow Home Loans.
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
Capital Resources
Settlement of 2025 Notes
The 2025 Notes matured on May 15, 2025. We settled the remaining $419 million in aggregate principal amount of the 2025 Notes with cash payments totaling $425 million, which included $419 million in principal repayments, $6 million for accrued interest, and a nominal cash payment in lieu of fractional shares, and the issuance of a nominal number of shares of Class C capital stock.
Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our 2025 Notes.

Share Repurchases
On May 2, 2025, the Board authorized the repurchase of up to an additional $1 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $3.5 billion as of June 30, 2025. During the six months ended June 30, 2025, we repurchased 4.2 million shares of Class A common stock and 1.4 million shares of Class C capital stock at an average price of $70.09 and $73.19 per share, respectively, for an aggregate purchase price of $297 million and $103 million, respectively. As of June 30, 2025, $981 million remained available for future repurchases of our stock pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on these authorizations, see Notes 10 and 12 of our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at June 30, 2025	Outstanding Borrowings at December 31, 2024	Weighted Average Interest Rate at June 30, 2025
JPMorgan Chase Bank, N.A.(1)	April 28, 2026	$200	$92	$72	6.05%
UBS AG	September 5, 2025	150	74	73	6.05%
Bank of Montreal(2)	February 26, 2026	150	64	—	6.02%
Bank of Nova Scotia (3)	June 8, 2026	100	—	—	—%
	Total	$600	$230	$145
(1) Agreement was amended on April 29, 2025 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
(2) Agreement was entered into on February 27, 2025.
(3) Agreement was entered into on June 9, 2025.

Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Home Loans’ master repurchase agreements.
Contractual Obligations and Other Commitments
Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of June 30, 2025, we have outstanding principal amounts of $230 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. During the three months ended June 30, 2025, there were no material changes to our operating lease obligations disclosed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of June 30, 2025 and December 31, 2024, we had $230 million and $145 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our interest expense associated with the master repurchase agreements for the three months ended June 30, 2025.
For additional details related to our credit facilities, see Note 6 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. These pressures may escalate due to changes in federal policy, including proposed or newly implemented tariffs. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several years. During this time, ongoing inflationary pressures in the United States have led to increases in the federal funds rate. Despite inflation stabilizing beginning in the second half of 2023 and the federal funds rate decreasing in the second half of 2024 and remaining stable since that time, prior federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2025.
Purchase of Equity Securities by the Issuer
The following table summarizes our share repurchases during the three months ended June 30, 2025 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
April 1 - April 30, 2025	459	156	$59.23	$58.92	615	$95
May 1 - May 31, 2025	1,325	366	67.05	67.66	1,691	981
June 1 - June 30, 2025	—	—	—	—	—	981
Total	1,784	522			2,306

(1) On December 2, 2021, the Board authorized a share repurchase program granting the authority to repurchase up to $750 million of Class A common stock, Class C capital stock or a combination of both. This authorization was supplemented with additional Board authorizations to increase the aggregate repurchase capacity to a total of $2.5 billion and to allow for the repurchase of a portion of our convertible senior notes. On May 2, 2025, the Board authorized the repurchase of up to an additional $1 billion of Class A common stock, Class C capital stock, or a combination thereof, increasing the total Repurchase Authorizations to $3.5 billion. The Repurchase Authorizations do not have an expiration date.

Item 5. Other Information
None.

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

Dated: August 6, 2025	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer