Form 10-Q
period 2025-09-30
ZILLOW GROUP, INC.
filed 2025-10-30
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2025, 49,633,032 shares of Class A common stock, 6,217,447 shares of Class B common stock and 186,200,151 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2025

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation, Acronym or Common Term	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2024 Notes	0.75% Convertible Senior Notes fully settled in September 2024
2025 Notes	2.75% Convertible Senior Notes fully settled in May 2025
2026 Notes	1.375% Convertible Senior Notes fully settled in December 2024
Board	Board of Directors of Zillow Group, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	JPMorgan Chase Bank, N.A., UBS AG, Bank of Montreal, and Bank of Nova Scotia
MBS	Mortgage-backed security
MLS	Multiple Listing Service
NAR	National Association of REALTORS®
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, convertible senior notes, or a combination thereof
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TTV	Total Transaction Value for the residential real estate industry

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, including, but not limited to risks related to:
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
•our ability to comply with current and future rules and requirements promulgated by NAR, MLSs, or other real estate industry groups or governing bodies, or decisions to repeal, amend or not enforce such rules and requirements;
•our ability to navigate industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations, which may include lawsuits, settlements or investigations in which we are not a named party;
•uncertainties related to policy changes, enforcement priorities, or government shutdowns at the federal and state levels;
•our ability to continue to innovate and compete to attract customers and real estate partners;
•our ability to effectively invest resources to pursue new strategies, develop new products and services, and expand existing products and services into new markets;
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
•mergers, acquisitions, investments, strategic partnerships, capital-raising activities, or other corporate transactions or commitments by us or our competitors;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$874	$1,082
Short-term investments	515	776
Accounts receivable, net	157	104
Mortgage loans held for sale	291	159
Prepaid expenses and other current assets	277	210
Restricted cash	5	3
Total current assets	2,119	2,334
Contract cost assets	27	25
Property and equipment, net	371	360
Right of use assets	58	59
Goodwill	2,823	2,823
Intangible assets, net	273	207
Other assets	27	21
Total assets	$5,698	$5,829
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$38	$30
Accrued expenses and other current liabilities	133	105
Accrued compensation and benefits	59	57
Borrowings under credit facilities	272	145
Deferred revenue	69	62
Lease liabilities, current portion	13	14
Convertible senior notes	—	418
Total current liabilities	584	831
Lease liabilities, net of current portion	82	83
Other long-term liabilities	40	67
Total liabilities	706	981
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 49,633,032 and 54,333,292 shares as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 186,184,854 and 181,937,981 shares as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	6,852	6,733
Accumulated other comprehensive income (loss)	2	(3)
Accumulated deficit	(1,862)	(1,882)
Total shareholders’ equity	4,992	4,848
Total liabilities and shareholders’ equity	$5,698	$5,829

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
For Sale revenue:
Residential	$435	$405	$1,286	$1,207
Mortgages	53	39	142	104
Total For Sale revenue	488	444	1,428	1,311
Rentals	174	123	462	337
Other	14	14	39	34
Total revenue	676	581	1,929	1,682
Cost of revenue	185	140	490	393
Gross profit	491	441	1,439	1,289
Operating expenses:
Sales and marketing	214	217	638	588
Technology and development	151	145	453	436
General and administrative	127	123	369	386
Impairment costs	2	—	2	6
Acquisition-related costs	—	1	—	1
Total operating expenses	494	486	1,462	1,417
Loss from operations	(3)	(45)	(23)	(128)
Loss on extinguishment of debt	—	—	—	(1)
Other income, net	18	34	58	101
Interest expense	(3)	(9)	(13)	(28)
Income (loss) before income taxes	12	(20)	22	(56)
Income tax expense	(2)	—	(2)	(4)
Net income (loss)	$10	$(20)	$20	$(60)
Net income (loss) per share:
Basic	$0.04	$(0.08)	$0.08	$(0.26)
Diluted	$0.04	$(0.08)	$0.08	$(0.26)
Weighted-average shares outstanding:
Basic	242,326	232,521	241,889	233,553
Diluted	256,243	232,521	254,700	233,553
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$10	$(20)	$20	$(60)
Other comprehensive income:
Net unrealized gains on investments	1	15	5	9
Total other comprehensive income	1	15	5	9
Comprehensive income (loss)	$11	$(5)	$25	$(51)
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2025	241,132	$—	$6,617	$(1,872)	$1	$4,746
Issuance of Class C capital stock upon exercise of stock options	2,873	—	121	—	—	121
Vesting of restricted stock units	1,584	—	—	—	—	—
Share-based compensation expense	—	—	114	—	—	114
Settlement of capped call transactions	(3,097)	—	38	—	—	38
Repurchases of Class A common stock	(457)	—	(38)	—	—	(38)
Net income	—	—	—	10	—	10
Other comprehensive income	—	—	—	—	1	1
Balance at September 30, 2025	242,035	$—	$6,852	$(1,862)	$2	$4,992

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2024	231,407	$—	$6,322	$(1,810)	$(11)	$4,501
Issuance of Class C capital stock upon exercise of stock options	893	—	35	—	—	35
Vesting of restricted stock units	1,442	—	—	—	—	—
Share-based compensation expense	—	—	124	—	—	124
Settlement of capped call transactions	(2,141)	—	—	—	—	—
Settlement of 2024 Notes	1,935	—	1	—	—	1
Net loss	—	—	—	(20)	—	(20)
Other comprehensive income	—	—	—	—	15	15
Balance at September 30, 2024	233,536	$—	$6,482	$(1,830)	$4	$4,656
See accompanying notes to the condensed consolidated financial statements.

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	242,489	$—	$6,733	$(1,882)	$(3)	$4,848
Issuance of Class C capital stock upon exercise of stock options	4,193	—	176	—	—	176
Vesting of restricted stock units	4,551	—	—	—	—	—
Share-based compensation expense	—	—	343	—	—	343
Settlement of capped call transactions	(3,097)	—	38	—	—	38
Settlement of 2025 Notes	1	—	—	—	—	—
Repurchases of Class A common stock and Class C capital stock	(6,102)	—	(438)	—	—	(438)
Net income	—	—	—	20	—	20
Other comprehensive income	—	—	—	—	5	5
Balance at September 30, 2025	242,035	$—	$6,852	$(1,862)	$2	$4,992

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2024	233,354	$—	$6,301	$(1,770)	$(5)	$4,526
Issuance of Class C capital stock upon exercise of stock options	2,517	—	96	—	—	96
Vesting of restricted stock units	4,967	—	—	—	—	—
Share-based compensation expense	—	—	385	—	—	385
Settlement of capped call transactions	(2,141)	—	—	—	—	—
Settlement of 2024 Notes	1,935	—	1	—	—	1
Repurchases of Class A common stock and Class C capital stock	(7,096)	—	(301)	—	—	(301)
Net loss	—	—	—	(60)	—	(60)
Other comprehensive income	—	—	—	—	9	9
Balance at September 30, 2024	233,536	$—	$6,482	$(1,830)	$4	$4,656

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$20	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199	178
Share-based compensation	295	329
Amortization of right of use assets	6	8
Amortization of contract cost assets	16	14
Amortization of debt issuance costs	1	4
Impairment costs	2	6
Accretion of bond discount	(7)	(23)
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	(6)	14
Changes in operating assets and liabilities:
Accounts receivable	(53)	(21)
Mortgage loans held for sale	(132)	(64)
Prepaid expenses and other assets	(67)	(73)
Contract cost assets	(18)	(15)
Lease liabilities	(9)	(31)
Accounts payable	8	25
Accrued expenses and other current liabilities	32	8
Accrued compensation and benefits	2	2
Deferred revenue	7	5
Net cash provided by operating activities	296	306
Investing activities
Proceeds from maturities of investments	338	906
Proceeds from sales of investments	61	13
Purchases of investments	(127)	(668)
Purchases of property and equipment	(105)	(109)
Purchases of intangible assets	(123)	(21)
Net cash provided by investing activities	44	121
Financing activities
Net borrowings on repurchase agreements	127	55
Repurchases of Class A common stock and Class C capital stock	(438)	(301)
Settlement of convertible senior notes	(419)	(697)
Proceeds from settlement of capped call transactions	38	—
Proceeds from exercise of stock options	176	96
Payment of contingent consideration for acquisition	(30)	—
Net cash used in financing activities	(546)	(847)
Net decrease in cash, cash equivalents and restricted cash during period	(206)	(420)
Cash, cash equivalents and restricted cash at beginning of period	1,085	1,495
Cash, cash equivalents and restricted cash at end of period	$879	$1,075
Supplemental disclosures of cash flow information
Noncash transactions:
Write-off of fully depreciated property and equipment	$116	$63
Write-off of fully amortized intangible assets	58	21
Capitalized share-based compensation	48	56
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors, which are uncertain and difficult to predict. For example, we believe that potential changes in any of the following areas may have a significant impact on us in terms of our future financial position, results of operations or cash flows: the health and stability of the economy and United States residential real estate industry, including changes in inflationary conditions, interest rates, housing availability and affordability, labor shortages and supply chain issues; our ability to navigate industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations; uncertainties related to policy changes, enforcement priorities, or government shutdowns at the federal and state levels; our ability to manage advertising, product inventory and pricing, and to maintain relationships with our real estate partners; our ability to comply with current and future rules and requirements promulgated by NAR, MLSs, or other real estate industry groups or governing bodies, and to maintain or establish relationships with listing and data providers; changes to our rights to use or timely access listing data, or to the quality or quantity of such listing data; our investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive for customers and real estate partners or that do not allow us to compete successfully; our ability to operate and grow the mortgage operations of Zillow Home Loans, our affiliate lender, including the ability to obtain or maintain sufficient financing and resell originated mortgages on the secondary market; the duration and impact of natural disasters, climate change, geopolitical events, and other catastrophic events (including public health crises) on our ability to operate, demand for our products or services, or general economic conditions; outcomes of legal proceedings and government investigations; our ability to attract, engage, and retain a highly skilled workforce; protection of Zillow Group’s information and systems against security breaches or disruptions in operations; reliance on third-party services to support critical functions of our business; protection of our brand and intellectual property; and changes in laws or government regulation affecting our business, among other things.

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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2025 and our results of operations, comprehensive income (loss) and shareholders’ equity for the three and nine month periods ended September 30, 2025 and 2024, and cash flows for the nine month periods ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any interim period, or for any other future year.
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
In September 2025, the FASB issued guidance that modernizes the accounting for internal-use software costs by removing all references to project development stages. Under this guidance, eligible software development costs begin capitalization once management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the function intended. This guidance is effective for annual and interim periods beginning after December 15, 2027, and can be applied on a prospective, retrospective or modified basis, with early adoption permitted. We have not yet determined the impact the adoption of this guidance will have on our consolidated financial statements.

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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. During the nine months ended September 30, 2025, we paid $33 million in cash to settle the first earn out payment, most of which represented settlement of the acquisition date fair value. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three and nine months ended September 30, 2025, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

	September 30, 2025	December 31, 2024
Range	60% - 100%	47% - 100%
Weighted-average	82%	82%
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
The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of the period	$9	$4	$4	$3
Issuances	24	17	69	40
Transfers	(24)	(15)	(64)	(37)
Balance, end of period	$9	$6	$9	$6
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	September 30, 2025	December 31, 2024
IRLCs	$508	$217
Forward contracts(1)	654	300
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	September 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$20	$20	$13	$13
Cash equivalents:
Money market funds	741	741	993	993
U.S. government treasury securities	113	113	75	75
Commercial paper	—	—	1	1
Short-term investments:
U.S. government treasury securities	353	354	594	591
Corporate bonds	152	153	175	176
U.S. government agency securities	7	7	7	7
Certificate of deposit	1	1	—	—
Commercial paper	—	—	2	2
Mortgage origination-related:
Mortgage loans held for sale	—	291	—	159
IRLCs - other current assets	—	9	—	4
Forward contracts - other current assets	—	1	—	1
Restricted cash	5	5	3	3
Total assets measured at fair value on a recurring basis	$1,392	$1,695	$1,863	$2,025
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$1	$—	$—
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	32	—	33
Contingent consideration - other long-term liabilities	—	31	—	58
Total liabilities measured at fair value on a recurring basis	$—	$64	$—	$91
The following table presents available-for-sale investments by contractual maturity date as of September 30, 2025 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$241	$241
Due after one year	272	274
Total	$513	$515

Note 4. Property and Equipment, Net
The following table presents the detail of property and equipment, net as of the dates presented (in millions):

	September 30, 2025	December 31, 2024
Website development costs	$606	$564
Leasehold improvements	32	45
Computer equipment	17	18
Office equipment, furniture and fixtures	12	16
Construction-in-progress	3	—
Property and equipment	670	643
Less: accumulated amortization and depreciation	(299)	(283)
Property and equipment, net	$371	$360
We recorded depreciation expense related to property and equipment (other than website development costs) of $3 million for both the three months ended September 30, 2025 and 2024, and $10 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.
We capitalized website development costs of $45 million and $46 million for the three months ended September 30, 2025 and 2024, respectively, and $144 million and $152 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense for website development costs included in cost of revenue was $42 million and $40 million for the three months ended September 30, 2025 and 2024, respectively, and $125 million and $109 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 5. Intangible Assets, Net
The following tables present the detail of intangible assets, net as of the dates presented (in millions):

	September 30, 2025
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(46)	$148
Software	115	(46)	69
Developed technology	59	(28)	31
Trade names and trademarks	47	(28)	19
Purchased content	23	(17)	6
Total	$438	$(165)	$273

	December 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$94	$(29)	$65
Software	101	(39)	62
Developed technology	102	(51)	51
Trade names and trademarks	47	(25)	22
Purchased content	22	(15)	7
Total	$366	$(159)	$207
On February 6, 2025, we entered into a partnership with Redfin Corporation (“Redfin”), making Zillow the exclusive provider of multifamily (properties with 25 or more units) rental listings on Redfin and its sites, including Rent.com and ApartmentGuide.com (together, “Redfin Rental Network”). Pursuant to this rentals partnership, Zillow made a $100 million payment to Redfin that is included in customer relationships in the table above and is being amortized over the estimated useful life of nine years. Zillow also pays Redfin for leads generated through the Redfin Rental Network for an initial period of five years with two optional two-year extensions, subject to the terms of the underlying agreements.

Amortization expense recorded for intangible assets was $22 million and $20 million for the three months ended September 30, 2025 and 2024, respectively, and $64 million and $58 million for the nine months ended September 30, 2025 and 2024, respectively. We did not record any impairment costs related to intangible assets for the three or nine months ended September 30, 2025 or 2024.
Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 11), as of September 30, 2025 is as follows (in millions):

Remainder of 2025	$20
2026	72
2027	61
2028	37
2029	29
Thereafter	62
Total future amortization expense	$281
Note 6. Debt
Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of the dates presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity(1)	Outstanding Borrowings at September 30, 2025	Outstanding Borrowings at December 31, 2024	Weighted-Average Interest Rate at September 30, 2025
JPMorgan Chase Bank, N.A.(2)	April 28, 2026	$200	$120	$72	5.87%
UBS AG(3)	September 4, 2026	150	78	73	5.88%
Bank of Montreal(4)	February 26, 2026	150	74	—	5.85%
Bank of Nova Scotia(5)	June 8, 2026	100	—	—	—%
	Total	$600	$272	$145
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on April 29, 2025 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
(3) Agreement was amended and renewed on September 5, 2025 to extend the maturity date to September 4, 2026.
(4) Agreement was entered into on February 27, 2025.
(5) Agreement was entered into on June 9, 2025.
In accordance with the master repurchase agreements, the Lenders have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of September 30, 2025 and December 31, 2024, $284 million and $151 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2025, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans and have no recourse to Zillow Group or any of its other subsidiaries.

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
The 2025 Notes matured on May 15, 2025, and we settled the remaining $419 million in aggregate principal amount of the 2025 Notes with cash payments totaling $425 million, which included $419 million in principal repayments, $6 million for accrued interest, and a nominal cash payment in lieu of fractional shares, and the issuance of a nominal number of shares of Class C capital stock.
Interest expense associated with our convertible senior notes was not material for the three months ended September 30, 2024 and the nine months ended September 30, 2025. The following table summarizes the interest expense related to our convertible senior notes for the nine months ended September 30, 2024 (in millions):

	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$5	$1	$6
2025 Notes	9	2	11
2024 Notes	3	1	4
Total	$17	$4	$21
Settlement of Capped Call Transactions
In August 2025, we settled the capped call transactions we entered into in connection with the issuance of the 2026 Notes, resulting in the receipt of approximately 3.1 million shares of Class C capital stock and $38 million in cash. Under applicable Washington State law, the acquisition of a corporation’s own shares is not disclosed separately as treasury stock in the financial statements and such shares are treated as authorized but unissued shares. We record acquisitions of our shares of capital stock as a reduction to capital stock at the par value of the shares reacquired, then to additional paid-in capital until it is depleted to a nominal amount, with any further excess recorded to retained earnings. We recorded an offsetting increase to additional paid-in capital for the settlement of the capped call transactions.
For additional details related to our convertible senior notes and capped call transactions, see Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Note 7. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted into law. The Bill provides for significant U.S. tax law changes and modifications and makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, the expensing of domestic research costs, and the business interest expense limitation. The provisions of the Bill did not have a material impact on our condensed consolidated financial statements for the three or nine month periods ended September 30, 2025.
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of September 30, 2025 and December 31, 2024, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.3 billion as of December 31, 2024, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $66 million (tax effected) as of December 31, 2024.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three or nine month periods ended September 30, 2025 or 2024.

Note 8. Share Repurchase Authorizations
Prior to May 2, 2025, the Board authorized the repurchase of up to $2.5 billion of our Class A common stock, Class C capital stock, convertible senior notes or a combination thereof. On May 2, 2025, the Board authorized the repurchase of up to an additional $1.0 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $3.5 billion. As of September 30, 2025, $943 million remained available for future repurchases of our stock pursuant to the Repurchase Authorizations.
There were no share repurchases during the three months ended September 30, 2024. The following tables summarize our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

Three Months Ended September 30, 2025
Class A common stock
Shares repurchased	457
Weighted-average price per share	$83.51
Total purchase price	$38

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	4,701	1,401	1,100	5,996
Weighted-average price per share	$71.39	$73.19	$42.26	$42.45
Total purchase price	$335	$103	$46	$255
Note 9. Share-Based Awards
In connection with the annual review cycle, option awards and restricted stock units are granted under the Zillow Group, Inc. 2020 Incentive Plan during the first quarter of each year and typically vest quarterly over four years. For additional information regarding our share-based awards, see Note 13 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2025:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	29,941	$46.58	6.3	$861
Granted	2,299	76.44
Exercised	(4,193)	41.74
Forfeited or canceled	(422)	52.66
Outstanding at September 30, 2025	27,625	49.71	6.0	793
Vested and exercisable at September 30, 2025	20,839	47.32	5.3	656

The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	54%	55%	54% - 60%	55% - 61%
Risk-free interest rate	3.82%	3.74%	3.82% - 4.17%	3.74% - 4.50%
Weighted-average expected life	5.3 years	5.5 years	5.3 - 6.8 years	5.5 - 6.8 years
Weighted-average fair value of options granted	$46.43	$30.96	$43.34	$31.80
As of September 30, 2025, there was a total of $197 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2025:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2025	11,729	$50.31
Granted	4,568	76.32
Vested	(4,551)	51.45
Forfeited	(849)	54.06
Unvested outstanding at September 30, 2025	10,897	$60.43
As of September 30, 2025, there was a total of $608 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$3	$3	$9	$11
Sales and marketing	18	19	55	57
Technology and development	41	40	119	124
General and administrative	37	46	112	137
Total share-based compensation	$99	$108	$295	$329

Note 10. Net Income (Loss) Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Denominator for basic calculation	242,326	232,521	241,889	233,553
Effect of dilutive securities:
Option awards	10,126	—	9,149	—
Unvested restricted stock units	3,791	—	3,662	—
Denominator for dilutive calculation	256,243	232,521	254,700	233,553
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average Class C capital stock option awards outstanding	2,724	27,557	3,225	28,015
Weighted-average Class C capital stock restricted stock units outstanding	109	13,567	1,922	13,705
Weighted-average Class C capital stock issuable upon conversion of the 2024 Notes, 2025 Notes and 2026 Notes	—	27,276	3,084	30,826
Total Class C capital stock equivalents	2,833	68,400	8,231	72,546
Note 11. Commitments and Contingencies
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile applications and websites, certain cloud computing services and payments under certain partnership agreements. The amounts due for non-cancelable purchase commitments as of September 30, 2025 are as follows (in millions):

Purchase Obligations
Remainder of 2025	$57
2026	127
2027	82
2028	16
2029	16
Total future purchase commitments	$298
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of September 30, 2025 or December 31, 2024.
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
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. On December 7, 2022, the Court rendered its decision granting our previously filed motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, we filed our answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, which was granted on August 23, 2024. On September 6, 2024, we filed a petition for permission to appeal the class certification order, on September 16, 2024, plaintiffs filed their opposition to our petition, and on September 23, 2024, we filed our reply in further support of the petition. On October 24, 2024, the Ninth Circuit issued an order granting Zillow permission to appeal. On January 8, 2025, we filed our opening brief in the appeal. On March 10, 2025, plaintiffs filed their response brief, and on April 30, 2025, we filed our reply brief. On November 1, 2024, the Court issued an order staying the Federal Securities Suit pending the outcome of the appeal, which was extended on October 10, 2025. On September 26, 2025, the Ninth Circuit affirmed the Court’s class certification. On October 24, 2025, we filed an en banc petition before the Ninth Circuit seeking rehearing of the Ninth Circuit’s September 26th decision. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit.
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Exchange Act, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. These shareholder derivative lawsuits have since been stayed by the relevant courts and they remain stayed as of September 30, 2025. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.

On September 30, 2025, the Federal Trade Commission filed a complaint in the U.S. District Court for the Eastern District of Virginia against Zillow Group, Inc., Zillow, Inc., and Redfin Corporation. On October 1, 2025, the Attorneys General of the Commonwealth of Virginia and the States of Arizona, Connecticut, New York, and Washington filed a similar complaint against the same parties in the same court. The complaints allege that the partnership entered into between Zillow and Redfin on February 6, 2025, harmed competition for online multifamily rental-listings in violation of federal antitrust laws. The plaintiffs seek injunctive and other equitable relief. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in these lawsuits.
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
Contract Balances
Contract assets totaled $214 million and $157 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the average remaining recognition period for our contract asset related to our Premier Agent Flex offering was five months.
For the three months ended September 30, 2025, the opening balance of deferred revenue was $70 million, of which $55 million was recognized as revenue during the period. For the three months ended September 30, 2024, the opening balance of deferred revenue was $59 million, of which $51 million was recognized as revenue during the period.
For the nine months ended September 30, 2025, the opening balance of deferred revenue was $62 million, of which $57 million was recognized as revenue during the period. For the nine months ended September 30, 2024, the opening balance of deferred revenue was $52 million, of which $50 million was recognized as revenue during the period.

Note 13. Segment Information
Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$676	$581	$1,929	$1,682
Less:
Headcount-related expenses, excluding share-based compensation	300	281	886	817
Share-based compensation	99	108	295	329
Depreciation and amortization	67	63	199	178
Marketing and advertising costs	47	64	154	152
Direct product and service costs	91	48	214	135
Third-party professional service fees	25	14	61	54
Facility expenses	6	5	20	22
Impairment costs	2	—	2	6
Acquisition-related costs	—	1	—	1
Other items (1)	42	42	121	116
Loss from operations	(3)	(45)	(23)	(128)
Loss on extinguishment of debt	—	—	—	(1)
Other income, net	18	34	58	101
Interest expense	(3)	(9)	(13)	(28)
Income tax expense	(2)	—	(2)	(4)
Net income (loss)	$10	$(20)	$20	$(60)
(1) Other items include software and hardware, taxes, insurance, and data acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in Part II, Item 1A (Risk Factors) and in the section titled “Note Regarding Forward-Looking Statements,” and those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of September 30, 2025, we had 7,031 employees, compared to 6,856 employees as of December 31, 2024.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, elevated and volatile mortgage interest rates, changes in rental inventory and occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data collected and estimated by Zillow Group as published monthly on our site, TTV increased 6% during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 and increased 5% during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. We continue to invest in the growth of our business, which we believe has resulted in year over year total revenue results, described below, for the three and nine month periods ended September 30, 2025 as compared to the same periods in the prior year, that exceeded industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
Financial Overview
For the three months ended September 30, 2025 and 2024, we generated total revenue of $676 million and $581 million, respectively, an increase of 16%. The increase in total revenue was primarily attributable to the following:
Rentals Revenue
•Rentals revenue increased by $51 million, or 41%, to $174 million, due to increases in quarterly revenue per average monthly rentals unique visitor.
For Sale Revenue
•Residential revenue increased by $30 million, or 7%, to $435 million, due to increases in the number of visits and in Residential revenue per visit.
•Mortgages revenue increased by $14 million, or 36%, to $53 million, driven by an increase in mortgage originations revenue as a result of increased total loan origination volume.
During the three months ended September 30, 2025 and 2024, we generated gross profit of $491 million and $441 million, respectively, an increase of 11%.
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
The following table presents the number of visits to our mobile applications and websites for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024
Visits	2,546	2,440	4%	7,490	7,251	3%
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile applications and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our revenue depends in part, on users accessing our mobile applications and websites to engage in the sale, purchase, renting and financing of homes, including with Zillow Home Loans, and a significant portion of our Residential revenue, Rentals revenue and Other revenue depends on advertisements being served to users of our mobile applications and websites.
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

The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024
Average monthly unique users	250	233	7%	240	227	6%
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

The following table presents our For Sale revenue per TTV for the periods presented:

	Twelve Months Ended September 30,		2024 to 2025 % Change
	2025	2024
For Sale revenue (in millions)	$1,856	$1,682	10%
Total Transaction Value (in trillions) (1)	$1.8	$1.7	7%
For Sale revenue per Total Transaction Value (in basis points)	10.1	9.8	3%
(1) Estimate for the twelve months ended September 30, 2025 is as of October 2025.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2024 to 2025 % Change	Nine Months Ended September 30,		2024 to 2025 % Change
	2025	2024		2025	2024
Purchase loan origination volume	$1,276	$812	57%	$3,183	$2,169	47%
Refinance loan origination volume	5	7	(29)%	20	14	43%
Total loan origination volume	$1,281	$819	56%	$3,203	$2,183	47%
During the three and nine months ended September 30, 2025, total loan origination volume increased 56% and 47%, respectively, compared to the three and nine months ended September 30, 2024. This increase was primarily driven by the continued growth in Zillow Home Loans purchase loan originations in line with our strategic priorities.

Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended September 30,		2024 to 2025		Three Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$435	$405	$30	7%	64%	70%
Mortgages	53	39	14	36	8	7
Total For Sale revenue	488	444	44	10	72	76
Rentals	174	123	51	41	26	21
Other	14	14	—	—	2	2
Total revenue	$676	$581	$95	16%	100%	100%

					% of Total Revenue
	Nine Months Ended September 30,		2024 to 2025		Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$1,286	$1,207	$79	7%	67%	72%
Mortgages	142	104	38	37	7	6
Total For Sale revenue	1,428	1,311	117	9	74	78
Rentals	462	337	125	37	24	20
Other	39	34	5	15	2	2
Total revenue	$1,929	$1,682	$247	15%	100%	100%
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Total revenue increased $95 million, or 16%, to $676 million:
Rentals Revenue
•Rentals revenue increased $51 million, or 41%, driven by a 46% increase in quarterly revenue per average monthly rentals unique visitor to $4.97 for the three months ended September 30, 2025 from $3.42 for the three months ended September 30, 2024. The increase in quarterly revenue per average monthly rentals unique visitor was driven by a 62% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. Average monthly rentals unique visitors decreased 3% to 35 million during the three months ended September 30, 2025 from 36 million during the three months ended September 30, 2024. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites, and on Realtor.com and Redfin and its sites, including Rent.com and ApartmentGuide.com.

For Sale Revenue
•Residential revenue increased $30 million, or 7%. The increase in Residential revenue was partially driven by a 4% increase in the number of visits to 2.5 billion for the three months ended September 30, 2025 from 2.4 billion for the three months ended September 30, 2024. Residential revenue was also positively impacted by an increase in Residential revenue per visit to $0.171 for the three months ended September 30, 2025 from $0.166 for the three months ended September 30, 2024, primarily due to growth in our Premier Agent revenue driven by continued improvement in our ability to connect high-intent customers to agents, an increase in ShowingTime+ revenue driven by increasing adoption of our software services by sellers and listing agents, and continued growth in new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. We expect Residential revenue to decrease in absolute dollars during the three months ending December 31, 2025, primarily due to the impact of seasonality on the residential real estate market.
•Mortgages revenue increased $14 million, or 36%, driven by a $14 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 56% increase in total loan origination volume to $1.3 billion for the three months ended September 30, 2025 from $819 million for the three months ended September 30, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was partially offset by a 6% decrease in gain on sale margin. Gain on sale margin represents the net gain on sale of mortgage loans divided by total loan origination volume for the period. Net gain on sale of mortgage loans includes all components related to the origination and sale of mortgage loans, including the net gain on sale of loans into the secondary market, loan origination fees, unrealized gains and losses associated with changes in fair value of IRLCs and mortgage loans held for sale, realized and unrealized gains or losses from derivative financial instruments and the provision for losses relating to representations and warranties.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Total revenue increased $247 million, or 15%, to $1.9 billion:
Rentals Revenue
•Rentals revenue increased $125 million, or 37%, driven by a 25% increase in quarterly revenue per average monthly rentals unique visitor to $4.53 for the nine months ended September 30, 2025 as compared to $3.62 for the nine months ended September 30, 2024. The increase in quarterly revenue per average monthly rentals unique visitor was driven by a 56% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 10% to 34 million during the nine months ended September 30, 2025 from 31 million during the nine months ended September 30, 2024.
For Sale Revenue
•Residential revenue increased $79 million, or 7%. The increase in Residential revenue was partially driven by a 3% increase in the number of visits to 7.5 billion for the nine months ended September 30, 2025 from 7.3 billion for the nine months ended September 30, 2024. Residential revenue was also positively impacted by a 3% increase in Residential revenue per visit to $0.172 for the nine months ended September 30, 2025 from $0.166 for the nine months ended September 30, 2024, primarily due to growth in our Premier Agent revenue driven by continued improvement in our ability to connect high-intent customers to agents, an increase in ShowingTime+ revenue driven by increasing adoption of our software services by sellers and listing agents, and continued growth in new construction revenue.
•Mortgages revenue increased $38 million, or 37%. This increase was driven by a $38 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 47% increase in total loan origination volume to $3.2 billion for the nine months ended September 30, 2025 from $2.2 billion for the nine months ended September 30, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume. The increase in mortgage originations revenue was also attributable to an 2% increase in gain on sale margin.

Adjusted EBITDA

The following tables summarize net income (loss) and Adjusted EBITDA for each of the periods presented (in millions, except percentages):

					% of Revenue
	Three Months Ended September 30,		2024 to 2025		Three Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024
Net income (loss)	$10	$(20)	$30	150%	1%	(3)%
Adjusted EBITDA	$165	$127	$38	30%	24%	22%

					% of Revenue
	Nine Months Ended September 30,		2024 to 2025		Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024
Net income (loss)	$20	$(60)	$80	133%	1%	(4)%
Adjusted EBITDA	$473	$386	$87	23%	25%	23%
To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, in this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q as it is a key metric used by our management and Board to measure operating performance and trends and to prepare and approve our annual budget. In particular, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$10	$(20)	$20	$(60)
Income taxes	2	—	2	4
Other income, net	(18)	(34)	(58)	(101)
Depreciation and amortization	67	63	199	178
Share-based compensation	99	108	295	329
Impairment costs	2	—	2	6
Acquisition-related costs	—	1	—	1
Loss on extinguishment of debt	—	—	—	1
Interest expense	3	9	13	28
Adjusted EBITDA	$165	$127	$473	$386
Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended September 30,		2024 to 2025		Three Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Cost of revenue	$185	$140	$45	32%	27%	24%
Gross profit	491	441	50	11	73	76
Operating expenses:
Sales and marketing	214	217	(3)	(1)	32	37
Technology and development	151	145	6	4	22	25
General and administrative	127	123	4	3	19	21
Impairment costs	2	—	2	—	—	—
Acquisition-related costs	—	1	(1)	(100)	—	—
Total operating expenses	494	486	8	2	73	84
Other income, net	18	34	(16)	(47)	3	6
Interest expense	3	9	(6)	(67)	—	2
Income tax expense	2	—	2	—	—	—

					% of Total Revenue
	Nine Months Ended September 30,		2024 to 2025		Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages, unaudited)
Cost of revenue	$490	$393	$97	25%	25%	23%
Gross profit	1,439	1,289	150	12	75	77
Operating expenses:
Sales and marketing	638	588	50	9	33	35
Technology and development	453	436	17	4	23	26
General and administrative	369	386	(17)	(4)	19	23
Impairment costs	2	6	(4)	(67)	—	—
Acquisition-related costs	—	1	(1)	(100)	—	—
Total operating expenses	1,462	1,417	45	3	76	84
Loss on extinguishment of debt	—	1	(1)	(100)	—	—
Other income, net	58	101	(43)	(43)	3	6
Interest expense	13	28	(15)	(54)	1	2
Income tax expense	2	4	(2)	(50)	—	—

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
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Cost of revenue increased $45 million, or 32%, primarily driven by increases of $33 million in lead acquisition costs, primarily associated with our rentals partnership with Redfin, $8 million in ad serving costs to support the growth of our rentals marketplace, and $3 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Cost of revenue increased $97 million, or 25%, due to increases of $58 million in lead acquisition costs, primarily associated with our rentals partnership with Redfin, $17 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, $14 million in ad serving costs to support the growth of our rentals marketplace, $4 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and $4 million in software and hardware costs.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Gross profit increased by $50 million, or 11%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 76% to 73%, primarily due to increased lead acquisition costs associated with our rentals partnership with Redfin.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Gross profit increased by $150 million, or 12%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 77% to 75%, primarily due to increased lead acquisition costs associated with our rentals partnership with Redfin.
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
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Sales and marketing expenses decreased $3 million, or 1%, due to a decrease of $18 million in marketing and advertising costs primarily driven by the timing of our rentals advertising campaigns. This decrease was partially offset by a $10 million increase in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and a $2 million increase in depreciation and amortization expense.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Sales and marketing expenses increased $50 million, or 9%, due to increases of $38 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business and $5 million in depreciation and amortization expense.
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
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Technology and development expenses increased $6 million, or 4%, primarily due to an increase of $4 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Technology and development expenses increased $17 million, or 4%, due to increases of $10 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and $5 million in software and hardware costs.

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
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
General and administrative expenses increased $4 million, or 3%, due to increases of $9 million in third-party professional service fees, including legal expenses, and $2 million in software and hardware costs. These increases were partially offset by decreases of $8 million in headcount-related expenses, including share-based compensation expense, driven primarily by equity award actions that occurred in August 2022 and impacted the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
General and administrative expenses decreased $17 million, or 4%, primarily due to decreases of $21 million in headcount-related expenses, including share-based compensation expense, driven primarily by equity award actions that occurred in August 2022 and impacted the nine months ended September 30, 2024, $3 million due to the change in fair value of contingent consideration associated with our acquisition of Follow Up Boss, and $3 million in facility expenses driven by cost savings associated with changes in the use of certain office space in our lease portfolio. These decreases were partially offset by increases of $5 million in software and hardware costs and $4 million in third-party professional service fees, including legal expenses.
Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income, net decreased $16 million and $43 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, primarily driven by lower interest income on investments due to a decrease in our investment balances as a result of the settlement of the 2024 Notes, 2025 Notes and 2026 Notes.
Interest Expense
Interest expense consists primarily of interest on our previously outstanding convertible senior notes, including the amortization of deferred issuance costs, and on our master repurchase agreements related to our Zillow Home Loans operations.
Interest expense decreased $6 million and $15 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to the settlement of the 2024 Notes, 2025 Notes and 2026 Notes.
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted into law. The Bill provides for significant U.S. tax law changes and modifications and makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, the expensing of domestic research costs, and the business interest expense limitation. The provisions of the Bill did not have a material impact on our condensed consolidated financial statements for the three or nine month periods ended September 30, 2025.
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of September 30, 2025 and December 31, 2024, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.3 billion as of December 31, 2024, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $66 million (tax effected) as of December 31, 2024.
Income tax expense was not material for the three and nine month periods ended September 30, 2025 or 2024.

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
Sources of Liquidity
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents, investments and restricted cash of $1.4 billion and $1.9 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, and, from time to time, U.S. government treasury securities and commercial paper. Investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities, certificates of deposit and commercial paper. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of September 30, 2025, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Nine Months Ended September 30,
	2025	2024
Cash Flow Data:
Net cash provided by operating activities	$296	$306
Net cash provided by investing activities	44	121
Net cash used in financing activities	(546)	(847)
Adjusted free cash flow	295	231
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
For the nine months ended September 30, 2025, net cash provided by operating activities was $296 million. This was primarily driven by net income of $20 million, adjusted by share-based compensation of $295 million, depreciation and amortization of $199 million, amortization of contract cost assets of $16 million, accretion of bond discount of $7 million, amortization of right of use assets of $6 million, and $6 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities decreased net cash provided by operating activities by $230 million. The changes in operating assets and liabilities are primarily related to a $132 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $67 million increase in prepaid expenses and other assets primarily due to an increase in accrued revenue, a $53 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, an $18 million increase in contract costs assets primarily due to an increase in capitalized sales commissions, and a $9 million decrease in lease liabilities due to contractual lease payments. These changes were partially offset by a $32 million increase in accrued expenses and other current liabilities and an $8 million increase in accounts payable, both primarily driven by the timing of payments, and a $7 million increase in deferred revenue attributable to the timing of revenue recognition.
For the nine months ended September 30, 2024, net cash provided by operating activities was $306 million. This was driven by a net loss of $60 million, adjusted by share-based compensation of $329 million, depreciation and amortization of $178 million, accretion of bond discount of $23 million, amortization of contract cost assets of $14 million, amortization of right of use assets of $8 million, impairment costs of $6 million, amortization of debt issuance costs of $4 million, and $14 million in other adjustments to reconcile net loss to cash provided by operating activities. Changes in operating assets and liabilities decreased cash provided by operating activities by $164 million. The changes in operating assets and liabilities are primarily related to a $73 million increase in prepaid expenses and other assets primarily due to an increase in accrued revenue, a $64 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $31 million decrease in lease liabilities due to contractual lease payments, a $21 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, and a $15 million increase in contract cost assets primarily due to capitalized sales commissions. These changes were partially offset by a $25 million increase in accounts payable driven by the timing of payments, an $8 million increase in accrued expenses and other current liabilities primarily driven by the timing of billings, and a $5 million increase in deferred revenue attributable to the timing of revenue recognition.
Cash Flows Provided By Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the nine months ended September 30, 2025, net cash provided by investing activities was $44 million. This was primarily related to $272 million of net proceeds from maturities and sales of investments, partially offset by $228 million of purchases of property and equipment and intangible assets, including a $100 million payment in connection with the rentals partnership we entered into with Redfin in February 2025.
For the nine months ended September 30, 2024, net cash provided by investing activities was $121 million. This was the result of $251 million of net proceeds from maturities and sales of investments and $130 million of purchases of property and equipment and intangible assets.
Cash Flows Used In Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on our master repurchase agreements related to Zillow Home Loans, settlements of convertible senior notes and capped call transactions, and the payment of contingent consideration up to its acquisition-date fair value.
For the nine months ended September 30, 2025, net cash used in financing activities was $546 million, which primarily related to $438 million of cash paid for share repurchases, $419 million of cash paid for the settlement of the 2025 Notes, and $30 million related to the settlement of the acquisition date fair value of the first Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $176 million of proceeds from the exercise of stock options, $127 million of net borrowings on our master repurchase agreements related to Zillow Home Loans, and $38 million of proceeds from the settlement of capped call transactions.
For the nine months ended September 30, 2024, net cash used in financing activities was $847 million, which primarily related to $697 million of cash paid for the settlement of the 2024 Notes and partial repurchase of the 2025 Notes, and $301 million of cash paid for share repurchases. The cash outflows were partially offset by $96 million of proceeds from the exercise of stock options and $55 million of net borrowings on our master repurchase agreements related to Zillow Home Loans.
Adjusted Free Cash Flow
To provide investors with additional information regarding our liquidity, we have disclosed Adjusted free cash flow, a non-GAAP financial measure, in this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure. We define Adjusted free cash flow as net cash provided by operating activities adjusted for purchases of property and equipment, purchases of intangible assets, net borrowings on repurchase agreements, and the initial payment in connection with the Redfin rentals partnership. Borrowings on repurchase agreements are used to fund Zillow Home Loans mortgage loan originations, and we consider them part of our ongoing liquidity management. The initial payment in connection with the Redfin rentals partnership was considered a one-time and nonrecurring cash flow, and we exclude it from our calculation as we believe it impacts the ability to evaluate the liquidity of our business operations on a period-to-period basis.
We have included Adjusted free cash flow in this Quarterly Report on Form 10-Q as it is a key metric used by our management to evaluate the effectiveness of our business strategies and execution and our ability to consistently generate cash from our core operations on a period-to-period basis.
Our use of Adjusted free cash flow has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted free cash flow does not represent the residual cash flow available for discretionary expenditures. Other companies, including companies in our own industry, may calculate Adjusted free cash flow differently from the way we do, limiting its usefulness as a comparative measure.
The following table provides a reconciliation of Adjusted free cash flow to net cash provided by operating activities for the periods presented (in millions, unaudited):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$296	$306
Purchases of property and equipment	(105)	(109)
Purchases of intangible assets	(123)	(21)
Net borrowings on repurchase agreements	127	55
Initial payment in connection with Redfin rentals partnership	100	—
Adjusted free cash flow	$295	$231
Capital Resources
Settlement of 2025 Notes
The 2025 Notes matured on May 15, 2025, and we settled the remaining $419 million in aggregate principal amount of the 2025 Notes with cash payments totaling $425 million, which included $419 million in principal repayments, $6 million for accrued interest, and a nominal cash payment in lieu of fractional shares, and the issuance of a nominal number of shares of Class C capital stock.
Settlement of Capped Call Transactions
In August 2025, we settled the capped call transactions we entered into in connection with the issuance of the 2026 Notes, resulting in the receipt of approximately 3.1 million shares of Class C capital stock and $38 million in cash. Subsequent to this settlement, no capped call transactions remain outstanding.
Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our 2025 Notes and capped call transactions.
Share Repurchases
On May 2, 2025, the Board authorized the repurchase of up to an additional $1 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $3.5 billion as of September 30, 2025. During the nine months ended September 30, 2025, we repurchased 4.7 million shares of Class A common stock and 1.4 million shares of Class C capital stock at an average price of $71.39 and $73.19 per share, respectively, for an aggregate purchase price of $335 million and $103 million, respectively. As of September 30, 2025, $943 million remained available for future repurchases of our stock pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on these authorizations, see Notes 10 and 12 of our Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity	Outstanding Borrowings at September 30, 2025	Outstanding Borrowings at December 31, 2024	Weighted Average Interest Rate at September 30, 2025
JPMorgan Chase Bank, N.A.(1)	April 28, 2026	$200	$120	$72	5.87%
UBS AG(2)	September 4, 2026	150	78	73	5.88%
Bank of Montreal(3)	February 26, 2026	150	74	—	5.85%
Bank of Nova Scotia(4)	June 8, 2026	100	—	—	—%
	Total	$600	$272	$145
(1) Agreement was amended on April 29, 2025 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
(2) Agreement was amended and renewed on September 5, 2025 to extend the maturity date to September 4, 2026.
(3) Agreement was entered into on February 27, 2025.
(4) Agreement was entered into on June 9, 2025.

Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Home Loans’ master repurchase agreements.
Contractual Obligations and Other Commitments
Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of September 30, 2025, we have outstanding principal amounts of $272 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. During the three months ended September 30, 2025, there were no material changes to our operating lease obligations disclosed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities, certificates of deposit and commercial paper. Our current investment policy seeks first to preserve capital, second to provide sufficient liquidity for our operating and capital needs and third to maximize yield.
Our short-term investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. For our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of September 30, 2025 and December 31, 2024, we had $272 million and $145 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our interest expense associated with the master repurchase agreements for the three months ended September 30, 2025.
For additional details related to our credit facilities, see Note 6 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. These pressures may escalate due to changes in federal policy, including proposed or newly implemented tariffs. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several years. During this time, ongoing inflationary pressures in the United States have led to increases in the federal funds rate. Despite inflation stabilizing beginning in the second half of 2023 and the federal funds rate decreasing over the past year, prior federal funds rate increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 11 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
The following risk factor updates the corresponding risk factor set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risks described below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We are from time to time involved in, and have in the past or may in the future be subject to claims, suits, government investigations, enforcement actions, and other proceedings (collectively, “legal proceedings”) that may result in adverse outcomes.

We are from time to time involved in, and have in the past or may in the future be subject to legal proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, mortgage brokering, mortgage origination, real estate, real estate brokerage, environmental, data protection, antitrust, the Real Estate Settlement Procedures Act of 1974 (RESPA), fair housing or fair lending, compliance with securities laws, or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters. We are also from time to time involved in, and have in the past or may in the future be subject to legal proceedings arising from or related to discontinued products and services, including actions with respect to the purchase, renovation and resale of properties, including homes previously held in our inventory.

The number and scope of potential legal proceedings may increase as our business expands and our products and services evolve. For example, in recent months, we have been named in complaints filed by the Federal Trade Commission, certain state attorneys general, Compass, Inc., CoStar Group, Inc., and a consumer plaintiff, alleging antitrust, intellectual property, consumer protection, RESPA, and other claims. See Note 11 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about certain of these and other legal proceedings.

These and other legal proceedings that we are, have, or may be involved in are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, fines, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

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
There were no unregistered sales of equity securities during the three months ended September 30, 2025.
Purchase of Equity Securities by the Issuer
The following table summarizes our share repurchases during the three months ended September 30, 2025 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
July 1 - July 31, 2025	—	—	$—	$—	—	$981
August 1 - August 31, 2025	457	—	83.51	—	457	943
September 1 - September 30, 2025	—	—	—	—	—	943
Total	457	—			457

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

Item 5. Other Information
On August 19, 2025, Bradley D. Owens, General Counsel and Corporate Secretary of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for (1) the sale of up to 470,670 shares of Class C capital stock related to the exercise of option awards granted to Mr. Owens and (2) the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Owens. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan related to vesting of restricted stock unit awards is not yet determinable because (i) certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan and (ii) for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding prior to any sale occurring under the terms of the plan. This 10b5-1 sales plan will become effective on November 19, 2025 and will terminate on August 19, 2027, subject to earlier termination as provided in the plan.

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

Dated: October 30, 2025	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer