Form 10-K
period 2025-12-31
ZILLOW GROUP, INC.
filed 2026-02-11
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock and Class C capital stock held by non-affiliates based upon the closing price of such shares on The Nasdaq Global Select Market on such date was $14.9 billion.
As of February 4, 2026, 45,893,777 shares of Class A common stock, 6,217,447 shares of Class B common stock, and 187,816,992 shares of Class C capital stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year.

ZILLOW GROUP, INC.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2025

i

GLOSSARY OF TERMS
As used in this Annual Report on Form 10-K, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation, Acronym or Common Term	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Annual Report on Form 10-K
2024 Notes	0.75% Convertible Senior Notes fully settled in September 2024
2025 Notes	2.75% Convertible Senior Notes fully settled in May 2025
2026 Notes	1.375% Convertible Senior Notes fully settled in December 2024
AI	Artificial intelligence
Board	Board of Directors of Zillow Group, Inc.
Enhanced Markets	Geographies where Zillow is investing to provide an integrated home-buying experience, enabling consumers to digitally and seamlessly move through the process—from touring to closing—with support from Zillow Preferred agent partners and loan officers with Zillow Home Loans
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	JPMorgan Chase Bank, N.A., UBS AG, Bank of Montreal, and Bank of Nova Scotia
MBS	Mortgage-backed security
MLS	Multiple Listing Service
NAR	National Association of REALTORS®
Notes
Aggregate of outstanding convertible senior notes, inclusive of (1) the 2025 Notes prior to their settlement in May 2025, (2) the 2026 Notes prior to their settlement in December 2024, and (3) the 2024 Notes prior to their settlement in September 2024

OECD	Organization for Economic Co-operation and Development
PCAOB	Public Company Accounting Oversight Board
Pillar Two	Pillar Two Global Anti-Base Erosion
Repurchase Authorizations	A series of authorizations from the Board to repurchase Class A common stock, Class C capital stock, Notes, or a combination thereof
Revolving Credit Facility	The Company’s $500 million revolving credit facility with a maturity date of January 30, 2031, pursuant to a credit agreement dated as of January 30, 2026
SaaS	Software-as-a-Service
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TAM	Total Addressable Market
TTV	Total Transaction Value for the residential real estate industry
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
•our ability to establish or maintain relationships with listing and data providers, which affects traffic to our mobile apps and websites; or changes to our rights to use or timely access listing data, or to the quality or quantity of such listing data;
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
•our public statements, disclosures, targets, and product features related to sustainability matters;
•our ability to maintain adequate security controls or technology systems, or those of third parties on which we rely, to protect data integrity and the information and privacy of our customers and other third parties;
•our ability to navigate any significant disruption in service on our mobile apps or websites or in our network;
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
•our ability to protect and continue using our intellectual property and prevent others from copying, infringing upon, or developing similar intellectual property, including as a result of AI;
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

PART I
Item 1. Business.
Overview
We are reimagining residential real estate to make home a reality for more and more people. As the most visited real estate app and website in the United States1, Zillow connects hundreds of millions of consumers with innovative technology, trusted agents and loan officers, and seamless digital solutions. With industry-leading tools and resources, Zillow supercharges real estate professionals so they can grow their businesses and deliver exceptional client experiences. For renters and housing providers, Zillow offers not only a robust marketplace but a set of end-to-end products and services to streamline applications, leases, payments and more. Zillow’s ecosystem spans the entire home journey — from dreaming and shopping to renting, buying, selling and financing.
At the core of Zillow is our living database of approximately 173 million U.S. homes and our differentiated content, including the Zestimate, our patented proprietary automated valuation model through which we provide home value estimates. With the launch of the Zestimate feature in 2006, we introduced important transparency to residential real estate in order to empower consumers to make better decisions. During 2025, our Zestimate feature had a median error rate of 1.8% for homes listed for sale and 7.2% for off-market homes. We are also building a robust, two-sided rentals marketplace and modernizing the end-to-end transaction solutions for renters and housing providers. In 2025, Zillow Rentals had 2.4 million average monthly active rental listings, ranging from single family homes to large apartment complexes. We believe our data and content has helped the Zillow brand become synonymous with residential real estate with Zillow being searched online more than the term “real estate” in the United States2.
We are a diversified, transaction-focused platform that integrates our services across various complicated steps in a consumer’s housing journey while equipping real estate professionals with tools and insights to support stronger client service and business growth. Through our integrated-transaction strategy, we have built an ecosystem of connected solutions that helps renters, buyers, sellers, and real estate professionals across their residential real estate needs. We believe this allows us to build closer relationships with consumers to help them find and move into the places they call home, which is at the core of our mission. We are focused on continually improving our consumer funnel, capturing consumer demand and connecting that demand to our partner network. During the year, we advanced our integrated-transaction strategy through the following initiatives:
•Innovating Through Technology. We are innovating rapidly to apply new technology and industry software where it matters most, improving the customer journey and helping real estate professionals serve their clients better, work more efficiently and grow their businesses. Our For Sale strategy is to increase the number of transactions using Zillow products and services, and revenue per transaction. We accomplish this by delivering an integrated transaction experience across Zillow, with innovative products and services that solve problems for everyone involved in the move. This allows us to identify and connect high-intent movers with high-performing professionals. Our strategy comes to life in our Enhanced Markets, where the integrated transaction is most fully experienced.
In 2025, we continued to build products and services for buyers and sellers so we can match them with the right support for where they are in their journey. For example, we rolled out enhancements to BuyAbility, a tool from Zillow Home Loans that helps buyers shop based on what they can afford, which makes financing simpler and more transparent. Zillow Home Loans also introduced a verified digital pre-approval and began rolling out a new borrower application designed to get shoppers quickly to a decision and improve loan officer efficiency. We are building these tools to empower decision-making throughout the journey. As another example, for sale listings on Zillow now display Offer Insights, showing buyers and their agents how different offer prices are likely to perform based on real-time market data.
•Broadening Our Service Offerings. The integrated transaction experience we have been building on Zillow is most fully experienced in our Enhanced Markets. In these markets, consumers benefit from a more streamlined experience from touring to closing, with the support of our Zillow Preferred agent partners and loan officers with Zillow Home Loans. Throughout 2025, connections, or leads delivered to our agent partners, through the Enhanced Market experience continued to increase, exiting the year at over 40%, and Zillow Home Loans continued to have double-digit
1 Source: Comscore Media Metrix® Multi-Platform Key Measures, Real Estate, Total Audience, December 2025, U.S. report
2 Source: 2025 Google Trends report

customer adoption rates across our Enhanced Markets. As we have continued to expand into more Enhanced Markets and within current Enhanced Markets, we have increased customer connection and conversion rates, which has increased our For Sale revenue relative to TTV on a trailing twelve-month basis. In 2025, we announced Zillow Preferred, the next chapter for our Flex program, the invite-only, pay-when-you-close program for top real estate agent teams that recognizes agent partners for delivering outstanding customer experiences and provides them access to dedicated support and growth tools. Zillow Preferred builds on Flex’s foundation and the name makes it clear shoppers are connecting with a preferred agent partner of ours. As we expand the integrated experience in our Enhanced Markets to the majority of our connections, we expect Zillow Preferred to expand in tandem. Additionally, we also introduced Zillow Pro, a membership that brings together Zillow’s most impactful tools and services into an integrated, AI-powered suite that helps growth-oriented agents scale their businesses. Zillow Pro helps agents more effectively serve all the clients in their sphere, not just those they connected with on Zillow. We expect Zillow Preferred and Zillow Pro to continue to give agents the data, tools, and brand reach they need.
•Expanding Our Rentals Marketplace. We are building a nationwide marketplace for renters and landlords, which aims to provide renters with a comprehensive listing of available rental inventory. Our marketplace includes the full spectrum of rental inventory, from single family homes to large multifamily buildings. Renters on Zillow can shop, tour, submit applications, sign a lease, pay rent securely and obtain insurance. Landlords on Zillow can list, advertise, and access leasing and property management services. Our investments and efforts on our Rentals products and services have yielded growth in Rentals traffic, multifamily property count, and Rentals revenue during 2025 compared to 2024. We continue to focus our attention and efforts to build a comprehensive marketplace for consumers, and expand access to listings through syndication agreements with Redfin and Realtor.com. This commitment to access has enhanced the availability of listings for renters and expanded the reach of property managers. As of December 31, 2025, we had 2.4 million average monthly active rental listings, including 72,000 multifamily properties listed on Zillow, a 44% increase as compared to December 31, 2024. Beyond cultivating a comprehensive rentals marketplace, we are innovating quickly to make renting simpler, fairer, more transparent, and more affordable. In 2025, we expanded our cost-transparency features across the Zillow Rentals network, providing renters more information about move-in and monthly costs and providing calculators to help them estimate total expenses before applying. We also entered into a new partnership with Esusu, the leading rent-reporting platform, to help renters build credit through on-time rent payments. In addition, we rolled out new tools like AI Assist, a conversational leasing assistant powered by an exclusive integration with Elise AI, to simplify communication between renters and property managers, speeding up leasing. Building a better experience for renters and property managers has earned us consistently strong rentals traffic, with about 33 million average monthly unique visitors for the year ended December 31, 20253. We will continue to strive to find ways to innovate and enhance the access consumers have to rental properties as well as provide property managers with greater exposure for their listings.
We continue to operate in a macro housing environment that has experienced low housing inventory, elevated and volatile mortgage rates, home price fluctuations and inflationary conditions, all of which have led to affordability challenges for homebuyers and sellers. Many potential home sellers have postponed or forgone opportunities to sell, choosing instead to hold onto their existing lower-rate mortgages, limiting for sale housing supply as a result. However, while this shortfall of for-sale inventory has limited sales volume, prices have remained elevated as competition for the relatively few available for-sale homes remains firm. Conversely, as rental vacancy rates have increased and occupancy rates have decreased, we have seen increased demand for rental advertising. These macroeconomic factors and their impact on the residential real estate market have affected our business and influenced the resources we use to direct our operations.
Customer Offerings
To deliver on our mission, we strive to provide a seamless, integrated transaction experience for movers through Zillow, our network of trusted partners, our affiliated brands, and through a comprehensive suite of marketing software and technology solutions for the real estate industry. We do this through a range of services designed to help our customers in whatever stage of the housing journey they may be in. This typically includes the need for multiple services simultaneously. Approximately 57% of sellers are also buying at the same time, and among renters with plans to move within the next year, 37% plan to buy their next home4. We estimate 80% of U.S. residential real estate transactions involve agents who use at least one Zillow product, whether that is Premier Agent, including Zillow Preferred; Follow Up Boss; or Zillow Workspace, which includes ShowingTime, Zillow Showcase and dotloop.
3 Source: Comscore Media Metrix® Multi-Platform Key Measures, Real Estate, Total Audience, December 2025, U.S. report
4 Source: Zillow Group’s 2025 Consumer Housing Trends Report

Our services are primarily designed for the following:
•For Buyers and Sellers. When a buyer is ready to begin their home buying journey, we offer a variety of options depending on where they choose to start. Before searching for a home, buyers can use tools like BuyAbility to shop based on what they can afford as well as use Zillow Home Loans to get a digital pre-approval. After searching for a home on our mobile apps and websites, consumers can choose to meet with a local real estate professional by connecting with an agent partner, tour a home virtually, schedule in-person tours through ShowingTime, or obtain financing through Zillow Home Loans. For customers who are focused on buying new construction homes, we connect them with our home builder partners. For sellers, we are focused on providing them multiple ways to sell their homes, allowing them to choose the path that best fits their timing and financial goals. Sellers can work with a local agent partner, and get a premium listing experience with Zillow Showcase, which includes rich media, interactive floor plans, 3D touring experiences, virtual staging and SkyTour. In some markets, sellers can also access alternative sale options offered through our partners.
•For Real Estate Professionals. We are focused on providing real estate professionals multiple ways to power their businesses and differentiate themselves and their listings on Zillow through a variety of advertising and software solutions. This includes Zillow Preferred, our invite-only, pay-when-you-close program for top real estate agent teams and market-based pricing, our subscription-based offering where connections are distributed to partners in proportion to their share of voice, or a share of total advertising purchased in a particular zip code. Additionally, real estate professionals now have access to Zillow Pro, a membership that brings together Zillow’s most impactful tools and services into an integrated, AI-powered suite that helps growth-oriented agents scale their businesses. Zillow Pro helps agents more effectively serve all the clients in their sphere, not just those they connected with on Zillow. Furthermore, real estate professionals also have access to a large suite of Zillow tools and software, including Follow Up Boss and Zillow Workspace, which includes ShowingTime, Zillow Showcase and dotloop. We have continued to integrate these offerings into our product ecosystem. As an example, Follow Up Boss is now enhanced with AI-supported smart message suggestions, client insights, call summaries and intelligent lead routing. This tech-enabled solution gives real estate professionals a central hub to organize and engage customers, close deals and build their teams.
•For Borrowers. We provide buyers with multiple ways to pursue mortgage financing for their transaction. We provide the option to finance directly with Zillow Home Loans or to connect with our mortgage partners through our mortgage marketplace for both purchase and refinance opportunities. Zillow Home Loans, which is currently available in 49 states and the District of Columbia, originates mortgage loans and then generally sells the loans on the secondary market. Throughout 2025, Zillow Home Loans had double digit customer adoption rates across our Enhanced Markets.
•For Renters. During 2025, we estimate that there were more than three times more households moving to a new rental than purchasing a home in the United States5. In the U.S. market of nearly 50 million rental units6, we provide renters with the ability to search within our industry-leading set of rental listings, and with tools to tour, submit applications, sign a lease, make secure rental payments, and obtain insurance, on participating listings. We offer multifamily property managers a variety of advertising products to market and fill their vacancies, and we assist longtail landlords (which we define as properties with less than 25 units) with listings, advertising, leasing and property management services through Zillow Rental Manager. Our listing syndication agreements with Realtor.com and Redfin, and strategic partnerships with AppFolio and Esusu, extend our reach and help us provide a more comprehensive marketplace for consumers, add value for property managers, and drive more traffic, inventory and revenue for Zillow Rentals. We continue to see success in our rentals operations and Zillow Rentals ranks #1 in partner satisfaction in our category for return on marketing investment7.
Competitive Advantages
We believe we have the following competitive advantages:
•Large and trusted brand. The Zillow Group portfolio attracted an annual monthly high of 259 million unique users in July 2025 and approximately 9.6 billion visits in 2025, primarily to our Zillow, Trulia and StreetEasy portals. Today,
5 Source: Estimate derived from Zillow internal estimates of more than 17 million rental households moving to a new rental in 2025 as compared to 4.8 million existing and new homes sold in 2025 according to National Association of REALTORS® Economic Outlook as of December 2025 and U.S. Census Bureau’s Monthly New Residential Sales, December 2025
6 Source: 2025 U.S. Census Bureau’s Current Population Survey dated February 3, 2026
7 Source: Zillow internal data and estimates for 2025

more people search for “Zillow” than “real estate8” and we have the leading number of active app users in the residential real estate industry9. As a result, Zillow is the most visited10 and trusted11 brand in the online residential real estate industry.
•Living database of homes and superior data science and technology advantages. Our living database of approximately 173 million U.S. homes is the result of substantial investment, sophisticated economic and statistical analysis and complex data aggregation of multiple sources of property, transaction and listing data, including user generated updates to more than 46 million property records. This data is the foundation of our proprietary Zestimate, Rent Zestimate, Zillow Home Value Index, Zillow Observed Rent and Zillow Observed Renter Demand Index models, as well as our housing and business forecasts. Access to data also enables product innovation like our 3D touring and interactive floor plans.
•Large comprehensive rental marketplace. We are building a nationwide marketplace of rental listings that aims to serve all renters and property managers. Zillow Rentals has the largest coverage of rental listings in the U.S. across longtail and multifamily, with 2.4 million average monthly active rental listings as of December 31, 2025, which includes 72,000 multifamily properties. Multifamily is a key rentals growth driver, and we continue to expand the number of properties on our mobile apps and websites. Building the comprehensive marketplace renters and property managers both demand and deserve has yielded strong return on investment for property managers and consistently strong rentals traffic, with 33 million average monthly unique visitors in 202512.
•Superior industry partnerships. We aim to partner with high-performing and service-focused industry partners who share our interests in providing the best-possible services to our shared customers. Zillow Group maintains strong partnerships and relationships with thousands of leading real estate agents, brokers, mortgage professionals, property managers, landlords, home builders, regional MLSs and more. Continually enhancing our partner network enables us to implement new products and features, introduce more consumers to our best-performing partners and offer our shared customers an improved end-to-end transaction experience, including mortgages.
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
•Strong financial position. We have a strong cash position and, as of January 30, 2026, access to the Revolving Credit Facility, which give us the flexibility to continue to invest in our strategy. In 2025, we reported GAAP profitability and grew revenue faster than costs, and we believe we are well positioned for sustainable profitable growth.
Total Addressable Market
We participate in large addressable markets of buying, selling, renting and financing residential real estate in the U.S. Our TAM includes Zillow’s estimate of total industry transaction fees derived from residential real estate transactions. We continue to invest in software services and expand the availability of our offerings to further enhance our ability to facilitate real estate transactions with both buyers and sellers. In addition, we provide important adjacent services, such as mortgages through Zillow Home Loans. Our TAM also includes the rentals marketplace which includes rentals advertising and property
8 Source: 2025 Google Trends report
9 Source: Sensor Tower, January 2025 - December 2025
10 Source: Comscore Media Metrix® Multi-Platform Key Measures, Total Unique Visitors/Viewers, Real Estate, Total Audience, December 2025, U.S.
11 Source: Life Story Research 2025 America’s Most Trusted® Home Search Website Study
12 Source: Comscore Media Metrix® Multi-Platform Key Measures, Real Estate, Total Audience, December 2025, U.S. report management software spend. The amounts listed below represent the estimated total industry size associated with these opportunities for the year ended December 31, 2025 (in billions):

Residential real estate industry transaction fees[13]	$108
U.S. mortgage origination revenue [14]	50
Title and escrow services transaction fees [15]	18
Rentals advertising spend[16]	17
Property management software revenue[17]	9
TAM	$202
Our TAM has been affected in recent years by macroeconomic conditions that have driven low housing inventory, elevated and volatile mortgage interest rates, changes in rental inventory and occupancy rates, home price fluctuations, and inflationary conditions. These factors have impacted the number of real estate transactions, need for advertising in our rentals marketplace, and demand for adjacent services. We believe we are well positioned to address existing and future demand for real estate transactions.
We may also explore additional opportunities in the future, including but not limited to, home insurance, home renovation services, moving services and home appraisal services.
Seasonality
Portions of our business have historically been affected by seasonal fluctuations in the residential real estate market, advertising spend and other factors. We generally expect Residential and Rentals revenue to peak in the three months ended June 30th or September 30th, consistent with the average number of visits and unique users which have historically peaked during the same period. Within Mortgages revenue, we believe that seasonality would result in higher purchase origination volumes in the spring and summer high seasons, and our Connect services have displayed similar seasonal fluctuations. While our seasonality in revenue has been impacted by the aforementioned macroeconomic factors in recent years, the effects of our strategic initiatives have continued to partially offset seasonality impacts in 2025 due to product growth across our revenue categories.
Competition
Our business depends on our ability to successfully attract, retain and provide consumers with products and services that make residential real estate transactions more seamless.
The residential real estate landscape is highly fragmented and competitive from the beginning of the search process through the closing of a transaction, typically with single point service providers. Approximately 4.8 million existing and new homes were sold in the U.S. in 202518, with over 300,000 real estate brokerages19 and over 70,000 mortgage lenders20 providing their services across more than 500 different MLSs that span the country21. In 2025, there was over $1.3 trillion of purchase
13 Sources: Estimate derived from TTV from the December 2025 Economic Data published by the National Association of REALTORS® and Zillow’s internal average industry commission rates. TTV is calculated as existing homes sold during the period multiplied by the average existing home sales price during the same period.
14 Sources: Estimate derived from the 2025 annual purchase mortgage origination volumes from Fannie Mae and average industry origination fees from the 2025 Mortgage Bankers Association Reports; excludes refinance mortgage origination volumes.
15 Sources: American Land Title Association; estimate derived from quarterly title insurance premiums for 2025.
16 Sources: 2025 U.S. Census Bureau’s Current Population Survey dated February 3, 2026 and Zillow internal data and estimates; estimate derived from average monthly rent, annual rental unit inventory, average industry turnover rates and average advertising spend per unit.
17 Source: December 2025 report published by Fortune Business Insights which estimates North America’s annual property management market opportunity.
18 Source: National Association of REALTORS® Economic Outlook as of December 2025 and U.S. Census Bureau’s Seasonally Adjusted Annual New Residential Sales as of October 2025.
19 Source: National Association of REALTORS® 2025 Profile of Real Estate Firms report
20 Source: Q3 2025 Nationwide Mortgage Licensing System Industry Report
21 Source: Real Estate Standards Organization in 2025

mortgage origination volume22. Unlike for sale, there is no MLS equivalent in rentals, which makes it challenging to aggregate the estimated 50 million rental units in the U.S. market23.
We compete for real estate customers with companies that provide technology, products and services for them. Factors that may influence customer decisions include the quality of the experience, value and utility of the services offered, the breadth, depth and accuracy of information available, and brand awareness and reputation. For example, our buy-side products compete for customers based on price, visibility, perceived and actual value and quality of service. For buyers shopping for a mortgage, Zillow Home Loans competes with other mortgage originators based on a combination of interest rates, origination fees, product selection, brand awareness and trust and the level of service we provide. Zillow Rentals competes for customers based on rental prices, property availability, advertising products and the quality of the rental listings and management services.
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
Refer to Part I, Item 1A of this Annual Report on Form 10-K for additional information regarding competition and associated risks.
Intellectual Property
We regard our intellectual property as a key differentiator that is critical to our success and we rely on a combination of intellectual property laws, trade-secret protection, and contractual agreements to protect our proprietary technology and data.
We leverage patented, proprietary and automated valuation models across core functionalities of Zillow, including our Zestimate feature, rich media, and AI and machine learning to provide real-time home value estimates and data. As of December 31, 2025, we have 224 patents of varying lengths issued and 225 patent applications pending in the U.S. and internationally. These patents cover a variety of proprietary techniques relevant to our products and services, including determining a current value for real estate property and the collection, storage and display of home attribute values and creating interactive floor plans and related media.
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
To further protect our proprietary rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment provisions. We control the use of our proprietary technology, data and intellectual property through provisions in both our general and product-specific terms of use and other restrictions on our mobile apps and websites.
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
22 Source: 2025 Mortgage Bankers Association Report
23 Source: 2025 U.S. Census Bureau’s Current Population Survey dated February 3, 2026

As of December 31, 2025, we had 7,068 employees. We seek to lead and enable capabilities, practices, and systems that produce high employee engagement and more effective products and services. In alignment with our business goals, we partner across the enterprise to embed fair practices in the way we work together and serve our stakeholders. In an effort to support fair pay, we monitor multiple dimensions of our business, including product lines, top executive roles, and technical and nontechnical roles, in alignment with applicable laws.
Zillow as a Flexible Workforce
Through our flexible workforce and our investments in recruiting, retaining, developing, and employee feedback, we are setting the standard for great employee experiences and a positive work culture. These investments provide us with a wide applicant pool and lead to lower employee attrition. We offer nearly all Zillow employees the choice to work from wherever they are most productive. We continue to evolve our flexible work model to more effectively manage our time and calendars, provide more opportunities to work asynchronously, and allow all employees to thrive, regardless of location. Our base pay compensation frameworks seek to prioritize performance and allow us to compete for talent.
Our offices continue to be a place for teams to come together to support connection and collaboration. Since our permanent move to a flexible workforce, we have redesigned our physical workspaces to provide more space for collaboration and engagement, with specific focus on creating event spaces for team gatherings. In 2025, we continued to align our office footprint to suit our needs, considering local and traveling employee populations.
Career and Leadership Development
At Zillow Group, we believe each of our employees should have the tools and support they need to grow their careers through experiences, resources and connections. We have a dedicated Talent Success team, which creates educational resources and conducts training on a wide range of topics including job-specific onboarding, AI adoption and development skills, effective communication, collaboration, as well as sophisticated leadership training programs and experiences with focused learning tracks for both new managers and experienced leaders. We continue to offer online learning opportunities through Zillow University, our internal online training platform. Zillow employees have completed over 83,000 hours of content in 2025 on the Zillow University and LinkedIn Learning® platforms.
A key piece in development is cultivating a learning culture where learning is a habit, and learning agility is at the forefront. We have developed a robust Learning and Development portfolio that includes a number of key career development programs that support our employees to equip them with the knowledge and experience to grow their careers.
Our people managers play a critical role in moving our business forward by coaching their team, developing their talent and providing strong communication to create team engagement. To help achieve this goal, we utilize our Leadership Expectations, a leadership development guide that outlines our Leadership Philosophy, provides the foundation of our leadership development programs and sets forth our expectations for leaders and the behaviors that are essential to create a consistent leadership experience at Zillow. In 2025, we held a manager capability workshop series that focused on accountability, leading through change, developing talent, and giving and receiving feedback and measured managers on the development of these skills.
Talent Rewards
Talent Rewards connects compensation, benefits, and immigration/mobility programs whose purpose is to reinforce talent attraction, retention and development in support of Zillow’s culture. Throughout 2025, we have continued to invest across these programs to more clearly articulate our value proposition to employees and external candidates. We conduct ongoing reviews of employee compensation to align rewards practices with market expectations.
In addition, our robust benefits are reflected by our physical, family, mental and financial wellness programs to meet the needs of our employees. Continuing investments reinforce Zillow’s commitment to promoting a fair, healthy, focused and high-performing workforce.

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

Item 1A. Risk Factors.
Risk Factor Summary
Below is a summary of the principal factors that we believe make an investment in Zillow Group speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding Zillow Group, including an investment in our Class A common stock or Class C capital stock.
Risks Related to Our Business and Industry
•Our business has been and may continue to be impacted by the health and stability of the economy and United States residential real estate industry, including inflationary conditions, interest rates, housing availability and affordability, changes to industry standards and practices, labor shortages and supply chain issues.
•Our business may be impacted by industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations.
•Our business could be harmed if real estate professionals reduce or end their spending with us or if we are unable to effectively manage advertising and product inventory or pricing.
•We may not be able to establish or maintain relationships with listing and data providers, including MLSs, which could adversely affect traffic to our mobile apps and websites.
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
•We are exposed to risks related to our sustainability-related public statements, disclosures, targets, and product features.
•Our dedication to making decisions based primarily on the best interests of consumers may negatively impact our results.
•Disputes regarding the accuracy or display of our Zestimates and Rent Zestimates may harm our business.
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
Risks Related to Our Intellectual Property
•We may be unable to adequately protect or continue using our intellectual property, or prevent others from copying, infringing upon, using in AI or machine learning systems, or developing similar intellectual property.
•We may face costly intellectual property disputes, including claims that we infringe the rights of others.
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
•We are, from time to time, involved in claims, suits, government investigations, enforcement actions, and other proceedings that may result in adverse outcomes, including reputational harm.
Risks Related to Our Financial Position
•We have incurred significant operating losses in the past and may not be able to sustain or increase our revenue growth or be profitable over the long term. Financial performance for prior and current periods may not be indicative of future performance.
•We may not be able to pay our debt obligations.
•The credit facilities that provide capital for Zillow Home Loans subject us to interest rate risk and include provisions that may restrict our operating activities and harm our liquidity.
•The Revolving Credit Facility contains restrictive and financial covenants that may limit our operational flexibility.
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
Risks Related to Ownership of Our Stock
•Our Class A common stock and Class C capital stock prices may continue to be volatile and their value may decline.
•Our capital structure concentrates voting control with our founders.
•Future sales of our stock could cause our stock price to decline.
•Any additional equity securities or securities convertible into equity we issue may dilute shareholders’ investments.
•Repurchases of our stock could affect the price of our stock.
•Anti-takeover provisions could prevent an acquisition of us, limit shareholders’ ability to affect management, and affect the price of our stock.

Our business is subject to numerous risks. You should carefully consider the following risk factors, as any of these risks could harm our business, results of operations, and future financial performance. Recovery pursuant to our insurance policies may not be available due to policy definitions of covered losses or other factors, and available insurance may be insufficient to compensate for damages, expenses, fines, penalties, and other losses we may incur as a result of these and other risks. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition and operating results. If any of these risks occur, the trading price of our common stock and capital stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
Our business and operating results have been and may continue to be impacted by the health of the United States residential real estate industry and may be negatively affected by downturns or significant changes in this industry and general economic conditions.
The success of our business depends, directly and indirectly, on the health of the United States residential real estate market. The health of the United States residential real estate market is affected, in part, by general economic conditions beyond our control. Recent market factors, including low housing inventory, elevated and volatile mortgage interest rates, home price fluctuations, inflationary conditions, and changes in rental inventory and occupancy rates have impacted demand for our products and services by consumers and advertisers, which in turn has impacted our financial performance. The extent to which these and additional economic factors, such as those described below, impact our operating results and financial position will depend on future developments, which are uncertain and difficult to predict:

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
•federal, state, or local legislative or regulatory changes that would negatively impact rental properties or the residential real estate industry; and/or
•natural and man-made disasters and other catastrophic events, such as pandemics, hurricanes, earthquakes, wildfires, floods, terrorist attacks and other events that disrupt local, regional, or national real estate markets.

Our business may be impacted by industry changes, including as a result of past, pending or future lawsuits, settlements or government investigations.

The residential real estate industry is a highly-regulated industry and faces significant scrutiny, including with respect to lawsuits and investigations to which we are not a named party.

During 2024, settlements resolving litigation impacting our industry, including the NAR settlement agreement entered into on March 15, 2024 (the “NAR Settlement”) in response to a class action complaint against NAR and certain brokerages and franchisors (the “NAR Class Action”), were finalized and implemented, resulting in, among other things, rule changes affecting how commissions are offered and negotiated, and requiring written buyer-broker agreements before home tours. These changes have altered long-standing industry practices and may continue to impact how home buyers and sellers engage with real estate professionals in the course of buying and selling a home.

Beyond the NAR Class Action and various similar private actions, the Department of Justice (“DOJ”) has sought to continue its investigation into NAR for violations of the federal antitrust laws, following a resolution in November 2020 pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. It is uncertain what further actions, if any, the DOJ may take or what effect any such actions could have on the larger real estate industry, including any further settlement or any decisions that may result therefrom to repeal, amend, or not enforce existing rules and regulations. Ongoing regulatory scrutiny, litigation, and pressure from industry participants, along with the lawsuits and settlements described above, may continue to prompt NAR, state and local real estate boards or MLSs, and other real estate market participants to evaluate and modify long-established practices, rules and regulations.

Although industry changes are uncertain and challenging to predict, they could result in outcomes that materially impact our business, financial condition, and results of operations. For example, if agent commissions are meaningfully impacted, it could reduce the marketing budgets of real estate partners or reduce the number of real estate partners participating in the industry, which could adversely affect our financial condition and results of operations. Ongoing industry change and litigation may cause more industry participants to evaluate their strategic options and may lead to higher levels of industry consolidation than has been customary.

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

•keep pace with and anticipate changes in technology, including AI, and the real estate industry to provide industry-leading products and services to real estate partners and customers;
•effectively navigate the complex legal, regulatory, and industry landscape in which we operate; and
•compete effectively for advertising dollars with other options.
Residential revenue accounted for 66% of total revenue for the year ended December 31, 2025. Rentals revenue accounted for 24% of total revenue for the same period, representing 39% growth as compared to the year ended December 31, 2024. This level of revenue concentration and growth suggests that even modest decreases in individual spending across the real estate partner population, caused by changes in the perception of our business, products, or services; actual or perceived decreases to return on investment; preference for a competitive product or service; or other factors, could have a significant negative impact on our ability to use proceeds generated from our products and services to invest in our other products and services, which we view as a key competitive advantage. Any such decreases in spending could also adversely affect our results of operations. We do not have long-term contracts with many of our real estate partners. Our real estate partners could choose to modify or discontinue their relationships with us with little or no advance notice. For example, our auction-based account interface allows certain agent partners to independently control the duration of their advertising commitments for varying terms.
We may not succeed in retaining existing real estate partners’ spending or capturing a greater share of such spending if we are unable to convince real estate partners of the effectiveness or superiority of our products and services as compared to alternatives. In addition, we continually evaluate and utilize various pricing and value delivery strategies in order to better align our revenue opportunities with the growth in usage of our mobile apps and websites, and in customer transactions. For example, we offer a pay for performance pricing model called Zillow Preferred for agent partners in certain markets. With the Zillow Preferred model, agent partners are provided with leads and pay a performance advertising fee when a real estate transaction is closed with one of the leads. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. To estimate variable consideration and revenue associated with the Zillow Preferred model, we use a number of assumptions, including estimating the conversion rate of a lead to a real estate transaction, estimating the velocity of conversions and estimating the fee amounts likely to be received. We use similar performance based models for our rentals Pay-Per-Lease and StreetEasy Experts products.
Our estimates of variable consideration are primarily developed based on historical data and our future expectations based on current market trends. Our estimation methodology may be inaccurate and some or all of the revenue we recognize when our performance obligations are satisfied may be reversed. Realization of performance-based revenue is also in part dependent on accurate reporting and remittance by our partners.
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
Our ability to attract customers to our mobile apps, websites and other tools depends to some degree on providing timely access to comprehensive and accurate real estate listings, listing media, and information. To provide these listings and this information, we maintain relationships with real estate brokerages, real estate listing aggregators, MLSs, property management companies, home builders, other third-party listing providers and homeowners and their real estate agents (collectively, “real estate listing providers”) to include listing data and listing media in our services. Many of our agreements with real estate listing providers may be terminated with limited notice or cause, and following any termination, we may not be able to establish relationships with other real estate listing providers to receive comparable listings and information on reasonable terms, or at all. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source certain real estate information faster or more efficiently than we can. Our competitors and real estate market participants may engage in exclusionary conduct that limits our ability to effectively compete, such as by restricting access to proprietary listing data or by putting homes for sale on a private listing network instead of publicly through the MLS. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with real estate listing providers, whether due to termination of agreements, loss of MLS memberships, or otherwise, changes to our rights to use or timely access listing data or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality or the development and functionality of certain products or services that rely on such data. This could markedly decrease the quantity and quality of the for sale and rental listing data and other real estate information that we provide, reduce customer confidence in our products and services and cause customers to go elsewhere for real estate listings and information, which could severely harm our business, results of operations and financial condition.
We may not be able to maintain or establish relationships with other data providers, which could limit the information we are able to provide to our consumers and impair our ability to attract or retain customers.
In addition to the information that we receive from real estate listing providers, we obtain certain real estate data, such as transaction history, property descriptions, tax-assessed value and property taxes paid, under licenses from other third-party data providers, including state and local governments. We use this data to enable the development, maintenance and improvement of our marketplace and information services, including Zestimates, Rent Zestimates, BuyAbility and our living database of homes. We have invested significant time and resources to develop proprietary algorithms, valuation models, software and practices to use and improve on this specific data. Our ability to use, combine, analyze, and derive insights from third-party and public data, including through automated valuation models, analytics, machine learning, and AI-enabled systems, depends on the scope, durability, and continued availability of the rights granted to us under applicable licenses, contracts, and laws. Changes in laws, regulations, judicial interpretations, contractual terms, data provider practices, or data governance standards may limit or prohibit certain current or future uses of data, including the training of models, generation of predictive or derivative outputs, or commercialization of products or features that rely on such data, even where we continue to have rights to access or display the underlying data. Any such limitations could require us to modify, retrain, suspend, or discontinue affected products or features; terminate data licenses or renegotiate such licenses on less favorable terms; incur significant costs; or result in legal disputes or regulatory actions, any of which could adversely affect our competitive position, results of operations, or financial condition. In addition, if a third-party data provider lacked authority to grant us certain rights, or if upstream restrictions are later asserted, we could face similar limitations or liabilities notwithstanding our contractual arrangements.
If we fail to comply with the rules and compliance requirements of MLSs, our access to and use of listings data may be restricted or terminated.
Our subsidiaries that access and use listings data through MLS memberships (the “MLS Members”) must comply with each MLS’s rules, compliance requirements and data license agreements to maintain their access to listings data and remain a member in good standing. Each MLS that the MLS Members belong to has adopted its own rules, policies, and agreement terms governing, among other things, how MLS data may be used and how listings data must be displayed on our mobile apps and websites. The MLS Members are also subject to compliance operations requirements and, as a result, must respond to and resolve complaints or notices of non-compliance from the MLS or other MLS participants on required timelines. The MLS rules and compliance requirements may not contemplate multi-jurisdictional licensed brokerage entities. MLS rules vary among markets and are in some cases inconsistent between MLSs, such that we are required to customize our websites, mobile apps, or services to accommodate differences between MLS rules and compliance requirements. Handling complaints received by the MLS Members across markets may create heightened operational or financial risks with short response and resolution deadlines. Complying with the rules and compliance requirements of each MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. Rules and compliance requirements of MLSs have changed and may continue to change across markets, including potential for targeted changes or interpretations in response to our operations, and at various times, including in response to industry litigation such as the NAR Settlement. As we release new products and services, including AI-powered experiences, the volume of MLS complaints and the complexity of MLS compliance reviews may increase, which could materially increase our compliance costs. If any of the MLS Members are deemed to be noncompliant with an MLS’s rules or to have provided improper responses to or resolution of complaints, they may face disciplinary sanctions by that MLS, which could include monetary fines, restricting, suspending or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our mobile apps and websites, which could severely harm our business, results of operations and financial condition.
If our data integrity suffers real or perceived harm, customers and real estate partners may decrease or cease using our products and services, and we may be subject to legal liability.
Because homes represent significant investments, and many customer decisions regarding homes are data-driven, our ability to attract and retain users of our products and services is dependent upon our ability to publish, and reputation for publishing, accurate and complete residential real estate information, including the output of proprietary and third-party models, through our mobile apps and websites. As discussed above, a significant amount of the data we publish on our mobile apps and websites is derived from third parties, and we have limited ability to control the quality of the information we receive from them. We also publish a significant amount of customer-generated content, and our tools and processes designed to ensure the accuracy, quality and legality of such content may not always be effective. Data we generate independently are subject to error, unauthorized modification by way of third-party viruses and other factors. As the volume of data we publish increases, and potential threats to data quality become more complex, the risk of harm to our data integrity also increases. If our data integrity suffers real or perceived harm, or if user trust in the quality of our data declines, we may be subject to legal liability or reputational damage and customers and real estate partners may decrease or cease using our products and services, which would harm our results of operations and financial condition.
If we do not innovate or provide high-quality products and services that deliver efficient and integrated transaction experiences to our customers and real estate partners, our business could be harmed.
Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make real estate transactions faster, easier and less stressful for our customers and provide value to real estate, rental and mortgage professionals, home buyers and sellers and our other real estate partners. As a result, we must continually invest significant resources in technology and development to improve the attractiveness, competitiveness, and comprehensiveness of our products and services, enable more seamless and efficient real estate transactions, adapt to changes in technology and support new devices and operating systems. If we are unable to provide products and services that our customers want to use, on the devices they prefer, then those customers may become dissatisfied and use competitors’ mobile apps, websites, products and services. If our customers begin to access more real estate information and services through other sources and we fail to innovate, our business may be negatively impacted. If we are unable to continue offering high-quality, innovative products and services, we may be unable to attract additional customers and real estate partners or retain our current customers and real estate partners, which could harm our business, results of operations and financial condition.
We may not be able to compete successfully against our existing or future competitors in attracting customers or real estate partners, which could harm our business, results of operations and financial condition.
We face intense competition across our products and services. We compete with a variety of real estate transaction service providers to attract customers engaging in real estate transactions and we also compete with traditional and online or mobile media sources to attract real estate partners. Please see “Competition” under Part 1, Item 1 of this Annual Report on Form 10-K for a general discussion of the competitive conditions facing our business.
Competitors for our real estate transaction services include real estate brokers, real estate investors, mortgage lenders, mortgage brokers, financial institutions, and title and settlement service providers. Many of these competitors may have considerable competitive advantages, including longer operating histories, more extensive financial resources, stronger brand equity, greater technological capabilities, more industry experience and greater knowledge and expertise. As a result, these competitors may have an advantage in attracting customers, recruiting highly skilled personnel, developing new products and services, and growing or maintaining their businesses. They may also provide customers with real estate transaction services and experiences superior to or more cost-effective than ours. Any of our current or future competitors could merge with each other or a separate entity, which may enable them to compete with us even more vigorously and represent a greater share of consumer engagement, real estate listings, and transactions.
Additionally, we compete against mobile apps and websites dedicated to providing real estate, rental, new construction and mortgage information, listings and services to real estate professionals and customers, major internet portals, general search engines, e-commerce and social media sites as well as other technology and media companies. We also compete for a share of our real estate partners’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and mobile app and website traffic, which may provide a competitive advantage. Emerging AI-based search, recommendation, and assistant tools may change how consumers discover, evaluate, or transact in residential real estate, potentially reducing traffic to traditional online real estate platforms or altering engagement patterns in ways that negatively affect our advertising, lead-generation, or transaction-related revenues. To compete successfully for real estate transaction partners against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share of our real estate partners’ overall marketing budget could adversely affect our pricing and margins, lower our revenue and increase our technology and development and sales and marketing expenses.
If we are unable to compete successfully against our existing or future competitors, we could lose or fail to gain revenue and our business, results of operations or financial condition would be harmed. Further, our business model depends on our ability to continue to attract users to our mobile apps, websites, real estate services and other services and enhance their engagement with our products and services in a cost-effective manner. Search engines are evolving and changes to their models or algorithms may negatively impact our placement or require greater investment of resources to optimize our placement and attract customers. If the use of online products and services for shopping, renting, buying, selling, or financing residential real estate does not continue to develop and grow or we are not able to continue to attract users to our mobile apps, websites, real estate services and other services, our business, results of operations and financial condition could be harmed.
We compete in a dynamic industry, and we may invest significant resources to pursue strategies, develop new products and services, and expand existing products and services into new markets that do not prove effective.

The industry for residential real estate transaction services, technology, information marketplaces and advertising is dynamic, and the expectations and behaviors of consumers and professionals shift constantly and rapidly. We continue to adapt to the behaviors and objectives of residential real estate market participants as the industry evolves and invest significant resources to develop, test and launch products and services to address the needs of the market and improve the home buying, selling, financing, building and renting experience. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel and other resources to pursue strategies that do not ultimately prove effective such that our business and financial condition may be harmed. Changes or additions to our products and services, including expansion of existing products and services into new markets or acquisitions of providers of additional products or services, may not attract or engage our customers, may reduce confidence in our products and services, may negatively impact the quality of our brands, may upset our partners or other industry participants, may expose us to increased market or legal and regulatory risks, may subject us to new laws and regulations, and may result in reduced investor confidence or otherwise harm our business.
Natural disasters, climate change, geopolitical events, and catastrophic events may disrupt real estate markets or otherwise harm our business.

We provide products and services to customers throughout the United States and to a lesser extent, in Canada. In addition, Zillow Home Loans originates loans in 49 states and the District of Columbia. Although the majority of our workforce has shifted to a distributed work environment, we maintain offices and large employee populations, including those supporting our licensed operations, in cities including Seattle, Washington; New York, New York; San Francisco, California; and Irvine, California. The occurrence of a natural disaster, climate change or other catastrophic event such as a pandemic, health crisis, earthquake, hurricane, windstorm, fire, flood, power loss, telecommunications failure, cyber-attack, geopolitical instability, war, civil unrest, terrorist attack or other similar event in any of the markets in which we provide services or any locality in which we have a significant operational presence may disrupt our operations, impair local and regional real estate markets or economies and negatively impact our business, results of operations and financial condition.

Business continuity and disaster recovery planning is important, and if we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, catastrophic event, or other emergency, and successfully execute on those plans in the event of a disaster, catastrophic event, or other emergency, our business and reputation may be harmed.

Our public statements, disclosures, targets, and product features relating to sustainability, including climate, diversity, or other socially or politically sensitive topics, may expose us to reputational harm, regulatory scrutiny, litigation, or commercial retaliation.

We have made, published, or released, and may continue to make, publish, or release, public statements, disclosures, targets, and product features relating to social impact and innovation, environmental sustainability, climate-related metrics (including science-based targets for reducing greenhouse gas emissions), workforce matters, responsible business practices, and other sustainability-related topics. These statements, disclosures, targets, and product features reflect plans, assumptions, methodologies, and third-party data sources available to us at the time they were made, published, or released, and are subject to evolving standards, interpretations, and data limitations. Our failure, or perceived failure, to accomplish or accurately track, measure, substantiate, or disclose information related to these statements, disclosures, targets, and product features, or to timely update them as circumstances change, could result in reputational harm, increased scrutiny from investors, regulators, and other stakeholders, enforcement actions under emerging “greenwashing” or consumer protection laws, or private litigation.

Expectations regarding sustainability-related practices, disclosures, and business decisions continue to evolve and are increasingly varied across investors, regulators, customers, employees, policymakers, and other stakeholders. As a result, actions or disclosures that are intended to address the expectations of certain stakeholders, may be viewed by others as insufficient, excessive, or misaligned with their views. This dynamic may expose us to reputational harm, political or regulatory scrutiny, consumer or partner boycotts, retaliatory legislative or regulatory actions, employee relations challenges, or reduced demand for our products or services, any of which could adversely affect our business, operating results, or financial condition.

In addition, the inclusion, exclusion, modification, or presentation of sustainability-related information within our products or services, including information derived from third-party sources, may give rise to similar reputational, legal, or commercial risks.
Our dedication to making decisions based primarily on the best interests of consumers may negatively impact our results.
Our guiding principle is to build our business by making decisions based primarily on the best interests of consumers, which we believe has been essential to our success in increasing our customer growth rate and engagement and has served the long-term interests of our company and our shareholders. We have forgone in the past, and we may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our short-term results of operations. In addition, our philosophy of putting consumers first may negatively impact our relationships with our existing or prospective real estate partners. This could result in a loss of real estate partners, which could harm our results of operations. For example, we require agent partners participating in our Zillow Preferred program to achieve certain performance standards designed to help ensure customers have a positive experience. Our consumer focus may also negatively impact our relationships with real estate brokerages, MLSs, and other industry participants on whom we rely for listings information. Zillow Home Loans and some of our business-to-business products, for example, may be perceived as impinging upon the business models of real estate agents, brokerages and lenders, which may cause them to terminate or decrease the scope of their relationships with us. Such risks could have a materially negative impact on our results of operations. Our principle of making decisions based primarily on the best interests of consumers may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and results of operations could be harmed.
We are subject to disputes and current or proposed rules and regulations regarding the accuracy or display of our Zestimates and Rent Zestimates.
We provide consumers with Zestimate and Rent Zestimate home and rental valuations. The Zestimate is our estimated current market value of a home based on our proprietary automated valuation models that apply advanced algorithms to analyze our data; it is not an appraisal. A Rent Zestimate is our estimated current monthly rental value of a home, using similar automated valuation models that we have designed to address the unique attributes of rental homes. We are, from time to time, involved in disputes with property owners and others who disagree with the accuracy or display of a Zestimate or Rent Zestimate, and such disputes may result in costly litigation in the future. Further, revisions to our automated valuation models or the algorithms that underlie them, poor data quality, or other factors may cause certain Zestimates or Rent Zestimates to vary from expectations for those associated properties’ values. Any such dispute or variation in Zestimates or Rent Zestimates could result in distraction from our business, loss of customers, or potentially harm our reputation and financial condition. Among other things, we may be subject to proposed legislation that may impose liability for, or require disclosure of, our proprietary algorithms, which could impact our competitive advantage and potentially harm our financial position or business results. This legislation could also result in an increased occurrence of enforcement actions or legal disputes.
We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our management and our highly skilled team of employees, including our software developers and engineers; data scientists and engineers; machine learning, applied science and AI operations professionals; platform, cloud, and reliability engineers; technical product managers; shared services staff; loan officers; statisticians; marketing professionals and advertising sales staff; and our customer operations, legal, compliance, privacy, and information security teams. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. The market for highly skilled personnel is very competitive. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Furthermore, we have in the past and may in the future take measures in order to slow attrition. Such measures could cause us to incur significant expenses or could have a dilutive effect on the economic interest of our shareholders. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees in a cost-effective manner, or engaging in succession planning, our business could be harmed.
In addition, we believe that a key contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, and an emphasis on consumer-focused results. As we grow and evolve, we may find it difficult to maintain the beneficial aspects of our corporate culture, which could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.

We have and may continue to make acquisitions and investments, which could result in operating difficulties, dilution and other harmful consequences.
We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and investments. For example, in recent years we have acquired various entities, including Enchant, LLC, d/b/a Follow Up Boss in December 2023. Any transactions that we enter into could be material to our financial condition and results of operations. The transactions we pursue may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired products, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction. The process of closing a transaction and integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. Potential risks include: diversion of management time and focus from operating our business to acquisition closing and integration challenges; customer and industry acceptance of products and services offered by the acquired company; implementation or remediation of controls, procedures and policies at the acquired company; compliance with differing laws and regulations applicable to international jurisdictions, if applicable; coordination of product, engineering and sales and marketing functions; retention of employees from the acquired company; liability for activities of the acquired company before the acquisition; litigation or other claims arising in connection with the acquired company; and impairment charges associated with goodwill and other acquired intangible assets. For example, we have recognized impairment charges related to certain acquired intangible assets in the past. We may pay cash on hand, incur debt, or issue equity or securities convertible into equity to finance our acquisitions and investments, which could strain our liquidity, increase our operating costs, or result in dilution to our shareholders.
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
Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers by, for example, posting fake real estate and rental listings on our sites and attempting to solicit personal information or money from customers, and by engaging with our employees by, for example, making fake requests for transfer of funds or sensitive information. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. We also enable certain rental transactions through our Zillow Rental Manager products, which may be separately subject to a risk of fraudulent activity. We employ fraud detection and prevention processes designed to identify and respond to fraudulent activity across our platforms and internal operations; however, these measures may not detect or prevent all fraudulent activity. Similarly, the third parties we use to effectuate these transactions may fail to maintain controls consistent with our expectations or contractual requirements, or otherwise fail to detect and prevent fraudulent activity. Persistent or pervasive fraudulent activity may cause customers and real estate partners to lose trust in us and decrease or terminate their usage of our products and services, or could result in financial loss, thereby harming our business and results of operations.
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
Our payment processing activities may also involve timing differences between when funds are collected from customers or other payers and when those funds are remitted to us or to other parties. As a result, we may be subject to settlement delays, processor reserve requirements, fund holds, or other restrictions imposed by our payment processing vendors. In addition, we could incur losses if a customer or other counterparty fails to perform during applicable settlement windows. Any of these factors could adversely affect our liquidity, working capital, or cash flows.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated in their attempts to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent payment transactions, we may face civil liability, diminished public perception of our security controls, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.
We are also subject to payment card association operating rules, electronic funds transfer network rules, and the requirements of our originating depository financial institutions, any of which could change over time or be reinterpreted to make it more difficult for us to comply. Failure to meet the rules, requirements, or standards applicable to us could result in increased monitoring, financial penalties, remediation obligations, or the suspension or termination of our ability to participate in applicable payment networks, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, we are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, reputational risk and may result in the loss or impairment of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, card holders and transactions.
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
If our security controls or technology systems, or those of third parties upon which we rely, are compromised, we may be subject to legal claims and suffer significant losses, consumers may curtail use of our products and services, and our real estate partners may reduce or eliminate their advertising on our mobile apps and websites.
Our products and services involve the transmission, processing, and/or storage of users’ information, some of which may be private or include sensitive personal information such as social security numbers, financial account information, and credit card information. For example, our real estate transaction management software stores sensitive personal and financial information, our mortgage product and pricing software for mortgage professionals processes social security numbers, our rental applications product allows customers to obtain credit and background checks containing sensitive personal and financial information, and our mortgage origination and real estate closings operations receive, handle and transmit highly sensitive personal and financial information about their customers. Cyber-attacks, malicious internet-based activity, online and offline fraud, administrative or technical failures and other similar activities threaten the confidentiality, integrity and availability of our information technology systems, including those of the third parties upon which we rely, and our sensitive data, including customer, employee and real estate partner data as well as intellectual property and other confidential business information, which could result in potential significant liability and litigation. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.
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
We and the third parties upon which we rely have been and may continue to be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, or floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, negative impacts on our ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Outside parties may attempt to fraudulently induce employees, officers, directors, customers or real estate partners to disclose sensitive information in order to gain access to our information or our customers’ or real estate partners’ information, and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to user error, malfeasance or other disruptions. If we experience compromises to our security that result in the loss or unauthorized disclosure of confidential information, our customers and real estate partners may lose trust in us, customers may decrease the use of our mobile apps or websites or stop using our mobile apps, websites, or services in their entirety, real estate partners may decrease or stop advertising on our mobile apps or websites, and we may be subject to legal claims and liability, government investigation and additional state and federal legal requirements. If we experience compromises to our security that result in the loss of availability of our data, our mobile apps, websites, or services may be unable to function at a level necessary to meet our customers’ needs.
Our reliance on vendors could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We engage a variety of vendors to process and store sensitive data, including certain customer information, some of which may be private or include personally identifiable information. We also depend on vendors to host many of the systems and infrastructure used to provide our products and services. The visibility we receive from our risk-based assessments of certain vendors’ information security practices is inherently limited, and these vendors may not have adequate information security controls in place. If our vendors experience a security incident or other interruption, we could experience adverse consequences, including harm to our business, results of operations and financial condition. Further, a security breach at our vendor could be perceived by customers or our real estate partners as a breach of our systems and could result in damage to our reputation and expose us to other losses. Any award we may be entitled to receive if our vendors fail to satisfy their privacy or security-related obligations to us may be insufficient to cover our damages, or we may be unable to recover such an award. In addition, supply-chain attacks have increased in frequency and severity and there have been high-profile incidents of third-party service providers causing widespread disruptions in their customers’ infrastructures due to errors in their Software-as-a-Service (“SaaS”) offerings. We cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
There can be no assurance that the security controls we designed to protect against security incidents will be effective. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all these techniques or to implement adequate preventative measures. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our employees, personnel or vendors.
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
Any significant disruption in service on our mobile apps or websites or in our network could damage our reputation and brands, and result in a loss of customers of our products and services and of our real estate partners, which could harm our business, results of operations and financial condition.
Our brand, reputation and ability to attract customers and real estate partners and deliver quality products and services depend on the reliable performance of our network infrastructure and content delivery processes. Our mobile apps and websites are exposed to attempts to overload our servers with denial-of-service attacks or similar disruptions from unauthorized use of our computer systems. We have experienced minor interruptions in these systems in the past, including server failures that temporarily slowed the performance of our mobile apps and websites, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, software errors or physical or electronic break-ins, could affect the security or availability of our products and services on our mobile apps and websites and prevent or inhibit the ability of customers to access or effect transactions using our services. Since our customers may rely on our products and services, including our real estate transaction services and customer relationship management tools, for important aspects of their personal lives and businesses, problems with the reliability, availability or security of our systems could damage our customers’ businesses, harm our reputation, delay or inhibit a customer from completing a real estate transaction with our products or services, result in a loss of customers of our products and services and of real estate partners and result in additional costs, any of which could harm our business, results of operations and financial condition.
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
A failure of our systems at one site could result in reduced functionality for our customers, and a total failure of our systems could cause our mobile apps or websites to be inaccessible or for us to be unable to carry out day-to-day operations.

Problems faced by our third-party web-hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party web-hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing needs for capacity, our customers, real estate partners and business could be harmed. In addition, if distribution channels for our mobile apps experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile apps, which could harm our business.
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
A limited number of third-party services support essential functions of our business, including Amazon Web Services (“AWS”) and certain other cloud communications platform-as-a-service (“CPaaS”), Infrastructure-as-a-Service (“IaaS”) and SaaS technologies hosted by third parties (together with CPaaS and IaaS, “Cloud Services”). AWS provides us with a distributed computing infrastructure platform for business operations, which is commonly referred to as a “cloud” computing service. Certain of our computer systems utilize data processing, storage capabilities and other services provided by AWS, and we currently run the vast majority of computing to power our mobile apps, websites, and other technology products and services on AWS, as our preferred cloud provider. In addition, we use Cloud Services to support important functions of our business, including enterprise resource planning, accounting, including revenue recognition, real estate transaction services, customer communications, and customer relationship management. We store a significant amount of information about our customers, real estate partners, employees, and business on AWS and in the Cloud Services, and we rely on these third-party service providers to provide services on a timely and effective basis. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations. In light of our reliance on AWS and Cloud Services, coupled with the complexity of obtaining replacement services, any disruption of, or interference with, or change in terms that impacts our use of or the cost to use these third-party services could adversely impact our operations and business.
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
Zillow Home Loans currently offers a number of mortgage products to customers including conventional conforming, government loan guarantee, and non-conforming jumbo loan programs. Such offerings are subject to change based on various factors such as availability, business needs and customer demand. If these programs do not meet the financing needs of our customers, and we do not adapt to market changes and customer preferences, whether through new product offerings or otherwise, customers may opt to obtain financing from other lenders who offer different or more competitive rates or loan products. Similarly, if any of the government sponsored entities or government loan guarantee programs amend the terms of an existing loan program, cease offering the program, limit our ability to use the program or revoke the authority of Zillow Home Loans to offer such programs, we may have to make changes to or discontinue the mortgage products that we offer, which may negatively affect our business.
Zillow Home Loans may not be able to continue to grow its mortgage origination operations, which could negatively affect our Mortgages revenue, our results of operations, and our overall financial condition.
Zillow Home Loans’ mortgage origination operations consist of providing purchase money loans to homebuyers and refinancing existing loans. The volume of originations of purchase money mortgage loans by Zillow Home Loans and future growth is impacted by, among other things, awareness of Zillow Home Loans and use of other Zillow products and services during the home buying and selling process. Changes to the other products and services that Zillow or its real estate partners provide may negatively impact demand for Zillow Home Loans. In addition, our ability to secure relationships with traditional business clients may influence our ability to grow our mortgage origination operations. Our production and consumer direct lending operations are also subject to overall market factors that can impact our ability to grow our loan production volume. For example, elevated and volatile interest rates, affordability challenges, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our mortgage origination operations, this could adversely affect our business.
Zillow Home Loans is dependent on United States government-sponsored entities and government agencies, and any actions by these entities or changes in these entities or their operations could adversely affect our mortgage operations, liquidity, financial condition and results of operations.
The ability of Zillow Home Loans to generate revenue through loan sales depends, in part, on its participation in programs administered by government agencies such as the United States Department of Housing and Urban Development’s Federal Housing Administration (“FHA”), the United States Department of Veterans Affairs, the United States Department of Agriculture, or government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Presently, some of the loans Zillow Home Loans originates are sold on a direct basis to a GSE, while others are sold “whole loan” to individual investors on the secondary market. If any of these government agencies or GSEs limit Zillow Home Loans’ ability to participate in any of these programs, or if the operation of any of these government agencies or GSEs or the programs they administer are eliminated or changed, our mortgage operations and our overall liquidity, financial condition, and results of operations may be adversely affected.
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

Zillow Home Loans operates in a highly regulated industry, and federal, state, and local laws and regulations, including many that are continually changing or subject to judicial interpretation, could materially and adversely affect our business, financial condition and results of operations.
Zillow Home Loans is required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which it conducts its mortgage origination operations, including the manner in which mortgage services are marketed or made available. These regulations directly impact Zillow Home Loans’ operations and require constant compliance, monitoring and internal and external audits.
Zillow Home Loans’ actual or perceived failure to operate effectively and in compliance with these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition and results of operations. For example, Zillow Home Loans’ failure to comply with these laws, regulations and rules may result in increased costs of doing business, changes to the way we operate our mortgage operations or to our mortgage growth strategy, reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, forfeiture or refunds on fees collected on loan originations, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations.
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
Our financial performance is directly affected by changes in prevailing interest rates and home prices, which in turn, impact the affordability of a home. Our financial performance may be adversely affected or be subject to substantial volatility because of changes in, and volatility of, prevailing interest rates, which may be impacted by a number of factors. For example, in recent years, due to inflationary pressures and evolving Federal Reserve policy, there was an increased degree of uncertainty and unpredictability concerning current and future interest rates, which had an adverse effect on our results of operations.
Consumer demand for certain mortgage products and loan types is frequently driven by market conditions, interest rates and rate volatility, lender fees, and other transaction costs. If interest rates remain elevated or fluctuate significantly, our business could be adversely affected if we are unable to increase our share of purchase mortgages or if affordability challenges contract the total addressable market. In either case, our mortgage origination operations and our overall financial results could be harmed.
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

We cannot ensure that our operations do not, or will not, infringe valid, enforceable patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. We cannot ensure that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that such patents will not be challenged by third parties or found to be invalid or unenforceable, or that our patents will be effective in preventing third parties from utilizing a “copycat” business model to offer the same products or services. Aspects of the technology underlying our Zestimate home valuation model, for example, which we consider to be a trade secret affording us a key competitive advantage with respect to customer engagement, are currently protected by patents, the loss of which could benefit comparable services provided by our competitors and result in decreased user traffic and engagement with our mobile apps and websites, thereby harming our results of operations and financial condition. In addition to our patented technology, our Zestimate home valuation model uses a significant amount of proprietary, trade secret methodology. Any accidental disclosure, or disclosure in response to litigation or regulatory inquiries, that does not include confidential information protection could harm our competitive advantage.

Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as patents, trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. Though certain of these third parties are obligated to indemnify us for breaches of our intellectual property rights, they may be unable to meet these obligations. In addition, we rely on intellectual property and technology developed or licensed by third parties, including media incorporated into real estate listings, and we may not be able to obtain licenses and technologies from these third parties on reasonable terms or at all. Any of these events could harm our business, results of operations or financial condition.

In addition, we may actively pursue entities that infringe our intellectual property, including through legal action. Taking such action may be costly, and we cannot ensure that such actions will be successful. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our results of operations or financial condition. Similarly, we may not be able to adequately protect innovations resulting from AI due to existing copyright and patent laws.

Intellectual property disputes are costly to defend and could harm our business, results of operations, financial condition and reputation.

Currently, and from time to time, we face allegations that we have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties. If we are not successful in defending ourselves against these claims, we may be required to pay damages, make changes to our products and services, and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation. As we grow our business and expand our operations, we expect that we will continue to be subject to intellectual property claims and allegations. Patent and other intellectual property disputes or litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products, services or features, purchase licenses that may be expensive to procure, or modify our products or services. In addition, patent or other intellectual property disputes or litigation may result in significant settlement costs. Any of these events could harm our business, results of operations, financial condition and reputation.

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

From time to time, third parties have misappropriated our data through website scraping, robots or other means, and aggregated this data on their websites with data from other companies. In addition, copycat websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our websites. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. We may not be able, however, to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations or may excessively degrade the availability and performance of our websites and mobile apps. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the impact of the operation of such websites. In addition, if such activity creates confusion among customers or real estate partners, our brands and business could be harmed. This misappropriation of data may also harm our relationships with any third party data providers who originally licensed the data to us, including potentially breaching our agreements with these third parties depending on the terms of each license agreement. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition.
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

Our distributed workforce may subject us to employment laws, including employment taxes, in many states and localities in the United States and certain foreign jurisdictions, and may increase the costs and expenses we incur to comply with or seek compliance with these laws. Our international workforce subjects us to additional employment, tax, data protection, export control, and intellectual property risks, including risks related to permanent establishment, misclassification, and inconsistent enforcement across jurisdictions, which could increase costs, expose us to penalties, or impair our ability to operate efficiently. Our ability to employ certain individuals depends on obtaining and maintaining appropriate work authorizations and visas, and changes in immigration laws or enforcement practices could adversely affect our workforce or disrupt our operations. In addition, contingent workers engaged by the Company throughout the United States and other current and future global locations may subject us to laws and taxes in those jurisdictions and may increase the costs and expenses we incur to comply with applicable laws and maintain adequate protection of our rights, including intellectual property rights.

In addition, by providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, discrimination/hate speech, tenant screening, and privacy, among other issues. The real estate agents, mortgage professionals, banks, property managers, rental agents and certain of our other customers and advertisers are subject to various state and federal laws and regulations, including, but not limited to those relating to real estate, rentals and mortgages, which may impact their use of our mobile apps and websites. We cannot ensure that these individuals and entities will comply with applicable laws and regulations, including any future changes to those laws and regulations, at all times. We endeavor to ensure that any content displayed by Zillow Group is consistent with such laws and regulations by obtaining assurances of compliance from our advertisers and customers for their activities through, and the content they provide on, our mobile apps and websites.

In connection with the real estate transaction products and services that we provide, we maintain real estate brokerage, title and escrow, mortgage broker, insurance agent/producer and mortgage lender licenses in the markets in which we operate those regulated products and services. Certain of our mortgage marketing products are operated by our wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker, and we originate residential mortgages through Zillow Home Loans, a licensed mortgage lender. Zillow Group Marketplace, Inc. and Zillow Home Loans are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as a licensed mortgage broker and licensed mortgage lender, respectively. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, and also by the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include but are not limited to the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and various other federal, state and local laws. The CFPB, FTC, and other federal agencies also have broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive.

Regulatory scrutiny, including by state and federal regulators, of AI/automated underwriting, digital mortgage comparison shopping platforms, dark patterns, property valuation and marketing models, coupled with changing fair housing and fair lending enforcement priorities, may impact our ability to adapt our business and maintain compliance, which may affect our business operations, financial condition or results of operations. State laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

A number of our personnel are required to maintain licenses, including individual real estate agent or broker licenses; title and escrow agent licenses; insurance agent/producer, mortgage broker, and mortgage loan originator licenses; and mortgage lender licenses. In addition, for certain company licenses that we hold, we are required to designate individual licensed brokers of record, qualified individuals and control persons. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with real estate, title and escrow, insurance and mortgage licensing and consumer protection laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If we, or our licensed personnel, apply for new licenses, we may become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we, or our licensed personnel, are required to obtain additional licenses in that state in order to operate our business, or if we or our licensed personnel lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we or our licensed personnel may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Compliance with these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

Other states have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. We also have operations outside of the United States, including in Canada, and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) imposes strict requirements for processing personal data and there are also various provincial and territorial privacy laws that govern the protection of personal data. In addition, our international workforce also subjects us to data protection laws in certain other jurisdictions, including the European Union’s General Data Protection Regulation (GDPR). These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state consumer protection laws, as well as requirements imposed by private parties such as telecommunications carriers. We also assist with the processing of customer credit card transactions and consumer credit report requests, originate mortgage loans, perform real estate closings and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. Processing of this type of information is increasingly subject to legislation and regulation in the United States, including under the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. These laws and regulations are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations. Further, restrictions implemented on the platforms through which our websites and apps are accessed, such as mobile operating systems, may impede the effectiveness of our marketing efforts and ability to measure the effectiveness of those efforts, reducing our ability to market our products and services and grow our customer base. A number of states have in place laws regulating the interception of electronic communications; if a court were to conclude that our monitoring of user activity violates such laws, our ability to understand our customers, and therefore the effectiveness of our product offerings and marketing efforts, could be reduced.

Our employees and personnel use AI technologies to perform their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, copyright infringement claims, and consumer lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.

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

We are from time to time involved in, and have in the past or may in the future be subject to, claims, suits, government investigations, enforcement actions, and other proceedings (collectively, “legal proceedings”) that may result in adverse outcomes, including reputational harm.

We are from time to time involved in, and have in the past or may in the future be subject to, legal proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, mortgage brokering, mortgage origination, real estate, real estate brokerage, environmental, data protection, antitrust, the Real

Estate Settlement Procedures Act of 1974 (RESPA), fair housing or fair lending, compliance with securities laws, or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters. We are also from time to time involved in, and have in the past or may in the future be subject to, legal proceedings arising from or related to discontinued products and services, including actions with respect to the purchase, renovation and resale of properties, including homes previously held in our inventory.

The number and scope of potential legal proceedings may increase as our business expands and our products and services evolve. For example, during 2025, among other claims, we were named in complaints filed by the Federal Trade Commission, certain state attorneys general, Compass, Inc., CoStar Group, Inc., and consumer plaintiffs in a purported class action, alleging antitrust, intellectual property, consumer protection, RESPA, and other claims. See Part II, Item 8 in Note 13 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information about certain of these and other legal proceedings.

These and other legal proceedings that we are, have, or may be involved in are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel, reputational harm and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, fines, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

In some instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and they may be unable to, or fail to, fulfill such obligations. If such third parties fail to indemnify us, we may be financially responsible, which could adversely affect our financial condition.
Risks Related to Our Financial Position

We have incurred significant operating losses in the past and we may not be able to sustain or increase our revenue growth or generate sufficient revenue to be profitable over the long term.

We have incurred significant net operating losses in the past and, as of December 31, 2025, we had an accumulated deficit of $1.9 billion. We may not be able to sustain or increase levels of revenue or revenue growth consistent with recent quarters, or at all. It is possible that our growth rate may decline in the future as the result of a variety of factors, including the maturation of our business or if we are unable to successfully execute on our growth strategy. At the same time, we also expect certain of our costs to increase in future periods as we continue to expend substantial financial resources to develop and expand our business, which may include:

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

Further, a failure by Zillow Home Loans to operate at a profit could place its FHA Title II lender authorization, and therefore its eligibility to participate in the FHA loan program and its status as a HUD-approved mortgage lender, in jeopardy, which could adversely impact our relationship with Fannie Mae and Freddie Mac, limit our ability to sell loans to third party financial institutions, and adversely impact our ability to utilize our credit facilities. Any such adverse impacts could threaten Zillow Home Loans’ ability to continue operations.

We may not have sufficient cash flow from our business to pay our debt obligations.

We have historically utilized several forms of debt to provide capital for the continued growth and operation of our business. Our indebtedness currently consists of mortgage credit facilities with an aggregate maximum borrowing capacity of $600 million as of December 31, 2025. We entered into a $500 million Revolving Credit Facility in January 2026, none of which has been drawn as of the date of this Annual Report on Form 10-K. Our ability to repay outstanding borrowings, pay interest on, or refinance our indebtedness depends on our future performance and, if applicable, the value of collateral, which is subject to economic, industry, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to extend or refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

The credit facilities that provide capital for Zillow Home Loans include covenants and other provisions that may restrict our operating activities, and have a material effect on our liquidity. They also incorporate variable interest rates that subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Zillow Home Loans has entered into master repurchase agreements to provide capital for the growth and operation of our mortgage origination operations. The terms of these master repurchase agreements and related financing documents require Zillow Home Loans to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth, leverage ratios, net income and adequate insurance coverage. These covenants may limit our operational flexibility and may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Additionally, undrawn amounts are generally not committed, meaning the applicable lender may not be obligated to advance loan funds in excess of outstanding borrowings. Refer to Note 8 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our Zillow Home Loans master repurchase agreements. Upon the occurrence of any event of default under these master repurchase agreements, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, even in the absence of a payment default. A default under one of our master repurchase agreements could result in a cross-default under other master repurchase agreements and our lenders could elect to declare outstanding amounts due and payable or terminate their commitments. If we fail to repay the amounts due under our master repurchase agreements, the lenders of such master repurchase agreements may proceed against the collateral granted to secure the credit facilities. The majority of loans originated by Zillow Home Loans are pledged as collateral to secure such indebtedness. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations.

Certain of our debt agreements are subject to margin calls based on the lender’s opinion of the value of the collateral securing such financing. A margin call would require the borrower to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material effect on our liquidity.

At December 31, 2025, $364 million of our borrowings under our master repurchase agreements was at variable rates of interest, thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, adversely affecting our financial results.

The Revolving Credit Facility contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the Revolving Credit Facility, our operations may be interrupted and our business, results of operations, and financial condition could be adversely affected.

The Revolving Credit Facility contains customary conditions to borrowing, events of default, covenants, and other provisions that may limit our flexibility to take certain actions. The covenants include restrictions on our ability to incur indebtedness, grant liens, make investments, make distributions or other restricted payments, or engage in certain transactions, and under certain conditions require us to comply with a total net leverage ratio. The obligations under the Revolving Credit Facility are secured by a first lien on substantially all the assets of the Company and certain of its subsidiaries, with customary exceptions.

Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants could result in a default under the Revolving Credit Facility. Such a default could reduce or suspend the availability of borrowings under the Revolving Credit Facility or could permit lenders to accelerate the maturity of outstanding amounts, if any, under the Revolving Credit Facility, which in turn could result in adverse consequences that negatively impact our business, the market price for our stock, our other financing arrangements, or our ability to obtain other financing in the future. Further, upon an event of default, the lenders could exercise remedies against the collateral granted to secure the Revolving Credit Facility, which could limit our financial and operational flexibility and adversely affect our liquidity or financial condition.

If we draw upon the Revolving Credit Facility, amounts borrowed would bear interest at variable rates, thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on any borrowed amounts would increase even if the amount borrowed remained the same, adversely affecting our financial results.

We may not be able to raise additional capital to support the operation and growth of our business on terms acceptable to us, or at all.

Growing and operating our business, including through the development of new and enhanced products and services, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs or fund future growth and development, we may draw on the Revolving Credit Facility or need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Refer to Note 8 and Note 17 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information on the master repurchase agreements we utilize to provide capital for Zillow Home Loans and the Revolving Credit Facility, respectively. We may decide to raise additional capital at levels or under terms that prove to be unfavorable or at times and share prices that prove to be disadvantageous based on changes in market conditions. Such decisions may negatively impact our financial position and/or future ability to raise capital. Financing arrangements we maintain, pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which could harm our ability to grow our operations.

We rely on assumptions, estimates, and business data to calculate our key performance indicators and other business metrics, and real or perceived inaccuracies in these metrics may harm our reputation and negatively affect our business.

Certain of our performance metrics are calculated using third party applications, such as Adobe Analytics and Comscore, or internal company data that have not been independently verified. There are inherent challenges in measuring such information. For example, our measurement of visits and unique users may be affected by applications that automatically contact our servers to access our mobile apps and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user or as a visit on the day such contact occurs. In addition, certain other metrics, including our calculation of the total transaction value underlying For Sale revenue per TTV, may be affected by the availability and quality of public records and other data collected and estimated.

We regularly review and may adjust our processes for calculating our performance metrics to improve accuracy or for other reasons. For example, in 2024, we began measuring visits to Zillow and StreetEasy and unique users for Zillow, StreetEasy and HotPads using an internal measurement tool instead of Google’s Universal Analytics. Our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If real estate professionals, our real estate partners or investors do not perceive our visits, unique users, For Sale revenue per TTV, or other metrics to be an accurate representation of our user engagement and conversion to transactions, or if we discover material inaccuracies in our visits, unique users, For Sale revenue per TTV, or other metrics, our reputation may be harmed, and real estate professionals and advertisers may be less willing to allocate their resources to our products and services, which could negatively affect our business and operating results.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside our control. The other risk factors discussed in this “Risk Factors” section, including those related to the residential real estate industry and general economic conditions, may contribute to the variability of our quarterly and annual results. In addition, our results may fluctuate as a result of seasonal variances in home sales and rental activity, which historically peak in the spring and summer seasons, fluctuations in the quantity of homes available, our remnant advertising, and the size and seasonal variability of our real estate partners’ marketing budgets. The seasonal variance and cyclical nature of home sales may contribute to the variability of our results of operations for our mortgage operations, in particular, which seasonality may be masked by business growth. As a result of the potential variations in our results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

As our operations expand, a greater portion of our operating expenses may be denominated in foreign currencies, and fluctuations in foreign exchange rates could increase our operating costs or adversely affect our results of operations.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or income tax liability may be limited. An “ownership change” occurs for these purposes if one or more shareholders (including certain groups of shareholders) that each owns at least 5% of the corporation’s stock by value increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentages within a rolling three-year period. Similar rules may apply under state tax laws. We have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our net operating loss carryforwards and other tax attributes to offset future United States federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.
Risks Related to Ownership of Our Stock

Our Class A common stock and Class C capital stock prices may continue to be volatile, and the value of an investment in our Class A common stock and Class C capital stock may decline.

An active, liquid and orderly market for our Class A common stock and Class C capital stock may not be sustained, which could depress the trading price of our Class A common stock and Class C capital stock. The trading price of our Class A common stock and Class C capital stock has at times experienced price volatility and may continue to be volatile. For example, during the last three fiscal years ending December 31, 2025, the closing price of our Class A common stock has ranged from $32.82 per share to $86.76 per share. During the same time period, the closing price of our Class C capital stock has ranged from $33.68 per share to $90.32 per share. The market price of our Class A common stock and Class C capital stock could be subject to wide fluctuations in response to many of the risk factors discussed in this Annual Report on Form 10-K and others beyond our control, including:

•actual or anticipated fluctuations in our financial condition and results of operations;
•changes in projected operational and financial results;

•addition or loss of significant customers;
•actual or anticipated changes in our growth rate relative to that of our competitors or the industry;
•announcements by us or our competitors of significant mergers, acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
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

Our capital structure as contained in our charter documents has the effect of concentrating voting control with our founders, and limits our shareholders’ ability to influence corporate matters.

Our capital structure includes authorized Class A common stock, Class B common stock, and Class C capital stock. Our Class A common stock entitles its holder to one vote per share, our Class B common stock entitles its holder to 10 votes per share, and our Class C capital stock is nonvoting. All shares of Class B common stock have been and are held or controlled by our founders, Richard Barton and Lloyd Frink. As of December 31, 2025, Mr. Barton’s holdings and Mr. Frink’s holdings represented approximately 35% and 22.7%, respectively, of the voting power of our outstanding capital stock.

For the foreseeable future, Mr. Barton and Mr. Frink will therefore have significant control over our management and affairs and will be able to control most matters requiring shareholder approval, including the election or removal (with or without cause) of directors and the approval of any significant corporate transaction, such as a merger or other sale of us or our assets. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law or as expressly provided in our amended and restated articles of incorporation), the issuance of Class C capital stock (instead of Class A common stock) could prolong the duration of Mr. Barton’s and Mr. Frink’s relative ownership of our voting power. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that our shareholders may otherwise support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock or Class C capital stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of our Class A common stock and Class C capital stock due to negative perception by investors, stockholder advisory firms, or other stakeholders. In addition, repurchases of our Class A common stock could increase Mr. Barton’s and Mr. Frink’s relative ownership of our voting power.

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

In addition, we may in the future issue additional equity or securities convertible into equity, including shares of Class C capital stock, for financings, acquisitions, or equity incentives. If we issue shares of Class C capital stock in the future, such issuances would have a dilutive effect on the economic interest of our existing shareholders. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock and Class C capital stock.

We cannot guarantee that activity under our Repurchase Authorizations will enhance shareholder value, and repurchases could affect the price of our Class A common stock and Class C capital stock.

As of December 31, 2025, $711 million remained available under the Repurchase Authorizations, which do not have an expiration date. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Our repurchase program may be suspended or discontinued at any time without prior notice, and our Board may authorize the repurchase of additional securities under the program. Repurchases pursuant to the Repurchase Authorizations could affect the price of our Class A common stock and Class C capital stock and increase volatility in such securities.

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
•specify that special meetings of our shareholders can be called only by the chair(s) of our Board, our Board, our chief executive officer, our president or, prior to the threshold date, holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at any such special meeting;
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

Prior to the threshold date, our directors can be removed with or without cause by holders of our Class A common stock and Class B common stock, voting together as a single group, and vacancies on the Board may be filled by such shareholders, voting together as a single group. Given the structure of our capital stock, our founders, Richard Barton and Lloyd Frink, who hold or control our Class B common stock, will have the ability for the foreseeable future to control these shareholder actions. See the risk factor above titled “Our capital structure as contained in our charter documents has the effect of concentrating voting control with our founders, and limits our shareholders’ ability to influence corporate matters.”

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

Risk Management, Strategy and Management Oversight

We have an enterprise risk management function responsible for the oversight and assessment of ongoing and emerging risks to our business operations and the integrity of our data, including the impact of cybersecurity risks. Our enterprise risk management team maintains a steering committee that oversees and opines on our processes to identify, prioritize and assess key risks, including risks related to cybersecurity. The steering committee is composed of senior leaders with visibility into our key risks. These members have expertise in the areas of risk management, business strategy, information technology, cybersecurity, legal and compliance, finance, and business products, among others. In partnership with other stakeholders, this steering committee monitors risk exposures, promotes risk-management strategies, and implements acceptance and notification criteria. The activities of the steering committee are overseen by the Audit Committee of our Board (the “Audit Committee”).

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

Our internal audit team conducts security controls testing over systems in scope for various regulatory and compliance requirements. In addition, management performs periodic third-party risk assessments, vulnerability testing, and system and cloud security assessments against our information technology environment. Management also engages third-party external auditors to perform independent testing against all systems in scope for our regulatory and customer-driven compliance obligations.

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
Item 2. Properties.
We have various operating leases for office space which are summarized in the table below as of December 31, 2025.

Location	Purpose	Approximate Square Feet(1)	Principal Lease Expiration Dates
Seattle, Washington	Corporate headquarters for Zillow Group	113,470	2032
Irvine, California	General office space	60,714	2032
New York, New York	General office space	22,119	2030
San Francisco, California	General office space	13,347	2032
(1)Excludes square footage of subleased space.
In addition, we lease office space in several other locations, primarily in the United States. See Note 2 and Note 7 of Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments. We believe our facilities are adequate for our current needs.
Item 3. Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 13 under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Holders of Record
As of February 4, 2026, there were 245, three, and 158 holders of record of our Class A common stock, our Class B common stock, and our Class C capital stock, respectively. This does not include beneficial holders whose stock is held in “street name” through brokers or other nominees.
Dividends
We have never declared or paid a cash dividend on our common or capital stock and we intend to retain all available funds and any future earnings to fund the development and growth of our business. We therefore do not anticipate paying any cash dividends on our common or capital stock in the foreseeable future. Any future determinations to pay dividends on our common or capital stock would depend on our results of operations, our financial condition and liquidity requirements, restrictions that may be imposed by applicable law or our contracts and any other factors that our Board may consider relevant.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the fiscal year ended December 31, 2025.

Purchases of Equity Securities by the Issuer
The following table summarizes our share repurchases during the three months ended December 31, 2025 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
October 1 - October 31, 2025	—	—	$—	$—	—	$943
November 1 - November 30, 2025	1,550	—	68.11	—	1,550	837
December 1 - December 31, 2025	1,849	—	68.53	—	1,849	711
Total	3,399	—			3,399

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Zillow Group, Inc. Class A
Zillow Group, Inc. Class C
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on 2025 and 2024 financial condition and results of operations and year-to-year comparisons between 2025 and 2024. Similar discussion of our 2023 financial condition and results and year-to-year comparisons between 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Overview of our Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate app and website in the United States, Zillow connects hundreds of millions of consumers with innovative technology, trusted agents and loan officers, and seamless digital solutions. With industry-leading tools and resources, Zillow supercharges real estate professionals so they can grow their businesses and deliver exceptional client experiences. For renters and housing providers, Zillow offers not only a robust marketplace but a set of end-to-end products and services to streamline applications, leases, payments and more. Zillow’s ecosystem spans the entire home journey — from dreaming and shopping to renting, buying, selling and financing.
Our portfolio of affiliates, subsidiaries and brands includes Zillow, Zillow Premier Agent, Zillow Home Loans, our mortgage origination operations and affiliate lender, Zillow Rentals, Zillow New Construction, Trulia, StreetEasy, Out East, HotPads, Follow Up Boss, ShowingTime, dotloop and Zillow Closing.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, elevated and volatile mortgage interest rates, changes in rental inventory and occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data published by NAR, TTV increased 3% during the year ended December 31, 2025 as compared to the year ended December 31, 2024. We continue to invest in the growth of our business, which we believe has resulted in year over year total revenue results, described below, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, that exceeded industry performance for the same period. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Revenue Overview
Our revenue is classified into four categories: Residential, Mortgages, Rentals and Other. Our “For Sale revenue” subtotal includes our Residential and Mortgages revenue categories and represents our revenue from participation in residential real estate purchase and sale transactions.
Residential. Residential revenue includes revenue generated from our agent and software offerings and revenue derived from our New Construction marketplace and StreetEasy for sale product offerings. Agent offerings include Premier Agent market-based pricing, Zillow Preferred (formerly Flex) and Zillow Showcase. Software offerings primarily include Follow Up Boss, dotloop, and ShowingTime.
Premier Agent advertising products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance (“Zillow Preferred,” which was introduced as the next chapter for our Flex program in the fourth quarter of 2025) basis. Connections are delivered when consumer contact information is provided to Premier Agent partners. We do not promise any minimum or maximum share of connections to customers for either market-based pricing or Zillow Preferred.

For Premier Agent market-based pricing, connections are distributed to Premier Agent partners in proportion to their share of voice, or a Premier Agent partner’s share of total advertising purchased in a particular zip code.
With the Zillow Preferred model, Premier Agent partners are provided with leads and pay a performance advertising fee when a real estate transaction is closed with one of the leads, generally within two years.
Zillow Showcase is an advertising and marketing solution which allows real estate agents to advertise an enhanced listing on our mobile apps and websites.
Follow Up Boss revenue primarily consists of our SaaS customer relationship management system which provides real estate agents, teams and brokerages with a central hub to manage real estate transactions from connection to close.
Dotloop is a real estate transaction management SaaS solution. ShowingTime primarily generates revenue through Appointment Center, which is a SaaS and call center solution allowing real estate agents, brokerages and MLSs to efficiently schedule real estate viewing appointments on behalf of their customers.
Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community or cost per impression basis.
StreetEasy for-sale revenue primarily consists of our StreetEasy Experts and StreetEasy subscription offerings. StreetEasy Experts is our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance referral fee only when a real estate purchase transaction is closed with one of the leads. Revenue generated through StreetEasy subscription offerings includes the sale of advertising and a suite of tools to developers, property managers, agents and other market professionals on a cost per property basis.
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
Mortgages. Mortgages revenue primarily includes revenue generated through mortgage originations and the related sale of mortgages on the secondary market through Zillow Home Loans and revenue from advertising sold to mortgage lenders and other mortgage professionals on a cost per lead basis, primarily through our Connect services.
Other. Other revenue includes revenue generated primarily by display advertising.
For additional information on our revenue categories, see Note 2 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Financial Overview
For the years ended December 31, 2025 and 2024, we generated total revenue of $2.6 billion and $2.2 billion, respectively, representing a year-over-year increase of 16%. The increase in total revenue was primarily attributable to the following:
Rentals Revenue
•Rentals revenue increased by $177 million, or 39%, to $630 million, due to increases in quarterly revenue per average monthly rentals unique visitor and average monthly rentals unique visitors.
For Sale Revenue
•Residential revenue increased by $110 million, or 7%, to $1.7 billion, due to increases in residential revenue per visit and the number of visits.
•Mortgages revenue increased by $54 million, or 37%, to $199 million, driven by an increase in mortgage originations revenue.
For the years ended December 31, 2025 and 2024, we generated gross profit of $1.9 billion and $1.7 billion, respectively, representing a year-over-year increase of 12%.

Key Metrics
Management has identified visits, unique users, For Sale revenue per TTV, and the volume of loans originated through Zillow Home Loans as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile apps, websites and other services. We believe highly engaged consumers are more likely to use our products and services, including Zillow Homes Loans, or be transaction-ready real estate market participants and therefore more sought-after by our Premier Agent partners.
We define a visit as a group of interactions by users with our Zillow, Trulia and StreetEasy mobile apps and websites. A single visit can contain multiple page views and actions, and a single user can open multiple visits across domains, web browsers, desktop or mobile devices. Visits can occur on the same day, or over several days, weeks or months.
Zillow and StreetEasy measure visits using an internal measurement tool, and Trulia measures visits with Adobe Analytics. Visits to Trulia end after thirty minutes of user inactivity. Visits to Zillow and StreetEasy end after thirty minutes of user inactivity or at midnight. From January 1, 2024 through June 30, 2024, we measured visits to StreetEasy using Google’s Universal Analytics. Since July 1, 2024, we have measured visits to StreetEasy using an internal measurement tool. Through Universal Analytics, visits to StreetEasy ended either: (i) after thirty minutes of user inactivity or at midnight; or (ii) through a campaign change. A visit ends through a campaign change if a visitor arrived via one campaign or source (for example, via a search engine or referring link on a third-party website), left the mobile app or website, and then returned via another campaign or source.
We believe that using an internal measurement tool to measure visits to Zillow and StreetEasy allows us to maintain control over and provide greater insight into our end-to-end data as we enhance our broader long-term analytics strategy, while also becoming less reliant on third-party providers.
The following table presents the number of visits to our mobile apps and websites for the periods presented (in millions, except percentages):

	Year Ended December 31,		2024 to 2025 % Change
	2025	2024
Visits	9,593	9,308	3%
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile apps and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our revenue depends in part, on users accessing our mobile apps and websites to engage in the sale, purchase, renting and financing of homes, including with Zillow Home Loans, and a significant portion of our Residential revenue, Rentals revenue and Other revenue depends on advertisements being served to users of our mobile apps and websites.
We count a unique user the first time an individual accesses one of our mobile apps using a mobile device during a calendar month and the first time an individual accesses one of our websites using a web browser during a calendar month. If an individual accesses our mobile apps using different mobile devices within a given month, the first instance of access by each such mobile device is counted as a separate unique user. If an individual accesses more than one of our mobile apps within a given month, the first access to each mobile app is counted as a separate unique user. If an individual accesses our websites using different web browsers within a given month, the first access by each such web browser is counted as a separate unique user. If an individual accesses more than one of our websites in a single month, the first access to each website is counted as a separate unique user since unique users are tracked separately for each domain.
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
Due to technological limitations, user software settings, or user behavior, our internal measurement tool and Universal Analytics may assign a unique cookie to different instances of access by the same individual to our mobile apps and websites. In such instances, although these tools capture the number of unique users in accordance with the defined methodology, there are inherent limitations in measuring the number of unique individuals accessing our mobile apps and websites.
The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Year Ended December 31,		2024 to 2025 % Change
	2025	2024
Average monthly unique users	235	221	6%
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

We calculate For Sale revenue per TTV as total For Sale revenue for the relevant period divided by the aggregate TTV for the same period. TTV is calculated as the number of existing residential homes sold during the relevant period multiplied by the average sales price of existing residential homes sold during the same period.

Prior to the year ended December 31, 2025, TTV was calculated and reported using existing-home sales and average sales price data collected and estimated by Zillow Group as published monthly on our site. Beginning with the year ended December 31, 2025, we calculate and report TTV using existing-home sales and average sales price data published by NAR, an industry-standard, publicly available source of residential real estate transaction data. We made this change to align the calculation of TTV with a widely used industry data source. We believe the use of the NAR data improves comparability of the metric over time.

We have recast TTV and For Sale revenue per TTV for the year ended December 31, 2024 to conform with the revised TTV methodology used for the year ended December 31, 2025, described above. The change in methodology to calculate TTV resulted in an approximately 27% increase in TTV and 22% decrease in For Sale revenue per TTV reported for the year ended December 31, 2024, primarily due to differences in existing residential homes sold and average sales price of existing residential homes sold for the period as collected and estimated by Zillow Group compared to as reported by NAR.

Zillow Group’s presentation of TTV is derived from third-party data published by the NAR, which may be subject to revisions, updates, or changes in methodology. While we believe NAR’s data provides a reliable measure of industry transaction data, changes to the underlying data or methodologies could affect TTV and, as a result, For Sale revenue per TTV in future periods.

The following table presents our For Sale revenue per TTV for the periods presented:

	Year Ended December 31,		2024 to 2025 % Change
	2025	2024
For Sale revenue (in millions)	$1,903	$1,739	9%
Total Transaction Value (in trillions) (1)	$2.2	$2.2	3%
For Sale revenue per Total Transaction Value (in basis points)	8.5	7.9	8%
(1) Estimate for the year ended December 31, 2025 is as of January 2026.
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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Year Ended December 31,		2024 to 2025 % Change
	2025	2024
Purchase loan origination volume	$4,721	$3,092	53%
Refinance loan origination volume	32	27	19%
Total loan origination volume	$4,753	$3,119	52%
Total loan origination volume increased during the year ended December 31, 2025 due to continued growth in Zillow Home Loans purchase loan originations in line with our strategic priorities.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Year Ended December 31,		2024 to 2025		Year Ended December 31,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages)
Revenue:
For Sale revenue:
Residential	$1,704	$1,594	$110	7%	66%	71%
Mortgages	199	145	54	37	8	6
Total For Sale revenue	1,903	1,739	164	9	74	78
Rentals	630	453	177	39	24	20
Other	50	44	6	14	2	2
Total revenue	$2,583	$2,236	$347	16%	100%	100%
Total revenue increased $347 million, or 16%, to $2.6 billion:
Rentals Revenue
•Rentals revenue increased $177 million, or 39%. The increase in Rentals revenue was primarily driven by a 31% increase in quarterly revenue per average monthly rentals unique visitor to $4.77 for the year ended December 31, 2025 as compared to $3.65 for the year ended December 31, 2024, primarily driven by a 58% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 6% to 33 million during the year ended December 31, 2025 from 31 million during the year ended December 31, 2024. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites, and on Realtor.com and beginning in February 2025, Redfin and its sites, including Rent.com and ApartmentGuide.com. We expect Rentals revenue to increase in absolute dollars during the three months ending March 31, 2026, primarily driven by growth in multifamily revenue from the addition of new rental properties and in revenue per property as property managers upgrade their advertising spend.

For Sale Revenue
•Residential revenue increased $110 million, or 7%. The increase in Residential revenue was partially driven by a 4% increase in Residential revenue per visit to $0.178 for the year ended December 31, 2025 from $0.171 for the year ended December 31, 2024, primarily due to growth in our Premier Agent revenue driven by continued improvement in our ability to connect high-intent customers to agents, an increase in ShowingTime revenue driven by increasing adoption of our software services by sellers and listing agents, and continued growth in new construction and Follow Up Boss revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. The increase in Residential revenue was also attributable to a 3% increase in the number of visits to 9.6 billion for the year ended December 31, 2025, from 9.3 billion for the year ended December 31, 2024. We expect Residential revenue to increase in absolute dollars during the three months ending March 31, 2026, primarily due to the impact of seasonality on the real estate market.
•Mortgages revenue increased $54 million, or 37%, driven by a $55 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 52% increase in total loan origination volume to $4.8 billion for the year ended December 31, 2025 from $3.1 billion for the year ended December 31, 2024, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume.
Adjusted EBITDA
The following table summarizes net income (loss) and Adjusted EBITDA for each of the periods presented (in millions, except percentages):

					% of Revenue
	Year Ended December 31,		2024 to 2025		Year Ended December 31,
	2025	2024	$ Change	% Change	2025	2024
Net income (loss)	$23	$(112)	$135	121%	1%	(5)%
Adjusted EBITDA	$622	$498	$124	25%	24%	22%
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in millions):

	Year Ended December 31,
	2025	2024
Net income (loss)	$23	$(112)
Income taxes	2	5
Other income, net	(77)	(127)
Depreciation and amortization	264	240
Share-based compensation	390	448
Impairment costs	2	6
Acquisition-related costs	—	1
Loss on extinguishment of debt	—	1
Interest expense	18	36
Adjusted EBITDA	$622	$498

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Year Ended December 31,		2024 to 2025		Year Ended December 31,
	2025	2024	$ Change	% Change	2025	2024

	(in millions, except percentages)
Cost of revenue	$668	$527	$141	27%	26%	24%
Gross profit	1,915	1,709	206	12	74	76
Operating expenses:
Sales and marketing	843	790	53	7	33	35
Technology and development	607	585	22	4	23	26
General and administrative	497	524	(27)	(5)	19	23
Impairment costs	2	6	(4)	(67)	—	—
Acquisition-related costs	—	1	(1)	N/A	—	—
Total operating expenses	1,949	1,906	43	2	75	85
Loss on extinguishment of debt	—	1	(1)	N/A	—	—
Other income, net	77	127	(50)	(39)	3	6
Interest expense	18	36	(18)	(50)	1	2
Income tax expense	2	5	(3)	(60)	—	—
Cost of Revenue
Cost of revenue consists of expenses related to operating our mobile apps and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile apps and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile apps and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. Cost of revenue also includes credit card fees and ad serving costs paid to third parties, direct costs to provide our rental applications product, and direct costs to originate mortgage loans, including underwriting and processing costs.

Cost of revenue increased $141 million, or 27%, due to increases of $87 million in lead acquisition costs primarily associated with our Redfin rentals syndication agreement, $18 million in depreciation and amortization expense primarily due to an increase in amortization of website development costs, $17 million in ad serving costs to support the growth of our rentals marketplace, $7 million in software and hardware costs, $6 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and $4 million in mortgage loan processing costs.
Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Gross profit increased by $206 million, or 12%, primarily due to an increase in revenue discussed above. Total gross margin decreased from 76% to 74% primarily due to increased lead acquisition costs associated with our Redfin rentals syndication agreement.
Sales and Marketing
Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount-related expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, including the customer connections team and mortgage loan officers and specialists, marketing and public relations employees, depreciation expense and amortization of certain intangible assets recorded in connection with acquisitions and strategic partnerships, including trade names and trademarks and customer relationships.
Sales and marketing expenses increased $53 million, or 7%, due to increases of $40 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, $7 million in depreciation and amortization expense, $6 million related to certain promotional offerings, and $5 million in trade show and event expenses. These increases were partially offset by a $10 million decrease in marketing and advertising costs, primarily due to higher marketing and advertising costs associated with our rentals advertising campaign during the year ended December 31, 2024.
Technology and Development
Technology and development expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for individuals engaged in the design, development and testing of our products, mobile apps and websites and the tools and apps that support our products. Technology and development expenses also include equipment and software maintenance costs and depreciation expense.
Technology and development expenses increased $22 million, or 4%, due to increases of $14 million in headcount-related expenses, including share-based compensation expense, as we continue to invest in human capital to grow our business, and $8 million in software and hardware costs.
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
General and administrative expenses decreased $27 million, or 5%, primarily due to decreases of $43 million in headcount-related expenses, including share-based compensation expense, driven primarily by equity award actions that occurred in August 2022 that impacted the year ended December 31, 2024, $3 million due to the change in fair value of contingent consideration associated with our acquisition of Follow Up Boss, and $3 million in facility expenses driven by cost savings associated with changes in the use of certain office space in our lease portfolio. These decreases were partially offset by increases of $16 million in third-party professional service fees, including legal expenses, and $5 million in software and hardware costs.

Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income, net decreased $50 million, or 39%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily driven by lower interest income on investments due to a decrease in our investment balances as a result of the settlement of the 2024 Notes, 2025 Notes and 2026 Notes.
Interest Expense
Interest expense consists primarily of interest on our previously outstanding convertible senior notes, including the amortization of deferred issuance costs, and on our master repurchase agreements related to our Zillow Home Loans operations.
Interest expense decreased $18 million, or 50%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the settlement of the 2024 Notes, 2025 Notes and 2026 Notes.
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted into law. The Bill provides for significant U.S. tax law changes and modifications and makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, the expensing of domestic research costs, and the business interest expense limitation. The provisions of the Bill did not have a material impact on our consolidated financial statements for the year ended December 31, 2025.
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of December 31, 2025 and December 31, 2024, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several years, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2025, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $70 million (tax effected) as of December 31, 2025.
We recorded income tax expense of $2 million and $5 million for the years ended December 31, 2025 and 2024, respectively, primarily driven by state taxes. Refer to Note 9 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our income taxes.
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
Sources of Liquidity
As of December 31, 2025 and 2024, we had cash and cash equivalents, investments and restricted cash of $1.3 billion and $1.9 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, and, from time to time, U.S. government treasury securities and commercial paper. Investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities and commercial paper. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of December 31, 2025, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility by and among Zillow Group, MFTB Holdco, Inc., Zillow, Inc. (the “Borrower”), the lenders from time to time party thereto, Goldman Sachs Bank USA as administrative agent and as issuing bank, and other issuing banks from time to time party thereto. The Revolving Credit Facility may be increased by an additional $250 million subject to the terms of the credit agreement. Revolving loans on the Revolving Credit Facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, plus an applicable margin or SOFR plus an applicable margin, depending on Zillow Group’s total net leverage ratio. Revolving loans may be borrowed, repaid and reborrowed under the Revolving Credit Facility until January 30, 2031, at which time all amounts borrowed must be repaid. Revolving loans may be prepaid, and revolving loan commitments may be permanently reduced by the Borrower in whole or in part, without penalty or premium. We have not drawn any amounts under the Revolving Credit Facility as of the date of this Annual Report on Form 10-K.
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures, strategic acquisitions and investments and other capital requirements for at least the next 12 months, though we may choose to utilize our Revolving Credit Facility. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operations, debt financing, including the Revolving Credit Facility, and equity offerings, as applicable.
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions):

	Year Ended December 31,
	2025	2024
Cash Flow Data:
Net cash provided by operating activities	$368	$428
Net cash provided by (used in) investing activities	(6)	395
Net cash used in financing activities	(674)	(1,233)
Adjusted free cash flow	420	309
Cash Flows Provided By Operating Activities
Our operating cash flows result primarily from cash received from real estate professionals, rental professionals, mortgage professionals, builders and brand advertisers, as well as cash received from sales of mortgages originated by Zillow Home Loans. Our primary uses of cash from operating activities include marketing and advertising activities, mortgages funded through Zillow Home Loans and employee compensation and benefits. Additionally, uses of cash from operating activities include costs associated with operating our mobile apps and websites and other general corporate expenditures.
For the year ended December 31, 2025, net cash provided by operating activities was $368 million. This was primarily driven by net income of $23 million, adjusted by share-based compensation of $390 million, depreciation and amortization of $264 million, amortization of contract cost assets of $21 million, accretion of bond discount of $9 million, and amortization of right of use assets of $8 million. Changes in operating assets and liabilities reduced cash provided by operating activities by $337 million. The changes in operating assets and liabilities are primarily related to a $227 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, an $82 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $45 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $23 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, and an $11 million decrease in lease liabilities due to contractual lease payments. These changes were partially offset by a $31 million increase in accrued expenses and other current liabilities, a $6 million increase in accounts payable, and a $5 million increase in accrued compensation and benefits, all primarily driven by the timing of payments, and a $7 million increase in deferred revenue related to growth in subscription-based contracts.
For the year ended December 31, 2024, net cash provided by operating activities was $428 million. This was driven by a net loss of $112 million, adjusted by share-based compensation of $448 million, depreciation and amortization of $240 million, accretion of bond discount of $27 million, amortization of contract cost assets of $19 million, amortization of right of use assets of $10 million, impairment costs of $6 million, and $19 million in other adjustments to reconcile net loss to cash provided by operating activities. Changes in operating assets and liabilities reduced cash provided by operating activities by $175 million. The changes in operating assets and liabilities are primarily related to a $74 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $59 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $35 million decrease in lease liabilities due to contractual lease payments, a $21 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, and an $8 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears. These changes were partially offset by a $10 million increase in accrued compensation and benefits driven by the timing of payments and an $8 million increase in deferred revenue related to growth in subscription-based contracts.
Cash Flows Provided By (Used in) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the year ended December 31, 2025, net cash used in investing activities was $6 million. This was primarily the result of $267 million of purchases of property and equipment and intangible assets and $261 million of net proceeds from maturities and sales of investments.
For the year ended December 31, 2024, net cash provided by investing activities was $395 million. This was primarily the result of $573 million of net proceeds from maturities and sales of investments and $171 million of purchases of property and equipment and intangible assets.
Cash Flows Used In Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on the warehouse line of credit and master repurchase agreements related to Zillow Home Loans, settlements of convertible senior notes and capped call transactions, and the payment of contingent consideration up to its acquisition-date fair value.
For the year ended December 31, 2025, net cash used in financing activities was $674 million, which primarily related to $670 million of cash paid for share repurchases, $419 million of cash paid for the settlement of the 2025 Notes, and $30 million related to the settlement of the acquisition date fair value of the first Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $219 million of net borrowings on our master repurchase agreements related to Zillow Home Loans, $188 million of proceeds from the exercise of stock options, and $38 million of proceeds from the settlement of capped call transactions.
For the year ended December 31, 2024, net cash used in financing activities was $1.2 billion, which primarily related to $1.2 billion of cash paid for the settlement of the 2024 Notes and 2026 Notes and for the partial repurchase of the 2025 Notes. Net cash used in financing activities was also due to $301 million of cash paid for share repurchases. The cash outflows were partially offset by $212 million of proceeds from the exercise of stock options and $52 million of net borrowings on our master repurchase agreements related to Zillow Home Loans.
Adjusted Free Cash Flow
To provide investors with additional information regarding our liquidity, we have disclosed Adjusted free cash flow, a non-GAAP financial measure, in this Annual Report on Form 10-K. We have provided a reconciliation below of Adjusted free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure. We define Adjusted free cash flow as net cash provided by operating activities adjusted for purchases of property and equipment, purchases of intangible assets, net borrowings on repurchase agreements, and the initial payment in connection with the Redfin rentals partnership. Borrowings on repurchase agreements are used to fund Zillow Home Loans mortgage loan originations, and we consider them part of our ongoing liquidity management. The initial payment in connection with the Redfin rentals partnership was considered a one-time and nonrecurring cash flow, and we exclude it from our calculation as we believe it impacts the ability to evaluate the liquidity of our business operations on a period-to-period basis.
We have included Adjusted free cash flow in this Annual Report on Form 10-K as it is a key metric used by our management to evaluate the effectiveness of our business strategies and execution and our ability to consistently generate cash from our core operations on a period-to-period basis.
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
The following table provides a reconciliation of Adjusted free cash flow to net cash provided by operating activities for the periods presented (in millions):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$368	$428
Purchases of property and equipment	(133)	(143)
Purchases of intangible assets	(134)	(28)
Net borrowings on repurchase agreements	219	52
Initial payment in connection with Redfin rentals partnership	100	—
Adjusted free cash flow	$420	$309
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
Settlement of Capped Call Transactions
In August 2025, we settled the capped call transactions we entered into in connection with the issuance of the 2026 Notes, resulting in the receipt of approximately 3 million shares of Class C capital stock and $38 million in cash. Subsequent to this settlement, no capped call transactions remain outstanding.
Refer to Note 8 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our 2025 Notes and capped call transactions.
Share Repurchases
On May 2, 2025, the Board authorized the repurchase of up to an additional $1 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $3.5 billion as of December 31, 2025. The Repurchase Authorizations do not have an expiration date. During the year ended December 31, 2025, we repurchased 8 million shares of Class A common stock and 1 million shares of Class C capital stock at an average price of $70.11 and $73.19 per share, respectively, for an aggregate purchase price of $567 million and $103 million, respectively. As of December 31, 2025, $711 million remained available for future repurchases of our stock pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected. For additional information on these authorizations, see Note 8 and Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Facilities
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

			Outstanding Borrowings at December 31,
Lender	Maturity Date	Maximum Borrowing Capacity	2025	2024	Weighted Average Interest Rate at December 31, 2025
JPMorgan Chase Bank, N.A. (1)	April 28, 2026	$200	$126	$72	5.41%
Bank of Montreal (2)	February 26, 2026	150	88	—	5.32%
UBS AG(3)	September 4, 2026	150	85	73	5.45%
Bank of Nova Scotia (4)	June 8, 2026	100	65	—	5.23%
	Total	$600	$364	$145
(1) Agreement was amended on April 29, 2025 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
(2) Agreement was entered into on February 27, 2025.
(3) Agreement was amended and renewed on September 5, 2025 to extend the maturity date to September 4, 2026.
(4) Agreement was entered into on June 9, 2025.

Refer to Note 8 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on Zillow Home Loans’ master repurchase agreements.
Contractual Obligations and Other Commitments

Credit Facilities - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of December 31, 2025, we have outstanding principal amounts of $364 million. Amounts exclude an immaterial amount of estimated interest payments.

Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. For additional information regarding our operating leases and associated obligations, see Note 7 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Contingent Consideration - In connection with the acquisition of Follow Up Boss, we are obligated to pay contingent consideration upon the achievement of certain performance metrics over a three-year period measured at each anniversary of the closing date of the acquisition. As of December 31, 2025, the second earn out period passed resulting in an expected payment of $33 million in February 2026. For additional information regarding this contingent consideration, see Note 3 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Purchase Obligations - We have non-cancelable purchase obligations for content related to our mobile apps and websites, certain cloud computing services and amounts due under certain partnership agreements. For additional information regarding our purchase obligations, see Note 13 to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the housing market and the broader economy has introduced additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates.
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
Accounting for Certain Revenue Offerings
Accrued Revenue. We accrue revenue for certain of our products, primarily our Zillow Preferred, rentals Pay-Per-Lease and StreetEasy Experts offerings. With these pricing models, our customers are provided with leads and pay a performance advertising fee when a real estate transaction is closed, generally within two years, or when a lease is secured with one of the leads we have provided, generally within six months. With these pricing models, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into closed real estate transactions or secured leases and the value of those transactions. As of December 31, 2025, we recorded contract assets of $230 million associated with these products.
Although we do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of real estate transactions to be closed and qualified leases to be secured is resolved, judgment is required to determine the quantity and value of transactions and leases that are expected to be realized in a future period based on the number of leads delivered during the current period. Our estimated revenue is based on several assumptions, which include estimating the conversion rate of a lead to a real estate transaction or qualified lease, estimating the velocity of conversions and estimating the fee amounts likely to be received. Estimates are primarily developed based on historical data and our future expectations based on current market trends.
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
We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our mobile apps and websites, assess the ongoing value of capitalized assets, or determine the estimated useful lives over which the costs are amortized, the amount of website and software development costs we capitalize and amortize could change in future periods.
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
The acquisition of Follow Up Boss in December 2023 included the future payment of consideration contingent upon the achievement of certain performance metrics. The fair value of contingent consideration is recorded as a liability in our consolidated balance sheets and was estimated at the acquisition date using a Monte Carlo simulation and unobservable inputs. These inputs included the probabilities of the achievement of certain performance metrics and the related discount rates. Subsequent to the acquisition date, at each reporting period until the contingencies are resolved, the contingent consideration is remeasured at current fair value with changes recorded in our consolidated statements of operations. Changes in any of the inputs may result in a significant fair value adjustment.
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
We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our share-based compensation expense calculations on a prospective basis. Actual results, and future changes in estimates, may differ substantially from management’s current estimates. As we continue to accumulate additional data related to our Class C capital stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future share-based compensation expense. We expect our share-based compensation expense to decrease in 2026 compared to 2025 as existing awards continue to vest over their respective periods and we focus on mitigating dilution as we issue new awards.
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
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of December 31, 2025 and 2024, we had $364 million and $145 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our interest expense associated with the master repurchase agreements as of December 31, 2025.
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility by and among Zillow Group, MFTB Holdco, Inc., Zillow, Inc. (the “Borrower”), the lenders from time to time party thereto, Goldman Sachs Bank USA as administrative agent and as issuing bank, and other issuing banks from time to time party thereto. The Revolving Credit Facility may be increased by an additional $250 million subject to the terms of the credit agreement. Revolving loans on the Revolving Credit Facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, plus an applicable margin or SOFR plus an applicable margin, depending on Zillow Group’s total net leverage ratio. Revolving loans may be borrowed, repaid and reborrowed under the Revolving Credit Facility until January 30, 2031, at which time all amounts borrowed must be repaid. Revolving loans may be prepaid, and revolving loan commitments may be permanently reduced by the Borrower in whole or in part, without penalty or premium. We have not drawn any amounts under the Revolving Credit Facility as of the date of this Annual Report on Form 10-K; however, we may draw upon the Revolving Credit Facility in the future, which would subject us to further market risk.
For additional details related to our credit facilities and Revolving Credit Facility, see Note 8 and Note 17, respectively, to our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Foreign Currency Exchange Risk
We do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. As we do not have a significant exposure to foreign operations, we do not believe an immediate 10% increase or decrease in foreign currency exchange rates relative to the U.S. dollar would have a material effect on our business, results of operations or financial condition. However, as our operations expand, a greater portion of our operating expenses may be denominated in foreign currencies, and fluctuations in foreign exchange rates could increase our operating costs or adversely affect our results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Zillow Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zillow Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Residential and Rentals Revenue Processed and Recorded using Highly Automated Systems — Refer to Notes 2 and 15 to the Financial Statements
Critical Audit Matter Description
The Company’s Residential and Rentals revenue transactions, which are further described in Note 2 to the financial statements, include a significant volume of data that are processed and recorded using multiple highly automated systems.
The Company’s systems to process and record these types of Residential and Rentals revenue transactions are highly automated, rely on multiple internally developed systems, and involve interfacing significant volumes of data across the systems. Given the complexity of the information technology (IT) environment, the required involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, systems, and automated controls, we considered the audit of certain Residential and Rentals revenue transactions processed and recorded using highly automated systems to be a critical audit matter.

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
February 11, 2026
We have served as the Company’s auditor since 2016.

ZILLOW GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$768	$1,082
Short-term investments	527	776
Accounts receivable, net	149	104
Mortgage loans held for sale	386	159
Prepaid expenses and other current assets	287	210
Restricted cash	5	3
Total current assets	2,122	2,334
Contract cost assets	27	25
Property and equipment, net	350	360
Right of use assets	56	59
Goodwill	2,823	2,823
Intangible assets, net	279	207
Other assets	28	21
Total assets	$5,685	$5,829
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$36	$30
Accrued expenses and other current liabilities	134	105
Accrued compensation and benefits	62	57
Borrowings under credit facilities	364	145
Deferred revenue	69	62
Lease liabilities, current portion	14	14
Convertible senior notes	—	418
Total current liabilities	679	831
Lease liabilities, net of current portion	79	83
Other long-term liabilities	43	67
Total liabilities	801	981
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 46,233,920 and 54,333,292 shares as of December 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 187,994,150 and 181,937,981 shares as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	6,741	6,733
Accumulated other comprehensive income (loss)	2	(3)
Accumulated deficit	(1,859)	(1,882)
Total shareholders’ equity	4,884	4,848
Total liabilities and shareholders’ equity	$5,685	$5,829
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
For Sale revenue:
Residential	$1,704	$1,594	$1,452
Mortgages	199	145	96
Total For Sale revenue	1,903	1,739	1,548
Rentals	630	453	357
Other	50	44	40
Total revenue	2,583	2,236	1,945
Cost of revenue	668	527	421
Gross profit	1,915	1,709	1,524
Operating expenses:
Sales and marketing	843	790	658
Technology and development	607	585	560
General and administrative	497	524	553
Impairment and restructuring costs	2	6	19
Acquisition-related costs	—	1	4
Total operating expenses	1,949	1,906	1,794
Loss from operations	(34)	(197)	(270)
Gain (loss) on extinguishment of debt	—	(1)	1
Other income, net	77	127	151
Interest expense	(18)	(36)	(36)
Income (loss) before income taxes	25	(107)	(154)
Income tax expense	(2)	(5)	(4)
Net income (loss)	$23	$(112)	$(158)
Net income (loss) per share:
Basic	$0.09	$(0.48)	$(0.68)
Diluted	$0.09	$(0.48)	$(0.68)
Weighted-average shares outstanding:
Basic	241,930	234,077	233,575
Diluted	254,117	234,077	233,575
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$23	$(112)	$(158)
Other comprehensive income:
Net unrealized gains on investments	5	2	10
Total other comprehensive income	5	2	10
Comprehensive income (loss)	$28	$(110)	$(148)
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2023	234,268	$—	$6,109	$(1,612)	$(15)	$4,482
Issuance of Class C capital stock upon exercise of stock options	1,829	—	72	—	—	72
Vesting of restricted stock units	6,400	—	—	—	—	—
Share-based compensation expense	—	—	524	—	—	524
Repurchases of Class A common stock and Class C capital stock	(9,523)	—	(424)	—	—	(424)
Issuance of Class C capital stock in connection with an acquisition	380	—	20	—	—	20
Net loss	—	—	—	(158)	—	(158)
Other comprehensive income	—	—	—	—	10	10
Balance at December 31, 2023	233,354	—	6,301	(1,770)	(5)	4,526
Issuance of Class C capital stock upon exercise of stock options	5,474	—	212	—	—	212
Vesting of restricted stock units	6,436	—	—	—	—	—
Share-based compensation expense	—		520	—	—	520
Settlement of capped call transactions	(2,141)		—	—	—	—
Settlement of 2024 Notes and 2026 Notes	6,462	—	1	—	—	1
Repurchases of Class A common stock and Class C capital stock	(7,096)	—	(301)	—	—	(301)
Net loss	—	—	—	(112)	—	(112)
Other comprehensive income	—	—	—	—	2	2
Balance at December 31, 2024	242,489	—	6,733	(1,882)	(3)	4,848
Issuance of Class C capital stock upon exercise of stock options	4,466	—	188	—	—	188
Vesting of restricted stock units	6,088	—	—	—	—	—
Share-based compensation expense	—		452	—	—	452
Settlement of capped call transactions	(3,097)		38	—	—	38
Settlement of 2025 Notes	1	—	—	—	—	—
Repurchases of Class A common stock and Class C capital stock	(9,501)	—	(670)	—	—	(670)
Net income	—	—	—	23	—	23
Other comprehensive income	—	—	—	—	5	5
Balance at December 31, 2025	240,446	$—	$6,741	$(1,859)	$2	$4,884
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$23	$(112)	$(158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	264	240	187
Share-based compensation	390	448	451
Amortization of right of use assets	8	10	35
Amortization of contract cost assets	21	19	21
Impairment costs	2	6	16
Accretion of bond discount	(9)	(27)	(35)
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	6	19	2
Changes in operating assets and liabilities:
Accounts receivable	(45)	(8)	(24)
Mortgage loans held for sale	(227)	(59)	(59)
Prepaid expenses and other assets	(82)	(74)	(17)
Contract cost assets	(23)	(21)	(21)
Lease liabilities	(11)	(35)	(30)
Accounts payable	6	2	6
Accrued expenses and other current liabilities	31	—	(18)
Accrued compensation and benefits	5	10	(1)
Deferred revenue	7	8	1
Other long-term liabilities	2	2	(2)
Net cash provided by operating activities	368	428	354
Investing activities
Proceeds from maturities of investments	411	1,042	1,287
Proceeds from sales of investments	61	237	—
Purchases of investments	(211)	(706)	(664)
Purchases of property and equipment	(133)	(143)	(135)
Purchases of intangible assets	(134)	(28)	(30)
Cash paid for acquisitions, net	—	(7)	(433)
Net cash provided by (used in) investing activities	(6)	395	25
Financing activities
Net borrowings on warehouse line of credit and repurchase agreements	219	52	56
Repurchases of Class A common stock and Class C capital stock	(670)	(301)	(424)
Settlement of convertible senior notes	(419)	(1,196)	(56)
Proceeds from settlement of capped call transactions	38	—	—
Proceeds from exercise of stock options	188	212	72
Payment of contingent consideration for acquisition	(30)	—	—
Net cash used in financing activities	(674)	(1,233)	(352)
Net increase (decrease) in cash, cash equivalents and restricted cash during period	(312)	(410)	27
Cash, cash equivalents and restricted cash at beginning of period	1,085	1,495	1,468
Cash, cash equivalents and restricted cash at end of period	$773	$1,085	$1,495
Supplemental disclosures of cash flow information
Cash paid for interest	$18	$35	$28
Cash paid for taxes	3	6	6
Noncash transactions:
Write-off of fully depreciated property and equipment	$145	$85	$63
Write-off of fully amortized intangible assets	64	24	5
Capitalized share-based compensation	62	72	73
Initial fair value of contingent consideration recognized in connection with an acquisition	—	—	81
Value of Class C capital stock issued in connection with an acquisition	—	—	20
See accompanying notes to consolidated financial statements.

ZILLOW GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Zillow Group is reimagining real estate to make home a reality for more and more people. As the most visited real estate app and website in the United States, Zillow connects hundreds of millions of consumers with innovative technology, trusted agents and loan officers, and seamless digital solutions. With industry-leading tools and resources, Zillow supercharges real estate professionals so they can grow their businesses and deliver exceptional client experiences. For renters and housing providers, Zillow offers not only a robust marketplace but a set of end-to-end products and services to streamline applications, leases, payments and more. Zillow’s ecosystem spans the entire home journey — from dreaming and shopping to renting, buying, selling and financing.
Our portfolio of affiliates, subsidiaries and brands includes Zillow, Zillow Premier Agent, Zillow Home Loans, our mortgage origination operations and affiliate lender, Zillow Rentals, Zillow New Construction, Trulia, StreetEasy, Out East, HotPads, Follow Up Boss, ShowingTime, dotloop and Zillow Closing.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, accounts receivable and mortgage loans held for sale. We place cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, to limit the exposure of our investments to credit risk.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. There were no customers that comprised 10% or more of our total accounts receivable as of December 31, 2025 or 2024. Further, our credit risk on accounts receivable is mitigated by the relatively short payment terms that we offer. Collateral is not required for accounts receivable. We maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.
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
Short-term Investments
Our investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities, U.S. government agency securities, and commercial paper. The investments are available to support current operations and are classified as short-term investments measured at fair value. Our investment policy only allows for purchases of investment-grade securities and provides guidelines on concentrations to ensure minimum risk of loss. We evaluate whether unrealized losses on available-for-sale debt securities are the result of credit worthiness of the securities held or other non-credit related factors. If an unrealized loss is the result of credit quality factors, we recognize an allowance reflective of our current estimate of credit losses expected to be incurred over the life of the financial instrument on a specific identification basis upon initial recognition and at each reporting period. If a reduction in value is a result of other factors, we continue to classify the losses in comprehensive loss unless either we intend to sell the security or it is more likely than not we will be required to sell the security. We did not identify any unrealized loss positions in our available-for-sale securities that were the result of credit losses as of December 31, 2025 or 2024. Additionally, we have the ability to hold our investments to maturity and more likely than not will not be required to sell the securities before a recovery of the amortized cost basis has occurred.
Restricted Cash
Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations.
Mortgage Loans Held for Sale
Mortgage loans held for sale include residential mortgages originated for sale in the secondary market in connection with our mortgage origination operations. We have elected the fair value option for all mortgage loans held for sale as election of this option allows for a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized as incurred. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold and is classified within other income, net in the consolidated statements of operations.
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
Loan Commitments and Related Derivatives
We are party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria in connection with our mortgage origination operations. IRLCs are accounted for as derivative instruments recorded at fair value with gains and losses recognized in revenue in the consolidated statements of operations. We manage our interest rate risk related to IRLCs and mortgage loans held for sale through the use of derivative instruments, generally forward contracts on MBSs, which are commitments to either purchase or sell a financial instrument at a future date for a specified price, and mandatory loan commitments, which are an obligation by an investor to buy loans at a specified price within a specified time period. We do not enter into or hold derivatives for trading or speculative purposes, and our derivatives are not designated as hedging instruments. Changes in the fair value of our derivative financial instruments are recognized in revenue in our consolidated statements of operations, and the fair values are reflected in other current assets or other current liabilities, as applicable. Refer to Note 3 to our consolidated financial statements for additional information regarding IRLCs and related derivatives.
There are no material credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs are substantially offset by corresponding gains or losses on forward contracts on MBSs and mandatory loan commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days.
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
Contract assets represent our right to consideration in exchange for goods and services that we have transferred to the customer when that right is conditional on something other than the passage of time. Contract assets are primarily related to our Zillow Preferred (formerly “Flex”), Pay-Per-Lease and StreetEasy Experts offerings, whereby we estimate variable consideration based on the expected number of real estate transactions to be closed for Zillow Preferred and StreetEasy Experts, and qualified leases to be secured for Pay-Per-Lease. We recognize revenue when we satisfy our performance obligations under the corresponding contracts. The current portion of contract assets are recorded within prepaid expenses and other current assets and the long-term portion of contract assets are recorded within other assets in our consolidated balance sheets.
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
We monitor our contract cost assets for impairment and recognize an impairment loss in the consolidated statements of operations to the extent the carrying amount of the asset recognized exceeds the amount of consideration that we expect to receive in the future and that we have received but have not recognized in revenue less the costs that relate directly to providing those goods or services that have not yet been recognized as expenses. For the years ended December 31, 2025, 2024 and 2023, we did not record any material impairment losses to our contract cost assets.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Computer equipment	3 years
Office equipment, furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of expected useful life or lease term
Maintenance and repair costs are expensed as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset. We remove fully depreciated property and equipment from the cost and accumulated depreciation amounts disclosed.
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
Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at three to five years. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality. We remove fully amortized website and software development costs from the cost and accumulated amortization amounts disclosed.
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
Our leases have remaining lease terms ranging from approximately four years to seven years, most of which include one or more options to extend the lease term. The renewal options can generally extend the lease term for up to an additional one to five years. When determining if a renewal option is reasonably certain of being exercised at lease commencement, we consider several factors, including but not limited to, contract-based, asset-based and entity-based factors. We reassess the term of existing leases if there is a significant event or change in circumstances within our control that affects whether we are reasonably certain to exercise an option to extend a lease. Examples of such events or changes include construction of significant leasehold improvements or other modifications or customizations to the underlying asset, relevant business decisions or subleases. As of December 31, 2025, we have concluded that our renewal options are not reasonably certain of being exercised, therefore, renewal options are not included in the right of use assets and lease liabilities.
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
Recoverability of Goodwill
Goodwill is measured as the excess of consideration transferred for an acquired business over the net of the acquisition date fair values of the assets acquired and the liabilities assumed, and is not amortized. We assess the impairment of goodwill at the reporting unit level on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that goodwill may be impaired. In our evaluation of goodwill, we initially perform a qualitative assessment to determine whether the existence of events or circumstances indicates that it is more likely than not that the carrying value of each reporting unit is greater than its fair value. If it is more likely than not that the carrying value of a reporting unit is greater than its fair value, we perform a quantitative assessment and an impairment charge is recorded in our statements of operations if the carrying value of the reporting unit exceeds its fair value. During the years ended December 31, 2025, 2024 and 2023, we did not record any impairments related to goodwill.

Our chief operating decision maker (“CODM”) is our chief executive officer (“CEO”) who manages our business, makes operating decisions and evaluates operating performance on the basis of the company as a whole. This aligns to our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. Accordingly, we have a single operating and reportable segment.
Intangible Assets
We purchase and license data content from multiple data providers. In some instances, we retain perpetual rights to this information after our contract with a vendor ends; in other instances, the information and data are licensed only during the fixed term of the agreement.
We capitalize payments made to third parties for data licenses that we expect to recover through generation of revenue and margins. We amortize capitalized purchased content on a straight-line basis using our best estimate of the useful life of the asset, which ranges from three to seven years. Under certain other data agreements, the underlying data is obtained on a subscription basis with consistent monthly or quarterly recurring payment terms over the contractual period. Upon the expiration of such arrangements, we no longer have the right to access the related data, and therefore, the costs incurred under such contracts are not capitalized and are expensed as payments are made.
We also capitalize costs related to the license of certain internal-use software from third parties, including certain licenses of software in cloud computing arrangements. Additionally, we capitalize costs incurred during the application development stage related to the development and customization of internal-use software and enterprise cloud computing services. We expense costs as incurred related to the planning and post-implementation phases of development. Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of the asset, which is currently three to five years.
Intangibles-in-progress include capitalizable development costs incurred before the related software is placed in service.
We also have intangible assets for customer relationships, developed technology, and trade names and trademarks which we recorded in connection with acquisitions and strategic partnerships. Purchased intangible assets with a determinable economic life are carried at cost less accumulated amortization. These intangible assets are amortized over the estimated useful life of the asset on a straight-line basis.
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
As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component, as the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service is generally one year or less, with the exception of certain of our pay for performance products, including Zillow Preferred and StreetEasy Experts, whereby we may not receive payment for more than a year after control of the promised products or services is transferred to our customers. In these cases, however, because a substantial portion of the consideration is variable, we have concluded the contracts do not include a significant financing component.
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
Residential. Residential revenue includes revenue generated from our agent and software offerings and revenue derived from our New Construction marketplace and StreetEasy for sale product offerings. Agent offerings include Premier Agent market-based pricing, Zillow Preferred (formerly Flex) and Zillow Showcase. Software offerings primarily include Follow Up Boss, dotloop, and ShowingTime.
Premier Agent advertising products, which include the delivery of validated customer connections, or leads, are offered on a share of voice (“market-based pricing”) and pay for performance (“Zillow Preferred”) basis. Connections are delivered when consumer contact information is provided to Premier Agent partners. We do not promise any minimum or maximum number of connections to customers for either market-based pricing or Zillow Preferred.
For Premier Agent market-based pricing, we control when and how many connections to deliver based on a customer’s share of voice. A Premier Agent partner’s share of voice in a zip code is determined by their proportional monthly prepaid spend in that zip code as a percentage of the total monthly prepaid spend of all Premier Agent partners in that zip code, and determines the proportion of connections a Premier Agent partner receives. The number of connections delivered for a given spend level is dynamic; as demand for advertising in a zip code increases or decreases, the number of connections delivered to a Premier Agent partner in that zip code decreases or increases accordingly.
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
Our pay for performance pricing model, “Zillow Preferred,” was introduced as the next chapter for our Flex program in the fourth quarter of 2025, and is available in certain markets to select partners. With the Zillow Preferred model, Premier Agent partners are provided with leads and pay a performance advertising fee when a real estate transaction is closed with one of the leads, generally within two years. With this pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration and record revenue over time as our performance obligations, or leads, are transferred. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of transactions closed is subsequently resolved. We record a contract asset for our estimate of the consideration to which we will be entitled when the right to the consideration is conditional. When the right to consideration becomes unconditional, upon the close of a real estate transaction, we reclassify amounts to accounts receivable.

Zillow Showcase is an advertising and marketing solution which allows real estate agents to advertise an enhanced listing on our mobile apps and websites. Customers pay for Zillow Showcase credits upfront, and each credit allows the customer to apply the Showcase listing treatment to one active for-sale listing. Zillow Showcase revenue is recognized by measuring our progress towards satisfaction of our performance obligations, primarily the enhanced listing features, using the output method of results achieved.
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
Our new construction marketing solutions allow home builders to showcase their available inventory to home shoppers. New construction revenue primarily includes revenue generated by advertising sold to builders on a cost per residential community basis whereby we recognize revenue on a straight-line basis during the contractual period over which the communities are advertised on our mobile apps and websites. New construction revenue also includes revenue generated on a cost per impression basis whereby we recognize revenue as impressions are delivered to users interacting with our mobile apps and websites, which is the amount for which we have the right to invoice. Consideration for new construction products is billed in arrears.
StreetEasy for-sale revenue primarily consists of our StreetEasy Experts and StreetEasy subscription offerings. StreetEasy Experts is our pay for performance pricing model available in the New York City market for which agents and brokers are provided with leads at no initial cost and pay a performance referral fee only when a real estate purchase transaction is closed with one of the leads. Under the StreetEasy Experts pricing model, the transaction price represents variable consideration, as the amount to which we expect to be entitled varies based on the number of leads that convert into real estate transactions and the value of those transactions. We estimate variable consideration based on the expected number of closed transactions during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty related to the number of transactions closed is subsequently resolved. We record a corresponding contract asset for the estimate of variable consideration for StreetEasy Experts when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the close of a real estate transaction, we reclassify amounts to accounts receivable. Revenue generated through StreetEasy subscription offerings includes the sale of advertising and a suite of tools to developers, property managers, agents and other real estate professionals. StreetEasy subscription customers pay in advance on a cost per property basis. We recognize revenue for our StreetEasy subscription offerings on a straight-line basis over the contractual listing period which aligns to our satisfaction of performance obligations.
Rentals. Rentals revenue includes the sale of advertising and a suite of tools to rental professionals, landlords and other market participants under the Zillow and StreetEasy brands. Rentals revenue includes revenue generated by advertising sold to property managers, landlords and other rental professionals on a cost per lease, listing or impression basis or for a fixed fee for certain advertising packages. We recognize revenue as leads or impressions are provided to rental professionals, or as rental listings are published on our mobile apps and websites, which is the amount for which we have the right to invoice. We bill our fixed fee rentals products monthly in arrears and recognize revenue ratably over the contract period, aligning to the satisfaction of our performance obligations. The number of leases generated through our rentals Pay-Per-Lease product during the period is accounted for as variable consideration. We estimate the amount of consideration based on the expected number of qualified leases secured during the period. We do not believe that a significant reversal in the amount of cumulative revenue recognized will occur once the uncertainty related to the number of leases secured is subsequently resolved. We record a contract asset for the estimate of variable consideration for Pay-Per-Lease when the right to the consideration is conditional. When the right to consideration becomes unconditional upon the execution of a lease, we reclassify amounts to accounts receivable. Rentals revenue also includes revenue generated from our rental applications product, through which potential renters can submit applications to multiple properties for a flat service fee. Rental applications customers pay upfront and we recognize revenue ratably over the contractual period during which the customer has the right to access and submit the rental application.
Mortgages. Mortgages revenue primarily includes revenue generated by Zillow Home Loans, our affiliated mortgage lender, and marketing products sold to mortgage professionals on a cost per lead basis, primarily our Connect services.

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
Mortgage loans are sold with limited recourse provisions, which can result in repurchases of loans previously sold to investors or payments to reimburse investors for loan losses. Based on historical experience, discussions with our mortgage purchasers, analysis of the volume of mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests. These have historically not been material to our financial statements.
Zillow Group operates Connect through its wholly owned subsidiary, Zillow Group Marketplace, Inc., a licensed mortgage broker. For our Connect cost per lead marketing product, participating qualified mortgage professionals typically make a prepayment to gain access to consumers interested in connecting with mortgage professionals. Mortgage professionals who exhaust their initial prepayment prepay additional funds to continue to participate in the marketplace. We recognize revenue when a user contacts a mortgage professional through our mortgages platform, which corresponds directly to the value of our performance.
Other. Other revenue primarily includes revenue generated from display products, which consist of graphical mobile and web advertising sold on a cost per thousand impressions or cost per click basis to advertisers promoting their brands on our mobile apps and websites. We recognize revenue as clicks occur or as impressions are delivered to users interacting with our mobile apps or websites, which is the amount for which we have the right to invoice.
There were no customers that generated 10% or more of our total revenue in the years ended December 31, 2025, 2024 or 2023.
Cost of Revenue. Cost of revenue consists of expenses related to operating our mobile apps and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs related to our commercial business relationships, depreciation expense, and costs associated with hosting our mobile apps and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile apps and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. Cost of revenue also includes credit card fees and ad serving costs paid to third parties, direct costs to provide our rental applications product, and direct costs to originate mortgage loans, including underwriting and processing costs.
Sales and Marketing. Sales and marketing expenses consist of advertising costs and other sales expenses related to promotional and marketing activities, headcount-related expenses, including salaries, commissions, benefits, bonuses and share-based compensation expense for sales, sales support, customer support, including the customer connections team and mortgage loan officers and specialists, marketing and public relations employees, depreciation expense and amortization of certain intangible assets recorded in connection with acquisitions and strategic partnerships, including trade names and trademarks and customer relationships.
Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024 and 2023, expenses attributable to advertising totaled $165 million, $175 million and $137 million, respectively.
Technology and Development. Technology and development expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for individuals engaged in the design, development and testing of our products, mobile apps and websites and the tools and apps that support our products. Technology and development expenses also include equipment and software maintenance costs and depreciation expense.
Research and development costs are expensed as incurred and are recorded in technology and development expenses. For the years ended December 31, 2025, 2024 and 2023, expenses attributable to research and development totaled $553 million, $543 million and $545 million, respectively.

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
Recently Adopted Accounting Standards
In December 2023, the FASB issued guidance to enhance the income tax rate reconciliation disclosure requirements and to provide clarity on disclosure requirements for income taxes. We adopted this guidance on a prospective basis for the annual period ending December 31, 2025. While the adoption of this guidance has resulted in additional disclosures related to income taxes, it did not have a material impact on our consolidated financial statements. Refer to Note 9 for additional information related to our income tax disclosures.
Recently Issued Accounting Standards Not Yet Adopted
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
In December 2025, the FASB issued guidance that improves the navigability of interim reporting guidance and clarifies when it applies. Under this guidance, entities must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. This guidance is effective for annual and interim periods beginning after December 15, 2027, and can be applied on a prospective or retrospective basis, with early adoption permitted. We have not yet determined the impact the adoption of this guidance will have on our consolidated financial statements.

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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. During the year ended December 31, 2025, we paid $33 million in cash to settle the first earn out payment, most of which represented settlement of the acquisition date fair value. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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

The following table presents the ranges and weighted average unobservable inputs used in determining the fair value of contingent consideration as of the dates presented:

	December 31,
	2025		2024
	Discount Rate	Probability of Achieving Performance Metrics	Discount Rate	Probability of Achieving Performance Metrics
Range	5.18% - 5.34%	96% - 100%	5.70%- 5.87%	92% - 100%
Weighted average	5.26%	98%	5.81%	96%
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
The pull-through rate is based on estimated changes in market conditions, loan stage and historical borrower behavior. Pull-through rates are directly related to the fair value of IRLCs as an increase in the pull-through rate, in isolation, would result in an increase in the fair value measurement. Conversely, a decrease in the pull-through rate, in isolation, would result in a decrease in the fair value measurement. Changes in the fair value of IRLCs are included within revenue in our consolidated statements of operations. The following table presents the ranges and weighted-average pull-through rates used in determining the fair value of IRLCs as of the dates presented:

	December 31,
	2025	2024
Range	47% - 100%	47% - 100%
Weighted average	86%	82%
The following table presents the changes in our IRLCs for the periods presented (in millions):

	Year Ended December 31,
	2025	2024
Balance, beginning of the period	$4	$3
Issuances	94	54
Transfers	(92)	(53)
Fair value changes	2	—
Balance, end of period	$8	$4
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	December 31,
	2025	2024
IRLCs	$402	$217
Forward contracts(1)	$696	$300
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	December 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$19	$19	$13	$13
Cash equivalents:
Money market funds	659	659	993	993
U.S. government treasury securities	90	90	75	75
Commercial paper	—	—	1	1
Short-term investments:
U.S. government treasury securities	369	370	594	591
Corporate bonds	149	150	175	176
U.S. government agency securities	7	7	7	7
Commercial paper	—	—	2	2
Mortgage origination-related:
Mortgage loans held for sale	—	386	—	159
IRLCs - prepaid expenses and other current assets	—	8	—	4
Forward contracts - prepaid expenses and other current assets	—	—	—	1
Restricted cash	5	5	3	3
Total assets measured at fair value on a recurring basis	$1,298	$1,694	$1,863	$2,025
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$1	$—	$—
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	33	—	33
Contingent consideration - other long-term liabilities	—	31	—	58
Total liabilities measured at fair value on a recurring basis	$—	$65	$—	$91

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2025 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$285	$286
Due after one year	240	241
Total	$525	$527

Note 4. Property and Equipment, Net
The following table presents the detail of property and equipment, net as of the dates presented (in millions):

	December 31,
	2025	2024
Website development costs	$596	$564
Leasehold improvements	32	45
Computer equipment	17	18
Office equipment, furniture and fixtures	9	16
Property and equipment	654	643
Less: accumulated amortization and depreciation	(304)	(283)
Property and equipment, net	$350	$360

We recorded depreciation expense related to property and equipment (other than website development costs) of $12 million, $15 million and $24 million for the years ended December 31, 2025, 2024 and 2023, respectively.
We capitalized website development costs of $179 million, $196 million and $191 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for website development costs included in cost of revenue was $163 million, $148 million and $110 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 5. Intangible Assets, Net
The following tables present the detail of intangible assets, net as of the dates presented (in millions):

	December 31, 2025
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(52)	$142
Software	140	(53)	87
Developed technology	59	(32)	27
Trade names and trademarks	47	(30)	17
Purchased content	24	(18)	6
Total	$464	$(185)	$279

	December 31, 2024
	Cost	Accumulated Amortization	Net
Customer relationships	$94	$(29)	$65
Software	101	(39)	62
Developed technology	102	(51)	51
Trade names and trademarks	47	(25)	22
Purchased content	22	(15)	7
Total	$366	$(159)	$207
On February 6, 2025, we entered into a partnership with Redfin Corporation (“Redfin”), making Zillow the exclusive provider of multifamily (properties with 25 or more units) rental listings on Redfin and its sites, including Rent.com and ApartmentGuide.com (together, “Redfin Rental Network”). Pursuant to this rentals partnership, Zillow made a $100 million payment to Redfin in February 2025 that is included in customer relationships in the table above and is being amortized over the estimated useful life of nine years. Zillow also pays Redfin for leads generated through the Redfin Rental Network for an initial period of five years with two optional two-year extensions, subject to the terms of the underlying agreements.
We recorded amortization expense related to intangible assets of $89 million, $77 million and $53 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future amortization expense for intangible assets, including amortization related to future commitments (see Note 13), as of December 31, 2025 is as follows (in millions):

2026	$78
2027	67
2028	42
2029	33
2030	25
Thereafter	38
Total future amortization expense	$283
We did not record any material impairment costs related to our intangible assets for the years ended December 31, 2025, 2024 or 2023.
Note 6. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as of the dates presented (in millions):

	December 31,
	2025	2024
Contingent consideration for acquisition, current portion	$33	$33
Accrued lead acquisition costs	30	2
Other accrued expenses and other current liabilities	71	70
Total accrued expenses and other current liabilities	$134	$105
Note 7. Leases
The components of our operating lease expense were as follows for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$17	$22	$35
Variable lease cost	8	13	18
Total lease cost	$25	$35	$53

We have subleases related to certain of our operating leases. For the years ended December 31, 2025, 2024 and 2023, we recognized $6 million, $6 million and $10 million, respectively, of sublease income. For the years ended December 31, 2025, 2024, and 2023, we recognized impairment costs of $2 million, $6 million and $16 million, respectively, within impairment and restructuring costs in our consolidated statements of operations associated with changes in the use of certain office spaces, primarily related to subleases where anticipated sublease income was less than the carrying value of the related asset group.

Total lease costs associated with short-term leases were not material for the years ended December 31, 2025, 2024 and 2023. Other information related to operating leases was as follows for the periods presented (in millions, except for years and percentages):

	Year Ended December 31,
	2025	2024	2023(1)
Cash paid for amounts included in the measurement of operating lease liabilities	$22	$46	$42
Right of use assets obtained in exchange for new operating lease obligations	$8	$2	$(8)
Weighted average remaining lease term for operating leases	6 years	6 years	6 years
Weighted average discount rate for operating leases	9.4%	9.5%	9.4%

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

The following table presents the scheduled maturities of our operating lease liabilities by year as of December 31, 2025 (in millions):

2026	$21
2027	21
2028	21
2029	21
2030	15
Thereafter	21
Total lease payments	120
Less: Imputed interest	(27)
Present value of lease liabilities	$93
Operating lease liabilities included in the table above do not include sublease income. As of December 31, 2025, we expect to receive sublease income totaling approximately $29 million from 2026 through 2030.

Note 8. Debt
Credit Facilities
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The master repurchase agreements provide short-term financing between the issuance of a mortgage loan and when Zillow Home Loans sells the loan to an investor or directly to an agency. The carrying amounts of our master repurchase agreements approximate their fair values because of their short-term nature. The following table summarizes certain details related to our master repurchase agreements as of the dates presented (in millions, except interest rates):

			Outstanding Borrowings at December 31,		Weighted Average Interest Rate at December 31,
Lender	Maturity Date	Maximum Borrowing Capacity(1)	2025	2024	2025	2024
JPMorgan Chase Bank, N.A.(2)	April 28, 2026	$200	$126	$72	5.41%	6.14%
Bank of Montreal(3)	February 26, 2026	150	88	—	5.32%	—%
UBS AG(4)	September 4, 2026	150	85	73	5.45%	6.07%
Bank of Nova Scotia(5)	June 8, 2026	100	65	—	5.23%	—%
	Total	$600	$364	$145
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on April 29, 2025 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to April 28, 2026.
(3) Agreement was entered into on February 27, 2025.
(4) Agreement was amended and renewed on September 5, 2025 to extend the maturity date to September 4, 2026.
(5) Agreement was entered into on June 9, 2025.
In accordance with the master repurchase agreements, the Lenders have agreed to pay Zillow Home Loans a negotiated purchase price for eligible loans, and Zillow Home Loans has simultaneously agreed to repurchase such loans from the Lenders under a specified timeframe at an agreed upon price that includes interest. The master repurchase agreements contain margin call provisions that provide the Lenders with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreements. As of December 31, 2025 and 2024, $381 million and $151 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
Borrowings on the master repurchase agreements bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of December 31, 2025, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans, and have no recourse to Zillow Group or any of its other subsidiaries.

Convertible Senior Notes
Interest expense associated with our 2025 Notes was not material for the year ended December 31, 2025. The following table summarizes interest expense related to the Notes for the periods presented (in millions):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense	Contractual Coupon Interest	Amortization of Debt Issuance Costs	Interest Expense
2026 Notes	$7	$1	$8	$7	$1	$8
2025 Notes	12	2	14	16	2	18
2024 Notes	3	1	4	5	2	7
Total	$22	$4	$26	$28	$5	$33
Settlement of 2024 Notes and Related Capped Call Transactions. The 2024 Notes matured on September 1, 2024. During the period from March 1, 2024 through the close of business on August 29, 2024, holders of the 2024 Notes elected to convert all outstanding 2024 Notes in accordance with the terms of the indenture. We settled these conversions with aggregate cash payments totaling $610 million, which included $608 million in principal repayments, $2 million for accrued interest and a nominal cash payment in lieu of fractional shares, and the issuance of 1.9 million shares of Class C capital stock.
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
Settlement of 2025 Notes. During the year ended December 31, 2023 and in accordance with our Repurchase Authorizations, we repurchased $58 million aggregate principal amount of the 2025 Notes through open market transactions for $57 million in cash, including accrued interest, resulting in an immaterial gain on extinguishment of debt recognized in our consolidated statements of operations. During the year ended December 31, 2024 and in accordance with our Repurchase Authorizations, we repurchased $88 million aggregate principal amount of the 2025 Notes through open market transactions for $89 million in cash, including accrued interest, resulting in an immaterial loss on extinguishment of debt recognized in our consolidated statements of operations. For additional information on the Repurchase Authorizations, see Note 10 under the subsection titled “Share Repurchase Authorizations.” The 2025 Notes matured on May 15, 2025, and we settled the remaining $419 million in aggregate principal amount of the 2025 Notes with cash payments totaling $425 million, which included $419 million in principal repayments, $6 million for accrued interest and a nominal cash payment in lieu of fractional shares, and the issuance of a nominal number of shares of Class C capital stock.
Settlement of 2026 Notes and Related Capped Call Transactions. On October 8, 2024, we submitted notice to the trustee to exercise our right to redeem the remaining $499 million in aggregate principal amount of the 2026 Notes on December 18, 2024 (the “Redemption Date”). Holders of the 2026 Notes elected to convert $498 million of aggregate principal amount prior to the Redemption Date. We settled these conversions with aggregate cash payments totaling $498 million covering principal and cash in lieu of fractional shares, and the issuance of 4.5 million shares of Class C capital stock. In addition, on the Redemption Date, the Company redeemed the remaining $1 million in aggregate principal amount of 2026 Notes that had not been surrendered for conversion at a redemption price in cash equal to 100% of the principal amount of 2026 Notes not converted, plus accrued and unpaid interest on such 2026 Notes from September 1, 2024 to, but excluding, the Redemption Date.
In August 2025, we settled the capped call transactions we entered into in connection with the issuance of the 2026 Notes, resulting in the receipt of approximately 3.1 million shares of Class C capital stock and $38 million in cash.

Note 9. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted into law. The Bill provides for significant U.S. tax law changes and modifications and makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, the expensing of domestic research costs, and the business interest expense limitation. The provisions of the Bill did not have a material impact on our consolidated financial statements for the year ended December 31, 2025.
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. We recorded income tax expense of $2 million, $5 million, and $4 million for the years ended December 31, 2025, 2024, and 2023 respectively, primarily due to state taxes.
The following table presents the components of our income tax expense for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit):
State	$(1)	$3	$4
Foreign	1	1	—
Total current income tax expense (benefit)	—	4	4
Deferred income tax expense:
Federal	1	1	—
State	1	—	—
Total deferred income tax expense	2	1	—
Total income tax expense	$2	$5	$4
The following table presents the difference between income tax expense at the U.S. federal statutory income tax rate and the reported income tax expense for the year ended December 31, 2025:

	Amount	Percentage
Federal statutory income tax	$5	(21.0)%
Domestic - federal:
Research and development credits	(54)	213.2%
Non-taxable or non-deductible items:
Non-deductible executive compensation	10	(41.0)%
Excess tax benefits on share-based compensation	(36)	141.6%
Meals and entertainment	2	(6.7)%
Other, net	—	(0.6)%
Changes in valuation allowances - federal	55	(216.3)%
U.S. state and local income taxes	(5)	21.4%
Foreign tax effects	1	(5.0)%
Worldwide changes in unrecognized tax benefits	24	(95.5)%
Effective taxes	$2	(9.9)%

The following table presents a reconciliation of the federal statutory rate and our effective tax rate for the periods presented:

	Year Ended December 31,
	2024	2023
Tax expense at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(11.1)	2.6
Meals and entertainment	1.6	0.1
Share-based compensation	5.3	10.4
Non-deductible executive compensation	16.9	10.8
Research and development credits	(36.3)	(6.8)
Other, net	1.9	(8.3)
Valuation allowance	46.7	15.0
Effective tax rate	4.0%	2.8%
Deferred federal, state and foreign income taxes reflect the net tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The following table presents the significant components of our deferred tax assets and liabilities as of the dates presented (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Federal and state net operating loss carryforwards	$438	$345
Research and development credits	250	206
Capitalized research and development	156	247
Share-based compensation	111	110
Lease liabilities	23	24
Accruals and reserves	9	8
Intangible assets	5	—
Other deferred tax assets	—	3
Total deferred tax assets	992	943
Deferred tax liabilities:
Right of use assets	(14)	(14)
Intangible assets	—	(5)
Goodwill	(18)	(13)
Other deferred tax liabilities	(1)	(1)
Total deferred tax liabilities	(33)	(33)
Net deferred tax assets before valuation allowance	959	910
Less: valuation allowance	(965)	(914)
Net deferred tax liabilities	$(6)	$(4)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024 because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized. The valuation allowance increased by $51 million and $49 million during the years ended December 31, 2025 and 2024, respectively.
We have accumulated federal net operating losses of approximately $1.8 billion and $1.3 billion, as of December 31, 2025 and 2024, respectively, which are available to reduce future taxable income. We have accumulated tax effected state net operating losses of approximately $70 million and $66 million as of December 31, 2025 and 2024, respectively. Federal net operating losses generated in taxable periods on or before December 31, 2017 have a twenty-year carryforward period and begin to expire in 2036. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. State net operating loss carryforward periods for the various jurisdictions generally range from three years to indefinite-lived and began to expire in 2024. Additionally, we have net research and development credit carryforwards of $250 million and $205 million as of December 31, 2025 and 2024, respectively, which are available to reduce future tax liabilities. The research and development credit carryforwards began to expire in 2025. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or income tax liability may be limited. We have completed a detailed study and concluded there were multiple ownership changes, triggering the application of Section 382 of the Internal Revenue Code. Based on our most recent analysis, we do not currently anticipate any material reduction in our ability to utilize our net operating loss and tax credit carryforwards under these rules.
Our primary income tax jurisdiction is the United States (federal). With limited exceptions for state taxing authorities which are not material to the financial statements, all tax years for which we have filed a tax return remain subject to examination due to the existence of net operating loss carryforwards.
Changes for unrecognized tax benefits for the periods presented are as follows (in millions):

Balance at January 1, 2023	$90
Gross increases—current period tax positions	9
Gross increases—prior period tax positions	3
Gross decreases—prior period tax positions	(7)
Balance at December 31, 2023	$95
Gross increases—current period tax positions	16
Gross increases—prior period tax positions	6
Gross decreases—prior period tax positions	(1)
Gross decreases—statute of limitations lapse	(1)
Balance at December 31, 2024	$115
Gross increases—current period tax positions	20
Gross increases—prior period tax positions	4
Balance at December 31, 2025	$139
At December 31, 2025, the total amount of unrecognized tax benefits of $139 million is recorded as a reduction to our deferred tax asset when available. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense and are not material.
Note 10. Shareholders’ Equity
Preferred Stock
The Board has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established, subject in each case to certain approval rights of holders of our outstanding Class B common stock. There was no preferred stock issued and outstanding as of December 31, 2025 or 2024.
Common and Capital Stock
Our Class A common stock has no preferences or privileges and is not redeemable. Holders of Class A common stock are entitled to one vote for each share.
Our Class B common stock has no preferences or privileges and is not redeemable. At any time after the date of issuance, each share of Class B common stock, at the option of the holder, may be converted into one share of Class A common stock, or automatically converted into Class A common stock upon the affirmative vote by or written consent of holders of a majority of the shares of the Class B common stock. During the years ended December 31, 2025, 2024 and 2023, no shares of Class B common stock were converted into Class A common stock at the option of the holders. Holders of Class B common stock are entitled to 10 votes for each share.
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
Repurchases of stock under the Repurchase Authorizations may be made in open-market transactions or privately negotiated transactions, or in such other manner as deemed appropriate by management, and may be made from time to time as determined by management depending on market conditions, share price, trading volume, cash needs and other business factors, in each case as permitted by securities laws and other legal requirements. As of December 31, 2025, $711 million remained available for future repurchases pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2025		2024
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	8,100	1,401	1,100	5,996
Weighted-average price per share	$70.11	$73.19	$42.26	$42.45
Total purchase price	$567	$103	$46	$255
Note 11. Share-Based Awards
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
Option Award Repricing
On August 3, 2022, upon recommendation of the Compensation Committee, the Board approved adjustments to the exercise price of certain outstanding vested and unvested option awards for eligible employees. The exercise price of eligible option awards was reduced to $38.78, which was the closing market price of our Class C capital stock on August 8, 2022. No other changes were made to the terms and conditions of the eligible option awards. We accounted for the reprice of the eligible option awards as an equity modification whereby the incremental fair value attributable to the repriced option awards, as measured on the date of reprice, has been recognized as additional share-based compensation expense. The reprice impacted 7 million stock option awards, affected 3,348 employees and was expected to result in incremental share-based compensation expense of $66 million in total over the remaining requisite service period of the original awards, which was largely through the three months ended September 30, 2024. The weighted-average total fair value of options repriced in August 2022 was $67.58.

Option Awards
The following table summarizes option award activity for the year ended December 31, 2025:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	29,941	$46.58	6.3	$861
Granted	2,344	76.31
Exercised	(4,466)	41.80
Forfeited or cancelled	(516)	53.40
Outstanding at December 31, 2025	27,303	49.79	5.7	565
Vested and exercisable at December 31, 2025	21,746	47.53	5.1	496
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	53% – 60%	57% – 61%	55% – 62%
Risk-free interest rate	3.73% – 4.17%	3.74% – 4.50%	3.75% – 4.36%
Weighted-average expected life	5.3 – 6.8 years	5.5 – 6.8 years	5.3– 6.5 years
Weighted-average fair value of options granted	$43.20	$32.22	$24.43
As of December 31, 2025, there was a total of $166 million in unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.1 years.
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $167 million, $148 million and $20 million, respectively. The fair value of options vested for the years ended December 31, 2025, 2024 and 2023 was $154 million, $214 million and $215 million, respectively.
Restricted Stock Units
The following table summarizes activity for all restricted stock units for the year ended December 31, 2025:

	Restricted Stock Units (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested outstanding at January 1, 2025	11,729	$50.31
Granted	4,734	76.09
Vested	(6,088)	51.82
Forfeited	(1,056)	55.50
Unvested outstanding at December 31, 2025	9,319	61.83
The total fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $315 million, $310 million and $292 million, respectively.
As of December 31, 2025, there was $530 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our consolidated statements of operations during the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$11	$14	$16
Sales and marketing	72	77	70
Technology and development	160	165	166
General and administrative	147	192	199
Total share-based compensation	$390	$448	$451
Note 12. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period. In the calculation of basic net income (loss) per share, undistributed earnings are allocated assuming all earnings during the period were distributed.
Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares (including Class A common stock, Class B common stock and Class C capital stock) outstanding during the period and potentially dilutive Class C capital stock equivalents, except in cases where the effect of the Class C capital stock equivalent would be antidilutive. Potentially dilutive Class C capital stock equivalents consist of stock issuable upon exercise of stock options, stock underlying unvested restricted stock units, and stock issuable upon conversion of outstanding Notes.
Class C capital stock issuable upon exercise of stock options and Class C capital stock underlying unvested restricted stock units are calculated using the treasury stock method.
We have applied the if-converted method for calculating any potential dilutive effect of the conversion of the outstanding Notes on diluted net income (loss) per share, as applicable.
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Denominator for basic calculation	241,930	234,077	233,575
Effect of dilutive securities:
Option awards	8,868	—	—
Unvested restricted stock units	3,319	—	—
Denominator for dilutive calculation	254,117	234,077	233,575
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Weighted-average Class C capital stock option awards outstanding	3,100	31,276	21,021
Weighted-average Class C capital stock restricted stock units outstanding	2,294	13,362	13,581
Weighted-average Class C capital stock issuable upon conversion of the Notes	2,307	27,089	33,718
Total Class C capital stock equivalents	7,701	71,727	68,320
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
Note 13. Commitments and Contingencies
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
Lease Commitments
We have entered into various non-cancelable operating lease agreements for certain of our office space and equipment with original lease periods expiring between 2026 and 2032. For additional information regarding our lease agreements, see Note 7 to our consolidated financial statements.
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile apps and websites, certain cloud computing services and amounts due under certain partnership agreements. The amounts due for non-cancelable purchase commitments as of December 31, 2025 are as follows (in millions):

2026	$135
2027	88
2028	21
2029	16
Total future purchase commitments	$260
Escrow Balances
In conducting our title and escrow operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. These balances were not material as of December 31, 2025 and 2024.
Surety Bonds
In the course of business, we are required to provide financial commitments in the form of surety bonds to third parties as a guarantee of our performance on and our compliance with certain obligations. If we were to fail to perform or comply with these obligations, any draws upon surety bonds issued on our behalf would then trigger our payment obligation to the surety bond issuer. We have outstanding surety bonds issued for our benefit of approximately $16 million as of December 31, 2025 and 2024.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of December 31, 2025 or 2024.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. Our motion to transfer venue to the U.S. District Court for the Western District of Washington (the “Court”) was granted on May 28, 2020. On November 25, 2022, Zillow filed a motion to join an Inter Partes Review (“IPR”) petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning one patent in this action, which the Court granted on April 20, 2023. On October 11, 2023, the U.S. Patent and Trial Appeal Board (“PTAB”) ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023 (the “PTAB Appeal”), and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending PTAB Appeal. On June 21, 2024 we filed our response to the PTAB Appeal. On July 30, 2024, IBM filed its reply in further support of the PTAB Appeal. On September 3, 2024, we filed our reply in further support of our cross-appeal. On December 9, 2025, the Federal Circuit issued an order affirming the October 11, 2023 PTAB decision in full. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. On December 7, 2022, the Court rendered its decision granting our previously filed motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, we filed our answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, which was granted on August 23, 2024. On September 6, 2024, we filed a petition for permission to appeal the class certification order, on September 16, 2024, plaintiffs filed their opposition to our petition, and on September 23, 2024, we filed our reply in further support of the petition. On October 24, 2024, the Ninth Circuit issued an order granting Zillow permission to appeal. On November 1, 2024, the Court issued an order staying the Federal Securities Suit pending the outcome of the appeal, which was extended on October 10, 2025. On January 8, 2025, we filed our opening brief in the appeal. On March 10, 2025, plaintiffs filed their response brief, and on April 30, 2025, we filed our reply brief. On September 26, 2025, the Ninth Circuit affirmed the Court’s class certification. On October 24, 2025, we filed an en banc petition before the Ninth Circuit seeking rehearing of the Ninth Circuit’s September 26 decision. On January 6, 2026, the Ninth Circuit issued an order denying Zillow’s en banc petition. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit.
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Exchange Act, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. These shareholder derivative lawsuits have since been stayed by the relevant courts and they remain stayed as of December 31, 2025. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.
On September 30, 2025, the Federal Trade Commission filed a complaint in the U.S. District Court for the Eastern District of Virginia against Zillow Group, Inc., Zillow, Inc., and Redfin Corporation. On October 1, 2025, the Attorneys General of the Commonwealth of Virginia and the States of Arizona, Connecticut, New York, and Washington filed a similar complaint against the same parties in the same court. The complaints allege that the partnership entered into between Zillow and Redfin on February 6, 2025, harmed competition for online multifamily rental-listings in violation of federal antitrust laws. The plaintiffs seek injunctive and other equitable relief. We filed our motion to dismiss on January 13, 2026. Plaintiffs filed their opposition to our motion to dismiss on February 3, 2026. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in these lawsuits.
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
Note 14. Employee Benefit Plan
We have a defined contribution 401(k) retirement plan covering Zillow Group employees who have met certain eligibility requirements (the “Zillow Group 401(k) Plan”). Eligible employees may contribute pre-tax compensation up to a maximum amount allowable under the Internal Revenue Service limitations. Employee contributions and earnings thereon vest immediately. We match a portion of employee contributions, up to a specified limit, under the Zillow Group 401(k) Plan. The total expense related to the Zillow Group 401(k) Plan was $37 million, $35 million and $33 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
Note 15. Revenue and Contract Balances
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. See Note 2 to our consolidated financial statements for additional information on our revenue from contracts with customers and contract balances.
Contract Balances
Contract assets totaled $230 million and $157 million as of December 31, 2025 and 2024, respectively. Contract assets included in prepaid expenses and other current assets in our consolidated balance sheets totaled $212 million and $145 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the average remaining recognition period for our contract asset related to our Zillow Preferred offering was five months.
For the year ended December 31, 2025, the opening balance of deferred revenue was $62 million, of which $60 million was recognized as revenue during the period. For the year ended December 31, 2024, the opening balance of deferred revenue was $52 million, of which $51 million was recognized as revenue during the period.

Note 16. Segment Information
Our CODM is our CEO who manages our business, makes operating decisions and evaluates operating performance on the basis of the company as a whole. This aligns to our ongoing growth strategy and our intent to provide integrated customer solutions for all tasks and services related to facilitating real estate transactions. Accordingly, we have a single operating and reportable segment.

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
Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,583	$2,236	$1,945
Less:
Headcount-related expenses, excluding share-based compensation	1,187	1,110	993
Share-based compensation	390	448	451
Depreciation and amortization	264	240	187
Marketing and advertising costs	191	194	155
Direct product and service costs	300	184	144
Software and hardware costs	113	98	85
Third-party professional service fees	90	70	75
Facility expenses	26	28	59
Impairment and restructuring costs	2	6	19
Acquisition-related costs	—	1	4
Other items (1)	54	54	43
Loss from operations	(34)	(197)	(270)
Gain (loss) on extinguishment of debt	—	(1)	1
Other income, net	77	127	151
Interest expense	(18)	(36)	(36)
Income tax expense	(2)	(5)	(4)
Net income (loss)	$23	$(112)	$(158)
(1) Other items include taxes, insurance costs and data acquisition costs.

Note 17. Subsequent Event
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility by and among Zillow Group, MFTB Holdco, Inc., Zillow, Inc. (the “Borrower”), the lenders from time to time party thereto, Goldman Sachs Bank USA as administrative agent and as issuing bank, and other issuing banks from time to time party thereto. The Revolving Credit Facility may be increased by an additional $250 million subject to the terms of the credit agreement. Revolving loans on the Revolving Credit Facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, plus an applicable margin or SOFR plus an applicable margin, depending on Zillow Group’s total net leverage ratio. Revolving loans may be borrowed, repaid and reborrowed under the Revolving Credit Facility until January 30, 2031, at which time all amounts borrowed must be repaid. Revolving loans may be prepaid, and revolving loan commitments may be permanently reduced by the Borrower in whole or in part, without penalty or premium.
The Revolving Credit Facility contains customary representations, warranties and affirmative and negative covenants, including a total net leverage ratio financial covenant. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments and acquisitions, dividends, stock repurchases, transactions with affiliates and other matters, all subject to certain exceptions. The Borrower’s obligations under the Revolving Credit Facility are guaranteed by Zillow Group, MFTB Holdco, Inc. and certain of the Borrower’s subsidiaries. The Borrower’s obligations under the Revolving Credit

Facility are secured by a first priority security interest in substantially all of the assets of the Borrower and such guarantors, subject to customary exclusions.
We have not drawn any amounts under the Revolving Credit Facility as of the date of this Annual Report on Form 10-K. Borrowings on the Revolving Credit Facility will be classified within long-term liabilities in our consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Zillow Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Zillow Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 11, 2026

Item 9B. Other Information.
Trading Plans
On November 19, 2025, Jeremy Hofmann, Chief Financial Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for (1) the sale of up to 100,000 shares of Class C capital stock related to the exercise of option awards granted to Mr. Hofmann and (2) the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Hofmann. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan related to vesting of restricted stock unit awards is not yet determinable because (i) certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan and (ii) for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding prior to any sale occurring under the terms of the plan. This 10b5-1 sales plan will become effective on February 17, 2026 and will terminate on February 16, 2027, subject to earlier termination as provided in the plan.

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
The remaining information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2025 fiscal year.

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

10.6*
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Zillow, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015, and incorporated herein by reference).

10.7*
Form of Indemnification Agreement between Zillow Group, Inc. and each of its directors and executive officers (Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K12B filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.8*
Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and incorporated herein by reference).

10.9*
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015, and incorporated herein by reference).

10.10*
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Zillow Group, Inc. Amended and Restated 2011 Incentive Plan (Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015, and incorporated herein by reference).

10.11
Office Lease between The Northwestern Mutual Life Insurance Company and Zillow, Inc. dated March 22, 2011 (Filed as Exhibit 10.10 to Zillow, Inc.’s Registration Statement on Form S-1 filed with the SEC on April 18, 2011, and incorporated herein by reference).

10.12
Amendment to Office Lease by and between FSP-RIC LLC and Zillow, Inc., dated as of June 27, 2012 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the SEC on June 29, 2012, and incorporated herein by reference).

10.13
Second Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of April 16, 2013 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the SEC on April 22, 2013, and incorporated herein by reference).

10.14
Third Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of January 10, 2014 (Filed as Exhibit 10.10 to Zillow, Inc.’s Form 10-K filed with the SEC on February 18, 2014, and incorporated herein by reference).

10.15
Fourth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of May 2, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014, and incorporated herein by reference).

10.16
Fifth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of November 19, 2014 (Filed as Exhibit 10.1 to Zillow, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2014, and incorporated herein by reference).

10.17
Sixth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of June 21, 2016 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and incorporated herein by reference).

10.18
Seventh Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of October 19, 2021 (Filed as Exhibit 10.21 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 10, 2022, and incorporated herein by reference).

10.19
Optional Partial Termination to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of August 15, 2023 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2023, and incorporated herein by reference).

10.20
Partial Termination Notice to Lease by and between FSP-RIC, LLC and Zillow, Inc. dated as of December 7, 2023 (Filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024, and incorporated herein by reference).

10.21
Eighth Amendment to Lease by and between FSP-RIC, LLC and Zillow, Inc., dated as of June 27, 2024 (Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2025, and incorporated herein by reference).

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

10.30*
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

10.32*
Executive Departure Agreement and Release, dated May 17, 2023, by and between Zillow Group, Inc. and Allen Parker (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023, and incorporated herein by reference).

10.33*
Equity Award Grant Program for Nonemployee Directors under the Zillow Group, Inc. 2020 Incentive Plan (Filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024, and incorporated herein by reference).

10.34*
Executive Departure Agreement and Release, dated December 10, 2024, by and between Zillow Group, Inc. and Susan Daimler (Filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2025, and incorporated herein by reference).

10.35#
Credit Agreement, dated as of January 30, 2026, by and among Zillow Group, Inc., MFTB Holdco, Inc., Zillow, Inc., the lenders and issuing banks from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and as an issuing bank.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.

#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC or its staff upon request.
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

Dated: February 11, 2026	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 11, 2026.

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