Form 10-Q
period 2026-03-31
ZILLOW GROUP, INC.
filed 2026-05-06
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2026, 42,360,248 shares of Class A common stock, 6,217,447 shares of Class B common stock and 180,224,115 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2026

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation, Acronym or Common Term	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2025 Notes	2.75% Convertible Senior Notes fully settled in May 2025
Board	Board of Directors of Zillow Group, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	JPMorgan Chase Bank, N.A., UBS AG, Bank of Montreal, and Bank of Nova Scotia
MBS	Mortgage-backed security
MLS	Multiple Listing Service
NAR	National Association of REALTORS®
Repurchase Authorizations	A series of authorizations by the Board to repurchase Class A common stock, Class C capital stock, convertible senior notes, or a combination thereof
Revolving Credit Facility	The Company’s $500 million revolving credit facility with a maturity date of January 30, 2031, pursuant to a credit agreement dated as of January 30, 2026
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TTV	Total Transaction Value for the residential real estate industry

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risks, uncertainties and assumptions described in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including, but not limited to risks related to:
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
•our ability to protect and continue using our intellectual property and prevent others from copying, infringing upon, or developing similar intellectual property, including as a result of artificial intelligence;
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

WHERE YOU CAN FIND MORE INFORMATION
Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on the “Investors” section of our website at https://investors.zillowgroup.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC.
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters, and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations Site (https://investors.zillowgroup.com)
•Zillow Front Porch (https://www.zillow.com/news/)
•Zillow Group X Account (https://x.com/zillowgroup)
•Zillow Group LinkedIn Account (https://www.linkedin.com/company/zillow)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Quarterly Report on Form 10-Q. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC, and the inclusion of our website addresses, X Account and LinkedIn Account are as inactive textual references only.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$678	$768
Short-term investments	105	527
Accounts receivable, net	153	149
Mortgage loans held for sale	361	386
Prepaid expenses and other current assets	357	287
Restricted cash	5	5
Total current assets	1,659	2,122
Contract cost assets	27	27
Property and equipment, net	352	350
Right of use assets	59	56
Goodwill	2,823	2,823
Intangible assets, net	272	279
Other assets	34	28
Total assets	$5,226	$5,685
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$68	$36
Accrued expenses and other current liabilities	163	134
Accrued compensation and benefits	70	62
Borrowings under master repurchase agreements	335	364
Deferred revenue	74	69
Lease liabilities, current portion	14	14
Total current liabilities	724	679
Lease liabilities, net of current portion	80	79
Other long-term liabilities	14	43
Total liabilities	818	801
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 42,435,196 and 46,233,920 shares as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 180,442,257 and 187,994,150 shares as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	6,221	6,741
Accumulated other comprehensive income	—	2
Accumulated deficit	(1,813)	(1,859)
Total shareholders’ equity	4,408	4,884
Total liabilities and shareholders’ equity	$5,226	$5,685

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
For Sale revenue:
Residential	$450	$417
Mortgages	64	41
Total For Sale revenue	514	458
Rentals	183	129
Other	11	11
Total revenue	708	598
Cost of revenue	189	139
Gross profit	519	459
Operating expenses:
Sales and marketing	210	198
Technology and development	150	149
General and administrative	123	121
Total operating expenses	483	468
Income (loss) from operations	36	(9)
Other income, net	16	22
Interest expense	(4)	(5)
Income before income taxes	48	8
Income tax expense	(2)	—
Net income	$46	$8
Net income per share:
Basic	$0.19	$0.03
Diluted	$0.19	$0.03
Weighted-average shares outstanding:
Basic	235,682	242,256
Diluted	239,644	256,192
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$46	$8
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	(2)	3
Total other comprehensive income (loss)	(2)	3
Comprehensive income	$44	$11
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2026	240,446	$—	$6,741	$(1,859)	$2	$4,884
Issuance of Class C capital stock upon exercise of stock options	658	—	18	—	—	18
Vesting of restricted stock units	1,456	—	—	—	—	—
Share-based compensation expense	—	—	95	—	—	95
Repurchases of Class A common stock and Class C capital stock	(13,465)	—	(633)	—	—	(633)
Net income	—	—	—	46	—	46
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at March 31, 2026	229,095	$—	$6,221	$(1,813)	$—	$4,408

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	242,489	$—	$6,733	$(1,882)	$(3)	$4,848
Issuance of Class C capital stock upon exercise of stock options	800	—	33	—	—	33
Vesting of restricted stock units	1,370	—	—	—	—	—
Share-based compensation expense	—	—	112	—	—	112
Repurchases of Class A common stock and Class C capital stock	(3,339)	—	(250)	—	—	(250)
Net income	—	—	—	8	—	8
Other comprehensive income	—	—	—	—	3	3
Balance at March 31, 2025	241,320	$—	$6,628	$(1,874)	$—	$4,754
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$46	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	65
Share-based compensation	81	97
Amortization of right of use assets	2	2
Amortization of contract cost assets	6	5
Other adjustments to reconcile net income to net cash provided by operating activities	(16)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(4)	(11)
Mortgage loans held for sale	25	(26)
Prepaid expenses and other assets	(64)	(38)
Contract cost assets	(6)	(7)
Lease liabilities	(4)	(2)
Accounts payable	32	5
Accrued expenses and other current liabilities	23	9
Accrued compensation and benefits	8	(5)
Deferred revenue	5	8
Other long-term liabilities	1	(1)
Net cash provided by operating activities	200	104
Investing activities
Proceeds from maturities of investments	93	150
Proceeds from sales of investments	391	2
Purchases of investments	(64)	(60)
Purchases of property and equipment	(34)	(36)
Purchases of intangible assets	(10)	(108)
Net cash provided by (used in) investing activities	376	(52)
Financing activities
Net borrowings (repayments) on master repurchase agreements	(29)	28
Repurchases of Class A common stock and Class C capital stock	(626)	(250)
Payments for debt issuance costs	(2)	—
Proceeds from exercise of stock options	18	33
Payment of contingent consideration for acquisition	(27)	(30)
Net cash used in financing activities	(666)	(219)
Net decrease in cash, cash equivalents and restricted cash during period	(90)	(167)
Cash, cash equivalents and restricted cash at beginning of period	773	1,085
Cash, cash equivalents and restricted cash at end of period	$683	$918
Supplemental disclosures of cash flow information
Noncash transactions:
Write-off of fully depreciated property and equipment	$57	$46
Capitalized share-based compensation	14	15
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include Zillow Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in Zillow Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements of Zillow Group, Inc. as of that date. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2026 and our results of operations, comprehensive income, shareholders’ equity, and cash flows for the three month periods ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any interim period, or for any other future year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates, including those related to the accounting for certain revenue offerings, amortization period and recoverability of contract cost assets, website and software development costs, recoverability of long-lived assets and intangible assets, share-based compensation, income taxes, business combinations, including the initial and subsequent fair value measurements of assets (primarily intangible assets) and liabilities, and the recoverability of goodwill, among others. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The health of the housing market and broader economy may result in additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed, among others.
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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. During the three months ended March 31, 2026 and 2025, we paid $33 million in cash each period to settle the first and second earn out payments, most of which represented settlement of the acquisition date fair value. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three months ended March 31, 2026, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

	March 31, 2026	December 31, 2025
Range	45% - 100%	47% - 100%
Weighted-average	85%	86%
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
The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of the period	$8	$4
Issuances	32	21
Transfers	(28)	(18)
Balance, end of period	$12	$7
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	March 31, 2026	December 31, 2025
IRLCs	$760	$402
Forward contracts(1)	910	696
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$23	$23	$19	$19
Cash equivalents:
Money market funds	655	655	659	659
U.S. government treasury securities	—	—	90	90
Short-term investments:
U.S. government treasury securities	37	37	369	370
Corporate bonds	68	68	149	150
U.S. government agency securities	—	—	7	7
Mortgage origination-related:
Mortgage loans held for sale	—	361	—	386
IRLCs - prepaid expenses and other current assets	—	12	—	8
Forward contracts - prepaid expenses and other current assets	—	5	—	—
Restricted cash	5	5	5	5
Total assets measured at fair value on a recurring basis	$788	$1,166	$1,298	$1,694
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$—	$—	$1
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	32	—	33
Contingent consideration - other long-term liabilities	—	—	—	31
Total liabilities measured at fair value on a recurring basis	$—	$32	$—	$65
The following table presents available-for-sale investments by contractual maturity date as of March 31, 2026 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$26	$26
Due after one year	79	79
Total	$105	$105

Note 4. Property and Equipment, Net
The following table presents the detail of property and equipment, net as of the dates presented (in millions):

	March 31, 2026	December 31, 2025
Website development costs	$585	$596
Leasehold improvements	33	32
Computer equipment	16	17
Office equipment, furniture and fixtures	9	9
Property and equipment	643	654
Less: accumulated amortization and depreciation	(291)	(304)
Property and equipment, net	$352	$350
We recorded depreciation expense related to property and equipment (other than website development costs) of $2 million and $4 million for the three months ended March 31, 2026 and 2025, respectively.
We capitalized website development costs of $44 million and $48 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for website development costs included in cost of revenue was $42 million and $41 million for the three months ended March 31, 2026 and 2025, respectively.
Note 5. Intangible Assets, Net
The following tables present the detail of intangible assets, net as of the dates presented (in millions):

	March 31, 2026
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(58)	$136
Software	147	(56)	91
Developed technology	59	(35)	24
Trade names and trademarks	47	(31)	16
Purchased content	22	(17)	5
Total	$469	$(197)	$272

	December 31, 2025
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(52)	$142
Software	140	(53)	87
Developed technology	59	(32)	27
Trade names and trademarks	47	(30)	17
Purchased content	24	(18)	6
Total	$464	$(185)	$279
Amortization expense recorded for intangible assets was $21 million and $20 million for the three months ended March 31, 2026 and 2025, respectively. We did not record any impairment costs related to intangible assets for the three months ended March 31, 2026 or 2025.

Note 6. Debt
Master Repurchase Agreements
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of the dates presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity(1)	Outstanding Borrowings at March 31, 2026	Outstanding Borrowings at December 31, 2025	Weighted-Average Interest Rate at March 31, 2026
JPMorgan Chase Bank, N.A.(2)	April 22, 2027	$200	$119	$126	5.28%
Bank of Montreal(3)	February 24, 2027	200	98	88	5.22%
UBS AG	September 4, 2026	150	69	85	5.22%
Bank of Nova Scotia	June 8, 2026	100	49	65	5.18%
	Total	$650	$335	$364
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on April 23, 2026 to extend the maturity date to April 22, 2027.
(3) Agreement was amended and renewed on February 25, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to February 24, 2027.
As of March 31, 2026 and December 31, 2025, $350 million and $381 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2026, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans and have no recourse to Zillow Group or any of its other subsidiaries.
For additional details related to our master repurchase agreements, see Note 8 in the Notes to the Consolidated Financial Statements in Part II, Item 8 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Revolving Credit Facility
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility by and among Zillow Group, MFTB Holdco, Inc., Zillow, Inc. (the “Borrower”), the lenders from time to time party thereto, Goldman Sachs Bank USA as administrative agent and as issuing bank, and other issuing banks from time to time party thereto. The Revolving Credit Facility may be increased by up to an additional $250 million subject to the terms of the credit agreement. Revolving loans on the Revolving Credit Facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, or SOFR, in each case plus an applicable margin, depending on Zillow Group’s total net leverage ratio. Revolving loans may be borrowed, repaid and reborrowed under the Revolving Credit Facility until January 30, 2031, at which time all amounts borrowed must be repaid. Revolving loans may be prepaid, and revolving loan commitments may be permanently reduced by the Borrower in whole or in part, without penalty or premium.
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
We have not drawn any amounts under the Revolving Credit Facility as of March 31, 2026. Borrowings on the Revolving Credit Facility will be classified within long-term liabilities in our condensed consolidated balance sheets.

Note 7. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of March 31, 2026 and December 31, 2025, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2025, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $70 million (tax effected) as of December 31, 2025.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make year-to-date adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three month periods ended March 31, 2026 or 2025.
Note 8. Share Repurchase Authorizations
Prior to March 4, 2026, the Board authorized the repurchase of up to $3.5 billion of our Class A common stock, Class C capital stock, convertible senior notes or a combination thereof. On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $4.8 billion. As of March 31, 2026, $1.3 billion remained available for future repurchases of our stock pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations, excluding excise taxes and commissions, for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	3,799	9,666	2,460	879
Weighted-average price per share	$47.84	$45.92	$73.75	$78.03
Total purchase price	$182	$444	$181	$69

Note 9. Share-Based Awards
In connection with the annual review cycle, option awards and restricted stock units are granted under the Zillow Group, Inc. 2020 Incentive Plan during the first quarter of each year and typically vest quarterly over four years. For additional information regarding our share-based awards, see Note 11 in the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Option Awards
The following table summarizes option award activity for the three months ended March 31, 2026:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	27,303	$49.79	5.7	$565
Granted	4,487	43.61
Exercised	(658)	27.26
Forfeited or canceled	(168)	56.65
Outstanding at March 31, 2026	30,964	49.34	6.1	26
Vested and exercisable at March 31, 2026	22,189	48.28	5.0	24
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended March 31,
	2026	2025
Expected volatility	54% - 56%	59% - 60%
Risk-free interest rate	3.87% - 3.98%	4.16% - 4.17%
Weighted-average expected life	5.8 - 7.0 years	5.3 - 6.8 years
Weighted-average fair value of options granted	$23.62	$43.41
As of March 31, 2026, there was a total of $240 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the three months ended March 31, 2026:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2026	9,319	$61.83
Granted	5,660	43.70
Vested	(1,456)	52.54
Forfeited	(426)	59.91
Unvested outstanding at March 31, 2026	13,097	$55.09
As of March 31, 2026, there was a total of $683 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$2	$3
Sales and marketing	16	18
Technology and development	33	38
General and administrative	30	38
Total share-based compensation	$81	$97
Note 10. Net Income Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income per share calculations (in thousands):

	Three Months Ended March 31,
	2026	2025
Denominator for basic calculation	235,682	242,256
Effect of dilutive securities:
Option awards	3,362	9,668
Unvested restricted stock units	600	4,268
Denominator for dilutive calculation	239,644	256,192
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net income per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted-average Class C capital stock option awards outstanding	2,573	3,615
Weighted-average Class C capital stock restricted stock units outstanding	5,908	1,528
Class C capital stock issuable upon conversion of the 2025 Notes	—	6,237
Total Class C capital stock equivalents	8,481	11,380
Note 11. Commitments and Contingencies
Commitments
During the three months ended March 31, 2026, there were no material changes to the commitments disclosed in Note 13 in the Notes to the Consolidated Financial Statements in Part II, Item 8 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of March 31, 2026 or December 31, 2025.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. Our motion to transfer venue to the U.S. District Court for the Western District of Washington (the “Court”) was granted on May 28, 2020. On November 25, 2022, Zillow filed a motion to join an Inter Partes Review (“IPR”) petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning one patent in this action, which the Court granted on April 20, 2023. On October 11, 2023, the U.S. Patent and Trial Appeal Board (“PTAB”) ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023 (the “PTAB Appeal”), and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending PTAB Appeal. On June 21, 2024 we filed our response to the PTAB Appeal. On July 30, 2024, IBM filed its reply in further support of the PTAB Appeal. On September 3, 2024, we filed our reply in further support of our cross-appeal. On December 9, 2025, the Federal Circuit issued an order affirming the October 11, 2023 PTAB decision in full. On April 17, 2026, we filed our motion for summary judgment. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in the lawsuit.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. On December 7, 2022, the Court rendered its decision granting our previously filed motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, we filed our answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, which was granted on August 23, 2024. On September 6, 2024, we filed a petition for permission to appeal the class certification order, on September 16, 2024, plaintiffs filed their opposition to our petition, and on September 23, 2024, we filed our reply in further support of the petition. On October 24, 2024, the Ninth Circuit issued an order granting Zillow permission to appeal. On November 1, 2024, the Court issued an order staying the Federal Securities Suit pending the outcome of the appeal, which was extended on October 10, 2025. On January 8, 2025, we filed our opening brief in the appeal. On March 10, 2025, plaintiffs filed their response brief, and on April 30, 2025, we filed our reply brief. On September 26, 2025, the Ninth Circuit affirmed the Court’s class certification. On October 24, 2025, we filed an en banc petition before the Ninth Circuit seeking rehearing of the Ninth Circuit’s September 26, 2025 decision. On January 6, 2026, the Ninth Circuit issued an order denying Zillow’s en banc petition. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit.
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Exchange Act, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. These shareholder derivative lawsuits have since been stayed by the relevant courts and they remain stayed as of March 31, 2026. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.
On September 30, 2025, the Federal Trade Commission filed a complaint in the U.S. District Court for the Eastern District of Virginia against Zillow Group, Inc., Zillow, Inc., and Redfin Corporation. On October 1, 2025, the Attorneys General of the Commonwealth of Virginia and the States of Arizona, Connecticut, New York, and Washington filed a similar complaint against the same parties in the same court. The complaints allege that the partnership entered into between Zillow and Redfin on February 6, 2025, harmed competition for online multifamily rental-listings in violation of federal antitrust laws. The plaintiffs seek injunctive and other equitable relief. We filed our motion to dismiss on January 13, 2026. Plaintiffs filed their opposition to our motion to dismiss on February 3, 2026. On February 12, 2026, we filed our reply in further support of our motion to dismiss and on February 25, 2026, a hearing was held on the motion. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in these lawsuits.
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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters. For additional information regarding our indemnifications, see Note 13 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Note 12. Revenue and Contract Balances
We recognize revenue when or as we satisfy our performance obligations by transferring control of the promised products or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. See Note 2 in the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information on our revenue from contracts with customers and contract balances.
Contract Balances
Contract assets included in prepaid expenses and other current assets in our condensed consolidated balance sheets totaled $268 million and $212 million as of March 31, 2026 and December 31, 2025, respectively. Contract assets included in other assets in our condensed consolidated balance sheets totaled $23 million and $18 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the average remaining recognition period for our contract assets related to our Zillow Preferred offering was five months.
For the three months ended March 31, 2026, the opening balance of deferred revenue was $69 million, of which $47 million was recognized as revenue during the period. For the three months ended March 31, 2025, the opening balance of deferred revenue was $62 million, of which $46 million was recognized as revenue during the period.

Note 13. Segment Information
Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$708	$598
Less:
Headcount-related expenses, excluding share-based compensation	304	288
Direct product and service costs	99	50
Share-based compensation	81	97
Depreciation and amortization	65	65
Marketing and advertising costs	45	43
Software and hardware costs	34	26
Third-party professional service fees	31	17
Facility expenses	6	7
Other items (1)	7	14
Income (loss) from operations	36	(9)
Other income, net	16	22
Interest expense	(4)	(5)
Income tax expense	(2)	—
Net income	$46	$8
(1) Other items include taxes, insurance costs, and data acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, including in the section titled “Note Regarding Forward-Looking Statements,” and those factors discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, we had 7,058 employees, compared to 7,068 employees as of December 31, 2025.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, elevated and volatile mortgage interest rates, changes in rental inventory and occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data published by NAR, TTV increased 2% during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. We continue to invest in the growth of our business, which we believe has resulted in year over year total revenue results, described below, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, that exceeded industry performance for the same period. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Revenue Overview
Our revenue is classified into four categories: Residential, Mortgages, Rentals and Other. Our “For Sale revenue” subtotal includes our Residential and Mortgages revenue categories and represents our revenue from participation in residential real estate purchase and sale transactions.
Residential. Residential revenue includes revenue generated from our agent and software offerings and revenue derived from our New Construction marketplace and StreetEasy for sale product offerings. Agent offerings include Premier Agent market-based pricing, Zillow Preferred and Zillow Showcase. Software offerings primarily include Follow Up Boss, dotloop, and ShowingTime.
Premier Agent advertising products, which include the delivery of validated customer connections, or leads, are offered on a pay for performance (“Zillow Preferred”) and share of voice (“market-based pricing”) basis. Connections are delivered when consumer contact information is provided to Premier Agent partners. We do not promise any minimum or maximum share of connections to customers for either market-based pricing or Zillow Preferred.
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
Follow Up Boss revenue primarily consists of our software as a service (“SaaS”) customer relationship management system which provides real estate agents, teams and brokerages with a central hub to manage real estate transactions from connection to close.
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
For additional information on our revenue categories, see Note 2 in our Notes to Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Financial Overview
For the three months ended March 31, 2026 and 2025, we generated total revenue of $708 million and $598 million, respectively, an increase of 18%. The increase in total revenue was primarily attributable to the following:
For Sale Revenue
•Residential revenue increased by $33 million, or 8%, to $450 million, due to an increase in residential revenue per visit.
•Mortgages revenue increased by $23 million, or 56%, to $64 million, driven by an increase in mortgage originations revenue as a result of increased total loan origination volume.
Rentals Revenue
Rentals revenue increased by $54 million, or 42%, to $183 million, due to increases in quarterly revenue per average monthly rentals unique visitor and average monthly rentals unique visitors.
Gross Profit
During the three months ended March 31, 2026 and 2025, we generated gross profit of $519 million and $459 million, respectively, an increase of 13%.

Key Metrics
Management has identified visits, unique users, For Sale revenue per TTV, and the volume of loans originated through Zillow Home Loans as relevant to investors’ and others’ assessment of our financial condition and results of operations.
Visits
The number of visits is an important metric because it is an indicator of consumers’ level of engagement with our mobile apps, websites and other services. We believe highly engaged consumers are more likely to use our products and services, including Zillow Home Loans, or be transaction-ready real estate market participants and therefore more sought-after by our Premier Agent partners.
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
The following table presents the number of visits to our mobile apps and websites for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025
Visits	2,276	2,354	(3)%
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
Due to technological limitations, user software settings, or user behavior, our internal measurement tool may assign a unique cookie to different instances of access by the same individual to our mobile apps and websites. In such instances, although this tool captures the number of unique users in accordance with the defined methodology, there are inherent limitations in measuring the number of unique individuals accessing our mobile apps and websites.

The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025
Average monthly unique users	220	227	(3)%
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
Prior to the three months ended December 31, 2025, TTV was calculated and reported using existing-home sales and average sales price data collected and estimated by Zillow Group as published monthly on our site. Beginning with the three months ended December 31, 2025, we calculate and report TTV using existing-home sales and average sales price data published by NAR, an industry-standard, publicly available source of residential real estate transaction data. We made this change to align the calculation of TTV with a widely used industry data source. We believe the use of the NAR data improves comparability of the metric over time.
We have recast TTV and For Sale revenue per TTV for the twelve months ended March 31, 2025 to conform with the revised TTV methodology used for the twelve months ended March 31, 2026, described above. The change in methodology to calculate TTV resulted in an approximately 27% increase in TTV and 22% decrease in For Sale revenue per TTV reported for the twelve months ended March 31, 2025, primarily due to differences in existing residential homes sold and average sales price of existing residential homes sold for the period as collected and estimated by Zillow Group compared to as reported by NAR.
Zillow Group’s presentation of TTV is derived from third-party data published by NAR, which may be subject to revisions, updates, or changes in methodology. While we believe NAR’s data provides a reliable measure of industry transaction data, changes to the underlying data or methodologies could affect TTV and, as a result, For Sale revenue per TTV in future periods.

The following table presents our For Sale revenue per TTV for the periods presented:

	Twelve Months Ended March 31,		2025 to 2026 % Change
	2026	2025
For Sale revenue (in millions)	$1,959	$1,773	10%
Total Transaction Value (in trillions) (1)	$2.3	$2.2	2%
For Sale revenue per Total Transaction Value (in basis points)	8.7	8.0	9%
(1) Estimate for the twelve months ended March 31, 2026 is as of April 2026.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		2025 to 2026 % Change
	2026	2025
Purchase loan origination volume	$1,548	$791	96%
Refinance loan origination volume	22	5	340%
Total loan origination volume	$1,570	$796	97%
During the three months ended March 31, 2026, total loan origination volume increased 97%, compared to the three months ended March 31, 2025. This increase was primarily driven by the continued growth in Zillow Home Loans purchase loan originations in line with our strategic priorities.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended March 31,		2025 to 2026		Three Months Ended March 31,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$450	$417	$33	8%	64%	70%
Mortgages	64	41	23	56	9	7
Total For Sale revenue	514	458	56	12	73	77
Rentals	183	129	54	42	26	22
Other	11	11	—	—	2	2
Total revenue	$708	$598	$110	18%	100%	100%

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Total revenue increased $110 million, or 18%, to $708 million:
For Sale Revenue
•Residential revenue increased $33 million, or 8%. The increase in Residential revenue was driven by a 12% increase in Residential revenue per visit to $0.198 for the three months ended March 31, 2026 from $0.177 for the three months ended March 31, 2025, primarily due to growth in our Premier Agent revenue driven by continued improvement in our ability to connect high-intent customers to agents, an increase in ShowingTime revenue driven by increasing adoption of our software services by sellers and listing agents, and continued growth in new construction and Follow Up Boss revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period.

•Mortgages revenue increased $23 million, or 56%, primarily driven by a $26 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 97% increase in total loan origination volume to $1.6 billion for the three months ended March 31, 2026 from $796 million for the three months ended March 31, 2025, largely driven by continued growth in Zillow Home Loans purchase loan origination volume. We expect Mortgages revenue to increase in absolute dollars during the three months ending June 30, 2026, primarily driven by continued growth in Zillow Home Loans purchase loan origination volume.
Rentals Revenue
•Rentals revenue increased $54 million, or 42%. The increase in Rentals revenue was driven by growth in average monthly rentals unique visitors, which increased 20% to 36 million during the three months ended March 31, 2026 from 30 million during the three months ended March 31, 2025. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow, Trulia and HotPads mobile apps and websites, and on Realtor.com and beginning in February 2025, Redfin and its sites, including Rent.com and ApartmentGuide.com. The increase in Rentals revenue was also due to an 18% increase in quarterly revenue per average monthly rentals unique visitor to $5.08 for the three months ended March 31, 2026 from $4.30 for the three months ended March 31, 2025, primarily driven by a 57% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. We expect Rentals revenue to increase in absolute dollars during the three months ending June 30, 2026, primarily driven by continued growth in multifamily revenue from the addition of new rental properties.
Adjusted EBITDA

The following table summarizes net income and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Three Months Ended March 31,		2025 to 2026		Three Months Ended March 31,
	2026	2025	$ Change	% Change	2026	2025
Net income	$46	$8	$38	475%	6%	1%
Adjusted EBITDA	$182	$153	$29	19%	26%	26%

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, in this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash-flow metrics, net income and our other GAAP results.
The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2026	2025
Net income	$46	$8
Income taxes	2	—
Other income, net	(16)	(22)
Depreciation and amortization	65	65
Share-based compensation	81	97
Interest expense	4	5
Adjusted EBITDA	$182	$153
Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended March 31,		2025 to 2026		Three Months Ended March 31,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Cost of revenue	$189	$139	$50	36%	27%	23%
Gross profit	519	459	60	13	73	77
Operating expenses:
Sales and marketing	210	198	12	6	30	33
Technology and development	150	149	1	1	21	25
General and administrative	123	121	2	2	17	20
Total operating expenses	483	468	15	3	68	78
Other income, net	16	22	(6)	(27)	2	4
Interest expense	4	5	(1)	(20)	1	1
Income tax expense	2	—	2	—	—	—

Cost of Revenue
Cost of revenue consists of expenses related to operating our mobile apps and websites, including associated headcount-related expenses, such as salaries, benefits, bonuses and share-based compensation expense, as well as revenue-sharing costs, depreciation expense, and costs associated with hosting our mobile apps and websites. Cost of revenue also includes amortization costs related to capitalized website and development activities, amortization of software, amortization of certain intangible assets and other costs to obtain data used to populate our mobile apps and websites, and amortization of certain intangible assets recorded in connection with acquisitions, including developed technology. Cost of revenue also includes credit card fees and ad serving costs paid to third parties, direct costs to provide our rental applications product, and direct costs to originate mortgage loans, including underwriting and processing costs.

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Cost of revenue increased $50 million, or 36%, primarily driven by increases of $38 million in lead acquisition costs, primarily associated with our Redfin rentals syndication agreement, $5 million in mortgage loan processing costs due to increased purchase loan origination volume, $3 million in ad serving costs to support the growth of our rentals marketplace, and $3 million in software and hardware costs. We expect our cost of revenue to increase in absolute dollars during the three months ending June 30, 2026, primarily due to higher direct product and service costs, including increased lead acquisition costs associated with our Redfin rentals syndication agreement, as we continue to support growth in revenue.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Gross profit increased by $60 million, or 13%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 77% to 73%, primarily due to increased lead acquisition costs associated with our Redfin rentals syndication agreement.

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
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Sales and marketing expenses increased $12 million, or 6%, primarily driven by increases of $9 million in headcount-related expenses to support growth in our Mortgages purchase loan origination volume. We expect sales and marketing expenses to increase in absolute dollars during the three months ending June 30, 2026, primarily due to the impact of seasonality on the real estate market and strategic increases in our marketing and advertising costs to support the continued expected growth of our business.

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
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Technology and development expenses increased $1 million, or 1%, primarily due to a $5 million increase in software and hardware costs which was partially offset by a $4 million decrease in headcount-related expenses driven primarily by a decrease in share-based compensation expense.

General and Administrative
General and administrative expenses consist of headcount-related expenses, including salaries, benefits, bonuses and share-based compensation expense for executive, finance, accounting, legal, human resources, recruiting, corporate information technology costs and other administrative support. General and administrative expenses also include legal settlement costs and estimated legal liabilities, legal, accounting and other third-party professional service fees, rent expense, depreciation expense, and bad debt expense.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
General and administrative expenses increased $2 million, or 2%, primarily due to an increase of $11 million in legal expenses which was partially offset by a $9 million decrease in headcount-related expenses, driven primarily by a decrease in share-based compensation expense.

Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income, net decreased $6 million, or 27%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 primarily due to lower interest income driven by a decrease in our investment balances as a result of share repurchases and the settlement of the 2025 Notes.
Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of March 31, 2026 and December 31, 2025, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2025, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $70 million (tax effected) as of December 31, 2025.
Income tax expense was not material for the three months ended March 31, 2026 or 2025.
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
Sources of Liquidity
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents, investments and restricted cash of $788 million and $1.3 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, and, from time to time, U.S. government treasury securities and commercial paper. Investments consist of fixed income securities, which include U.S. government treasury securities, investment grade corporate securities and U.S. government agency securities. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of March 31, 2026, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility by and among Zillow Group, MFTB Holdco, Inc., Zillow, Inc. (the “Borrower”), the lenders from time to time party thereto, Goldman Sachs Bank USA as administrative agent and as issuing bank, and other issuing banks from time to time party thereto. The Revolving Credit Facility may be increased by up to an additional $250 million subject to the terms of the credit agreement. Revolving loans may be borrowed, repaid and reborrowed under the Revolving Credit Facility until January 30, 2031, at which time all amounts borrowed must be repaid. Revolving loans may be prepaid, and revolving loan commitments may be permanently reduced by the Borrower in whole or in part, without penalty or premium. We have not drawn any amounts under the Revolving Credit Facility as of the date of this Quarterly Report on Form 10-Q.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2026	2025
Cash Flow Data:
Net cash provided by operating activities	$200	$104
Net cash provided by (used in) investing activities	376	(52)
Net cash used in financing activities	(666)	(219)
Adjusted free cash flow	127	88
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
For the three months ended March 31, 2026, net cash provided by operating activities was $200 million. This was primarily driven by net income of $46 million, adjusted by share-based compensation of $81 million, depreciation and amortization of $65 million, amortization of contract cost assets of $6 million, and $16 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities increased net cash provided by operating activities by $16 million. The changes in operating assets and liabilities are primarily related to a $32 million increase in accounts payable due to the timing of payments, a $25 million decrease in mortgage loans held for sale due to the timing of loan sales, a $23 million increase in accrued expenses and other current liabilities and an $8 million increase in accrued compensation and benefits, both primarily driven by the timing of payments, and a $5 million increase in deferred revenue related to growth in subscription-based contracts. These changes were partially offset by a $64 million increase in prepaid expenses and other assets primarily due to an increase in accrued revenue, a $6 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, a $4 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, and a $4 million decrease in lease liabilities due to contractual lease payments.
For the three months ended March 31, 2025, net cash provided by operating activities was $104 million. This was driven by net income of $8 million, adjusted by share-based compensation of $97 million, depreciation and amortization of $65 million, amortization of contract cost assets of $5 million, amortization of right of use assets of $2 million, and $5 million in other adjustments to reconcile net income to cash provided by operating activities. Changes in operating assets and liabilities decreased cash provided by operating activities by $68 million. The changes in operating assets and liabilities are primarily related to a $38 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $26 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, an $11 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $7 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, a $5 million decrease in accrued compensation and benefits driven by the timing of payments, and a $2 million decrease in lease liabilities due to contractual lease payments. These changes were partially offset by a $9 million increase in accrued expenses and other current liabilities primarily driven by the timing of payments, an $8 million increase in deferred revenue attributable to the timing of revenue recognition, and a $5 million increase in accounts payable driven by the timing of payments.

Cash Flows Provided By (Used in) Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the three months ended March 31, 2026, net cash provided by investing activities was $376 million. This was primarily related to $420 million of net proceeds from maturities and sales of investments, partially offset by $44 million of purchases of property and equipment and intangible assets.
For the three months ended March 31, 2025, net cash used in investing activities was $52 million. This was primarily related to $144 million of purchases of property and equipment and intangible assets, including a $100 million payment in connection with the partnership we entered into with Redfin in February 2025. These outflows were partially offset by $92 million of net proceeds from maturities and sales of investments.
Cash Flows Used In Financing Activities
Our primary financing activities include repurchases of Class A common stock and Class C capital stock, the exercise of employee option awards, repayments of borrowings on our master repurchase agreements related to Zillow Home Loans, and the payment of contingent consideration up to its acquisition-date fair value.
For the three months ended March 31, 2026, net cash used in financing activities was $666 million, which primarily related to $626 million of cash paid for share repurchases, $29 million of net repayments on our master repurchase agreements related to Zillow Home Loans, and $27 million related to the settlement of the acquisition date fair value of the second Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $18 million of proceeds from the exercise of stock options.
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
Adjusted Free Cash Flow
To provide investors with additional information regarding our liquidity, we have disclosed Adjusted free cash flow, a non-GAAP financial measure, in this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure. We define Adjusted free cash flow as net cash provided by operating activities adjusted for purchases of property and equipment, purchases of intangible assets, net borrowings (repayments) on master repurchase agreements, and the initial payment in connection with the Redfin rentals partnership. Borrowings (repayments) on master repurchase agreements are used to fund Zillow Home Loans mortgage loan originations, and we consider them part of our ongoing liquidity management. The initial payment in connection with the Redfin rentals partnership was considered a one-time and nonrecurring cash flow, and we exclude it from our calculation as we believe it impacts the ability to evaluate the liquidity of our business operations on a period-to-period basis.
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

The following table provides a reconciliation of Adjusted free cash flow to net cash provided by operating activities for the periods presented (in millions, unaudited):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$200	$104
Purchases of property and equipment	(34)	(36)
Purchases of intangible assets	(10)	(108)
Net borrowings (repayments) on master repurchase agreements	(29)	28
Initial payment in connection with Redfin rentals partnership	—	100
Adjusted free cash flow	$127	$88
Capital Resources
Revolving Credit Facility
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility, which may be increased by up to an additional $250 million subject to the terms of the credit agreement. Borrowings under the facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, or SOFR, in each case plus an applicable margin, determined by Zillow Group’s total net leverage ratio. The facility matures on January 30, 2031. As of March 31, 2026, no amounts were outstanding under the Revolving Credit Facility. Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on our Revolving Credit Facility.
Share Repurchases
On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $4.8 billion as of March 31, 2026. During the three months ended March 31, 2026, we repurchased 3.8 million shares of Class A common stock and 9.7 million shares of Class C capital stock at an average price of $47.84 and $45.92 per share, respectively, for an aggregate purchase price of $182 million and $444 million, respectively, totaling $626 million. As of March 31, 2026, $1.3 billion remained available for future repurchases of our stock pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected.
Master Repurchase Agreements
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity(1)	Outstanding Borrowings at March 31, 2026	Outstanding Borrowings at December 31, 2025	Weighted Average Interest Rate at March 31, 2026
JPMorgan Chase Bank, N.A.(2)	April 22, 2027	$200	$119	$126	5.28%
Bank of Montreal(3)	February 24, 2027	200	98	88	5.22%
UBS AG	September 4, 2026	150	69	85	5.22%
Bank of Nova Scotia	June 8, 2026	100	49	65	5.18%
	Total	$650	$335	$364
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on April 23, 2026 to extend the maturity date to April 22, 2027.
(3) Agreement was amended and renewed on February 25, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to February 24, 2027.

Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Home Loans’ master repurchase agreements.
Contractual Obligations and Other Commitments
Master Repurchase Agreements - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of March 31, 2026, we have outstanding principal amounts of $335 million. Amounts exclude an immaterial amount of estimated interest payments.
Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. During the three months ended March 31, 2026, there were no material changes to our operating lease obligations disclosed in Note 7 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Purchase Obligations - We have non-cancelable purchase obligations for content related to our mobile apps and websites, certain cloud computing services and amounts due under certain partnership agreements. During the three months ended March 31, 2026, there were no material changes to the purchase commitments disclosed in Note 13 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates, and the health of the housing market and the broader economy have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact our estimates. For information on our critical accounting policies and estimates, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, U.S. government treasury securities, investment grade corporate securities and U.S. government agency securities. Our current investment policy seeks first to preserve capital, second to provide sufficient liquidity for our operating and capital needs and third to maximize yield.
Our short-term investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. For our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of March 31, 2026 and December 31, 2025, we had $335 million and $364 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our interest expense associated with the master repurchase agreements for the three months ended March 31, 2026.
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility, which may be increased by up to an additional $250 million subject to the terms of the credit agreement. Borrowings under the facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, or SOFR, in each case plus an applicable margin, determined by Zillow Group’s total net leverage ratio. The facility matures on January 30, 2031. As of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the Revolving Credit Facility; however, future borrowings would expose us to additional market risk.
For additional details related to our master repurchase agreements and Revolving Credit Facility, see Note 6 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
We do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition. As we do not currently have a significant exposure to foreign operations, we do not believe an immediate

10% increase or decrease in foreign currency exchange rates relative to the U.S. dollar would have a material effect on our business, results of operations or financial condition. However, as our operations expand, a greater portion of our operating expenses may be denominated in foreign currencies, and fluctuations in foreign exchange rates could increase our operating costs or adversely affect our results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 11 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risks described in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2026.
Purchase of Equity Securities by the Issuer
The following table summarizes our share repurchases during the three months ended March 31, 2026 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
January 1 - January 31, 2026	175	85	$68.82	$66.85	260	$693
February 1 - February 28, 2026	3,025	7,047	47.16	45.96	10,072	226
March 1 - March 31, 2026	599	2,534	45.18	45.12	3,133	1,335
Total	3,799	9,666			13,465

(1) On December 2, 2021, the Board authorized a share repurchase program granting the authority to repurchase up to $750 million of Class A common stock, Class C capital stock or a combination of both. This authorization was supplemented with additional Board authorizations to increase the aggregate repurchase capacity to a total of $3.5 billion and to allow for the repurchase of a portion of our convertible senior notes. On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of Class A common stock, Class C capital stock, or a combination thereof, increasing the total Repurchase Authorizations to $4.8 billion. The Repurchase Authorizations do not have an expiration date.

(2) Excludes excise taxes and commissions.

Item 5. Other Information
Trading Plans
On February 11, 2026, Lloyd D. Frink, co-founder, President of the Company, and Co-Executive Chairman of the Board, terminated a previously disclosed 10b5-1 sales plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and was entered into on December 11, 2024. The 10b5-1 sales plan provided for an aggregate sale of (i) up to 200,000 shares of Class C capital stock plus (ii) up to an additional 200,000 shares of Class C capital stock related to the exercise of option awards granted to Mr. Frink.
On February 20, 2026, Jeremy Wacksman, Chief Executive Officer of the Company and member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Wacksman. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan is not yet determinable because (i) certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan and (ii) for each vested restricted stock unit award that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding prior to any sale occurring under the terms of the plan. This 10b5-1 sales plan will become effective on May 22, 2026 and will terminate on February 20, 2027, subject to earlier termination as provided in the plan.
On March 4, 2026, Erik Blachford, member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Blachford. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan is not yet determinable because certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan. This 10b5-1 sales plan will become effective on June 8, 2026 and will terminate on March 4, 2027, subject to earlier termination as provided in the plan.
On February 11, 2026, Richard N. Barton, co-founder and Co-Executive Chairman of the Board, terminated a previously disclosed 10b5-1 sales plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and was entered into on December 11, 2024. The 10b5-1 sales plan provided for the sale of up to 300,000 shares of Class C capital stock related to the exercise of option awards granted to Mr. Barton. On February 27, 2026, Mr. Barton entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan was amended on March 5, 2026 and provides for an aggregate sale of (i) up to 300,000 shares of Class C capital stock plus (ii) up to an additional 163,980 shares of Class C capital stock related to the exercise of option awards granted to Mr. Barton. This 10b5-1 sales plan will become effective on June 8, 2026 and will terminate on June 7, 2027, subject to earlier termination as provided in the plan.
On March 6, 2026, Amy Bohutinsky, member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of up to 105,884 shares of Class C capital stock related to the exercise of option awards granted to Ms. Bohutinsky. This 10b5-1 sales plan will become effective on June 8, 2026 and will terminate on March 7, 2027, subject to earlier termination as provided in the plan.

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

10.1#
Credit Agreement, dated as of January 30, 2026, by and among Zillow Group, Inc., MFTB Holdco, Inc., Zillow, Inc., the lenders and issuing banks from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and as an issuing bank (Filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2026, and incorporated herein by reference).

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

Dated: May 6, 2026	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer