Form 10-Q
period 2026-06-30
ZILLOW GROUP, INC.
filed 2026-08-05
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2026, 41,402,072 shares of Class A common stock, 6,217,447 shares of Class B common stock and 177,255,435 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2026

i

GLOSSARY OF TERMS
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

Abbreviation, Acronym or Common Term	Definition
Zillow Group, “the Company,” “we,” “us” and “our”	Refers to Zillow Group, Inc., unless the context indicates otherwise as used in this Quarterly Report on Form 10-Q
2025 Notes	2.75% Convertible Senior Notes fully settled in May 2025
Board	Board of Directors of Zillow Group, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FTC	Federal Trade Commission
GAAP	Generally accepted accounting principles in the United States
IRLC	Interest rate lock commitment
Lenders	JPMorgan Chase Bank, N.A., UBS AG, Bank of Montreal, and Bank of Nova Scotia
MBS	Mortgage-backed security
MLS	Multiple Listing Service
NAR	National Association of REALTORS®
Repurchase Authorizations	A series of authorizations by the Board to repurchase Class A common stock, Class C capital stock, or a combination thereof
Revolving Credit Facility	The Company’s $500 million revolving credit facility with a maturity date of January 30, 2031, pursuant to a credit agreement dated as of January 30, 2026
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TTV	Total Transaction Value for the residential real estate industry

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
Investors and others should note that Zillow Group announces material financial information to its investors using its press releases, SEC filings and public conference calls and webcasts. Zillow Group intends to also use the following channels as a means of disclosing information about Zillow Group, its services and other matters, and for complying with its disclosure obligations under Regulation FD:
•Zillow Group Investor Relations Site (https://investors.zillowgroup.com)
•Zillow Front Porch (https://www.zillow.com/news/)
•Zillow Group LinkedIn Account (https://www.linkedin.com/company/zillow)
The information Zillow Group posts through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following Zillow Group’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time and reflects current updated channels as of the date of this Quarterly Report on Form 10-Q. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q or any other document we file with the SEC, and the inclusion of our website addresses and LinkedIn Account are as inactive textual references only.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$572	$768
Short-term investments	110	527
Accounts receivable, net	175	149
Mortgage loans held for sale	494	386
Prepaid expenses and other current assets	384	287
Restricted cash	6	5
Total current assets	1,741	2,122
Contract cost assets	27	27
Property and equipment, net	356	350
Right of use assets	59	56
Goodwill	2,823	2,823
Intangible assets, net	263	279
Other assets	36	28
Total assets	$5,305	$5,685
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$72	$36
Accrued expenses and other current liabilities	194	134
Accrued compensation and benefits	94	62
Borrowings under master repurchase agreements	465	364
Deferred revenue	65	69
Lease liabilities, current portion	16	14
Total current liabilities	906	679
Lease liabilities, net of current portion	77	79
Other long-term liabilities	14	43
Total liabilities	997	801
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 41,402,072 and 46,233,920 shares as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 177,249,941 and 187,994,150 shares as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	6,126	6,741
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(1,817)	(1,859)
Total shareholders’ equity	4,308	4,884
Total liabilities and shareholders’ equity	$5,305	$5,685

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
For Sale revenue:
Residential	$465	$434	$915	$851
Mortgages	84	48	148	89
Total For Sale revenue	549	482	1,063	940
Rentals	209	159	392	288
Other	14	14	25	25
Total revenue	772	655	1,480	1,253
Cost of revenue	210	166	399	305
Gross profit	562	489	1,081	948
Operating expenses:
Sales and marketing	249	226	459	424
Technology and development	156	153	306	302
General and administrative	131	121	254	242
Restructuring costs	36	—	36	—
Total operating expenses	572	500	1,055	968
Income (loss) from operations	(10)	(11)	26	(20)
Other income, net	13	18	29	40
Interest expense	(6)	(5)	(10)	(10)
Income (loss) before income taxes	(3)	2	45	10
Income tax expense	(1)	—	(3)	—
Net income (loss)	$(4)	$2	$42	$10
Net income (loss) per share:
Basic	$(0.02)	$0.01	$0.18	$0.04
Diluted	$(0.02)	$0.01	$0.18	$0.04
Weighted-average shares outstanding:
Basic	227,896	241,083	231,767	241,667
Diluted	227,896	251,665	233,891	253,916
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(4)	$2	$42	$10
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	(1)	1	(3)	4
Total other comprehensive income (loss)	(1)	1	(3)	4
Comprehensive income (loss)	$(5)	$3	$39	$14
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2026	229,095	$—	$6,221	$(1,813)	$—	$4,408
Issuance of Class C capital stock upon exercise of stock options	127	—	5	—	—	5
Vesting of restricted stock units	1,291	—	—	—	—	—
Share-based compensation expense	—	—	101	—	—	101
Repurchases of Class A common stock and Class C capital stock	(5,644)	—	(201)	—	—	(201)
Net loss	—	—	—	(4)	—	(4)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2026	224,869	$—	$6,126	$(1,817)	$(1)	$4,308

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2025	241,320	$—	$6,628	$(1,874)	$—	$4,754
Issuance of Class C capital stock upon exercise of stock options	520	—	22	—	—	22
Vesting of restricted stock units	1,597	—	—	—	—	—
Share-based compensation expense	—	—	117	—	—	117
Settlement of convertible senior notes	1	—	—	—	—	—
Repurchases of Class A common stock and Class C capital stock	(2,306)	—	(150)	—	—	(150)
Net income	—	—	—	2	—	2
Other comprehensive income	—	—	—	—	1	1
Balance at June 30, 2025	241,132	$—	$6,617	$(1,872)	$1	$4,746
See accompanying notes to the condensed consolidated financial statements.

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2026	240,446	$—	$6,741	$(1,859)	$2	$4,884
Issuance of Class C capital stock upon exercise of stock options	785	—	23	—	—	23
Vesting of restricted stock units	2,747	—	—	—	—	—
Share-based compensation expense	—	—	196	—	—	196
Repurchases of Class A common stock and Class C capital stock	(19,109)	—	(834)	—	—	(834)
Net income	—	—	—	42	—	42
Other comprehensive loss	—	—	—	—	(3)	(3)
Balance at June 30, 2026	224,869	$—	$6,126	$(1,817)	$(1)	$4,308

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	242,489	$—	$6,733	$(1,882)	$(3)	$4,848
Issuance of Class C capital stock upon exercise of stock options	1,320	—	55	—	—	55
Vesting of restricted stock units	2,967	—	—	—	—	—
Share-based compensation expense	—	—	229	—	—	229
Settlement of convertible senior notes	1	—	—	—	—	—
Repurchases of Class A common stock and Class C capital stock	(5,645)	—	(400)	—	—	(400)
Net income	—	—	—	10	—	10
Other comprehensive income	—	—	—	—	4	4
Balance at June 30, 2025	241,132	$—	$6,617	$(1,872)	$1	$4,746

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$42	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	132
Share-based compensation	169	196
Amortization of right of use assets	4	4
Amortization of contract cost assets	13	10
Other adjustments to reconcile net income to net cash provided by operating activities	(13)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(26)	(47)
Mortgage loans held for sale	(108)	(91)
Prepaid expenses and other assets	(94)	(46)
Contract cost assets	(13)	(13)
Lease liabilities	(7)	(6)
Accounts payable	36	26
Accrued expenses and other current liabilities	49	18
Accrued compensation and benefits	32	—
Deferred revenue	(4)	8
Other long-term liabilities	1	(1)
Net cash provided by operating activities	211	191
Investing activities
Proceeds from maturities of investments	98	272
Proceeds from sales of investments	391	50
Purchases of investments	(75)	(109)
Purchases of property and equipment	(70)	(73)
Purchases of intangible assets	(19)	(115)
Net cash provided by investing activities	325	25
Financing activities
Net borrowings on master repurchase agreements	101	85
Repurchases of Class A common stock and Class C capital stock	(826)	(400)
Settlement of 2025 Notes	—	(419)
Payments for debt issuance costs	(2)	—
Proceeds from exercise of stock options	23	55
Payment of contingent consideration for acquisition	(27)	(30)
Net cash used in financing activities	(731)	(709)
Net decrease in cash, cash equivalents and restricted cash during period	(195)	(493)
Cash, cash equivalents and restricted cash at beginning of period	773	1,085
Cash, cash equivalents and restricted cash at end of period	$578	$592
Supplemental disclosures of cash flow information
Noncash transactions:
Write-off of fully depreciated property and equipment	$97	$82
Capitalized share-based compensation	27	33
Write-off of fully amortized intangible assets	15	9
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2026 and our results of operations, comprehensive income (loss) and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any interim period, or for any other future year.
There were no significant changes to the significant accounting policies disclosed in Note 2 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the updates noted below. Such updates were made due to the recognition of restructuring costs during the three and six months ended June 30, 2026.
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
Restructuring Costs
Restructuring costs recorded in our condensed consolidated statements of operations primarily relate to employee termination costs. One-time employee termination benefits are recognized when the plan of termination has been communicated to employees and certain other criteria are met. Other severance and employee costs, primarily pertaining to ongoing employee benefit arrangements, are recognized when it is probable that the employees are entitled to the severance benefits and the amounts can be reasonably estimated. The cumulative effect of a change resulting from a revision to either the timing or the amount of estimated cash flows for restructuring is recognized as an adjustment to the liability in the period of the change.
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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. During the six months ended June 30, 2026 and 2025, we paid $33 million in cash each period to settle the first and second earn out payments, most of which represented settlement of the acquisition date fair value. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three and six months ended June 30, 2026, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

	June 30, 2026	December 31, 2025
Range	57% - 100%	47% - 100%
Weighted-average	85%	86%
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
The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of the period	$12	$7	$8	$4
Issuances	43	24	75	45
Transfers	(40)	(22)	(68)	(40)
Fair value changes	1	—	1	—
Balance, end of period	$16	$9	$16	$9
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	June 30, 2026	December 31, 2025
IRLCs	$767	$402
Forward contracts(1)	993	696
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$46	$46	$19	$19
Cash equivalents:
Money market funds	526	526	659	659
U.S. government treasury securities	—	—	90	90
Short-term investments:
Corporate bonds	73	73	149	150
U.S. government treasury securities	36	36	369	370
Commercial paper	1	1	—	—
U.S. government agency securities	—	—	7	7
Mortgage origination-related:
Mortgage loans held for sale	—	494	—	386
IRLCs - prepaid expenses and other current assets	—	16	—	8
Restricted cash	6	6	5	5
Total assets measured at fair value on a recurring basis	$688	$1,198	$1,298	$1,694
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$2	$—	$1
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	32	—	33
Contingent consideration - other long-term liabilities	—	—	—	31
Total liabilities measured at fair value on a recurring basis	$—	$34	$—	$65
The following table presents available-for-sale investments by contractual maturity date as of June 30, 2026 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$25	$25
Due after one year	85	85
Total	$110	$110

Note 4. Property and Equipment, Net
The following table presents the detail of property and equipment, net as of the dates presented (in millions):

	June 30, 2026	December 31, 2025
Website development costs	$590	$596
Leasehold improvements	33	32
Computer equipment	17	17
Office equipment, furniture and fixtures	9	9
Property and equipment	649	654
Less: accumulated amortization and depreciation	(293)	(304)
Property and equipment, net	$356	$350
We recorded depreciation expense related to property and equipment (other than website development costs) of $3 million for both the three months ended June 30, 2026 and 2025 and $5 million and $7 million for the six months ended June 30, 2026 and 2025, respectively.
We capitalized website development costs of $46 million and $51 million for the three months ended June 30, 2026 and 2025, respectively, and $90 million and $99 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense for website development costs included in cost of revenue was $41 million and $42 million for the three months ended June 30, 2026 and 2025, respectively, and $83 million for both the six months ended June 30, 2026 and 2025.
Note 5. Intangible Assets, Net
The following tables present the detail of intangible assets, net as of the dates presented (in millions):

	June 30, 2026
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(64)	$130
Software	150	(58)	92
Developed technology	59	(39)	20
Trade names and trademarks	47	(32)	15
Purchased content	23	(17)	6
Total	$473	$(210)	$263

	December 31, 2025
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(52)	$142
Software	140	(53)	87
Developed technology	59	(32)	27
Trade names and trademarks	47	(30)	17
Purchased content	24	(18)	6
Total	$464	$(185)	$279
Amortization expense recorded for intangible assets was $21 million and $22 million for the three months ended June 30, 2026 and 2025, respectively, and $42 million for both the six months ended June 30, 2026 and 2025. We did not record any impairment costs related to intangible assets for the three or six months ended June 30, 2026 or 2025.

Note 6. Debt
Master Repurchase Agreements
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of the dates presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity(1)	Outstanding Borrowings at June 30, 2026	Outstanding Borrowings at December 31, 2025	Weighted-Average Interest Rate at June 30, 2026
JPMorgan Chase Bank, N.A.(2)	April 22, 2027	$200	$159	$126	5.18%
Bank of Montreal (3)	February 24, 2027	200	139	88	5.20%
Bank of Nova Scotia (4)	June 4, 2027	150	94	65	5.08%
UBS AG	September 4, 2026	150	73	85	5.20%
	Total	$700	$465	$364
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on April 23, 2026 to extend the maturity date to April 22, 2027.
(3) Agreement was amended and renewed on February 25, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to February 24, 2027.
(4) Agreement was amended and renewed on June 5, 2026 to increase the total maximum borrowing capacity from $100 million to $150 million and to extend the maturity date to June 4, 2027.
As of June 30, 2026 and December 31, 2025, $487 million and $381 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2026, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans and have no recourse to Zillow Group or any of its other subsidiaries.
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

We have not drawn any amounts under the Revolving Credit Facility as of June 30, 2026. Borrowings on the Revolving Credit Facility will be classified within long-term liabilities in our condensed consolidated balance sheets.
Note 7. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of June 30, 2026 and December 31, 2025, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2025, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $70 million (tax effected) as of December 31, 2025.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three or six month periods ended June 30, 2026 or 2025.
Note 8. Share Repurchase Authorizations
Prior to March 4, 2026, the Board authorized the repurchase of up to $3.5 billion of our Class A common stock, Class C capital stock, convertible senior notes or a combination thereof. On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $4.8 billion. On June 3, 2026, the Board approved an amendment to its Repurchase Authorizations pursuant to which, effective June 3, 2026, no repurchase of shares under the Repurchase Authorizations is permitted if, after giving effect to such repurchase, any single shareholder would beneficially own more than 45% of the then-outstanding voting power of the Company’s voting securities. As of June 30, 2026, $1.1 billion remained available for future repurchases of our stock pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations, excluding excise taxes and commissions, for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	1,033	4,611	1,784	522
Weighted-average price per share	$35.71	$35.38	$65.04	$65.03
Total purchase price	$37	$163	$116	$34

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	4,832	14,277	4,244	1,401
Weighted-average price per share	$45.25	$42.52	$70.09	$73.19
Total purchase price	$219	$607	$297	$103

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
Option Awards
The following table summarizes option award activity for the six months ended June 30, 2026:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	27,303	$49.79	5.7	$565
Granted	4,681	43.24
Exercised	(785)	28.83
Forfeited or canceled	(571)	52.98
Outstanding at June 30, 2026	30,628	49.27	5.9	1
Vested and exercisable at June 30, 2026	22,798	48.43	4.9	1
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	53%	59%	53% - 56%	59% - 60%
Risk-free interest rate	4.16%	3.92%	3.87% - 4.16%	3.92% - 4.17%
Weighted-average expected life	5.8 years	5.5 years	5.8 - 7.0 years	5.3 - 6.8 years
Weighted-average fair value of options granted	$18.64	$37.18	$23.42	$43.17
As of June 30, 2026, there was a total of $211 million in unrecognized compensation cost related to unvested option awards.
Restricted Stock Units
The following table summarizes activity for restricted stock units for the six months ended June 30, 2026:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2026	9,319	$61.83
Granted	6,190	43.12
Vested	(2,747)	53.05
Forfeited	(817)	58.18
Unvested outstanding at June 30, 2026	11,945	$54.40
As of June 30, 2026, there was a total of $611 million in unrecognized compensation cost related to unvested restricted stock units.

Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$2	$3	$4	$6
Sales and marketing	14	19	30	37
Technology and development	31	40	64	78
General and administrative	28	37	58	75
Restructuring costs	13	—	13	—
Total share-based compensation	$88	$99	$169	$196
Note 10. Net Income (Loss) Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Denominator for basic calculation	227,896	241,083	231,767	241,667
Effect of dilutive securities:
Option awards	—	7,649	1,768	8,653
Unvested restricted stock units	—	2,933	356	3,596
Denominator for dilutive calculation	227,896	251,665	233,891	253,916
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average capital stock option awards outstanding	1,986	3,344	2,278	3,478
Weighted-average capital stock restricted stock units outstanding	12,395	4,145	9,169	2,844
Capital stock issuable upon conversion of the 2025 Notes	—	3,084	—	4,652
Total capital stock equivalents	14,381	10,573	11,447	10,974

Note 11. Commitments and Contingencies
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile apps and websites and for certain cloud computing, data storage, and enterprise technology services to support our business operations. The amounts due for non-cancelable purchase commitments as of June 30, 2026 are as follows (in millions):

Purchase Obligations
Remainder of 2026	$71
2027	115
2028	43
2029	33
2030	12
Total future purchase commitments	$274
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. For the matters discussed below, we have not recorded any material accruals as of June 30, 2026 or December 31, 2025.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. Our motion to transfer venue to the U.S. District Court for the Western District of Washington (the “Court”) was granted on May 28, 2020. On November 25, 2022, Zillow filed a motion to join an Inter Partes Review (“IPR”) petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning one patent in this action, which the Court granted on April 20, 2023. On October 11, 2023, the U.S. Patent and Trial Appeal Board (“PTAB”) ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023 (the “PTAB Appeal”), and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending PTAB Appeal. On June 21, 2024 we filed our response to the PTAB Appeal. On July 30, 2024, IBM filed its reply in further support of the PTAB Appeal. On September 3, 2024, we filed our reply in further support of our cross-appeal. On December 9, 2025, the Federal Circuit issued an order affirming the October 11, 2023 PTAB decision in full. On April 17, 2026, we filed our motion for summary judgment. On June 30, 2026, the Court issued an order denying Zillow’s motion. In July 2026, the parties reached an agreement in principle to resolve all remaining claims in this action, the impact of which will not be material to the Company.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the Court and were consolidated on February 16, 2022 (the “Federal Securities Suit”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. On December 7, 2022, the Court rendered its decision granting our previously filed motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, we filed our answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, which was granted on August 23, 2024. On September 6, 2024, we filed a petition for permission to appeal the class certification order, on September 16, 2024, plaintiffs filed their opposition to our petition, and on September 23, 2024, we filed our reply in further support of the petition. On October 24, 2024, the Ninth Circuit issued an order granting Zillow permission to appeal. On November 1, 2024, the Court issued an order staying the Federal Securities Suit pending the outcome of the appeal, which was extended on October 10, 2025. On January 8, 2025, we filed our opening brief in the appeal. On March 10, 2025, plaintiffs filed their response brief, and on April 30, 2025, we filed our reply brief. On September 26, 2025, the Ninth Circuit affirmed the Court’s class certification. On October 24, 2025, we filed an en banc petition before the Ninth Circuit seeking rehearing of the Ninth Circuit’s September 26, 2025 decision. On January 6, 2026, the Ninth Circuit issued an order denying Zillow’s en banc petition. On June 5, 2026, Zillow filed a petition for certiorari before the Supreme Court of the United States. On June 25, 2026, the Supreme Court mandated that plaintiffs respond to Zillow’s petition. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this consolidated lawsuit.
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Exchange Act, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. These shareholder derivative lawsuits have since been stayed by the relevant courts and they remain stayed as of June 30, 2026. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and vigorously defend the claims in these lawsuits.
On September 30, 2025, the FTC filed a complaint in the U.S. District Court for the Eastern District of Virginia against Zillow Group, Inc., Zillow, Inc., and Redfin Corporation. On October 1, 2025, the Attorneys General of the Commonwealth of Virginia and the States of Arizona, Connecticut, New York, and Washington (collectively, “the States”) filed a similar complaint against the same parties in the same court. The complaints allege that the partnership entered into between Zillow and Redfin on February 6, 2025 (the “Redfin Partnership”) harmed competition for online multifamily rental-listings in violation of federal antitrust laws. The complaints of the FTC and the States both seek a permanent injunction and seek other equitable relief, including, among other things, a divestiture of assets or reconstruction of businesses, and other relief sufficient to restore the competition that would exist absent the anticompetitive conduct alleged. The complaint of the States also seeks an award of costs of the lawsuit, including reasonable attorneys’ fees. We filed our motion to dismiss on January 13, 2026. Plaintiffs filed their opposition to our motion to dismiss on February 3, 2026. On February 12, 2026, we filed our reply in further support of our motion to dismiss, and on May 6, 2026, the court denied the motion. On June 10, 2026, the FTC and the States filed a motion for partial summary judgment. On June 24, 2026, we filed our opposition to the motion, and on June 30, 2026, the FTC and the States filed their reply. On July 8, 2026, oral argument on the motion was held, and the court denied the motion in its entirety. Trial is set to begin on August 24, 2026. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in these lawsuits.
On June 9, 2026, a purported class action lawsuit, captioned Breidert v. Zillow Group, Inc. et al., was filed against us and certain of our executive officers in the U.S. District Court for the Western District of Washington. The complaint alleges, among other things, violations of the federal securities laws arising from the Redfin Partnership, and seeks to recover, among other things, damages sustained as a result of the alleged misconduct. On June 22, 2026, the parties filed a stipulation staying deadlines pending the appointment of a lead plaintiff and lead counsel and the filing of an amended or other operative complaint. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this lawsuit.
On July 13, 2026 and July 14, 2026, shareholder derivative suits were filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors, with the Company named as a nominal defendant, seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties in connection with the Redfin Partnership, including by causing the Company to make allegedly false and misleading statements regarding the Redfin

Partnership. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and intend to vigorously defend the claims in these lawsuits.
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
Contract Balances
Contract assets included in prepaid expenses and other current assets in our condensed consolidated balance sheets totaled $297 million and $212 million as of June 30, 2026 and December 31, 2025, respectively. Contract assets included in other assets in our condensed consolidated balance sheets totaled $25 million and $18 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the average remaining recognition period for our contract assets related to our Zillow Preferred offering was five months.
For the three months ended June 30, 2026, the opening balance of deferred revenue was $74 million, of which $50 million was recognized as revenue during the period. For the three months ended June 30, 2025, the opening balance of deferred revenue was $70 million, of which $53 million was recognized as revenue during the period.
For the six months ended June 30, 2026, the opening balance of deferred revenue was $69 million, of which $58 million was recognized as revenue during the period. For the six months ended June 30, 2025, the opening balance of deferred revenue was $62 million, of which $53 million was recognized as revenue during the period.

Note 13. Segment Information
Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$772	$655	$1,480	$1,253
Less:
Headcount-related expenses, excluding share-based compensation	318	298	622	586
Direct product and service costs	115	73	214	123
Share-based compensation	75	99	156	196
Depreciation and amortization	65	67	130	132
Marketing and advertising costs	74	64	119	107
Software and hardware costs	39	27	73	53
Third-party professional service fees	40	19	71	36
Restructuring costs	36	—	36	—
Facility expenses	7	7	13	14
Other items (1)	13	12	20	26
Income (loss) from operations	(10)	(11)	26	(20)
Other income, net	13	18	29	40
Interest expense	(6)	(5)	(10)	(10)
Income tax expense	(1)	—	(3)	—
Net income (loss)	$(4)	$2	$42	$10
(1) Other items include data acquisition costs, insurance costs, and taxes.

Note 14. Restructuring Costs
On August 4, 2026, Zillow Group announced a plan to reduce its headcount by approximately 7% of its employees. This headcount reduction is designed to allow the Company to move faster and operate more efficiently, including with a more sustainable cost structure. As a result, the Company currently estimates that it will incur pre-tax restructuring costs totaling approximately $59 million to $64 million related to employee termination costs, of which an estimated $36 million to $38 million are expected to be future cash expenditures associated with severance payments, and the remaining amount is expected to be accelerated share-based compensation expense. For the three months ended June 30, 2026, Zillow Group recorded $36 million in restructuring costs related to these employee termination costs and expects that the remainder of the restructuring costs will be recognized during the three months ending September 30, 2026. These employee termination costs have been recorded as restructuring costs within our condensed consolidated statements of operations. As of June 30, 2026, we have accrued $23 million for estimated future cash expenditures associated with severance payments, and no associated cash payments were made during the three months ended June 30, 2026. All estimated amounts are subject to change until finalized.

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
As of June 30, 2026, we had 7,232 employees, compared to 7,068 employees as of December 31, 2025.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, elevated and volatile mortgage interest rates, changes in rental inventory and occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data published by NAR, TTV increased 6% during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 and increased 4% during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. We continue to invest in the growth of our business, which we believe has resulted in year over year total revenue results, described below, for the three and six month periods ended June 30, 2026 as compared to the same periods in the prior year, that exceeded industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Revenue Overview
Our revenue is classified into four categories: Residential, Mortgages, Rentals and Other. Our “For Sale revenue” subtotal includes our Residential and Mortgages revenue categories and represents our revenue from participation in residential real estate purchase and sale transactions.
Residential. Residential revenue includes revenue generated from our agent and software offerings and revenue derived from our New Construction marketplace and StreetEasy for sale product offerings. Agent offerings include Zillow Preferred, Premier Agent market-based pricing, and Zillow Showcase. Software offerings primarily include Follow Up Boss, dotloop, and ShowingTime.
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
Financial Overview
For the three months ended June 30, 2026 and 2025, we generated total revenue of $772 million and $655 million, respectively, an increase of 18%. The increase in total revenue was primarily attributable to the following:
For Sale Revenue
•Mortgages revenue increased by $36 million, or 75%, to $84 million, driven by an increase in mortgage originations revenue as a result of increased total loan origination volume.
•Residential revenue increased by $31 million, or 7%, to $465 million, due to an increase in residential revenue per visit.
Rentals Revenue
Rentals revenue increased by $50 million, or 31%, to $209 million, due to increases in quarterly revenue per average monthly rentals unique visitor and average monthly rentals unique visitors.
Gross Profit
During the three months ended June 30, 2026 and 2025, we generated gross profit of $562 million and $489 million, respectively, an increase of 15%.
August 2026 Cost Management Actions
On August 4, 2026, Zillow Group announced a plan to reduce its headcount by approximately 7% of its employees. This headcount reduction is designed to allow the Company to move faster and operate more efficiently, including with a more sustainable cost structure. As a result, the Company currently estimates that it will incur pre-tax restructuring costs totaling approximately $59 million to $64 million related to employee termination costs, of which an estimated $36 million to $38 million are expected to be future cash expenditures associated with severance payments, and the remaining amount is expected to be accelerated share-based compensation expense. For the three months ended June 30, 2026, Zillow Group recorded $36 million in restructuring costs related to employee termination costs and expects that the remainder of the restructuring costs will be recognized during the three months ending September 30, 2026. These employee termination costs have been recorded as restructuring costs within our condensed consolidated statements of operations. We plan to fund the cash expenditures through existing cash and investment balances. We expect total headcount-related expenses to decrease in absolute dollars during the three months ending September 30, 2026 as a result of these cost management actions.
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
The following table presents the number of visits to our mobile apps and websites for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025
Visits	2,529	2,590	(2)%	4,805	4,944	(3)%
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
The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025
Average monthly unique users	239	243	(2)%	229	235	(3)%
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
We have recast TTV and For Sale revenue per TTV for the twelve months ended June 30, 2025 to conform with the revised TTV methodology used for the twelve months ended June 30, 2026, described above. The change in methodology to calculate TTV resulted in an approximately 26% increase in TTV and 20% decrease in For Sale revenue per TTV reported for the twelve months ended June 30, 2025, primarily due to differences in existing residential homes sold and average sales price of existing residential homes sold for the period as collected and estimated by Zillow Group compared to as reported by NAR.
Zillow Group’s presentation of TTV is derived from third-party data published by NAR, which may be subject to revisions, updates, or changes in methodology. While we believe NAR’s data provides a reliable measure of industry transaction data, changes to the underlying data or methodologies could affect TTV and, as a result, For Sale revenue per TTV in future periods.

The following table presents our For Sale revenue per TTV for the periods presented:

	Twelve Months Ended June 30,		2025 to 2026 % Change
	2026	2025
For Sale revenue (in millions)	$2,026	$1,812	12%
Total Transaction Value (in trillions) (1)	$2.3	$2.2	4%
For Sale revenue per Total Transaction Value (in basis points)	8.8	8.2	7%
(1) Estimate for the twelve months ended June 30, 2026 is as of July 2026.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		2025 to 2026 % Change	Six Months Ended June 30,		2025 to 2026 % Change
	2026	2025		2026	2025
Purchase loan origination volume	$2,174	$1,116	95%	$3,722	$1,907	95%
Refinance loan origination volume	7	10	(30)%	29	15	93%
Total loan origination volume	$2,181	$1,126	94%	$3,751	$1,922	95%
During the three and six months ended June 30, 2026, total loan origination volume increased 94% and 95%, respectively, compared to the three and six months ended June 30, 2025. This increase was primarily driven by the continued growth in Zillow Home Loans purchase loan originations in line with our strategic priorities.
Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended June 30,		2025 to 2026		Three Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$465	$434	$31	7%	60%	66%
Mortgages	84	48	36	75	11	7
Total For Sale revenue	549	482	67	14	71	74
Rentals	209	159	50	31	27	24
Other	14	14	—	—	2	2
Total revenue	$772	$655	$117	18%	100%	100%

					% of Total Revenue
	Six Months Ended June 30,		2025 to 2026		Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$915	$851	$64	8%	62%	68%
Mortgages	148	89	59	66	10	7
Total For Sale revenue	1,063	940	123	13	72	75
Rentals	392	288	104	36	26	23
Other	25	25	—	—	2	2
Total revenue	$1,480	$1,253	$227	18%	100%	100%
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Total revenue increased $117 million, or 18%, to $772 million:
For Sale Revenue
•Mortgages revenue increased $36 million, or 75%, primarily driven by a $38 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 94% increase in total loan origination volume to $2.2 billion for the three months ended June 30, 2026 from $1.1 billion for the three months ended June 30, 2025. This increase was largely driven by continued growth in Zillow Home Loans purchase loan origination volume as we continued expanding the integrated transaction experience.
•Residential revenue increased $31 million, or 7%. The increase in Residential revenue was primarily driven by a 10% increase in Residential revenue per visit to $0.184 for the three months ended June 30, 2026 from $0.168 for the three months ended June 30, 2025, primarily due to growth in our Premier Agent revenue driven by continued improvement in our ability to connect high-intent customers to agents, an increase in Zillow Showcase revenue driven by increasing adoption of our enhanced listing features by sellers and listing agents, and continued growth in new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. We expect Residential revenue to decrease in absolute dollars during the three months ending September 30, 2026, due to housing market seasonality and as we continue to scale our Zillow Preferred model resulting in a continued shift in revenue from Residential to Mortgages as we bring the integrated transaction to more consumers.
Rentals Revenue
•Rentals revenue increased $50 million, or 31%. The increase in Rentals revenue was primarily due to a 28% increase in quarterly revenue per average monthly rentals unique visitor to $5.65 for the three months ended June 30, 2026 from $4.42 for the three months ended June 30, 2025, primarily driven by a 42% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 3% to 37 million during the three months ended June 30, 2026 from 36 million during the three months ended June 30, 2025. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow’s, Trulia’s and HotPads’ mobile apps and websites, and on Realtor.com and beginning in February 2025, Redfin and its sites, including Rent.com and ApartmentGuide.com. We expect Rentals revenue to increase in absolute dollars during the three months ending September 30, 2026, primarily driven by continued growth in multifamily revenue from the addition of new rental properties.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Total revenue increased $227 million, or 18%, to $1.5 billion:
For Sale Revenue
•Residential revenue increased $64 million, or 8%. The increase in Residential revenue was primarily driven by an 11% increase in Residential revenue per visit to $0.190 for the six months ended June 30, 2026 from $0.172 for the six months ended June 30, 2025, primarily due to growth in our Premier Agent revenue driven by continued improvement in our ability to connect high-intent customers to agents, an increase in Zillow Showcase revenue driven by increasing adoption of our enhanced listing features by sellers and listing agents, continued growth in new construction revenue and Follow Up Boss revenue.
•Mortgages revenue increased $59 million, or 66%, primarily driven by a $64 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 95% increase in total loan origination volume to $3.8 billion for the six months ended June 30, 2026 from $1.9 billion for the six months ended June 30, 2025. This increase was largely driven by continued growth in Zillow Home Loans purchase loan origination volume as we continued expanding the integrated transaction experience.
Rentals Revenue
•Rentals revenue increased $104 million, or 36%. The increase in Rentals revenue was driven by a 25% increase in quarterly revenue per average monthly rentals unique visitor to $5.44 for the six months ended June 30, 2026 from $4.36 for the six months ended June 30, 2025, primarily driven by a 48% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 9% to 36 million during the six months ended June 30, 2026 from 33 million during the six months ended June 30, 2025.
Adjusted EBITDA

The following table summarizes net income (loss) and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Three Months Ended June 30,		2025 to 2026		Three Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025
Net income (loss)	$(4)	$2	$(6)	(300)%	(1)%	—%
Adjusted EBITDA	$176	$155	$21	14%	23%	24%

					% of Revenue
	Six Months Ended June 30,		2025 to 2026		Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025
Net income	$42	$10	$32	320%	3%	1%
Adjusted EBITDA	$374	$308	$66	21%	25%	25%
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
•Adjusted EBITDA does not reflect certain litigation costs directly associated with our pending antitrust litigation brought by the FTC and state attorneys general (“FTC Matter”), consisting of legal fees and related expenses that we have determined arise outside the ordinary course of our business and are nonrecurring, infrequent, or unusual. In making this determination, we considered the following factors: (1) the FTC Matter is the first legal proceeding of this nature brought against us, and we do not currently expect similar proceedings to recur; (2) the nature of the remedies sought by the FTC, including, among other things, a permanent injunction and a divestiture of assets or reconstruction of businesses, differs from the relief typically sought in our ordinary course litigation; and (3) the counterparties are a federal regulatory agency and state attorneys generals, which are distinct from the type of counterparties involved in our ordinary course litigation; and
•Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from the way we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash-flow metrics, net income (loss) and our other GAAP results.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(4)	$2	$42	$10
Income taxes	1	—	3	—
Other income, net	(13)	(18)	(29)	(40)
Depreciation and amortization	65	67	130	132
Share-based compensation	75	99	156	196
Restructuring costs	36	—	36	—
FTC Matter litigation costs(1)	10	—	26	—
Interest expense	6	5	10	10
Adjusted EBITDA	$176	$155	$374	$308
(1) Beginning with the three months ended June 30, 2026, we calculate and report Adjusted EBITDA excluding litigation costs directly associated with the FTC Matter, which we have determined to be nonrecurring, infrequent, or unusual and outside the ordinary course of our business. We have revised Adjusted EBITDA for the three months ended March 31, 2026 to conform to the current period presentation. As a result of this revision, Adjusted EBITDA for the three months ended March 31, 2026 increased by $16 million, from $182 million as previously reported to $198 million.

Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended June 30,		2025 to 2026		Three Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Cost of revenue	$210	$166	$44	27%	27%	25%
Gross profit	562	489	73	15	73	75
Operating expenses:
Sales and marketing	249	226	23	10	32	35
Technology and development	156	153	3	2	20	23
General and administrative	131	121	10	8	17	18
Restructuring costs	36	—	36	—	5	—
Total operating expenses	572	500	72	14	74	76
Other income, net	13	18	(5)	(28)	2	3
Interest expense	6	5	1	20	1	1
Income tax expense	1	—	1	—	—	—

					% of Total Revenue
	Six Months Ended June 30,		2025 to 2026		Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Cost of revenue	$399	$305	$94	31%	27%	24%
Gross profit	1,081	948	133	14	73	76
Operating expenses:
Sales and marketing	459	424	35	8	31	34
Technology and development	306	302	4	1	21	24
General and administrative	254	242	12	5	17	19
Restructuring costs	36	—	36	—	2	—
Total operating expenses	1,055	968	87	9	71	77
Other income, net	29	40	(11)	(28)	2	3
Interest expense	10	10	—	—	1	1
Income tax expense	3	—	3	—	—	—

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

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Cost of revenue increased $44 million, or 27%, primarily driven by increases of $29 million in lead acquisition costs, primarily associated with our Redfin rentals syndication agreement, $6 million in mortgage loan processing costs due to increased purchase loan origination volume, $4 million in software and hardware costs, $3 million in ad serving costs to support the growth of our rentals marketplace, and $3 million in headcount-related expenses to support loan fulfillment and processing costs driven by growth in Mortgages purchase loan origination volume.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Cost of revenue increased $94 million, or 31%, primarily driven by increases of $67 million in lead acquisition costs, primarily associated with our Redfin rentals syndication agreement, $11 million in mortgage loan processing costs due to increased purchase loan origination volume, $7 million in software and hardware costs, $6 million in ad serving costs to support the growth of our rentals marketplace, and $5 million in headcount-related expenses to support loan fulfillment and processing costs driven by growth in Mortgages purchase loan origination volume.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Gross profit increased by $73 million, or 15%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 75% to 73%, primarily due to increased lead acquisition costs associated with our Redfin rentals syndication agreement.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Gross profit increased by $133 million, or 14%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 76% to 73%, primarily due to increased lead acquisition costs associated with our Redfin rentals syndication agreement.

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
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Sales and marketing expenses increased $23 million, or 10%, primarily driven by increases of $11 million in headcount-related expenses to support loan origination costs driven by growth in Mortgages purchase loan origination volume and $9 million in marketing and advertising costs as we continue to invest in the growth of our business. We expect sales and marketing expenses to decrease in absolute dollars during the three months ending September 30, 2026 as marketing and advertising spend normalizes following strategic increases in the first half of the year.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Sales and marketing expenses increased $35 million, or 8%, primarily driven by increases of $20 million in headcount-related expenses to support loan origination costs driven by growth in Mortgages purchase loan origination volume and $10 million in marketing and advertising costs as we continue to invest in the growth of our business.

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
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Technology and development expenses increased $3 million, or 2%, due to a $9 million increase in software and hardware costs which was partially offset by an $8 million decrease in headcount-related expenses driven primarily by a decrease in share-based compensation expense.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Technology and development expenses increased $4 million, or 1%, due to a $14 million increase in software and hardware costs which was partially offset by a $12 million decrease in headcount-related expenses driven primarily by a decrease in share-based compensation expense.
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
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
General and administrative expenses increased $10 million, or 8%, primarily due to an increase of $18 million in legal expenses which was partially offset by a $12 million decrease in headcount-related expenses, driven primarily by a decrease in share-based compensation expense.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
General and administrative expenses increased $12 million, or 5%, primarily due to an increase of $29 million in legal expenses which was partially offset by a decrease of $21 million in headcount-related expenses, including share-based compensation expense.

Restructuring Costs
Restructuring costs of $36 million for the three and six months ended June 30, 2026 related to employee termination costs incurred as a result of the reduction in headcount announced on August 4, 2026. For additional information regarding our restructuring costs, see Note 14 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income, net decreased $5 million and $11 million for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025, primarily due to lower interest income driven by a decrease in our investment balances as a result of share repurchases and the settlement of the 2025 Notes.

Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of June 30, 2026 and December 31, 2025, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2025, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $70 million (tax effected) as of December 31, 2025.
Income tax expense was not material for the three and six month periods ended June 30, 2026 or 2025.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and debt financing. Our cash requirements consist principally of working capital, general corporate needs and mortgage loan originations. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our technology platforms, investments in new products and services, and continued investments in sales and marketing. We also use cash flows from operations to service our debt obligations and to repurchase Class A common stock, Class C capital stock, or a combination thereof through our Repurchase Authorizations or otherwise.
Sources of Liquidity
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents, investments and restricted cash of $688 million and $1.3 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, and, from time to time, U.S. government treasury securities and commercial paper. Investments consist of fixed income securities, which include investment grade corporate securities, U.S. government treasury securities, commercial paper, and U.S. government agency securities. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of June 30, 2026, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Six Months Ended June 30,
	2026	2025
Cash Flow Data:
Net cash provided by operating activities	$211	$191
Net cash provided by investing activities	325	25
Net cash used in financing activities	(731)	(709)
Adjusted free cash flow	223	188
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
For the six months ended June 30, 2026, net cash provided by operating activities was $211 million. This was primarily driven by net income of $42 million, adjusted by share-based compensation of $169 million, depreciation and amortization of $130 million, amortization of contract cost assets of $13 million, amortization of right of use assets of $4 million, and $13 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities decreased net cash provided by operating activities by $134 million. The changes in operating assets and liabilities are primarily related to a $108 million increase in mortgage loans held for sale due to the timing of loan sales, a $94 million increase in prepaid expenses and other assets primarily due to an increase in accrued revenue, a $26 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $13 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, a $7 million decrease in lease liabilities due to contractual lease payments, and a $4 million decrease in deferred revenue. These changes were partially offset by a $49 million increase in accrued expenses and other current liabilities, a $36 million increase in accounts payable, and a $32 million increase in accrued compensation and benefits, each primarily driven by the timing of payments.
For the six months ended June 30, 2025, net cash provided by operating activities was $191 million. This was driven by net income of $10 million, adjusted by share-based compensation of $196 million, depreciation and amortization of $132 million, amortization of contract cost assets of $10 million, amortization of right of use assets of $4 million, and $9 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities decreased net cash provided by operating activities by $152 million. The changes in operating assets and liabilities are primarily related to a $91 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $47 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, a $46 million increase in prepaid expenses and other current assets primarily due to an increase in accrued revenue, a $13 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, and a $6 million decrease in lease liabilities due to contractual lease payments. These changes were partially offset by a $26 million increase in accounts payable and an $18 million increase in accrued expenses and other current liabilities, both primarily driven by the timing of payments, and an $8 million increase in deferred revenue attributable to the timing of revenue recognition.
Cash Flows Provided By Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the six months ended June 30, 2026, net cash provided by investing activities was $325 million. This was primarily related to $414 million of net proceeds from maturities and sales of investments, partially offset by $89 million of purchases of property and equipment and intangible assets.
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
For the six months ended June 30, 2026, net cash used in financing activities was $731 million, which primarily related to $826 million of cash paid for share repurchases and $27 million related to the settlement of the acquisition date fair value of the second Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $101 million of net borrowings on our master repurchase agreements related to Zillow Home Loans and $23 million of proceeds from the exercise of stock options.
For the six months ended June 30, 2025, net cash used in financing activities was $709 million, which primarily related to $419 million of cash paid for the settlement of the 2025 Notes, $400 million of cash paid for share repurchases, and $30 million related to the settlement of the acquisition date fair value of the first Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $85 million of net borrowings on our master repurchase agreements related to Zillow Home Loans and $55 million of proceeds from the exercise of option awards.
Adjusted Free Cash Flow
To provide investors with additional information regarding our liquidity, we have disclosed Adjusted free cash flow, a non-GAAP financial measure, in this Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure. We define Adjusted free cash flow as net cash provided by operating activities adjusted for purchases of property and equipment, purchases of intangible assets, net borrowings on master repurchase agreements, and the initial payment in connection with the Redfin rentals partnership. Borrowings on master repurchase agreements are used to fund Zillow Home Loans mortgage loan originations, and we consider them part of our ongoing liquidity management. The initial payment in connection with the Redfin rentals partnership was considered a one-time and nonrecurring cash flow, and we exclude it from our calculation as we believe it impacts the ability to evaluate the liquidity of our business operations on a period-to-period basis.
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
The following table provides a reconciliation of Adjusted free cash flow to net cash provided by operating activities for the periods presented (in millions, unaudited):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$211	$191
Purchases of property and equipment	(70)	(73)
Purchases of intangible assets	(19)	(115)
Net borrowings on master repurchase agreements	101	85
Initial payment in connection with Redfin rentals partnership	—	100
Adjusted free cash flow	$223	$188

Capital Resources
Revolving Credit Facility
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility, which may be increased by up to an additional $250 million subject to the terms of the credit agreement. Borrowings under the facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, or SOFR, in each case plus an applicable margin, determined by Zillow Group’s total net leverage ratio. The facility matures on January 30, 2031. As of June 30, 2026, no amounts were outstanding under the Revolving Credit Facility. Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on our Revolving Credit Facility.
Share Repurchases
On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $4.8 billion as of June 30, 2026. On June 3, 2026, the Board approved an amendment to the Repurchase Authorizations, pursuant to which, effective June 3, 2026, no repurchase of shares under the Repurchase Authorizations is permitted if, after giving effect to such repurchase, any single shareholder would beneficially own more than 45% of the then-outstanding voting power of the Company’s voting securities. During the six months ended June 30, 2026, we repurchased 4.8 million shares of Class A common stock and 14.3 million shares of Class C capital stock at an average price of $45.25 and $42.52 per share, respectively, for an aggregate purchase price of $219 million and $607 million, respectively, totaling $826 million. As of June 30, 2026, $1.1 billion remained available for future repurchases of our stock pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected.
Master Repurchase Agreements
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity(1)	Outstanding Borrowings at June 30, 2026	Outstanding Borrowings at December 31, 2025	Weighted Average Interest Rate at June 30, 2026
JPMorgan Chase Bank, N.A.(2)	April 22, 2027	$200	$159	$126	5.18%
Bank of Montreal (3)	February 24, 2027	200	139	88	5.20%
Bank of Nova Scotia (4)	June 4, 2027	150	94	65	5.08%
UBS AG	September 4, 2026	150	73	85	5.20%
	Total	$700	$465	$364
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on April 23, 2026 to extend the maturity date to April 22, 2027.
(3) Agreement was amended and renewed on February 25, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to February 24, 2027.
(4) Agreement was amended and renewed on June 5, 2026 to increase the total maximum borrowing capacity from $100 million to $150 million and to extend the maturity date to June 4, 2027.

Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Home Loans’ master repurchase agreements.
Contractual Obligations and Other Commitments
Master Repurchase Agreements - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of June 30, 2026, we have outstanding principal amounts of $465 million.
Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. During the three months ended June 30, 2026, there were no material changes to our operating lease obligations disclosed in Note 7 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Restructuring Payments - We expect to make future cash payments of approximately $36 million to $38 million related to the employee termination costs incurred as a result of the reduction in headcount announced on August 4, 2026. We expect these additional cash payments to be made primarily during the three months ending September 30, 2026. For additional information regarding our restructuring costs, see Note 14 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of June 30, 2026 and December 31, 2025, we had $465 million and $364 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs and mandatory loan commitments. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our interest expense associated with the master repurchase agreements for the three months ended June 30, 2026.
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
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. These pressures may escalate due to geopolitical developments or changes in federal policy, including proposed or newly implemented tariffs. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several years. During this time, ongoing inflationary pressures in the United States have led to increases in the federal funds rate. These increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years has impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Operating & Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer & Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2026.
Purchase of Equity Securities by the Issuer
The following table summarizes our share repurchases during the three months ended June 30, 2026 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
April 1 - April 30, 2026	75	336	$39.82	$39.77	411	$1,319
May 1 - May 31, 2026	450	1,776	37.90	37.50	2,226	1,235
June 1 - June 30, 2026	508	2,499	33.17	33.27	3,007	1,135
Total	1,033	4,611			5,644

(1) On December 2, 2021, the Board authorized a share repurchase program granting the authority to repurchase up to $750 million of Class A common stock, Class C capital stock or a combination of both. This authorization was supplemented with additional Board authorizations to increase the aggregate repurchase capacity to a total of $3.5 billion and to allow for the repurchase of a portion of our convertible senior notes. On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of Class A common stock, Class C capital stock, or a combination thereof, increasing the total Repurchase Authorizations to $4.8 billion. On June 3, 2026, the Board approved an amendment to the Repurchase Authorizations, pursuant to which, effective June 3, 2026, no repurchase of shares under the Repurchase Authorizations is permitted if, after giving effect to such repurchase, any single shareholder would beneficially own more than 45% of the then-outstanding voting power of the Company’s voting securities. The Repurchase Authorizations do not have an expiration date.

(2) Excludes excise taxes and commissions.

Item 5. Other Information
Trading Plans
On May 12, 2026, Claire Cormier Thielke, member of the Board, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Ms. Thielke. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan is not yet determinable because certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan. This 10b5-1 sales plan will become effective on August 11, 2026 and will terminate on March 3, 2027, subject to earlier termination as provided in the plan.

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

Dated: August 5, 2026	ZILLOW GROUP, INC.

	By:	/s/ JENNIFER ROCK
	Name:	Jennifer Rock
	Title:	Chief Accounting Officer