Form 10-Q
period 2026-09-30
ZILLOW GROUP, INC.
filed 2026-11-04
CIK 1617640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2026, 41,398,278 shares of Class A common stock, 6,217,447 shares of Class B common stock and 177,904,929 shares of Class C capital stock were outstanding.

ZILLOW GROUP, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2026

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

NOTE REGARDING INDUSTRY AND MARKET DATA
This Quarterly Report on Form 10-Q contains market and industry data that are based on our own internal estimates and research, as well as independent industry publications, trade or business organizations and other statistical information from third parties. Third-party information generally states that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein. The content of, or accessibility through, these market and industry data sources, except to the extent specifically set forth in this Quarterly Report on Form 10-Q, does not constitute a portion of this report and is not incorporated herein, and any sources are an inactive textual reference only.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data, unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$602	$768
Short-term investments	105	527
Accounts receivable, net	181	149
Mortgage loans held for sale	423	386
Prepaid expenses and other current assets	459	287
Restricted cash	6	5
Total current assets	1,776	2,122
Contract cost assets	26	27
Property and equipment, net	355	350
Right of use assets	56	56
Goodwill	2,823	2,823
Intangible assets, net	254	279
Other assets	37	28
Total assets	$5,327	$5,685
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$73	$36
Accrued expenses and other current liabilities	393	134
Accrued compensation and benefits	83	62
Borrowings under master repurchase agreements	392	364
Deferred revenue	53	69
Lease liabilities, current portion	16	14
Total current liabilities	1,010	679
Lease liabilities, net of current portion	72	79
Other long-term liabilities	16	43
Total liabilities	1,098	801
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 30,000,000 shares; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; authorized — 1,245,000,000 shares; issued and outstanding — 41,398,278 and 46,233,920 shares as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.0001 par value; authorized — 15,000,000 shares; issued and outstanding — 6,217,447 shares	—	—
Class C capital stock, $0.0001 par value; authorized — 600,000,000 shares; issued and outstanding — 177,988,795 and 187,994,150 shares as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	6,206	6,741
Accumulated other comprehensive income (loss)	(2)	2
Accumulated deficit	(1,975)	(1,859)
Total shareholders’ equity	4,229	4,884
Total liabilities and shareholders’ equity	$5,327	$5,685

See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share data, which are presented in thousands, and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
For Sale revenue:
Residential	$419	$435	$1,334	$1,286
Mortgages	70	53	218	142
Total For Sale revenue	489	488	1,552	1,428
Rentals	220	174	612	462
Other	15	14	40	39
Total revenue	724	676	2,204	1,929
Cost of revenue	208	185	607	490
Gross profit	516	491	1,597	1,439
Operating expenses:
Sales and marketing	216	214	675	638
Technology and development	150	151	456	453
General and administrative	279	127	533	369
Impairment and restructuring costs	32	2	68	2
Total operating expenses	677	494	1,732	1,462
Loss from operations	(161)	(3)	(135)	(23)
Other income, net	12	18	41	58
Interest expense	(6)	(3)	(16)	(13)
Income (loss) before income taxes	(155)	12	(110)	22
Income tax expense	(3)	(2)	(6)	(2)
Net income (loss)	$(158)	$10	$(116)	$20
Net income (loss) per share:
Basic	$(0.70)	$0.04	$(0.51)	$0.08
Diluted	$(0.70)	$0.04	$(0.51)	$0.08
Weighted-average shares outstanding:
Basic	225,305	242,326	229,589	241,889
Diluted	225,305	256,243	229,589	254,700
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(158)	$10	$(116)	$20
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	(1)	1	(4)	5
Total other comprehensive income (loss)	(1)	1	(4)	5
Comprehensive income (loss)	$(159)	$11	$(120)	$25
See accompanying notes to the condensed consolidated financial statements.

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except share data, which are presented in thousands, unaudited)

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2026	224,869	$—	$6,126	$(1,817)	$(1)	$4,308
Issuance of Class C capital stock upon exercise of stock options	26	—	1	—	—	1
Vesting of restricted stock units	1,253	—	—	—	—	—
Share-based compensation expense	—	—	99	—	—	99
Repurchases of Class A common stock and Class C capital stock	(543)	—	(20)	—	—	(20)
Net loss	—	—	—	(158)	—	(158)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at September 30, 2026	225,605	$—	$6,206	$(1,975)	$(2)	$4,229

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2025	241,132	$—	$6,617	$(1,872)	$1	$4,746
Issuance of Class C capital stock upon exercise of stock options	2,873	—	121	—	—	121
Vesting of restricted stock units	1,584	—	—	—	—	—
Share-based compensation expense	—	—	114	—	—	114
Settlement of capped call transactions	(3,097)	—	38	—	—	38
Repurchases of Class A common stock	(457)	—	(38)	—	—	(38)
Net income	—	—	—	10	—	10
Other comprehensive income	—	—	—	—	1	1
Balance at September 30, 2025	242,035	$—	$6,852	$(1,862)	$2	$4,992
See accompanying notes to the condensed consolidated financial statements.

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2026	240,446	$—	$6,741	$(1,859)	$2	$4,884
Issuance of Class C capital stock upon exercise of stock options	811	—	24	—	—	24
Vesting of restricted stock units	4,000	—	—	—	—	—
Share-based compensation expense	—	—	295	—	—	295
Repurchases of Class A common stock and Class C capital stock	(19,652)	—	(854)	—	—	(854)
Net loss	—	—	—	(116)	—	(116)
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at September 30, 2026	225,605	$—	$6,206	$(1,975)	$(2)	$4,229

	Class A Common Stock, Class B Common Stock and Class C Capital Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	242,489	$—	$6,733	$(1,882)	$(3)	$4,848
Issuance of Class C capital stock upon exercise of stock options	4,193	—	176	—	—	176
Vesting of restricted stock units	4,551	—	—	—	—	—
Share-based compensation expense	—	—	343	—	—	343
Settlement of capped call transactions	(3,097)	—	38	—	—	38
Settlement of 2025 Notes	1	—	—	—	—	—
Repurchases of Class A common stock and Class C capital stock	(6,102)	—	(438)	—	—	(438)
Net income	—	—	—	20	—	20
Other comprehensive income	—	—	—	—	5	5
Balance at September 30, 2025	242,035	$—	$6,852	$(1,862)	$2	$4,992

ZILLOW GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$(116)	$20
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	194	199
Share-based compensation	255	295
Amortization of right of use assets	7	6
Amortization of contract cost assets	19	16
Other adjustments to reconcile net income (loss) to net cash provided by operating activities	(14)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(32)	(53)
Mortgage loans held for sale	(37)	(132)
Prepaid expenses and other assets	(163)	(67)
Contract cost assets	(18)	(18)
Lease liabilities	(12)	(9)
Accounts payable	38	8
Accrued expenses and other current liabilities	246	32
Accrued compensation and benefits	21	2
Deferred revenue	(16)	7
Other long-term liabilities	1	—
Net cash provided by operating activities	373	296
Investing activities
Proceeds from maturities of investments	108	338
Proceeds from sales of investments	391	61
Purchases of investments	(82)	(127)
Purchases of property and equipment	(104)	(105)
Purchases of intangible assets	(28)	(123)
Net cash provided by investing activities	285	44
Financing activities
Net borrowings on master repurchase agreements	28	127
Repurchases of Class A common stock and Class C capital stock	(846)	(438)
Settlement of 2025 Notes	—	(419)
Proceeds from settlement of capped call transactions	—	38
Payments for debt issuance costs	(2)	—
Proceeds from exercise of stock options	24	176
Payment of contingent consideration for acquisition	(27)	(30)
Net cash used in financing activities	(823)	(546)
Net decrease in cash, cash equivalents and restricted cash during period	(165)	(206)
Cash, cash equivalents and restricted cash at beginning of period	773	1,085
Cash, cash equivalents and restricted cash at end of period	$608	$879
Supplemental disclosures of cash flow information
Noncash transactions:
Write-off of fully depreciated property and equipment	$138	$116
Capitalized share-based compensation	40	48
Write-off of fully amortized intangible assets	30	58
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
The unaudited condensed consolidated interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2026 and our results of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any interim period, or for any other future year.
There were no significant changes to the significant accounting policies disclosed in Note 2 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the updates noted below. Such updates were made due to the recognition of restructuring costs beginning in the second quarter of 2026.
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
Contingent consideration — In December 2023, Zillow Group acquired Follow Up Boss for $399 million in cash, net of cash acquired, and contingent consideration of up to $100 million, payable over a three-year period upon achievement of certain performance metrics. During the nine months ended September 30, 2026 and 2025, we paid $33 million in cash each period to settle the first and second earn out payments, most of which represented settlement of the acquisition date fair value. The fair value of the contingent consideration is estimated using a Monte Carlo simulation which considers the probabilities of the achievement of certain performance metrics (Level 3).
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
During the three and nine months ended September 30, 2026, there were no material changes in the unobservable inputs used in determining the fair value of contingent consideration included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

	September 30, 2026	December 31, 2025
Range	50% - 100%	47% - 100%
Weighted-average	85%	86%
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
The following table presents the changes in our IRLCs for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of the period	$16	$9	$8	$4
Issuances	27	24	102	69
Transfers	(38)	(24)	(106)	(64)
Fair value changes	(2)	—	(1)	—
Balance, end of period	$3	$9	$3	$9
The following table presents the notional amounts of the economic hedging instruments related to our mortgage loans held for sale as of the dates presented (in millions):

	September 30, 2026	December 31, 2025
IRLCs	$625	$402
Forward contracts(1)	810	696
(1) Represents net notional amounts. We do not have the right to offset our forward contract derivative positions.

The following table presents the amortized cost, as applicable, and estimated fair market value of assets and liabilities measured at fair value on a recurring basis by category as of the dates presented (in millions):

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Assets
Cash	$44	$44	$19	$19
Cash equivalents:
Money market funds	558	558	659	659
U.S. government treasury securities	—	—	90	90
Short-term investments:
Corporate bonds	69	69	149	150
U.S. government treasury securities	36	35	369	370
Commercial paper	1	1	—	—
U.S. government agency securities	—	—	7	7
Mortgage origination-related:
Mortgage loans held for sale	—	423	—	386
Forward contracts - prepaid expenses and other current assets	—	11	—	—
IRLCs - prepaid expenses and other current assets	—	6	—	8
Restricted cash	6	6	5	5
Total assets measured at fair value on a recurring basis	$714	$1,153	$1,298	$1,694
Liabilities
Mortgage origination-related:
Forward contracts - accrued expenses and other current liabilities	$—	$—	$—	$1
IRLCs - accrued expenses and other current liabilities	—	3	—	—
Contingent consideration:
Contingent consideration - accrued expenses and other current liabilities	—	33	—	33
Contingent consideration - other long-term liabilities	—	—	—	31
Total liabilities measured at fair value on a recurring basis	$—	$36	$—	$65
The following table presents available-for-sale investments by contractual maturity date as of September 30, 2026 (in millions):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$21	$21
Due after one year	85	84
Total	$106	$105

Note 4. Property and Equipment, Net
The following table presents the detail of property and equipment, net as of the dates presented (in millions):

	September 30, 2026	December 31, 2025
Website development costs	$590	$596
Leasehold improvements	32	32
Computer equipment	18	17
Office equipment, furniture and fixtures	9	9
Property and equipment	649	654
Less: accumulated amortization and depreciation	(294)	(304)
Property and equipment, net	$355	$350

We recorded depreciation expense related to property and equipment (other than website development costs) of $3 million for both the three months ended September 30, 2026 and 2025 and $8 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively.
We capitalized website development costs of $39 million and $45 million for the three months ended September 30, 2026 and 2025, respectively, and $129 million and $144 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense for website development costs included in cost of revenue was $41 million and $42 million for the three months ended September 30, 2026 and 2025, respectively, and $124 million and $125 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 5. Intangible Assets, Net
The following tables present the detail of intangible assets, net as of the dates presented (in millions):

	September 30, 2026
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(70)	$124
Software	155	(61)	94
Developed technology	54	(38)	16
Trade names and trademarks	47	(33)	14
Purchased content	20	(14)	6
Total	$470	$(216)	$254

	December 31, 2025
	Cost	Accumulated Amortization	Net
Customer relationships	$194	$(52)	$142
Software	140	(53)	87
Developed technology	59	(32)	27
Trade names and trademarks	47	(30)	17
Purchased content	24	(18)	6
Total	$464	$(185)	$279
Amortization expense recorded for intangible assets was $20 million and $22 million for the three months ended September 30, 2026 and 2025, respectively, and $62 million and $64 million for the nine months ended September 30, 2026 and 2025, respectively. We did not record any impairment costs related to intangible assets for the three or nine months ended September 30, 2026 or 2025.

Note 6. Debt
Master Repurchase Agreements
We utilize master repurchase agreements to provide capital for Zillow Home Loans. The following table summarizes certain details related to our outstanding master repurchase agreements as of the dates presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity(1)	Outstanding Borrowings at September 30, 2026	Outstanding Borrowings at December 31, 2025	Weighted-Average Interest Rate at September 30, 2026
UBS AG (2)	September 2, 2027	$200	$109	$85	5.45%
JPMorgan Chase Bank, N.A.(3)	April 22, 2027	200	106	126	5.42%
Bank of Montreal (4)	February 24, 2027	200	99	88	5.45%
Bank of Nova Scotia (5)	June 4, 2027	150	78	65	5.32%
	Total	$750	$392	$364
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on September 3, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to September 2, 2027.
(3) Agreement was amended and renewed on April 23, 2026 to extend the maturity date to April 22, 2027.
(4) Agreement was amended and renewed on February 25, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to February 24, 2027.
(5) Agreement was amended and renewed on June 5, 2026 to increase the total maximum borrowing capacity from $100 million to $150 million and to extend the maturity date to June 4, 2027.
As of September 30, 2026 and December 31, 2025, $414 million and $381 million, respectively, in mortgage loans held for sale were pledged as collateral under the master repurchase agreements.
The master repurchase agreements include customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2026, Zillow Home Loans was in compliance with all financial covenants and no event of default had occurred. The master repurchase agreements are recourse to Zillow Home Loans and have no recourse to Zillow Group or any of its other subsidiaries.
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

We have not drawn any amounts under the Revolving Credit Facility as of September 30, 2026. Borrowings on the Revolving Credit Facility will be classified within long-term liabilities in our condensed consolidated balance sheets.
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
Note 7. Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of September 30, 2026 and December 31, 2025, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2025, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $70 million (tax effected) as of December 31, 2025.
Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account for the relevant period. We update our estimate of the annual effective tax rate on a quarterly basis and make adjustments to the tax provision or benefit, as applicable. Income tax expense was not material for the three or nine months ended September 30, 2026 or 2025.
Note 8. Share Repurchase Authorizations
Prior to March 4, 2026, the Board authorized the repurchase of up to $3.5 billion of our Class A common stock, Class C capital stock, convertible senior notes or a combination thereof. On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $4.8 billion. On June 3, 2026, the Board approved an amendment to its Repurchase Authorizations pursuant to which, effective June 3, 2026, no repurchase of shares under the Repurchase Authorizations is permitted if, after giving effect to such repurchase, any single shareholder would beneficially own more than 45% of the then-outstanding voting power of the Company’s voting securities. As of September 30, 2026, $1.1 billion remained available for future repurchases of our stock pursuant to the Repurchase Authorizations.
The following table summarizes our Class A common stock and Class C capital stock repurchase activity under the Repurchase Authorizations, excluding excise taxes and commissions, for the periods presented (in millions, except share data, which are presented in thousands, and per share amounts):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Class A common stock	Class C capital stock	Class A common stock
Shares repurchased	4	539	457
Weighted-average price per share	$37.90	$36.81	$83.51
Total purchase price	$—	$20	$38

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
Shares repurchased	4,836	14,816	4,701	1,401
Weighted-average price per share	$45.24	$42.31	$71.39	$73.19
Total purchase price	$219	$627	$335	$103

Note 9. Share-Based Awards
In connection with the annual review cycle, option awards and restricted stock units are granted under the Zillow Group, Inc. 2020 Incentive Plan (the “2020 Plan”) during the first quarter of each year and typically vest quarterly over four years. On August 20, 2026, pursuant to delegated authority under the 2020 Plan, a supplemental grant of either option awards or restricted stock units, depending on employee position, was authorized and granted to eligible employees. Directors and officers then subject to Section 16 of the Exchange Act were excluded from this supplemental grant. The supplemental option awards and restricted stock units vest quarterly over a two-year period from the grant date, with the first vesting date in November 2026. The exercisability and settlement terms of these equity awards are otherwise consistent with the terms of the option awards and restricted stock units typically granted under the 2020 Plan. For additional information regarding our share-based awards, see Note 11 in the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Option Awards
The following table summarizes option award activity for the nine months ended September 30, 2026:

	Number of Shares Subject to Existing Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2026	27,303	$49.79	5.7	$565
Granted	5,580	41.94
Exercised	(811)	28.93
Forfeited or canceled	(991)	52.95
Outstanding at September 30, 2026	31,081	48.82	5.7	—
Vested and exercisable at September 30, 2026	23,527	48.54	4.6	—
The following assumptions were used to determine the fair value of option awards granted for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	53%	54%	53% - 56%	54% - 60%
Risk-free interest rate	4.70%	3.82%	3.87% - 4.70%	3.82% - 4.17%
Weighted-average expected life	5.8 years	5.3 years	5.8 - 7.0 years	5.3 - 6.8 years
Weighted-average fair value of options granted	$18.90	$46.43	$22.69	$43.34
As of September 30, 2026, there was a total of $194 million in unrecognized compensation cost related to unvested option awards.

Restricted Stock Units
The following table summarizes activity for restricted stock units for the nine months ended September 30, 2026:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding at January 1, 2026	9,319	$61.83
Granted	9,314	40.41
Vested	(4,000)	53.46
Forfeited	(1,655)	56.68
Unvested outstanding at September 30, 2026	12,978	$49.70
As of September 30, 2026, there was a total of $603 million in unrecognized compensation cost related to unvested restricted stock units.
Share-Based Compensation Expense
The following table presents the effects of share-based compensation expense in our condensed consolidated statements of operations during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$2	$3	$6	$9
Sales and marketing	13	18	43	55
Technology and development	33	41	97	119
General and administrative	26	37	84	112
Impairment and restructuring costs	12	—	25	—
Total share-based compensation	$86	$99	$255	$295

Note 10. Net Income (Loss) Per Share
For the periods presented, the following table reconciles the denominators used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Denominator for basic calculation	225,305	242,326	229,589	241,889
Effect of dilutive securities:
Option awards	—	10,126	—	9,149
Unvested restricted stock units	—	3,791	—	3,662
Denominator for dilutive calculation	225,305	256,243	229,589	254,700
For the periods presented, the following Class C capital stock equivalents were excluded from the calculations of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average capital stock option awards outstanding	684	2,724	7,731	3,225
Weighted-average capital stock restricted stock units outstanding	12,234	109	11,619	1,922
Capital stock issuable upon conversion of the 2025 Notes	—	—	—	3,084
Total capital stock equivalents	12,918	2,833	19,350	8,231
Note 11. Commitments and Contingencies
Purchase Commitments
Purchase commitments primarily include various non-cancelable agreements to purchase content related to our mobile apps and websites, advertising and marketing arrangements, and for certain cloud computing, data storage, and enterprise technology services to support our business operations. The amounts due for non-cancelable purchase commitments as of September 30, 2026 are as follows (in millions):

Purchase Obligations
Remainder of 2026	$38
2027	138
2028	59
2029	50
2030	18
Total future purchase commitments	$303
Legal Proceedings
We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made if accruals are not appropriate. For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial position, results of operations or cash flow. Except for the ZO securities class action (defined below), we have not recorded any material accruals for the matters discussed below as of September 30, 2026 or December 31, 2025.
On September 17, 2019, International Business Machines Corporation (“IBM”) filed a complaint against us in the U.S. District Court for the Central District of California, alleging, among other things, that the Company has infringed and continues to willfully infringe seven patents held by IBM and seeks unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The case was subsequently transferred to the U.S. District Court for the Western District of Washington (the “Court”). On November 25, 2022, Zillow filed a motion to join an Inter Partes Review (“IPR”) petition within Ebates Performance Mktg., Inc. d/b/a Rakuten Rewards v. Int’l Bus. Machs. Corp. (“Rakuten IPR”), IPR2022-00646 concerning one patent in this action, which the Court granted on April 20, 2023. On October 11, 2023, the U.S. Patent Trial and Appeal Board (“PTAB”) ruled on the Rakuten IPR finding the claims of the patent asserted against Zillow unpatentable. IBM appealed the PTAB’s decision on November 21, 2023 (the “PTAB Appeal”), and cross appeals were filed by Ebates Performance Marketing Inc. on November 21, 2023 and by us on December 15, 2023. On March 20, 2024, IBM voluntarily dismissed all claims filed in this action against Zillow with prejudice, with the exception of those pertaining to the patent asserted within the pending PTAB Appeal. On December 9, 2025, the Federal Circuit issued an order affirming the October 11, 2023 PTAB decision in full. In July 2026, the parties reached an agreement in principle to resolve all of IBM’s remaining claims in this action, the impact of which is not material to the Company. On August 18, 2026, the Court issued an order dismissing all of IBM’s remaining claims in this action with prejudice.
On November 16, 2021, November 19, 2021 and January 6, 2022, three purported class action lawsuits were filed against us and certain of our executive officers, alleging, among other things, violations of federal securities laws on behalf of a class of those who purchased our stock between August 7, 2020 and November 2, 2021. The three purported class action lawsuits, captioned Barua v. Zillow Group, Inc. et al., Silverberg v. Zillow Group, et al. and Hillier v. Zillow Group, Inc. et al. were brought in the Court and were consolidated on February 16, 2022 (the “ZO securities class action”). On May 12, 2022, the plaintiffs filed their amended consolidated complaint which alleges, among other things, that we issued materially false and misleading statements regarding our Zillow Offers business. The complaints seek to recover, among other things, alleged damages sustained by the purported class members as a result of the alleged misconduct. On December 7, 2022, the Court rendered its decision granting our previously filed motion to dismiss, in part, and denying the motion, in part. On January 23, 2023, we filed our answer to the consolidated complaint. On March 14, 2024, plaintiffs filed a motion for class certification, which was granted on August 23, 2024. The Ninth Circuit affirmed the class certification order on September 26, 2025 and denied Zillow’s en banc petition for rehearing on January 6, 2026. On June 5, 2026, Zillow filed a petition for certiorari before the Supreme Court of the United States, which the Supreme Court denied on October 5, 2026. On October 27, 2026, we entered into a stipulation of settlement (the “Settlement Agreement”) to resolve all claims against all defendants alleged in the ZO securities class action. The settlement remains subject to court approval. Pursuant to the Settlement Agreement, we have agreed to pay or cause to be paid an aggregate of $212.5 million in cash (the “Settlement Payment”) into a settlement fund held in escrow within 20 business days after the court preliminarily approves the settlement. As of September 30, 2026, we have recorded an accrual of $212.5 million for the Settlement Payment within accrued expenses and other current liabilities and a receivable of $48 million for expected insurance recoveries within prepaid expenses and other current assets in our condensed consolidated balance sheet. For the three and nine months ended September 30, 2026, we recorded $165 million within general and administrative expenses in our condensed consolidated statements of operations related to the Settlement Payment, net of expected insurance recoveries. The Settlement Agreement contains no admission of liability or wrongdoing by any of the defendants.
On March 10, 2022, May 5, 2022, July 20, 2022 and October 31, 2024, shareholder derivative suits were filed in the Court and on July 25, 2022, a shareholder derivative suit was filed in the Superior Court of the State of Washington, King County, against us and certain of our executive officers and directors seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs (including the Company as a nominal defendant) allege, among other things, that the defendants breached their fiduciary duties by failing to maintain an effective system of internal controls, which purportedly caused the losses the Company incurred when it decided to wind down Zillow Offers operations. Plaintiffs also allege, among other things, violations of Section 14(a) and Section 20(a) of the Exchange Act, insider trading and waste of corporate assets. On August 23, 2023, a second shareholder derivative suit was filed in the Superior Court of the State of Washington, King County. These shareholder derivative lawsuits have since been stayed by the relevant courts and they remain stayed as of September 30, 2026. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and intend to vigorously defend the claims in these lawsuits.
On September 30, 2025, the FTC filed a complaint in the U.S. District Court for the Eastern District of Virginia against Zillow Group, Inc., Zillow, Inc., and Redfin Corporation (“Redfin”). On October 1, 2025, the Attorneys General of the

Commonwealth of Virginia and the States of Arizona, Connecticut, New York, and Washington (collectively, “the States”) filed a similar complaint against the same parties in the same court. The complaints alleged that the partnership entered into between Zillow and Redfin on February 6, 2025 (the “Redfin Partnership”) harmed competition for online multifamily rental-listings in violation of federal antitrust laws. The complaints of the FTC and the States both sought a permanent injunction and sought other equitable relief, including, among other things, a divestiture of assets or reconstruction of businesses, and other relief sufficient to restore the competition that would exist absent the anticompetitive conduct alleged. The complaint of the States also sought an award of costs of the lawsuit, including reasonable attorneys’ fees. On August 22, 2026, Zillow and Redfin entered into a stipulated final order for equitable relief (“Order”) with the FTC and the States that fully resolved this matter. The Order, which contains no admission of liability or wrongdoing by Zillow, was filed on August 24, 2026 in the U.S. District Court for the Eastern District of Virginia and entered by the court on August 28, 2026. Under the terms of the Order, the partnership between Zillow and Redfin will continue and the syndication of multifamily rental listings from Zillow to Redfin will remain intact through at least June 30, 2030, as provided in the existing agreement. Pursuant to the Order, the parties’ agreement was amended to, among other things, allow Zillow and Redfin to offer standalone multifamily advertising products in addition to the existing partnership. In September 2026, Zillow and Redfin paid the States an immaterial amount for reasonable fees and costs related to the litigation.
On June 9, 2026, a purported class action lawsuit, captioned Breidert v. Zillow Group, Inc. et al., was filed against us and certain of our executive officers in the U.S. District Court for the Western District of Washington. The complaint alleges, among other things, violations of the federal securities laws arising from the Redfin Partnership, and seeks to recover, among other things, damages sustained as a result of the alleged misconduct. On June 22, 2026, the parties filed a stipulation staying deadlines pending the appointment of a lead plaintiff and lead counsel and the filing of an amended or other operative complaint. On October 5, 2026, the court entered an order appointing a lead plaintiff and lead plaintiff’s counsel. The court subsequently set January 11, 2027 as the deadline for filing an amended complaint. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. We deny the allegations of any wrongdoing and intend to vigorously defend the claims in this lawsuit.
On July 13, 2026 and July 14, 2026, shareholder derivative suits were filed in the U.S. District Court for the Western District of Washington against certain of our executive officers and directors, with the Company named as a nominal defendant, seeking unspecified damages on behalf of the Company and certain other relief, such as reform to corporate governance practices. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties in connection with the Redfin Partnership, including by causing the Company to make allegedly false and misleading statements regarding the Redfin Partnership. These shareholder derivative lawsuits have been stayed by the court and they remain stayed as of September 30, 2026. On September 4, 2026 and September 10, 2026, shareholder derivative suits were filed in Washington State Superior Court, King County, against certain of our executive officers and directors, with the Company named as a nominal defendant, alleging, among other things, claims for breach of fiduciary duty, mismanagement, and corporate waste related to the Redfin Partnership. On October 15, 2026, the court entered an order staying these shareholder derivative lawsuits. There is a reasonable possibility that a loss may be incurred related to this matter; however, the possible loss or range of loss is not estimable. The defendants deny the allegations of any wrongdoing and intend to vigorously defend the claims in these lawsuits.
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

Contract Balances
Contract assets included in prepaid expenses and other current assets in our condensed consolidated balance sheets totaled $304 million and $212 million as of September 30, 2026 and December 31, 2025, respectively. Contract assets included in other assets in our condensed consolidated balance sheets totaled $26 million and $18 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the average remaining recognition period for our contract assets related to our Zillow Preferred offering was five months.
For the three months ended September 30, 2026, the opening balance of deferred revenue was $65 million, of which $43 million was recognized as revenue during the period. For the three months ended September 30, 2025, the opening balance of deferred revenue was $70 million, of which $55 million was recognized as revenue during the period.
For the nine months ended September 30, 2026, the opening balance of deferred revenue was $69 million, of which $65 million was recognized as revenue during the period. For the nine months ended September 30, 2025, the opening balance of deferred revenue was $62 million, of which $57 million was recognized as revenue during the period.
Note 13. Segment Information
Significant Segment Expenses
The following table presents our significant expense categories included in our reported measure of segment profitability for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$724	$676	$2,204	$1,929
Less:
Headcount-related expenses, excluding share-based compensation	297	300	919	886
Direct product and service costs	117	91	331	214
Share-based compensation	74	99	230	295
Depreciation and amortization	64	67	194	199
Marketing and advertising costs	46	47	165	154
ZO securities class action settlement (1)	165	—	165	—
Software and hardware costs	40	29	113	82
Third-party professional service fees	32	25	103	61
Impairment and restructuring costs	32	2	68	2
Facility expenses	6	6	19	20
Other items (2)	12	13	32	39
Loss from operations	(161)	(3)	(135)	(23)
Other income, net	12	18	41	58
Interest expense	(6)	(3)	(16)	(13)
Income tax expense	(3)	(2)	(6)	(2)
Net income (loss)	$(158)	$10	$(116)	$20
(1) Net of expected insurance recoveries.
(2) Other items include data acquisition costs, insurance costs, and taxes.

Note 14. Restructuring Costs
On August 4, 2026, Zillow Group announced a plan to reduce its headcount by approximately 7% of its employees. This headcount reduction is designed to allow the Company to move faster and operate more efficiently, including with a more sustainable cost structure. During the three and nine months ended September 30, 2026, we recorded $32 million and $68 million, respectively, in restructuring costs related to employee termination costs. These employee termination costs are included within impairment and restructuring costs in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, $20 million and $43 million, respectively, of the restructuring costs related to cash expenditures associated with severance payments, and the remainder related to accelerated share-based compensation expense. We do not expect to incur additional restructuring costs associated with this headcount reduction.
As of June 30, 2026, we had accrued $23 million for future cash severance payments. During the three months ended September 30, 2026, we accrued an additional $20 million of future cash severance payments and paid $32 million of cash severance. As of September 30, 2026, we have $11 million accrued for future cash severance payments, which will primarily be paid out during the three months ending December 31, 2026.

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
As of September 30, 2026, we had 6,871 employees, compared to 7,068 employees as of December 31, 2025.
Health of Housing Market
Our financial performance is impacted by changes in the health of the housing market, which is impacted, in turn, by general economic conditions. Current market factors have been driven by low housing inventory, elevated and volatile mortgage interest rates, changes in rental inventory and occupancy rates, as well as home price fluctuations and inflationary conditions. These factors may impact the number of transactions consumers complete using our products and services and demand for our advertising services. According to residential real estate data published by NAR, TTV increased 1% during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 and increased 3% during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. We continue to invest in the growth of our business, which we believe has resulted in year-over-year total revenue results, described below, for the three and nine months ended September 30, 2026 as compared to the same periods in the prior year, that exceeded industry performance for the same periods. The extent to which market factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
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
Financial Overview
For the three months ended September 30, 2026 and 2025, we generated total revenue of $724 million and $676 million, respectively, an increase of 7%. The increase in total revenue was primarily attributable to the following:
Rentals Revenue
Rentals revenue increased by $46 million, or 26%, to $220 million, due to an increase in quarterly revenue per average monthly rentals unique visitor.
For Sale Revenue
•Mortgages revenue increased by $17 million, or 32%, to $70 million, driven by an increase in mortgage originations revenue as a result of increased total loan origination volume.
•Residential revenue decreased by $16 million, or 4%, to $419 million, due to a decrease in visits driven by weaker demand in the residential real estate market.
Gross Profit
During the three months ended September 30, 2026 and 2025, we generated gross profit of $516 million and $491 million, respectively, an increase of 5%.
August 2026 Cost Management Actions
On August 4, 2026, Zillow Group announced a plan to reduce its headcount by approximately 7% of its employees. This headcount reduction is designed to allow the Company to move faster and operate more efficiently, including with a more sustainable cost structure. For additional information regarding our restructuring costs, see Note 14 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and the subsection below titled “Impairment and Restructuring Costs” under the caption “Results of Operations.”
ZO Securities Class Action Settlement
On October 27, 2026, we entered into the Settlement Agreement to resolve all claims against all defendants alleged in the ZO securities class action. The settlement is subject to court approval. For additional information, see Note 11 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the subsection below titled “General and Administrative” under the caption “Results of Operations.”
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
Beginning with the three months ended September 30, 2026, we enhanced our methodology for identifying and excluding from visits any activity that we identify as generated by automated programs rather than consumers (“automated traffic”), such as programs that access our websites to index or collect content. Previously, we excluded self-identified automated traffic and estimated and excluded other automated traffic through monitoring of traffic patterns. Because the volume and sophistication of automated traffic have increased in recent periods, including traffic designed to resemble consumer activity, we now identify and exclude automated traffic at the individual visit level. Our methodology considers, among other factors, whether a user is signed in, the level of interaction during the visit, the traffic source and indicators of atypical network activity.
We believe excluding automated traffic at the individual visit level provides a more accurate indicator of consumers’ engagement with our mobile apps and websites and improves the comparability of visits across periods. We have recast prior period visits to conform with the current period methodology, which identifies and excludes automated traffic at the individual visit level, using the indicators of automated traffic available for each period. The change in methodology resulted in decreases of approximately 5% and 4% in previously reported visits for the three and nine months ended September 30, 2025, respectively.
Our methodology for identifying and excluding automated traffic from visits involves estimates and judgment and may not identify all automated traffic activity.
The following table presents the number of visits to our mobile apps and websites for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025
Visits	2,308	2,425	(5)%	6,931	7,166	(3)%

During the three and nine month periods ended September 30, 2026, visits to our mobile applications and websites decreased by 5% and 3%, respectively, compared to the three and nine month periods ended September 30, 2025. These decreases were primarily driven by housing market conditions, including low housing inventory, elevated and volatile mortgage interest rates and home price fluctuations.
Unique Users
Measuring unique users is important to us because much of our revenue depends in part on our ability to connect home buyers and sellers, renters and individuals with or looking for a mortgage to real estate, rental and mortgage professionals, products and services. Growth in consumer traffic to our mobile apps and websites increases the number of impressions, clicks, connections, leads and other events we can monetize to generate revenue. For example, our revenue depends, in part, on users accessing our mobile apps and websites to engage in the sale, purchase, renting and financing of homes, including with Zillow Home Loans, and a significant portion of our Residential revenue, Rentals revenue and Other revenue depends on advertisements being served to users of our mobile apps and websites.
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
Beginning with the three months ended September 30, 2026, we enhanced our methodology for identifying and excluding automated traffic from unique users, as identified using the methodology described under the “Visits” subsection above. We believe excluding automated traffic provides a more accurate indicator of consumer traffic to our mobile apps and websites and improves the comparability of unique users across periods. We have recast prior period average monthly unique users to conform with the current period methodology, which identifies and excludes automated traffic at each instance of access, using the indicators of automated traffic available for each period. The change in methodology resulted in decreases of approximately 11% and 10% in previously reported average monthly unique users for the three and nine months ended September 30, 2025, respectively.
Our methodology for identifying and excluding automated traffic from unique users involves estimates and judgment and may not identify all automated traffic activity.
The following table presents our average monthly unique users for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025
Average monthly unique users	215	222	(3)%	213	216	(1)%
During the three and nine month periods ended September 30, 2026, average monthly unique users decreased by 3% and 1%, respectively, compared to the three and nine month periods ended September 30, 2025. These decreases were primarily driven by housing market conditions, including low housing inventory, elevated and volatile mortgage interest rates and home price fluctuations.
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
We have recast TTV and For Sale revenue per TTV for the twelve months ended September 30, 2025 to conform with the revised TTV methodology used for the twelve months ended September 30, 2026, described above. The change in methodology to calculate TTV resulted in an approximately 22% increase in TTV and 18% decrease in For Sale revenue per TTV reported for the twelve months ended September 30, 2025, primarily due to differences in existing residential homes sold and average sales price of existing residential homes sold for the period as collected and estimated by Zillow Group compared to as reported by NAR.
Zillow Group’s presentation of TTV is derived from third-party data published by NAR, which may be subject to revisions, updates, or changes in methodology. While we believe NAR’s data provides a reliable measure of industry transaction data, changes to the underlying data or methodologies could affect TTV and, as a result, For Sale revenue per TTV in future periods.

The following table presents our For Sale revenue per TTV for the periods presented:

	Twelve Months Ended September 30,		2025 to 2026 % Change
	2026	2025
For Sale revenue (in millions)	$2,027	$1,856	9%
Total Transaction Value (in trillions) (1)	$2.3	$2.2	3%
For Sale revenue per Total Transaction Value (in basis points)	8.8	8.3	6%
(1) Estimate for the twelve months ended September 30, 2026 is as of October 2026.

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
The following table presents loan origination volume by purpose and in total for Zillow Home Loans for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		2025 to 2026 % Change	Nine Months Ended September 30,		2025 to 2026 % Change
	2026	2025		2026	2025
Purchase loan origination volume	$1,972	$1,276	55%	$5,694	$3,183	79%
Refinance loan origination volume	4	5	(20)%	33	20	65%
Total loan origination volume	$1,976	$1,281	54%	$5,727	$3,203	79%
During the three and nine months ended September 30, 2026, total loan origination volume increased 54% and 79%, respectively, compared to the three and nine months ended September 30, 2025. These increases were primarily driven by the continued growth in Zillow Home Loans purchase loan originations in line with our strategic priorities.

Results of Operations
Given continued uncertainty surrounding the health of the housing market, interest rate environment and inflationary conditions, financial performance for current and prior periods may not be indicative of future performance.
Revenue

					% of Total Revenue
	Three Months Ended September 30,		2025 to 2026		Three Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$419	$435	$(16)	(4)%	58%	64%
Mortgages	70	53	17	32	10	8
Total For Sale revenue	489	488	1	—	68	72
Rentals	220	174	46	26	30	26
Other	15	14	1	7	2	2
Total revenue	$724	$676	$48	7%	100%	100%

					% of Total Revenue
	Nine Months Ended September 30,		2025 to 2026		Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Revenue:
For Sale revenue:
Residential	$1,334	$1,286	$48	4%	61%	67%
Mortgages	218	142	76	54	10	7
Total For Sale revenue	1,552	1,428	124	9	70	74
Rentals	612	462	150	32	28	24
Other	40	39	1	3	2	2
Total revenue	$2,204	$1,929	$275	14%	100%	100%
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Total revenue increased $48 million, or 7%, to $724 million:
Rentals Revenue
•Rentals revenue increased $46 million, or 26%. The increase in Rentals revenue was primarily due to a 26% increase in quarterly revenue per average monthly rentals unique visitor to $6.29 for the three months ended September 30, 2026 from $4.97 for the three months ended September 30, 2025, primarily driven by a 35% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. We calculate quarterly revenue per average monthly rentals unique visitor by dividing total Rentals revenue for the period by the average monthly rentals unique visitors for the period and then dividing by the number of quarters in the period. Average monthly rentals unique visitors were 35 million for both the three months ended September 30, 2026 and 2025. We have estimated average monthly rentals unique visitors using Comscore data, which measures average monthly unique visitors on rental listings on Zillow’s, Trulia’s and HotPads’ mobile apps and websites, and on Realtor.com, and beginning in February 2025, Redfin and its sites, including Rent.com and ApartmentGuide.com.

For Sale Revenue
•Mortgages revenue increased $17 million, or 32%, primarily driven by a $21 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 54% increase in total loan origination volume to $2.0 billion for the three months ended September 30, 2026 from $1.3 billion for the three months ended September 30, 2025. This increase was largely driven by continued growth in Zillow Home Loans purchase loan origination volume as we continued expanding the integrated transaction experience. We expect Mortgages revenue to decrease in absolute dollars during the three months ending December 31, 2026, primarily due to higher mortgage interest rates and the impact of seasonality on the residential real estate market.
•Residential revenue decreased $16 million, or 4%, primarily due to a 5% decrease in visits to 2.3 billion for the three months ended September 30, 2026 from 2.4 billion for the three months ended September 30, 2025. The decrease in visits reflects weaker demand in the residential real estate market. The decrease in Residential revenue was partially offset by a 1% increase in Residential revenue per visit to $0.182 for the three months ended September 30, 2026 from $0.179 for the three months ended September 30, 2025, primarily due to an increase in Zillow Showcase revenue driven by increasing adoption of our enhanced listing features by sellers and listing agents, and continued growth in new construction revenue. We calculate Residential revenue per visit by dividing the revenue generated by our Residential offerings by the number of visits in the period. We expect Residential revenue to decrease in absolute dollars during the three months ending December 31, 2026, primarily due to the impact of seasonality on the residential real estate market and as we continue to scale our Zillow Preferred model resulting in a continued shift in revenue from Residential to Mortgages as we bring the integrated transaction to more consumers.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Total revenue increased $275 million, or 14%, to $2.2 billion:
Rentals Revenue
•Rentals revenue increased $150 million, or 32%. The increase in Rentals revenue was driven by a 25% increase in quarterly revenue per average monthly rentals unique visitor to $5.67 for the nine months ended September 30, 2026 from $4.53 for the nine months ended September 30, 2025, primarily driven by a 43% increase in multifamily rentals revenue due to growth in multifamily property listings and in revenue per property as property managers upgraded to more comprehensive advertising packages. The increase in Rentals revenue was also driven by growth in average monthly rentals unique visitors, which increased 6% to 36 million during the nine months ended September 30, 2026 from 34 million during the nine months ended September 30, 2025.
For Sale Revenue
•Mortgages revenue increased $76 million, or 54%, primarily driven by an $85 million increase in mortgage originations revenue. The increase in mortgage originations revenue was primarily due to a 79% increase in total loan origination volume to $5.7 billion for the nine months ended September 30, 2026 from $3.2 billion for the nine months ended September 30, 2025. This increase was largely driven by continued growth in Zillow Home Loans purchase loan origination volume as we continued expanding the integrated transaction experience.
•Residential revenue increased $48 million, or 4%. The increase in Residential revenue was primarily driven by a 7% increase in Residential revenue per visit to $0.192 for the nine months ended September 30, 2026 from $0.179 for the nine months ended September 30, 2025, primarily due to an increase in Zillow Showcase revenue driven by increasing adoption of our enhanced listing features by sellers and listing agents, continued growth in new construction revenue, and continued growth in our Premier Agent revenue. The increase in Residential revenue was partially offset by a 3% decrease in visits to 6.9 billion for the nine months ended September 30, 2026, from 7.2 billion for the nine months ended September 30, 2025.

Adjusted EBITDA

The following table summarizes net income (loss) and Adjusted EBITDA (in millions, except percentages):

					% of Revenue
	Three Months Ended September 30,		2025 to 2026		Three Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025
Net income (loss)	$(158)	$10	$(168)	(1,680)%	(22)%	1%
Adjusted EBITDA	$182	$165	$17	10%	25%	24%

					% of Revenue
	Nine Months Ended September 30,		2025 to 2026		Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025
Net income (loss)	$(116)	$20	$(136)	(680)%	(5)%	1%
Adjusted EBITDA	$556	$473	$83	18%	25%	25%
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
•Adjusted EBITDA does not reflect certain litigation costs directly associated with our antitrust litigation brought by the FTC and state attorneys general (“FTC Matter”), consisting of legal fees and related expenses that we have determined arose outside the ordinary course of our business and are nonrecurring, infrequent, or unusual. In making this determination, we considered the following factors: (1) the FTC Matter is the first legal proceeding of this nature brought against us, and we do not currently expect similar proceedings to recur; (2) the nature of the remedies sought by the FTC, including, among other things, a permanent injunction and a divestiture of assets or reconstruction of businesses, differs from the relief typically sought in our ordinary course litigation; and (3) the counterparties were a federal regulatory agency and state attorneys general, which are distinct from the type of counterparties involved in our ordinary course litigation;
•Adjusted EBITDA does not reflect the ZO securities class action settlement, net of expected insurance recoveries, which we do not believe is reflective of our ongoing operating performance. In making this determination, we considered together the size of the settlement charge and that the ZO securities class action settlement relates to our Zillow Offers operations, which were wound down; and
•Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from the way we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash-flow metrics, net income (loss) and our other GAAP results.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(158)	$10	$(116)	$20
Income taxes	3	2	6	2
Other income, net	(12)	(18)	(41)	(58)
Depreciation and amortization	64	67	194	199
Share-based compensation	74	99	230	295
Impairment and restructuring costs	32	2	68	2
FTC Matter litigation costs(1)	8	—	34	—
ZO securities class action settlement(2)	165	—	165	—
Interest expense	6	3	16	13
Adjusted EBITDA	$182	$165	$556	$473
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
(2) Beginning with the three months ended September 30, 2026, we calculate and report Adjusted EBITDA excluding the ZO securities class action settlement, net of expected insurance recoveries, which we do not believe is reflective of our ongoing operating performance.
Costs and Expenses, Gross Profit and Other Items

					% of Total Revenue
	Three Months Ended September 30,		2025 to 2026		Three Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Cost of revenue	$208	$185	$23	12%	29%	27%
Gross profit	516	491	25	5	71	73
Operating expenses:
Sales and marketing	216	214	2	1	30	32
Technology and development	150	151	(1)	(1)	21	22
General and administrative	279	127	152	120	39	19
Impairment and restructuring costs	32	2	30	1,500	4	—
Total operating expenses	677	494	183	37	94	73
Other income, net	12	18	(6)	(33)	2	3
Interest expense	6	3	3	100	1	—
Income tax expense	3	2	1	50	—	—

					% of Total Revenue
	Nine Months Ended September 30,		2025 to 2026		Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025

	(in millions, except percentages, unaudited)
Cost of revenue	$607	$490	$117	24%	28%	25%
Gross profit	1,597	1,439	158	11	72	75
Operating expenses:
Sales and marketing	675	638	37	6	31	33
Technology and development	456	453	3	1	21	23
General and administrative	533	369	164	44	24	19
Impairment and restructuring costs	68	2	66	3,300	3	—
Total operating expenses	1,732	1,462	270	18	79	76
Other income, net	41	58	(17)	(29)	2	3
Interest expense	16	13	3	23	1	1
Income tax expense	6	2	4	200	—	—

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
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Cost of revenue increased $23 million, or 12%, primarily driven by increases of $18 million in lead acquisition costs, primarily associated with our Redfin rentals syndication agreement and $7 million in mortgage loan processing costs due to increased purchase loan origination volume. These increases were partially offset by a $3 million decrease in depreciation and amortization expense. We expect cost of revenue to decrease in absolute dollars during the three months ending December 31, 2026, primarily due to the impact of seasonality on our business.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Cost of revenue increased $117 million, or 24%, primarily driven by increases of $85 million in lead acquisition costs, primarily associated with our Redfin rentals syndication agreement, $18 million in mortgage loan processing costs due to increased purchase loan origination volume, $8 million in software and hardware costs, $6 million in headcount-related expenses to support loan fulfillment and processing costs driven by growth in Mortgages purchase loan origination volume, and $5 million in ad serving costs to support the growth of our rentals marketplace. These increases were partially offset by a $6 million decrease in depreciation and amortization expense.

Gross Profit
Gross profit is calculated as revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has and will continue to be affected by a number of factors, including the mix of revenue from our various product offerings.
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Gross profit increased by $25 million, or 5%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 73% to 71%.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Gross profit increased by $158 million, or 11%, primarily due to an increase in revenue, discussed above. Total gross margin decreased from 75% to 72%.

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
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Sales and marketing expenses increased $2 million, or 1%, primarily driven by an increase of $2 million in headcount-related expenses to support loan origination costs driven by growth in Mortgages purchase loan origination volume.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Sales and marketing expenses increased $37 million, or 6%, primarily driven by increases of $22 million in headcount-related expenses to support loan origination costs driven by growth in Mortgages purchase loan origination volume, $10 million in marketing and advertising costs as we continue to invest in the growth of the business, and $3 million in professional service fees.

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
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Technology and development expenses decreased $1 million, or 1%, due to a $14 million decrease in headcount-related expenses driven primarily by a decrease in share-based compensation expense which was partially offset by a $12 million increase in software and hardware costs.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Technology and development expenses increased $3 million, or 1%, due to a $26 million increase in software and hardware costs and $2 million in trade show and event expenses. These increases were partially offset by a $26 million decrease in headcount-related expenses driven primarily by a decrease in share-based compensation expense.
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
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
General and administrative expenses increased $152 million, or 120%, primarily due to an increase of $165 million associated with the ZO securities class action settlement, net of expected insurance recoveries. This increase was partially offset by a $14 million decrease in headcount-related expenses, driven primarily by a decrease in share-based compensation expense. We expect general and administrative expenses to decrease in absolute dollars during the three months ending December 31, 2026, primarily due to the ZO securities class action settlement costs, net of expected insurance recoveries, recorded in the third quarter of 2026.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
General and administrative expenses increased $164 million, or 44%, primarily due to an increase of $165 million associated with the ZO securities class action settlement, net of expected insurance recoveries, and $34 million associated with FTC Matter litigation costs. These increases were partially offset by a decrease of $35 million in headcount-related expenses, including share-based compensation expense.

Impairment and Restructuring Costs
For the three months ended September 30, 2026, we recorded $32 million in restructuring costs related to employee termination costs, of which $20 million related to cash expenditures associated with severance payments and the remaining $12 million related to accelerated share-based compensation expense. For the nine months ended September 30, 2026, we recorded $68 million in restructuring costs related to employee termination costs, of which $43 million related to cash expenditures associated with severance payments and the remaining $25 million related to accelerated share-based compensation expense. We funded the cash expenditures through existing cash and investment balances. For additional information regarding our restructuring costs, see Note 14 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Other Income, net
Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments.
Other income, net decreased $6 million and $17 million for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, primarily due to lower interest income driven by a decrease in our investment balances as a result of share repurchases, and, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, the settlement of the 2025 Notes, which occurred in May 2025.
Income Taxes
We are subject to income taxes in the United States (federal and state) and certain foreign jurisdictions. As of September 30, 2026 and December 31, 2025, we have provided a valuation allowance against our net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to demonstrate that a significant portion of the valuation allowance against our U.S. net deferred tax assets will no longer be required. We have accumulated federal tax losses of approximately $1.8 billion as of December 31, 2025, which are available to reduce future taxable income. We have accumulated state tax losses of approximately $70 million (tax effected) as of December 31, 2025.
Income tax expense was not material for the three and nine months ended September 30, 2026 or 2025.

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
Sources of Liquidity
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents, investments and restricted cash of $713 million and $1.3 billion, respectively. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions, money market funds, and, from time to time, U.S. government treasury securities and commercial paper. Investments consist of fixed income securities, which include investment grade corporate securities, U.S. government treasury securities, commercial paper, and U.S. government agency securities. Restricted cash primarily consists of amounts used to fund customer home purchases in our mortgage origination operations. Amounts on deposit with third-party financial institutions exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurance limits, as applicable. As of September 30, 2026, Zillow Group and its subsidiaries were in compliance with all debt covenants specified in the facilities described below.
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
We believe that cash from operations and cash and cash equivalents and investment balances will be sufficient to meet our ongoing operating activities, working capital, capital expenditures, strategic acquisitions and investments, legal obligations and other capital requirements for at least the next 12 months, though we may choose to utilize our Revolving Credit Facility. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operations, debt financing, including the Revolving Credit Facility, and equity offerings, as applicable.
Summarized Cash Flow Information
The following table presents selected cash flow data for the periods presented (in millions, unaudited):

	Nine Months Ended September 30,
	2026	2025
Cash Flow Data:
Net cash provided by operating activities	$373	$296
Net cash provided by investing activities	285	44
Net cash used in financing activities	(823)	(546)
Adjusted free cash flow	269	295
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

For the nine months ended September 30, 2026, net cash provided by operating activities was $373 million. This was primarily driven by a net loss of $116 million, adjusted by share-based compensation of $255 million, depreciation and amortization of $194 million, amortization of contract cost assets of $19 million, amortization of right of use assets of $7 million, and $14 million in other adjustments to reconcile net loss to net cash provided by operating activities. Changes in operating assets and liabilities increased net cash provided by operating activities by $28 million. The changes in operating assets and liabilities are primarily related to a $246 million increase in accrued expenses and other current liabilities driven by the ZO securities class action settlement accrual, and a $38 million increase in accounts payable and a $21 million increase in accrued compensation and benefits, both primarily driven by the timing of payments. These changes were partially offset by a $163 million increase in prepaid expenses and other assets primarily attributable to an insurance recovery receivable related to the ZO securities class action settlement and an increase in accrued revenue, a $37 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $32 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, an $18 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, a $16 million decrease in deferred revenue attributable to the timing of revenue recognition, and a $12 million decrease in lease liabilities due to contractual lease payments.
For the nine months ended September 30, 2025, net cash provided by operating activities was $296 million. This was primarily driven by net income of $20 million, adjusted by share-based compensation of $295 million, depreciation and amortization of $199 million, amortization of contract cost assets of $16 million, and amortization of right of use assets of $6 million, and $10 million in other adjustments to reconcile net income to net cash provided by operating activities. Changes in operating assets and liabilities decreased net cash provided by operating activities by $230 million. The changes in operating assets and liabilities are primarily related to a $132 million increase in mortgage loans held for sale due to an increase in purchase loan origination volume, a $67 million increase in prepaid expenses and other assets primarily due to an increase in accrued revenue, a $53 million increase in accounts receivable primarily due to an increase in revenue from products and services billed in arrears, an $18 million increase in contract cost assets primarily due to an increase in capitalized sales commissions, and a $9 million decrease in lease liabilities due to contractual lease payments. These changes were partially offset by a $32 million increase in accrued expenses and other current liabilities and an $8 million increase in accounts payable, both primarily driven by the timing of payments, and a $7 million increase in deferred revenue attributable to the timing of revenue recognition.
Cash Flows Provided By Investing Activities
Our primary investing activities include the purchase and sale or maturity of investments and the purchase of property and equipment and intangible assets.
For the nine months ended September 30, 2026, net cash provided by investing activities was $285 million. This was primarily related to $417 million of net proceeds from maturities and sales of investments, partially offset by $132 million of purchases of property and equipment and intangible assets.
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
For the nine months ended September 30, 2026, net cash used in financing activities was $823 million, which primarily related to $846 million of cash paid for share repurchases and $27 million related to the settlement of the acquisition date fair value of the second Follow Up Boss contingent consideration earn out payment. The cash outflows were partially offset by $28 million of net borrowings on our master repurchase agreements related to Zillow Home Loans and $24 million of proceeds from the exercise of stock options.
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
The following table provides a reconciliation of Adjusted free cash flow to net cash provided by operating activities for the periods presented (in millions, unaudited):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$373	$296
Purchases of property and equipment	(104)	(105)
Purchases of intangible assets	(28)	(123)
Net borrowings on master repurchase agreements	28	127
Initial payment in connection with Redfin rentals partnership	—	100
Adjusted free cash flow	$269	$295
Capital Resources
Revolving Credit Facility
On January 30, 2026, Zillow Group entered into a $500 million Revolving Credit Facility, which may be increased by up to an additional $250 million subject to the terms of the credit agreement. Borrowings under the facility bear interest at a floating rate based on either an alternative base rate, as defined in the credit agreement, or SOFR, in each case plus an applicable margin, determined by Zillow Group’s total net leverage ratio. The facility matures on January 30, 2031. As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility. Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on our Revolving Credit Facility.
Share Repurchases
On March 4, 2026, the Board authorized the repurchase of up to an additional $1.25 billion of our Class A common stock, Class C capital stock, or a combination thereof, which increased our total cumulative Repurchase Authorizations to $4.8 billion as of September 30, 2026. On June 3, 2026, the Board approved an amendment to the Repurchase Authorizations, pursuant to which, effective June 3, 2026, no repurchase of shares under the Repurchase Authorizations is permitted if, after giving effect to such repurchase, any single shareholder would beneficially own more than 45% of the then-outstanding voting power of the Company’s voting securities. During the nine months ended September 30, 2026, we repurchased 4.8 million shares of Class A common stock and 14.8 million shares of Class C capital stock at an average price of $45.24 and $42.31 per share, respectively, for an aggregate purchase price of $219 million and $627 million, respectively, totaling $846 million. As of September 30, 2026, $1.1 billion remained available for future repurchases of our stock pursuant to the Repurchase Authorizations, which repurchases decrease our liquidity and capital resources when effected.
Master Repurchase Agreements
Zillow Home Loans operations impact our liquidity and capital resources as a cash intensive business that funds mortgage loans originated for resale in the secondary market. We primarily use debt financing to fund mortgage loan originations. The following table summarizes our master repurchase agreements as of the periods presented (in millions, except interest rates):

Lender	Maturity Date	Maximum Borrowing Capacity(1)	Outstanding Borrowings at September 30, 2026	Outstanding Borrowings at December 31, 2025	Weighted Average Interest Rate at September 30, 2026
UBS AG (2)	September 2, 2027	$200	$109	$85	5.45%
JPMorgan Chase Bank, N.A.(3)	April 22, 2027	200	106	126	5.42%
Bank of Montreal (4)	February 24, 2027	200	99	88	5.45%
Bank of Nova Scotia (5)	June 4, 2027	150	78	65	5.32%
	Total	$750	$392	$364
(1) Available borrowing capacity under our master repurchase agreements is primarily uncommitted.
(2) Agreement was amended and renewed on September 3, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to September 2, 2027.
(3) Agreement was amended and renewed on April 23, 2026 to extend the maturity date to April 22, 2027.
(4) Agreement was amended and renewed on February 25, 2026 to increase the total maximum borrowing capacity from $150 million to $200 million and to extend the maturity date to February 24, 2027.
(5) Agreement was amended and renewed on June 5, 2026 to increase the total maximum borrowing capacity from $100 million to $150 million and to extend the maturity date to June 4, 2027.

Refer to Note 6 of our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information on Zillow Home Loans’ master repurchase agreements.
Contractual Obligations and Other Commitments
Master Repurchase Agreements - Includes principal amounts due for amounts borrowed under the master repurchase agreements to finance mortgages originated through Zillow Home Loans. Principal amounts under the master repurchase agreements are due when the related mortgage loan is sold to an investor or directly to an agency. As of September 30, 2026, we have outstanding principal amounts of $392 million.
Operating Lease Obligations - Our lease portfolio comprises operating leases for our office space. During the three months ended September 30, 2026, there were no material changes to our operating lease obligations disclosed in Note 7 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Purchase Obligations - We have non-cancelable purchase obligations for content related to our mobile apps and websites and for certain cloud computing, data storage, and enterprise technology services to support our business operations. For additional information regarding our purchase obligations, see Note 11 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Restructuring Payments - We expect to make future cash payments of approximately $11 million related to the employee termination costs incurred as a result of the reduction in headcount announced on August 4, 2026. We expect these additional cash payments to be made primarily during the three months ending December 31, 2026. For additional information regarding our restructuring costs, see Note 14 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Legal Obligations - On October 27, 2026, we entered into the Settlement Agreement to resolve the ZO securities class action for $212.5 million, and we expect insurance recoveries of $48 million in connection with this matter. We expect to fund the settlement within the next 12 months. For additional information regarding this settlement, see Note 11 to our Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Under our current investment policy, we invest our excess cash in money market funds, investment grade corporate securities, U.S. government treasury securities, commercial paper and U.S. government agency securities. Our current investment policy seeks first to preserve capital, second to provide sufficient liquidity for our operating and capital needs and third to maximize yield.
Our short-term investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. For our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.
We are also subject to market risk which may impact our mortgage loan origination volume and associated revenue and the net interest margin derived from borrowings under our master repurchase agreements that provide capital for Zillow Home Loans. Market risk occurs in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our master repurchase agreements, which can negatively impact our results of operations. This risk is primarily mitigated through the expedited sale of our loans. As of September 30, 2026 and December 31, 2025, we had $392 million and $364 million, respectively, of outstanding borrowings on our master repurchase agreements which bear interest at a floating rate based on SOFR plus an applicable margin, as defined by the governing agreements. We manage the interest rate risk associated with our mortgage loan origination services through the use of forward sales of MBSs and mandatory loan commitments. Assuming no change in the outstanding borrowings on the master repurchase agreements, we estimate that a one percentage point increase in SOFR would not have a material effect on our interest expense associated with the master repurchase agreements for the three months ended September 30, 2026.
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
Inflation Risk
The macroeconomic environment in the United States has experienced, and continues to experience, inflationary pressures. These pressures may escalate due to geopolitical developments or changes in federal policy, including proposed or newly implemented tariffs. While it is difficult to accurately measure the impact of these inflationary pressures on our business, we believe these effects have been pervasive throughout our business during the past several years. During this time, ongoing inflationary pressures in the United States have led to increases in the federal funds rate. These increases have impacted other market rates derived from this benchmark rate, including mortgage interest rates. The persistently high mortgage interest rates across the industry relative to recent years have impacted the number of transactions consumers complete using our products and services and the demand for our advertising services and mortgage origination offerings and, in turn, had an adverse impact on our revenue.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Management, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2026. Based on that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
Purchase of Equity Securities by the Issuer
The following table summarizes our share repurchases during the three months ended September 30, 2026 (in millions, except share data which are presented in thousands, and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period	Class A common stock	Class C capital stock	Class A common stock	Class C capital stock
July 1 - July 31, 2026	—	—	$—	$—	—	$1,135
August 1 - August 31, 2026	4	539	37.90	36.81	543	1,115
September 1 - September 30, 2026	—	—	—	—	—	1,115
Total	4	539			543

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

Item 5. Other Information
Trading Plans
On August 28, 2026, Dan Spaulding, Chief People Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for (1) the sale of up to 258,287 shares of Class C capital stock related to the exercise of option awards granted to Mr. Spaulding and (2) the sale of an indeterminate number of shares of Class C capital stock related to the vesting of restricted stock units granted to Mr. Spaulding. The number of shares of Class C capital stock that will be sold under this 10b5-1 sales plan related to vesting of restricted stock units is not yet determinable because (i) certain future awards granted during the life of the plan that follow the same vesting schedule as existing awards under the plan may be covered by the terms of the plan and (ii) for each vested restricted stock unit that is covered by the terms of the plan, an unknown number of shares will be sold to satisfy tax withholding prior to any sale occurring under the terms of the plan. This 10b5-1 sales plan will become effective on November 27, 2026 and will terminate on August 18, 2028, subject to earlier termination as provided in the plan.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Zillow Group, Inc. (Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2020, and incorporated herein by reference).

10.1*	Employment Offer Letter, dated June 9, 2026, between Zillow Group, Inc. and Cassandra Knight.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.

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

Dated: November 4, 2026	ZILLOW GROUP, INC.

	By:	/s/ RIKKI TREMBLAY
	Name:	Rikki Tremblay
	Title:	VP, Principal Accounting Officer